Form 10-Q
period 1996-03-31
ITRON INC /WA/
filed 1996-05-15
CIK 780571

=============================================================
                   UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

FORM 10-Q

(mark one)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from	to

          Commission file number 0-22418

                   ITRON, INC.
(Exact name of registrant as specified in its charter)

	   	WASHINGTON                  						 91-1011792
(State of Incorporation)		(I.R.S. Employer Identification Number)

               2818 NORTH SULLIVAN ROAD
            SPOKANE, WASHINGTON  99216-1897
                    (509) 924-9900
(Address and telephone number of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of April 30, 1996, there were outstanding 13,254,849 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

=============================================================

Part 1:  Financial Information

Item 1:  Financial Statements

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

					  	Three months ended March 31,
				                	        	199	   			1995
Revenues
AMR systems				            $	37,294		 $21,015
Handheld systems			         	10,758	 		17,106
Total revenues				          	48,052 			38,121
							                      ------			 ------
Cost of revenues         				26,550			 21,316

Gross profit             				21,502 			16,805

Operating expenses
	Sales and marketing			       6,568 			 4,512
	Product development			       7,375 			 6,108
	General and administrative 	 3,002 	 	 1,576
	Amortization of intangibles	   332 	 	   566
			                      				------		 	------
	Total operating expenses		  17,277 			12,762
							                      ------			 ------
Operating income			 	         4,225 			 4,043

Interest and other, net			      273 			   450
				                      			------ 			------
Income before income taxes 		 4,498 			 4,493
Provision for income taxes	 	(1,470)			(1,230)
						                      	------ 			------
Net income				            	$	 3,028 		$ 3,263
						                      	======		 	======
Net income per share    			$	   .21		$	   .24

PRO FORMA INFORMATION (1)
	Income before income taxes$	 4,498 		$ 4,493
	Provision for income taxes 	(1,580)	 	(1,580)
							                      ------	 		------
	Net income				            $	 2,918 		$ 2,913
						                      	====== 			======
	Net income per share	    	$	   .21		$	   .21
_____________
(1)  See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

						                              	March 31,		December 31,
                                   							1996     				1995
ASSETS
Current assets
	Cash and cash equivalents      	     	$	 7,726	  $   6,473
	Short-term investments			                8,550    		25,074
	Accounts receivable, net			             45,820 	   	38,015
	Inventories	                   			     	21,663    		18,065
	Deferred income tax benefit, net	        4,531    		 4,531
	Other			 				                            2,639    		 1,388
								                                 ------    		------
	Total current assets     				           90,929    		93,546

Property, plant and equipment, net     		37,573    		31,741
Intangible assets, net               				19,321 		   20,230
Other								                             5,190    		 4,201
								                                 ------    		------
Total assets	     				                $ 153,013 	 $ 149,718
						     	                            =======	   ========

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
	Accts payable and acc. expenses      $ 	21,479   $  20,804
	Deferred revenue	              		      	 6,383       8,206
								                                 ------	    	------
	Total current liabilities	     	       	27,862    		29,010

Noncurrent liabilities
	Note payable                 			 	     	 5,600    		 5,600
	Warranty and other obligations		         2,232    		 2,160
	Deferred income taxes, net		             2,163    		 1,675
							                                  ------     	------
	Total noncurrent liabilities     		      9,995    		 9,435

Shareholders' equity
	Common stock	                  			     	95,132    		94,108
	Retained earnings				                   19,797    		16,969
	Other			   				                            227    		   196
							                                 -------    	-------
	Total shareholders' equity	            115,156	    111,273
                                        -------     -------
Total liab. and shareholders' equity $  153,013   $ 149,718
						                                 	=======		   =======

The accompanying notes are an integral part of these financial statements.

Page 3

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
Three months ended March 31,

					   		                              	1996	  		 	1995
OPERATING ACTIVITIES
Net income					                      	$	 3,028		 $ 3,263
Noncash charges to income:
	Depreciation and amortization		         2,200 			 2,055
	Deferred income taxes		                   488 			   323
Changes in operating accounts:
	Accounts receivable			                	(7,805)			 4,434
	Inventories			  	                    	 (3,598)	  (3,746)
	Accounts payable and acc. exp.	           718 			   701
	Deferred revenue			                  	 (1,823)			    53
	Other, net			   	                     	(1,140)   (1,551)
							                               	-------	 		-------
	Cash provided (used) by oper act.      (7,932) 		 5,532

INVESTING ACTIVITIES
Short-term investments			              	16,524 			(1,452)
Acquisition of prop, plant  and equip.	 (7,594)			(2,924)
Capitalized software	             			      		0		 	   (62)
Other, net				 			                        (487)			   507
							                              	 -------			-------
	Cash used by investing act.	            8,443 			(3,931)

FINANCING ACTIVITIES
Issuance of common stock	           			    941  		 2,016
Dividends paid to UTS shareholders		      (200)			  (100)
Payments of capital lease obligations	       1 			  (276)
	Cash provided (used) by fin. act.	        742 			 1,640
			                                    -------   -------
Increase (dec.) in cash and equivalents  1,253 			 3,241

Cash and cash equiv. at beg. of period   6,473 			11,000
			                                    -------   -------
Cash and cash equiv. at end of period $	 7,726 	$	14,241
                                       =======   =======


The accompanying notes are an integral part of these financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month period ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 31, 1996.

Itron acquired Utility Translation Systems, Inc. (UTS), on March 25, 1996, in a pooling-of-interests business combination. Accordingly, the accompanying financial statements have been restated to include the financial position and results of operations for the combined companies for all periods presented. Prior to the acquisition UTS was treated as an S corporation under the internal revenue code. The income of an S corporation is taxed directly to the shareholders and no federal or state income taxes are paid by the company. Consequently, the combined results of operations for the first quarter of 1996 and 1995 exclude an income tax provision on UTS' earnings.
Pro forma net income per share, which reflects a provision for income taxes as if UTS was taxed as a C corporation, is provided in the accompanying statement of operations.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.


Note 2:  Inventories

Inventories consist of the following (unaudited, in thousands):

                        							March 31,		December 31,
			    				                        	1996		       1995
Material				 	                 	$12,914 		    $ 9,594
Work in process	  		   	  	       1,141 		        555
Finished goods	   		  	  	        7,079 		      7,433
							                        --------	 	  ---------
Total manufacturing inventories	 21,134 		     17,582

Service              	     					    529 		        483
						                        	--------	  	 ---------
Total inventories	 		          	$21,663 		    $18,065
						                        	========	  	 =========

Page 5

Note 3:  Acquisition

On March 25, 1996 the Company acquired UTS through a merger of UTS with a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated March 24, 1996 the Company issued 971,427 shares of unregistered Itron Common Stock to the shareholders of UTS in exchange for all of the UTS outstanding shares. The Merger was accounted for as a pooling-of-interests and is treated as a tax-free exchange.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND 			RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

When used in this discussion the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The following table summarizes the major components of and changes in operating income for the quarter ended March 31, 1996.

                   					Percentage of total revenue	Percentage
Quarter ended March 31,	              		1996		1995		Change
Revenues
	AMR systems			            	             78%	 	55%		 77%
	Handheld systems		                     	22%	 	45%		(37%)
	Total revenues	         		            	100%		100%		 26%

Gross profit                     	   				45%	 	44%		 28%

Operating expenses
	Sales and marketing	            	      	14%	 	12% 		46%
	Product development		                  	15%	 	16% 		21%
	General and administrative              	6% 	 	4%		 90%
	Amortization of intangibles 	            1%	  	1%		(41%)
	Total operating expenses	  	            36%	 	33%	 	35%

Operating income	                      			9%	 	11%	  	5%

REVENUES

Total revenues for the Company increased $9.9 million, or 26%, to $48.1 million in the first quarter of 1996 from $38.1 million in the comparable quarter in 1995. Total revenues excluding UTS increased $10.5 million, or 29%, in the current quarter over the same quarter in 1995.

AMR systems revenues grew $16.3 million, or 77%, in the current quarter over the first quarter of 1995. The higher revenues were driven by increased shipments of the Company's encoder, receiver, transmitter (ERT) meter
Page 7
modules. The Company shipped 82% more ERT modules in the quarter ended March 31, 1996 than the same quarter last year. The increased volumes resulted from a substantial amount of ERTs shipped for a large multi-year contract signed in October of last year, an increase in the number of customers involved in AMR pilots or permanent installations and initial AMR outsourcing revenues.

Outsourcing revenues incorporate a variety of sales and services performed by the Company which include, but are not limited to, AMR product sales, system installation, meter reading services and meter shop services. The Company began installation efforts for its first outsourcing agreement at the end of 1995 and initial meter reading services for that agreement during the current quarter. Outsourcing revenues for the quarter were not material and are included as a component of AMR revenues. The Company announced its second, and largest, outsourcing agreement in January of 1996. Under this agreement the Company will install, own and operate a fixed network and provide meter reading and advanced communications services over a fifteen year period. There were no revenues related to this agreement during the current quarter. The Company expects that outsourcing revenues will become a larger percentage of total revenues in the future.

Handheld systems revenues were down $6.3 million, or 37%, in the current quarter from the same quarter in 1995 primarily due to lower international shipments. The Company generated approximately $7.6 million in revenues in the first quarter of 1995 from shipments to a Japanese utility as part of the largest handheld systems order that the Company has ever received. Shipments relating to this order were completed in the fourth quarter of 1995. International revenues were 6% of total Company revenues in the quarter ended March 31, 1996 compared to 25% in the comparable quarter in 1995. Handheld systems revenues have historically been nonlinear and are expected to continue to be so in the future. The Company expects that handheld systems revenues will continue to decline as a percentage of total revenues compared to the previous year. Future handheld systems revenues are expected to be driven by sales to new customers internationally and by upgrade and replacement sales domestically.

GROSS PROFIT

Gross margins of 45% for the current quarter improved one percentage point over gross margins of 44% in the same quarter in 1995. The improvement was due to higher margins on handheld systems which were partially offset by a slight decline in AMR gross margins in the current quarter compared to the same quarter last year. Handheld systems margins were higher in the current quarter because of the shipment to a Japanese utility in 1995 which had a lower than usual margin.

OPERATING EXPENSES

Sales and marketing expenses of $6.6 million increased $2.1 million, or 46%, from the first three months of 1995 to the first three months of 1996, and also increased from 12% to 14% of revenues. The higher expenses resulted from
Page 8
the Company's increased focus on strengthening and expanding its AMR sales and marketing staff. The Company expects that sales and marketing expenses will continue to increase in total in the future and may also increase as a percentage of revenues compared to 1995.

Product development expenses of $7.4 million in the current quarter increased $1.3 million, or 21%, over the same period in 1995 primarily due to development of next generation fixed network components and AMR cost reduction efforts. The Company expects that the increased level of development will continue but will begin to gradually decrease as a percentage of revenues over the long-term.

General and administrative expenses of $3.0 million increased $1.4 million, or 90%, in the first quarter of 1996 from the first quarter of 1995. The increase was due to several factors which included UTS acquisition costs, salaries and related employment costs for new personnel including the Chief Operating Officer and increased legal and other expenses related to outsourcing agreements.

INTEREST AND OTHER, NET

Net interest income for the three months ended March 31, 1996 decreased 39% from the comparable three months in 1995 due to a lower level of cash and short-term investments.

INCOME TAXES

Income taxes for the first quarter of 1996 were 33% of pre-tax income compared to 27% in the corresponding period of 1995. There was no provision for income taxes in either quarter for UTS' results of operations. The lower 1995 rate was due to a larger proportion of earnings from UTS in the quarter ended March 31, 1995 than in the current quarter. The effective income tax rate for 1995 was 34% of pre-tax income. The Company expects the full year 1996 tax rate may be slightly higher than the full year 1995 rate.

FINANCIAL CONDITION

Operating activities consumed $7.9 million in cash in the first quarter of 1996 compared to generating $5.5 million in cash during the same quarter in 1995. The primary reason for the difference was the timing of accounts receivable collections during the first quarter of 1996 caused by having non-linear shipments during the quarter as well as unusually fast payment terms on the Japanese shipments during the 1995 quarter.

Investing activities generated $8.4 million in the three month period ended March 31, 1996 compared to consuming $3.9 million in the comparable period in 1995. The Company generated cash by liquidating $16.5 million in short-term investments in the current quarter. The cash was used to fund $7.6 million of additional property and equipment in the first quarter of 1996 compared to $2.9 million for the first quarter of 1995. The additions in the current quarter were primarily for additional equipment at both of the Company's manufacturing locations. Itron anticipates spending substantially more on capital additions during the remainder of the year for expansion of manufacturing capacity and equipment to be installed under long-term outsourcing contracts.

Financing activities in the first quarter of 1996 provided $742,000 due to the exercise of stock options. The Company generated $1.6 million in the comparable quarter in 1995 primarily due to the exercise of the overallotment of 75,000 shares related to the Company's follow-on offering in December 1994. Dividends paid to UTS shareholders for both periods relate to distributions prior to the acquisition. Itron has never paid dividends to its common shareholders nor does the Company anticipate paying dividends to common shareholders in the foreseeable future.

Existing sources of liquidity at March 31, 1996 include approximately $16.3 million of cash and short-term investments and $15.0 million of available borrowings under the Company's bank line of credit agreement. Itron expects to need a substantial amount of cash in 1996 because of its outsourcing agreements and is in the process of expanding its bank line of credit. The Company also plans to obtain financing through structured project financing, public offerings of equity or debt securities , bank borrowings or any combination thereof.

Part 2:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit 11 - Statement re Computation of Earnings per Share

 Exhibit 27 - Financial Data Schedule

b)	Reports on Form 8-K

One report on Form 8-K, dated January 15, 1996, was filed during the quarter ended March 30, 1996, pursuant to Item 5 of that form.
The report related to the Utility Automated Meter Data Acquisition Equipment Lease and Services Agreement entered into by the Company and Duquesne Light Company. No financial statements were filed as part of that report.


Subsequent to the end of the first quarter of 1996, on April 18, 1996 the Company filed a report on Form 8-K dated March 25, 1996 relating to the UTS acquisition. The report was filed pursuant to
Item 5 of Form 8-K and included restated quarterly financial information for 1995.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						ITRON, INC.
						(Registrant)



						By:	DAVID G. REMINGTON
							David G. Remington
							Vice President and
							Chief Financial Officer
							(Authorized Officer and Principal
							Financial Officer)


Date:  May 15, 1996