Form 10-Q
period 1996-06-30
ITRON INC /WA/
filed 1996-08-14
CIK 780571

Part 1:  Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                 		    		Three months ended		Six months ended
				                              	June 30,		     	June 30,
			                         	 1996	  	1995	  	1996  		1995
Revenues
AMR systems		                	35,093		24,994		72,387		46,009
Handheld systems	            	13,102		14,150		23,860		31,256
	                            	------  ------  ------  ------
Total revenues             			48,195		39,144		96,247		77,265

Cost of revenues            		27,201		22,252		53,751		43,568
				                          ------ 	------ 	------ 	------
Gross profit               			20,994		16,892		42,496		33,697

Operating expenses
Sales and marketing		          6,594		 4,608		13,162		 9,120
Product development	         	 7,686		 6,122		15,061		12,230
General and administrative	    2,446 	 1,960		 5,448 	 3,536
Amortization of intangibles	     362		   563		   694		 1,129
 			                         	------		------		------		------
Total operating expenses     	17,088		13,253		34,365		26,015

Operating income            		 3,906		 3,639		 8,131		 7,682
Interest and other, net		          9		   566		   282		 1,016
			                          	------		------		------		------
Income before income taxes   	 3,915		 4,205		 8,413		 8,698
Provision for income taxes   	(1,560)	(1,380) (3,030) (2,610)
			                          	------		------		------		------
Net income			                  2,355		 2,825		 5,383		 6,088
			                          	======		======		======		======
Net income per common share	    0.17		  0.20		  0.38		  0.44

Pro forma information (1)
Income before income taxes	         		 4,205		 8,413		 8,698
Provision for income taxes 		        	(1,470)	(3,140) (3,050)
					                                	------		------		------
Net income					                        2,735		 5,273		 5,648
					                                	======		======		======
Net income per common share			          0.20		  0.37		  0.41


(1)  See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

                                        ITRON, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                  (Unaudited, in thousands)

						                                   June 30,	December 31,
					                                        	1996	   	1995
ASSETS
Current assets
Cash and equivalents				                     5,891  	 6,473
Short-term investments				                       0 	 25,074
Accounts receivable, net			                 47,181 	 38,015
Inventories					                            28,218 	 18,065
Deferred income tax				                      3,913 	  4,531
Other						                                  4,464 	  1,388
					                                     	-------		-------
Total current assets                   				 89,667 	 93,546

Property, plant and equipment, net		        45,562 	 31,741
Intangible assets, net				                  22,222 	 20,230
Other						                                  5,254 	  4,201
				                                     		-------		-------
Total assets				                          	162,705 	149,718
				                                     		=======		=======

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Notes payable to banks				                   3,162 	      0
Accounts payable and accrued expenses		     21,920 	 16,290
Wages and benefits payable			                4,152 	  4,514
Deferred revenue				                         3,362 	  8,206
				                                     		-------		-------
Total current liabilities			                32,596 	 29,010

Noncurrent liabilities
Notes payable					                           6,440 	  5,600
Warranty and other obligations			            2,242 	  2,160
Deferred income taxes, net			                2,163 	  1,675
				                                     		-------		-------
Total noncurrent liabilities			             10,845 	  9,435

Shareholders' equity
Common stock					                           97,025 	 94,108
Retained earnings				                       22,152 	 16,969
Other						                                     87 	    196
				                                     		-------		-------
Total shareholders' equity	              		119,264 	111,273
				                                     		-------		-------
Total liabilities and shareholders' equity	162,705 	149,718
                                     						=======		=======

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

					                                  	Six months ended June 30,
				                                        		1996		    1995
OPERATING ACTIVITIES
Net income					                                 5,383 	  6,088
Noncash charges (credits) to income:
Depreciation and amortization			                4,676 	  4,003
Deferred income taxes				                       1,106 	   (324)
Changes in operating accounts:
Accounts receivable				                        (9,166)	  4,881
Inventories				                              	(10,153)	 (3,288)
Accounts payable and accrued expenses		         5,663 	  3,688
Deferred revenue				                           (4,844)	 (1,342)
Other, net					                                (3,664)	   (523)
					                                        	-------		-------
Cash provided (used) by operating activities 	(10,999)	 13,183

INVESTING ACTIVITIES
Short-term investments				                     25,074		(10,690)
Acquisition of property and equipment	       	(17,489)	 (6,078)
Business acquisitions				                      (3,000)	      0
Other, net					                                  (642)	    629
                                        						-------		-------
Cash provided (used ) by investing activities	  3,943 	(16,139)

FINANCING ACTIVITIES
Notes payable					                              4,002 	      0
Common stock, net				                           2,709 	  3,129
Dividends paid to UTS shareholders		             (200)	   (450)
Payments of capital lease obligations		           (37)	   (285)
						                                        -------		-------
Cash provided  by financing activities		        6,474 	  2,394
				 		                                       -------		-------
Decrease in cash and equivalents		               (582)	   (562)

Cash and equivalents at beginning of period	    6,473 	 11,000
					                                        	-------		-------
Cash and equivalents at end of period		         5,891 	 10,438
					                                        	=======		=======





The accompanying notes are an integral part of these financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect,in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month and six month periods ended June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 31, 1996.

Itron acquired Utility Translation Systems, Inc. (UTS) on March 25, 1996 in a pooling-of-interests business combination. Accordingly, the accompanying financial statements have been restated to include the financial position and results of operations for the combined companies for all periods presented. Prior to the acquisition, UTS was treated as an S corporation under the Internal Revenue Code. The income of an S corporation is taxed directly to the shareholders and no federal or state income taxes are paid by the company. Consequently, the combined results of operations for the first quarter of 1996 and the three and six month periods ended June 30, 1995 exclude an income tax provision on UTS' earnings. Pro forma net income per share, which reflects a provision for income taxes as if UTS was taxed as a C corporation, is provided in the accompanying statement of operations.

The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Inventories

Inventories consist of the following (unaudited, in thousands):

			                            	June 30,	December 31,

				                                 1996		   1995
				                               ------   ------
Material		                        	17,855 	 	9,594
Work in process			                  1,791 		   555
Finished goods			                   8,022 	 	7,433
 			                              	------   ------
Total manufacturing inventories   	27,668 		17,582
Service				                           550 		   483
				                               ------	 	------
Total inventories	                	28,218 		18,065
			                               	======		======

Note 3:  Acquisition

On June 14, 1996 Itron acquired substantially all of the assets, including intellectual property rights, of Iris Systems, Inc. (Iris) for $3 million in cash. Iris is a Canadian-based developer of radio communications technology for Automatic Meter Reading (AMR). The acquisition was accounted for as a purchase.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

When used in this discussion the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The following table summarizes the major components of and changes in operating income for the six months ended June 30, 1996.

                               Percentage of total revenues   Percent
Six months ended June 30,                     1996    	1995   	change
Revenues
AMR systems			                                	75% 	   	60%   		57%
Handheld systems		                            	25%	    	40%		  (24%)
Total revenues              		              		100%	   	100% 	  	25%

Cost of revenues                            			56%     	56%   		23%

Gross profit	                               			44%    		44%   		26%

Operating expenses
Sales and marketing		              	           14%     	12%   		44%
Product development			                         16%	 	   16%	   	23%
General and administrative      	              	6%  	   	5% 	  	54%
Amortization of intangibles	                   	1%  	   	1%	  	(39%)
Total operating expenses	       	              36%	    	34% 	  	32%

Operating income                             			8%    		10%    		6%


Revenues

Total revenues for the Company increased $9.1 million, or 23%, to $48.2 million in the second quarter of 1996 from $39.1 million in the comparable quarter in 1995. For the six months ended June 30, 1996, total revenues of $96.2 million were $19.0 million, or 25%, higher than the $77.3 million in the first half of 1995.

AMR systems revenues grew $10.0 million, or 40%, in the second quarter of
1996 over the second quarter of 1995.   For the six months ended June 30,
1996, AMR systems revenues were $72.4 million, or 57%, greater than the $46.0 million in the six months ended June 30, 1995. The higher revenues for both the quarter and year to date periods were primarily driven by increased shipments of the Company's encoder, receiver, transmitter (ERT) meter modules. The Company shipped 46% more ERT modules in the current quarter than the same quarter last year and 62% more in the six months ended June 30, 1996 than the comparable six month period in 1995. The increased volumes resulted from a substantial amount of ERTs shipped as part of a large multi-year contract signed in October of last year as well as an increase in the cumulative number of customers the Company has shipped AMR products to.

During the current quarter the Company shipped and installed newly-designed CCUs to a number of utilities for testing. The tests are progressing and the results overall have been favorable and useful. These tests are primarily the basis for final adjustments to the hardware and associated software design. The Company is currently producing CCUs, and high volume production will commence when the final adjustments to the design are made. The Company expects to produce approximately 7,000 CCUs this year.

The Company expects to be awarded several significant AMR contracts in 1996 and has increasedmanufacturing capacity as well as sales and general and
administrative staff to support such contracts.   The timing of large AMR
orders, however, is difficult to predict, and several of the utilities with whom the Company expects to enter into AMR contracts in the future have not finalized their analysis and decision relating to whether they will buy or outsource their AMR systems. As a result of the increased investment in AMR, the Company's near term revenue and earnings performance could be significantly affected by delays of large AMR purchase decisions and outsource versus purchase decisions related to large AMR contracts.

Outsourcing revenues incorporate a variety of sales and services performed by the Company which include, but are not limited to, AMR product sales, system installation, meter reading services and meter shop services. Outsourcing revenues for the quarter and year to date periods were not material and are included as a component of AMR revenues in the three and six month periods ending June 30, 1996. There were no outsourcing revenues in the 1995 periods. The Company announced a significant outsourcing agreement in January 1996 under which the Company will install, own and operate a fixed network AMR system and provide meter reading and advanced communications services over a fifteen year period. Itron began installation efforts for this agreement in the current quarter. The Company expects that outsourcing revenues may become a larger percentage of total Company revenues in the future depending on the decisions made by the Company's customers regarding purchase of AMR systems versus outsourcing.

Handheld systems revenues of $13.1 million for the second quarter of 1996 were down $1.0 million, or 7%, from the same quarter in 1995. For the six months ended June 30 1996, handheld systems revenues of $23.9 million were $7.4 million, or 24%, lower than the comparable year to date period in 1995. The decrease in handheld revenues for both the quarter and six month periods was primarily due to unusually large international shipments to two Japanese utilities in the first six months of 1995. International revenues were 7% of total Company revenues in the first six months of 1996 compared to 20% in the comparable six months of 1995. Handheld systems revenues have historically been nonlinear and are expected to continue to be so in the future. The Company expects that handheld systems revenues will continue to decline as a percentage of total revenues. Future handheld systems revenues are expected to be driven by sales to new customers internationally and by upgrade and replacement sales domestically.

Gross Profit

Gross margins of 44% for the current quarter and first half of 1996 improved one percentage point over gross margins of 43% in the comparable periods in 1995. The improvement was due to higher margins on handheld systems in 1996 as the shipments to the Japanese utilities in 1995 had lower than usual margins. The improved margins in handheld systems were partially offset by a slight decline in AMR gross margins in the current periods compared to 1995 due to the Company's aggressive pricing strategies.

Operating Expenses

Sales and marketing expenses for the second quarter of 1996 of $6.6 million increased $2.0 million, or 43%, from the second quarter of 1995, and also increased from 12% to 14% of revenues. For the six month period ended
June 30, 1996 sales and marketing expenses of $13.2 million increased $4.0 million, or 44%, over the same period in 1995 and also increased from 12% to 14% of revenues. The higher expenses resulted from the Company's increased focus on strengthening and expanding its AMR sales and marketing staff in order to effectively market and sell fixed network AMR systems. The Company expects that sales and marketing expenses will continue to increase in total in the future as the Company's business increases and may also continue to be higher as a percentage of revenues than in 1995.

Product development expenses of $7.7 million in the current quarter increased $1.6 million, or 26%, over the same period in 1995. For the six months ended June 30 1996, product development has increased $2.8 million, or 23%, over the comparable period in 1995, yet has remained level as a percentage of revenues at 16%. The increases for both the quarter and year to date periods are primarily due to development of fixed network components and AMR cost reduction programs. The Company expects that the increased level of development will continue, but may begin to gradually decrease as a percentage of revenues over the long-term.

General and administrative expenses of $2.4 million in the second quarter of 1996 increased $486,000, or 25%, over the second quarter of 1995 but remained level as a percentage of revenues. The increase for the quarter is primarily due to salaries and other expenses for new corporate employees. For the six months ended June 30, 1996, general and administrative expenses of $5.4 million are $1.9 million, or 54%, higher than the first six months of 1995. The increase was due to several factors, including UTS acquisition costs; salaries and related employment costs for new personnel including the Chief Operating Officer; and increased legal and other expenses related to outsourcing agreements. The Company expects that general and administrative expenses will continue to be approximately 5% to 6% of total revenues.

Interest and Other, Net

Net interest income for the three and six month periods ended June 30, 1996 decreased $273,000 and $450,000 respectively from the comparable three and six month periods in 1995 due to much lower short-term investments in the 1996 periods. The Company expects to incur net interest expense in the future from short-term borrowings under the Company's line of credit agreement.

Income Taxes

Income taxes for the second quarter and year to date periods of 1996 were 40% and 36% of pre-tax income compared to 33% and 30% in the corresponding periods of 1995. There was no income tax provision for UTS' results of operations in the three and six month periods of 1995 or the first quarter of 1996 because UTS was taxed as an S Corporation and was not subject to corporate income taxes. The higher 1996 rate is primarily due to two aspects of the Company's acquisition of UTS involving state taxation and a change in tax accounting methods that accelerated net income recognition.
The Company expects the full year 1996 tax rate will be approximately 38% of pre-tax income, although a tax rate anywhere in the range of 36% to 40% is possible due to the interaction of a number of factors.


FINANCIAL CONDITION

Operating activities consumed $11.0 million in cash in the first six months of 1996 compared to generating $13.2 million in cash during the same period
in 1995.   The decrease was caused by several factors including increased inventory levels needed to respond to expected new contracts, prepaid expenses for a large outsourcing contract and international meter module supplies and a higher accounts receivable balance. Accounts receivable in the second quarter of 1996 include $14.4 million in unbilled receivables from a significant customer for which the Company recognizes revenue upon unit shipment and invoices upon installations of those units.

Investing activities generated $3.9 million in the six month period ended
June 30, 1996 compared to consuming $16.1 million in the comparable period in 1995. The Company generated cash by liquidating $25.1 million of short-term investments in the first six months of this year. The cash was used to fund $17.5 million of property and equipment additions in the first half of 1996 compared to $6.1 million for the first half of 1995. Additions in 1996 were primarily equipment and facilities for expansion of manufacturing capacity and equipment for use in outsourcing agreements. Itron anticipates spending equally as much and possibly more on capital additions during the remainder of the year primarily for additional equipment to be installed under long-term outsourcing contracts and remaining manufacturing expansion costs. Long-term outsourcing contracts require substantial cash because the agreements necessitate upfront investments by the Company for both equipment and installation costs while receipts under the contracts are collected by the Company ratably over the life of the contract.

Financing activities in the first six months of 1996 provided $6.5 million compared to $2.4 million in the comparable period in 1995. Financing activities during the 1996 period consisted of borrowing $3.2 million under the Company's bank line of credit and $840,000 for a note due in connection with a building purchase. Cash of $2.7 million was generated from the exercise of stock options during the six months ended June 30, 1996. The Company generated $3.1 million in the comparable six months of 1995 for the exercise of stock options and the exercise of the overallotment of 75,000 shares related to the Company's follow-on offering in December 1994. Dividends paid to UTS shareholders for both periods relate to distributions prior to the acquisition. Itron has never paid dividends to its common shareholders nor does the Company anticipate paying dividends to common shareholders in the foreseeable future.

Existing sources of liquidity at June 30, 1996 include approximately $5.9 million of cash and $46.8 million of available borrowings under the Company's bank line of credit agreement. The Company believes that it has enough cash and available borrowings under its current line of credit agreement to last
through the remainder of the year.   The Company  expects to need a
substantial amount of cash in the future because of outsourcing agreements and plans to obtain additional financing through structured project financing, public offerings of equity or debt securities , additional bank borrowings or any combination thereof.

Part 2:  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 30, 1996. Two directors were elected at the meeting, Ted C. DeMerritt and Jon E. Eliassen,
both of whose terms are for three years.   Michael B. Bracy, Johnny M.
Humphreys, Paul A. Redmond and Graham M. Wilson continued their terms as Directors. Subsequent to the annual meeting of shareholders, Stuart Edward White was appointed as a Director by the Board of Directors for a term expiring at the next annual meeting of shareholders. The following summarizes all matters voted on at the meeting:

Item 1.  Election of Directors:
					    For		  Withheld
Ted C. DeMerritt			10,530,486	    8,552
Jon E. Eliassen				10,530,141	    8,897

Item 2.  Approval of Employee Stock Purchase Plan:
	    For	  	  Against	 Abstain	Non-votes
	10,108,895	  331,393	  14,408        0

Item 3.  Ratify Deloitte & Touche LLP as Independent Auditors:
	    For	  	  Against	 Abstain	Non-votes
	10,522,263	    3,555	  13,220        0


Item 6:  Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit 11 - Statement re Computation of Earnings per Share

b)	Reports on Form 8-K

One report on Form 8-K, dated March 25, 1996, was filed during the quarter ended June 30, 1996 and related to the UTS acquisition. The report was filed pursuant to Item 5 of Form 8-K and included restated quarterly financial information for 1995.

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


Date:  August 14, 1996