Form 10-Q
period 1996-09-30
ITRON INC /WA/
filed 1996-11-14
CIK 780571

Part 1: Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                        Three months ended Sept. 30,        Nine months ended Sept. 30,
                                            1996            1995               1996           1995
                                        -------------   -------------      -------------  -------------
Revenue
    AMR systems                         $     28,337    $     25,079       $    100,724   $     71,088
    Handheld systems                          10,406          14,852             34,266         46,108
                                        -------------   -------------      -------------  -------------
    Total revenues                            38,743          39,931            134,990        117,196

Cost of revenues                              24,177          21,973             77,928         65,541
                                        -------------   -------------      -------------  -------------
Gross profit                                  14,566          17,958             57,062         51,655

Operating expenses
    Sales and marketing                        7,511           5,147             20,673         14,267
    Product development                       10,351           7,293             25,412         19,523
    General and administrative                 2,705           1,866              8,153          5,402
    Amortization of intangibles                  392             579              1,086          1,708
                                        -------------   -------------      -------------  -------------
    Total operating expenses                  20,959          14,885             55,324         40,900
                                        -------------   -------------      -------------  -------------
Operating income (loss)                       (6,393)          3,073              1,738         10,755

Interest and other, net                         (283)            462                 (1)         1,478
                                        -------------   -------------      -------------  -------------

Income (loss) before income taxes             (6,676)          3,535              1,737         12,233
Benefit (provision) for income taxes           2,130          (1,390)              (900)        (4,000)
                                        -------------   -------------      -------------  -------------
Net income (loss)                             (4,546)          2,145                837          8,233
                                        =============   =============      =============  =============

Net income (loss) per common share      $     (0.34)    $       0.16       $       0.06   $       0.60
                                        =============   =============      =============  =============

Pro forma information (1)
    Income before income taxes                          $      3,535       $      1,737   $     12,233
    Provision for income taxes                                (1,240)            (1,010)        (4,290)
                                                        -------------      -------------  -------------
    Net income                                          $      2,295       $        727    $     7,943
                                                        =============      =============  =============

Net income per common share                             $       0.17       $       0.05   $       0.58
                                                        =============      =============  =============


--------------------------------
(1)  See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.


                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                         September 30,          December 31,
                                                                  1996                  1995
                                                      -----------------      ----------------
ASSETS
Current assets
     Cash and equivalents                             $          1,565        $        6,473
     Short-term investments                                          0                25,074
     Accounts receivable, net                                   44,851                38,015
     Inventories                                                37,964                18,065
     Other                                                       5,627                 5,919
                                                      -----------------      ----------------
     Total current assets                                       90,007                93,546

Property, plant and equipment, net                              57,182                31,741
Intangible assets, net                                          22,628                20,230
Other                                                            8,242                 4,201
                                                      -----------------      ----------------

     Total assets                                     $        178,059       $       149,718
                                                      =================      ================

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                                    $         25,511       $
     Accounts payable and accrued expenses                      19,194                16,290
     Wages and benefits payable                                  5,144                 4,514
     Deferred revenue                                            3,972                 8,206
                                                      -----------------      ----------------
     Total current liabilities                                  53,821                29,010

Noncurrent liabilities
     Mortgage notes payable                                      6,440                 5,600
     Warranty and other obligations                              2,289                 3,835
                                                      -----------------      ----------------
     Total noncurrent liabilities                                8,729                 9,435

Shareholders' equity
     Common stock                                               97,797                94,108
     Retained earnings                                          17,606                16,969
     Other                                                         106                   196
                                                      -----------------      ----------------
     Total shareholders' equity                                115,509               111,273
                                                      -----------------      ----------------
     Total liabilities and shareholders' equity       $        178,059       $       149,718
                                                      =================      ================


The accompanying notes are an integral part of these financial statements.


                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       Nine months ended September 30,
                                                              1996                  1995
                                                  -----------------      ----------------
OPERATING ACTIVITIES
Net income                                        $            837       $         8,233
Noncash charges (credits) to income:
     Depreciation and amortization                           7,450                 6,128
     Deferred income taxes                                    (191)                  224
Changes in operating accounts:
     Accounts receivable                                    (6,836)                2,242
     Inventories                                           (19,899)               (6,346)
     Accounts payable and accrued expenses                   2,904                 4,074
     Deferred revenue                                       (4,234)               (2,737)
     Other, net                                             (3,085)                  859
                                                  -----------------      ----------------
Cash provided (used) by operating activities               (23,641)               12,677

INVESTING ACTIVITIES
Short-term investments                                      25,074                (7,181)
Acquisition of property and equipment                      (31,285)              (11,845)
Business acquisitions                                       (4,004)               (3,733)
Other, net                                                    (498)                  715
                                                  -----------------      ----------------
Cash used by investing activities                          (10,713)              (22,044)

FINANCING ACTIVITIES
Bank line of credit                                         25,511                     0
Mortgage notes payable                                         840                     0
Issuance of common stock                                     3,256                 3,268
Dividends paid to UTS shareholders                            (200)                 (750)
Other                                                           38                  (284)
                                                  -----------------      ----------------
Cash provided by financing activities                       29,445                 2,234
                                                  -----------------      ----------------

Decrease in cash and equivalents                            (4,908)               (7,133)

Cash and equivalents at beginning of period                  6,473                11,000
                                                  -----------------      ----------------

Cash and equivalents at end of period             $          1,565       $         3,867
                                                  =================      ================






The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

Note 1:  Basis of Presentation

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month and nine month periods ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 31, 1996.

Itron acquired Utility Translation Systems, Inc. (UTS) on March 25, 1996 in a pooling-of-interests business combination. Accordingly, the accompanying financial statements insofar as they relate to periods prior to or including March, 25, 1996, have been restated to include the financial position and results of operations for the combined companies for all periods presented. Prior to the acquisition, UTS was treated as an S corporation under the Internal Revenue Code. The income of an S corporation is taxed directly to the shareholders, and no federal or state income taxes are paid by the company. Consequently, the combined results of operations for the first quarter of 1996 and the three and nine month periods ended September 30, 1995 exclude an income tax provision on UTS's earnings. Pro forma net income per share, which reflects a provision for income taxes as if UTS was taxed as a C corporation, is provided in the accompanying statement of operations.

The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Inventories

Inventories consist of the following (unaudited, in thousands):

                                        September 30,          December 31,
                                                 1996                  1995
                                     -----------------      ----------------

Material                             $         23,153       $         9,594
Work in process                                 1,577                   555
Finished goods                                 12,701                 7,433
                                     -----------------      ----------------
Total manufacturing inventories                37,431                17,582
Service                                           533                   483
                                     -----------------      ----------------
Total inventories                    $         37,964       $        18,065
                                     =================      ================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

When used in this discussion the words "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the
Company's financial results are described below and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The following table summarizes the major components of and changes in operating income for the nine months ended September 30, 1996.


                                 Percentage of total revenues      Percent
Nine months ended September 30,        1996           1995          change
--------------------------------  ----------     ----------     -----------
Revenues
    AMR systems                         75%            61%             41%
    Handheld systems                    25%            39%            (26%)
                                  ----------     ----------     -----------
    Total revenues                     100%           100%             15%

Cost of revenues                        58%            56%             19%
                                  ----------     ----------     -----------

Gross profit                            42%            44%             10%

Operating expenses
    Sales and marketing                 15%            12%             45%
    Product development                 19%            17%             30%
    General and administrative           6%             5%             51%
    Amortization of intangibles          1%             1%            (36%)
                                  ----------     ----------     -----------
    Total operating expenses            41%            35%             35%
                                  ----------     ----------     -----------

Operating income                         1%             9%            (84%)
                                  ==========     ==========     ===========

Revenues

Total revenues for the Company decreased $1.2 million, or 3%, to $38.7 million in the third quarter of 1996 from $39.9 million in the comparable quarter in 1995. For the nine months ended September 30, 1996, total revenues of $135.0 million were $17.8 million, or 15%, higher than the $117.2 million in the first three quarters of 1995.

Automatic Meter Reading (AMR) systems revenues grew $3.3 million, or 13%, in the third quarter of 1996 over the third quarter of 1995. For the nine months ended September 30, 1996, AMR systems revenues were $100.7 million, or 41%, greater than the $71.1 million in the nine months ended September 30, 1995. The higher revenues for both the quarter and year to date periods were primarily driven by increased shipments of the Company's encoder, receiver, transmitter (ERT(R)) meter modules. The Company shipped approximately 17% more ERT modules in the current quarter than the same quarter last year and 46% more in the nine months ended September 30, 1996 than the comparable nine month period in 1995. Approximately 62% of the increased volumes for the nine month period resulted from ERTs shipped to a single customer as part of a large multi-year contract signed in October of last year. An increase in the cumulative number of AMR customers accounted for the remainder of the increase. Recently, many utilities that the Company has been working with have taken much longer to make their AMR purchase decisions than the Company had anticipated. These delays have impacted the Company's AMR revenue growth trend. The Company believes that these delays are caused in part by deregulation issues and merger and acquisition activity, which are affecting the industry as a whole. The Company believes that many utilities are in the process of resolving these issues and that the Company's AMR revenues will continue to grow. However, in the near term, AMR revenues may not grow or may grow at a different rate than the Company has experienced in the past.

Outsourcing revenues incorporate a variety of products and services performed by the Company which include, but are not limited to, AMR products, system installation, meter reading services and meter shop services. Outsourcing revenues for the quarter and year to date periods were not material and are included as a component of AMR revenues in the three and nine month periods ending September 30, 1996. There were no outsourcing revenues in the 1995 periods. The Company announced a significant outsourcing agreement in January 1996 under which the Company will install, own and operate a fixed network AMR system and provide meter reading and advanced communications services over a fifteen year period. Itron began installation efforts for this agreement in the second quarter of this year. As of the date of this report, the Company has completed installation and is successfully reading the initial 5,000 meters required for the first phase of this project. The Company has installed over 60,000 ERTs so far for the project. Contractual system acceptance of the first phase and production release of the Company's first level fixed network component, the Cell Control Unit (CCU), are dependent on successful field testing of a significant software release that is scheduled for late 1996. System expansion is expected to begin late in the fourth quarter of 1996 or in the first quarter of 1997 once full system acceptance for the first phase of the installation has occurred.

Handheld systems revenues of $10.4 million for the third quarter of 1996 were down $4.4 million, or 30%, from the same quarter in 1995. For the nine months ended September 30, 1996, handheld systems revenues of $34.3 million were $11.8 million, or 26%, lower than the comparable year to date period in 1995. The decrease in handheld revenues for both the quarter and nine month periods was primarily due to unusually large international shipments to two Japanese utilities in the first nine months of 1995. International revenues were 7% of total Company revenues in the first nine months of 1996 compared to 17% in the first nine months of 1995. The Company expects that handheld systems revenues will continue to decline as a percentage of total revenues. Future handheld systems revenues are expected to be driven increasingly by sales to new customers internationally and by upgrade and replacement sales domestically.

Gross Profit

Gross margins of 38% for the current quarter were seven percentage points lower than the third quarter of 1995. Margins for the nine months ended September 30, 1996 of 42% were two percentage points less than gross margins of 44% in the comparable nine month period in 1995. The decrease in margins for both the quarter and year to date period was primarily caused by unabsorbed manufacturing overhead costs as well as changes in product mix. The Company increased its manufacturing capacity in anticipation of new AMR business. However, because of the AMR order delays mentioned above, the Company's factories operated substantially below capacity in the third quarter. The Company expects that underutilized manufacturing overhead costs may continue to depress gross profit margins in the near future.

Operating Expenses

Sales and marketing expenses for the third quarter of 1996 of $7.5 million increased $2.4 million, or 46%, from the third quarter of 1995, and also increased from 13% to 19% of revenues. For the nine month period ended September 30, 1996, sales and marketing expenses of $20.7 million increased $6.4 million, or 45%, over the same period in 1995 and also increased from 12% to 15% of revenues. The higher expenses resulted from the Company's increased focus on strengthening and expanding its AMR sales and marketing staff primarily related to fixed network AMR. The Company expects that sales and marketing expenses may continue to be higher as a percentage of total revenues than last year.

Product development expenses of $10.4 million in the current quarter increased $3.1 million, or 42%, over the same period in 1995. For the nine months ended September 30, 1996, product development increased $5.9 million, or 30%, over the comparable period in 1995, and also increased as a percentage of revenues from 17% to 19%. The increase for the quarter was primarily due to a non-recurring materials charge of approximately $2.1 million which resulted from design improvements to both the Company's CCU and new handheld computer, the GPC. The increase in product development expenses for the year to date period is due to the materials charge, development of fixed network components and related software and AMR cost reduction programs. The Company expects that the higher level of development expenses, excluding the non-recurring charges, will continue in the foreseeable future.

General and administrative expenses of $2.7 million in the third quarter of 1996 increased $839,000, or 45%, over the third quarter of 1995 and also increased from 5% to 7% as a percentage of revenues. For the nine months ended September 30, 1996, general and administrative charges were $2.8 million, or 51%, higher than the first nine months of 1995. The increase was due to several factors, including UTS acquisition costs, salaries and related employment costs for new management personnel, increased expenses from the expansion of the Company's facilities and patent litigation fees relating to enforcement of the Company's patents. (See Item 3: Legal Proceedings.) In addition, the Company had approximately $800,000 of expenses in the third quarter related to reorganization charges. These charges were offset to a large degree by a one-time reduction in the Company's incentive compensation. The Company expects that general and administrative expenses will continue to be approximately 5% to 6% of total revenues.

Interest and Other, Net

The Company had net interest expense of $283,000 for the quarter and $1,000 for the year to date period ended September 30, 1996. Net interest expense for the quarter and year to date period has been reduced by $90,000 of capitalized interest costs related to the construction of a new facility in Spokane and equipment for one of the Company's outsourcing projects. The Company incurred interest expense primarily as a result of borrowing against the Company's revolving line of credit. The Company expects to incur further interest expense in the future from continued short-term borrowings under the Company's line of credit. In the quarter and year to date periods ended September 30, 1995 the Company had $462,000 and $1.5 million, respectively, in net interest income from the investment of approximately $45 million of cash on hand in the 1995 periods.

Income Taxes

The income tax benefit in the third quarter of 1996 was 32% of pre-tax loss. The third quarter of 1995 contained an income tax provision of approximately 39% of pre-tax income. For the nine month periods ending 1996 and 1995 the Company had income tax provisions of 52% and 33% of pre-tax income, respectively. The higher 1996 rate is primarily due to two aspects of the Company's acquisition of UTS. One aspect involved state taxation and the other involved a change in tax accounting methods that accelerated net income recognition.

FINANCIAL CONDITION

Operating activities consumed $23.6 million in cash in the first nine months of 1996 compared to generating $12.7 million in cash during the same period in 1995. The decrease in cash flow from operations was caused by several factors including increased inventory levels which were built in anticipation of expected new contracts that have been delayed, initial expenses for a large outsourcing contract and higher accounts receivable. Accounts receivable at September 30, 1996 include $15.9 million in accrued or unbilled receivables from a significant customer for which the Company recognizes revenue upon unit shipment and invoices upon installation of those units. At December 31, 1995, the unbilled receivable from this same customer was $7.5 million.

Investing activities consumed $10.7 million in the nine month period ended September 30, 1996 compared to consuming $22.0 million in the comparable period in 1995. The Company generated cash by liquidating $25.1 million of short-term investments in the first half of 1996 and used the cash to partially fund $31.3 million of property and equipment additions and $4.0 million in business acquisitions. Property and equipment additions in 1996 were primarily for equipment and facilities related to the expansion of manufacturing capacity, and secondarily for equipment for use in outsourcing agreements. Long-term outsourcing contracts require substantial cash because the agreements necessitate upfront investments by the Company for both equipment and installation costs while receipts under the contracts are collected by the Company ratably over the life of the contract. Because the manufacturing capacity expansion is substantially complete, Itron anticipates spending less on capital additions during the remainder of the year than it did in the first nine months. In the nine month period ended September 30, 1995, the Company invested $7.2 million of cash in short-term investments, $11.8 million in property and equipment additions and $3.7 million in business acquisitions.

Financing activities in the first nine months of 1996 provided $29.5 million compared to $2.2 million in the comparable period in 1995. Sources of cash from financing activities during the 1996 period consisted of borrowing approximately $25.5 million under the Company's bank line of credit, $840,000 from a note due in connection with a building purchase and receiving $3.3 million from the exercise of stock options. The Company generated $3.3 million in the comparable nine months of 1995 from the exercise of stock options and the exercise of the overallotment of 75,000 shares related to the Company's follow-on offering in December 1994. Dividends paid to UTS shareholders for both periods relate to distributions prior to the acquisition. Itron has never paid dividends to its common shareholders and the Company does not anticipate paying dividends to common shareholders in the foreseeable future.

Existing sources of liquidity at September 30, 1996 include approximately $1.6 million of cash on hand and $24.5 million of available borrowings under the Company's bank line of credit agreement. The Company believes that it has enough cash and available borrowings under its current line of credit agreement to fund operations through the remainder of the year and is currently in discussions to expand its existing line of credit. Because the Company expects to need a substantial amount of cash in the future for outsourcing agreements, Itron plans to obtain additional financing for these agreements through a separate bank warehousing facility, structured project financings, or offerings of equity or debt securities.

                            Part 2: Other Information
Item 3:  Legal Proceedings

On October 3, 1996, Itron filed a patent infringement suit against CellNet Data Systems ("CellNet"), a California corporation. The suit, filed in the United States District Court of Minnesota, claims that CellNet is infringing on the Company's United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees.


Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         One report on Form 8-K, dated October 3, 1996, was filed subsequent to the quarter ended September 30, 1996 and related to a patent infringement suit filed against CellNet Data Systems. The report was filed pursuant to Item 5 of Form 8-K and did not include any financial information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ITRON, INC.
                                  (Registrant)



                                   By:       DAVID G. REMINGTON
                                             ------------------
                                             David G. Remington
                                             Vice President and
                                             Chief Financial Officer
                                            (Authorized Officer and Principal
                                             Financial Officer)



Date:  November 13, 1996