Form 10-K405
period 1996-12-31
ITRON INC /WA/
filed 1997-03-05
CIK 780571

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(mark one)
 [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                         PERIOD FROM       TO

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

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to section 12(g) of the Act:

                              TITLE OF EACH CLASS
                           COMMON STOCK, NO PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

   As of February 26, 1996, there were outstanding 13,418,684 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 26, 1996) was approximately $138,931,538.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held April 29, 1997.
-------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

                                    OVERVIEW

         Itron, Inc. ("Itron" or the "Company"), was incorporated in Washington in 1977 and is a leading global provider to the utility industry of data acquisition and wireless communications solutions for collecting, communicating and analyzing electric, gas and water usage. The Company designs, develops, manufactures, markets, installs and services hardware, software and integrated systems for handheld computer-based electronic meter reading ("EMR"), automatic meter reading ("AMR") and other measurement systems.

         Since the early 1980s, Itron has been the leading supplier of EMR systems to utilities. Today, Itron's EMR systems are installed at over 1,500 utility customers in more than 40 countries and are being used to read approximately 275 million meters worldwide. Itron's EMR systems are installed at 80% of the 249 utilities in North America with 50,000 or more meters, including 21 of the largest 25 utilities. EMR systems and services currently account for approximately 25% of the Company's total revenues.

         In the early 1990s, Itron expanded its product line to include AMR systems and services. The Company estimates there are approximately 268 million meters in North America, of which only approximately 12 million, or 5%, currently have installed AMR technology. Outside North America, the Company estimates there are two to three times that number of meters and minimal AMR installations. The Company has shipped over 8.4 million AMR meter modules to 269 utilities as of December 31, 1996, and has thereby established itself as the world's leading supplier of AMR systems. Fifty-seven of these 269 utilities have made a sizable commitment to Itron AMR products by having installed at least 10,000 Itron AMR meter modules. AMR systems and services now represent approximately 75% of the Company's total revenues.

         The Company's AMR systems and products were initially developed to enable utilities to reduce operating costs and improve quality of service and are being expanded to provide a full range of utility and nonutility related data management capabilities and communications-based options. The Company believes its AMR product offerings are more extensive than that of any other AMR supplier. The Company's AMR systems and products support electric, gas, water and combination utilities and include solutions for all classes of utility customers--residential, commercial and industrial. The Company's AMR solutions involve the use of radio and, in some instances, telephone technology to collect meter data. The Company's radio-based AMR solutions include handheld ("Off-Site"), vehicle-based ("Mobile") and fixed network ("Fixed Network") reading technology options. Each of the radio-based reading options utilizes the same AMR meter module technology, which therefore provides a compatible migration path from basic Off-Site AMR to more advanced Mobile and Fixed Network systems. This compatibility allows Itron's customers to initiate AMR installation on a limited number of meters with the flexibility to expand to full-scale, system-wide implementation on a large number of meters, where multiple AMR solutions may be required. The range of Itron's AMR product offerings enables its customers to deploy the solutions that are the most effective in each portion of the utility's service territory at the appropriate time.

         Regulatory reform initiatives and merger activity are causing significant changes in the utility industry and have recently caused some utility customers to delay implementation of AMR technology. The Company believes that regulatory reform will require more frequent collection of meter data with a degree of resolution not previously needed and therefore will increase demand for AMR products. In addition, the Company believes that, over the long term, regulatory reform in many states will create new AMR opportunities for the Company such as the development of reconciliation systems for the supply of power to, and purchase of power from, the electric power transmission grids, software to support the complex billing for large commercial and industrial customers, franchise operations, national accounts and aggregators (power brokers that purchase power on behalf of many customers), and products to support nontraditional utility applications such as energy management programs, home automation systems, and premise monitoring services, such as home security.

         The Company believes that its broad offering of AMR products provides utilities and other industry participants with numerous options for converting recurring operating expenses of meter reading into strategic investments that provide high-value communications links with customers. The Company believes this extensive product portfolio, along with significant experience in high-volume AMR meter module production, established relationships with over 1,500 utilities worldwide, proven interfaces with numerous utility host billing systems, and advanced software for large commercial and industrial customers and power exchanges, positions the Company to take advantage of this significant AMR market opportunity.

                             DESCRIPTION OF BUSINESS

OVERVIEW OF CURRENT ENVIRONMENT IN THE UTILITY INDUSTRY

         The utility industry is undergoing fundamental structural changes. Current restructuring in the electric utility industry is focused on opening the electric power generation industry to full competition and ultimately providing retail customers access to multiple suppliers (referred to as "direct access"). Similar to regulatory changes that have already occurred in the transportation and telecommunications industries, customer demands and regulatory mandates by federal and state governments are forcing utilities to make the transition from regulated monopolies in certain respects into competitive enterprises.

         Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), eased restrictions on independent power producers in an effort to increase competition in the wholesale electric power generation market and authorized the Federal Energy Regulatory Commission ("FERC") to mandate utilities to transport and deliver ("wheel") energy for a supplier of bulk power to wholesale customers. On April 24, 1996, in a landmark ruling, FERC announced two new rules (Order Nos. 888 and 889) designed to accelerate competition and bring lower prices and more choices to energy consumers. Order No. 888 opens wholesale power sales to competition by requiring public utilities to offer nondiscriminatory pricing to all users of their transmission lines. Order No. 888 also provides for the full recovery of stranded costs. Order No. 889, also known as the Open Access Same-time Information System ("OASIS") rule, requires public utilities to obtain information about their transmission system for their own wholesale power transactions, such as available capacity, in the same way their competitors do--via OASIS on the Internet.

         Regulatory and legislative activity at the state level regarding retail wheeling and direct access has recently increased dramatically. While regulatory initiatives vary from state to state, many involve the separation of certain functions currently performed by utilities, including energy generation, transmission and distribution (functional unbundling) and a shift from rate-of-return to performance-based ratemaking or market-based pricing. All states except one have undertaken some form of regulatory reform, with 35 states having discussion forums on the topic, 17 states having undertaken legislative studies and 22 states having had relevant bills introduced in their legislatures.

         California is the furthest along in implementing retail wheeling, requiring utilities to offer an initial group of customers the ability to choose their electricity supplier by January 1, 1998, with all customers having this ability by 2002. California is considering many regulatory reform alternatives, including functional unbundling, as well as the possible unbundling of the metering function and the customer billing function. Regulators in New York, Massachusetts, Michigan, New Hampshire and Vermont have all ordered utilities to file restructuring plans which would address, among other competitive issues, a schedule for implementing retail wheeling over the next several years.

         While some utility companies may retain some, most or all of their traditional functions, the Company believes that it is likely that some of these functions will, in some jurisdictions, also be provided by separate independent system operators ("ISOs") and energy service providers ("ESPs"). Utilities may turn the operational control of certain of their transmission facilities over to ISOs. ESPs are expected to provide both electricity and natural gas to commercial, industrial and residential customers and may, in some jurisdictions, perform meter reading and customer billing for themselves and/or several utilities. ESPs have already emerged, and may continue to emerge, as individual companies (e.g., Enron) or consortiums. Thus, the Company's future customer base will likely be comprised of both ESPs and traditional utility companies. Such companies also will buy and sell electricity and will have to deal with the frequent specification of prices and costs for the transference of power. As such companies emerge, the Company believes that the ability to measure the supply and use of energy on a frequent basis will become increasingly critical and that the electric service industry will be driven toward hourly or half-hourly usage and pricing.

         The Company believes the advancement of regulatory reform initiatives will motivate utilities and industry participants to increase operating efficiencies, enhance service quality and offer services not traditionally offered by utilities. In light of this, the Company believes industry participants will:

         - require a variety of AMR alternatives to address diverse characteristics across service territories;

         - strive to reduce the recurring operating cost of meter reading;

         - move toward the use of real time pricing, which requires more frequent reads;

         - ensure distribution reliability by pinpointing outages rapidly and line loss problems accurately; and

         - differentiate services by offering innovative billing plans and nonutility services such as home security, energy management and remote status monitoring.

ITRON SOLUTIONS

         The Company believes it has an extensive and cost-effective portfolio of AMR solutions that provides utilities and other industry participants with numerous options for responding to evolving operational needs, marketing opportunities and regulatory reform requirements.

         Broad Product Line Offering. Itron's core AMR meter module technology has been adapted to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. Itron's broad product line enables utilities and other industry participants to perform meter reading functions for themselves, as well as for other utilities or power suppliers serving a particular geographic area. Itron's AMR solutions include the use of both radio- and telephone-based technologies and support all classes of utility customers--residential, commercial, large commercial and industrial.

         Low Cost Provider--Manufacturing Capabilities and Experience. Having shipped more than 8.4 million meter modules since 1987, the Company believes it is the AMR industry's most experienced meter module provider. The Company believes that its low AMR meter module production costs are a key competitive advantage and generally allow it to offer utilities economically justifiable AMR solutions. The Company made substantial investments in high-speed automation and test manufacturing equipment in 1996 to strengthen further its position as a low-cost provider of meter modules.

         Technology Migration Pathways. The Company's radio-based AMR solutions encompass Off-Site, Mobile and Fixed Network reading technology options. Because the same AMR radio meter modules can be used with any of these alternatives, the Company's products facilitate the migration from one level of systems automation to another. This flexibility means that utilities can begin to achieve immediate economic benefits from their initial investments in AMR systems, while also expecting these systems to be the foundation on which to build future AMR solutions.

         Benefit Optimized Deployment. The range of AMR solutions offered by the Company enables its customers to deploy the solutions that are the most cost effective in each portion of the utility's service territory. The Company has developed a conceptual and analytical methodology--termed "Benefit Optimized Deployment"--which facilitates a potential AMR customer's comprehensive and quantified analysis of the question "What technology, where and when?" The Company has implemented this methodology in the form of a user-friendly Windows-based computer program to assist utilities and other industry participants in evaluating and then optimizing the use of different product solutions in different circumstances and at different times.

         Nationwide Radio Spectrum and Intellectual Property Rights. The Company has been issued a renewable nationwide U.S. Federal Communications Commission ("FCC") license to operate in the 1427-1429 MHz band, allowing it to operate its Fixed Network AMR technology throughout the United States. Itron believes the spectrum available under this license is adequate to meet the spectrum requirements for Fixed Network AMR and the requirements for a substantial implementation of advanced utility functionality, as well as certain nonutility applications. Itron also owns what it believes to be a significant patent relating to network-based AMR that provides it with numerous options for further AMR deployment, including licensing its technology to others.

         Multiple Financing Solutions. The Company provides alternative ways in which to finance AMR technologies. The Company sells products, outsources entire systems and arranges lease financing for its customers.

ITRON'S STRATEGIES

         Itron's objective is to continue to be a leading provider of AMR solutions to utilities as well as other industry participants and to maintain over time the broadest portfolio of cost-effective AMR and related solutions. Following are key elements of the Company's strategy:

         Provide Cost-Effective Meter Reading Solutions. The Company intends to take advantage of the current regulatory environment to expand further its Off-Site and Mobile AMR customer base. The Company offers a broad range of meter reading solutions that allow utilities to realize immediate cost savings through automation of their meter reading function. Despite concerns of stranded assets and other uncertainties caused by impending regulatory reform of the electric utility industry, utilities can confidently invest in the Company's core business products (EMR, Off-Site and Mobile AMR) because of the relatively short period of time in which they can recoup their investment through cost savings. Investments in these core business products enable utilities to convert recurring operating expense of meter reading into strategic investments that provide a migration path to Itron's Fixed Network AMR solution and a high-value communications link with customers.

         Expand Fixed Network AMR Technology and Installations. The Company is committed to delivering Fixed Network AMR solutions and believes that the demand for fixed network AMR will grow significantly as electric utilities increasingly focus on the consequences of competition brought on by regulatory reform. The Company is committed to the expansion and completion of its Fixed Network AMR installation at Duquesne Light Company ("Duquesne"), the expansion of select pilot Fixed Network AMR installations, and the continued enhancement of its Fixed Network AMR technologies and products. The Company believes that fixed network AMR is, and for the foreseeable future will continue to be, the lowest-cost manner in which to provide frequent, time-critical meter reads, and will increasingly be critical for the competitive success of utility industry participants as regulatory reform unfolds.

         Develop Additional Products to Serve Large Commercial and Industrial Markets. The Company intends to substantially broaden its AMR product line for large commercial and industrial customers, which represent on average approximately 35% of a utility's total customer revenues. This includes developing power billing systems targeted to utilities and power marketers that must support complex billing for large commercial and industrial customers, franchise operations, national accounts and aggregators (power brokers that purchase energy on behalf of many customers), expanding and modifying its software currently used in the United Kingdom for reconciliation of power provided by generators to, and withdrawn by distribution companies from, electric power transmission grids for use in the United States, interfacing UTS software with the Company's other AMR products, and adapting and integrating certain aspects of the Company's international Fixed Network solutions for large commercial and industrial customers.

         Build Upon Extensive Customer Base and Industry Experience. Itron has established itself as the world's leading supplier of AMR systems as a result of its having shipped more than 8.4 million AMR meter modules to 269 utilities as of December 31, 1996. The Company's EMR systems have been installed at over 1,500 utilities in more than 40 countries, and are being used to read approximately 275 million meters worldwide. Further, the Company's handheld EMR systems have been installed at more than 80% of the 249 utilities in North America that have meter populations greater than 50,000 reported customer meters. The Company believes that its extensive customer base, long-term relationships with its customers, and proven interfaces with numerous utility host billing systems provide a solid foundation upon which the Company can expand its product offerings and services to existing utility customers, as well as new utility customers and other industry participants.

         Develop Technology for Related Nonutility Applications. The Company is working with a number of strategic partners and others on the development of its AMR systems and products in order to support nonutility services. These services could include premise automation and monitoring services such as security and alarm services, remote status monitoring of vending machines, traffic lights and propane tanks, and energy management solutions.

AUTOMATIC METER READING SYSTEMS AND PRODUCTS

         The Company's AMR product line, known as "Genesis by Itron(R)," involves the use of radio and, in some instances, telephone technology to collect meter data. The Company's radio-based AMR solutions encompass Off-Site AMR, Mobile AMR and Fixed Network AMR, as well as a variety of supporting services and products. Due to the geographic features and varying population density of a utility's coverage area, generally no single meter reading solution is ideally suited to all parts of the utility's service area. Itron's AMR applications are intended to provide functionality ranging from selective installation on high-cost-to-read meters to full implementation of an AMR system covering appropriate segments of a utility's service area. This flexibility enables utilities to achieve immediate economic benefits from their initial investments in the Company's AMR systems, while enabling migration to a more comprehensive AMR solution in the future.

         Meter Modules. The Company's AMR product offerings are based on a family of meter modules. These meter modules, which can be easily attached to utility meters, encode consumption and tamper information and transmit this data, including meter identification, to a remote receiver. The Company intends to continue to expand its meter module offerings through development of meter modules that read additional meter types, as well as development of modules with differing capabilities that will enable utilities to use the most cost-effective module for a particular meter reading need.

         The Company began shipping its ERT (encoder, receiver, transmitter) model of radio meter modules to customers in late 1986. Itron has adapted the ERT's proven core technology to read numerous types of electric, gas and water meters, including the most common electric and gas meter types made by major meter manufacturers. The Company's compact radio meter modules for gas and water meters are self-contained low-power units, powered by long-life batteries with an expected minimum life in excess of ten years. Radio meter modules for electric meters are normally integrated under the glass of standard residential meters and do not require battery power. Radio meter modules can be installed by the meter manufacturer during the manufacturing process or easily retrofitted in existing meters.

         In addition to its radio meter modules, the Company also offers its gas utility customers telephone-based AMR technology with its Metscan product line. For commercial and industrial applications, the Company's Metscan meter modules attach to large-volume gas meters and collect data, including consumption and interval-based time-of-use data used to bill transport gas and interruptible gas customers, as well as provide critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential applications, including hard-to-read meters, Metscan modules are attached to existing or new residential gas meters to provide consumption and load survey data.

         The Company also offers a separate line of meter modules for use outside North America. The primary differences between the meter modules used by the Company in North America and those used in international markets are the radio frequency band in which they operate and the physical configuration of the module. In addition, the Company has developed meter module technology to address opportunities available in international markets that are not present in North America. For example, in certain European countries usage of steam and hot water produced by a central facility for residential heating is metered using devices known as "heat allocators" located on radiators. The Company has developed a radio-based meter module that enables remote collection of data recorded by heat allocators, eliminating the need to access each radiator in order to collect consumption data.

         Off-Site Meter Reading. The Company's Off-Site AMR solution enables meters on which meter modules have been installed to be read remotely, by a person up to 800 feet away, with a handheld computer equipped with a radio unit. Off-Site AMR offers a practical and cost-effective way for utilities to read high-cost-to-read meters by eliminating the need for meter readers to gain visual access to those meters. Once a utility has upgraded its Itron handheld computers with radio technology, it can selectively install meter modules on high-cost-to-read meters. System software automatically identifies module-equipped meters within a route. When remote reads are needed, the system prompts the meter reader to initiate the wireless remote read. Meter information is shown on the handheld display and is automatically recorded in the handheld data base, allowing the meter reader to move on to the next meter on a route. When a route is completed, data from both visual and radio reads are uploaded from the handheld computer to the utility host system for customer billing.

         Mobile AMR. The Company's Mobile AMR solution uses a data collection device mounted in a vehicle to collect and store data transmitted by meter modules as the vehicle passes module-equipped meters. The data collection device receives information transmitted by multiple meter modules simultaneously. A touch-screen display enables the operator to observe and operate the data collection device. The Mobile AMR application includes software which manages and moves information to and from a utility's billing system. Once installed, the software transfers information from the host system to create route files for the data collection device for each route, manages the storage of the meter data as it is collected and, at the end of the day, uploads the information to the utility's billing system. A Mobile AMR system enables an operator to read up to 10,000 to 15,000 meters in an eight-hour day, compared to an average walking route of 500 meters per day. Factors affecting the actual number of reads per day include, among others, route density and design, speed limits, weather and environment. Mobile AMR also improves meter reader safety.

         Fixed Network AMR. Itron's Fixed Network provides utilities with the capability of completely automating meter reading in desired segments of a utility's service area and thereby eliminating the need to send meter readers to or near customer premises. Ten of the Company's AMR customers have pilot installations of the Company's Fixed Network AMR system, and under a contract with Duquesne (the "Duquesne Contract"), the Company is installing a Fixed Network system that, when fully installed, will cover approximately 615,000 meters. It is intended that the Company's Fixed Network technology will be able to provide utilities with a number of utility-related applications, such as daily or more frequent meter reads, time of use pricing, on-demand meter reads, tamper monitoring and reporting, outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities. Implementation of a Fixed Network AMR system would also enable a utility to perform meter reading services for other utilities in the same area, and to offer and develop new revenue-generating services, such as energy management programs, home automation systems and premise monitoring services, such as home security. Meter data collected by the Company's radio meter modules is transmitted to a Cell Control Unit ("CCU"), which is a neighborhood communications controller. The CCU performs memory and computational functions, in addition to functioning as a radio receiver and transmitter.
Weighing approximately 15 pounds, Itron's CCU can be easily installed on utility poles, street lights, buildings or other locations. While the geographic area covered by each CCU varies depending on local topography, physical structures and other factors, in general the Company expects each CCU to serve approximately 50 homes. Information collected by CCUs is then transmitted to a Network Control Node ("NCN"), which is the primary routing and control device for the Fixed Network. The Company expects that each NCN will typically support approximately 500 CCUs. NCNs manage information in the network, communicate with CCUs and other NCNs and can serve as a gateway to other networks.

         The final link in Itron's Fixed Network is from the NCNs to one or more of a utility's host computers, known as a Genesis Itron Host Processor (the "GIHP"). The GIHP is an open-architected control computer and database management system that provides network control and advanced AMR functionality, and acts as the interface to the Fixed Network from other utility systems. The GIHP acts as a Standard Query Language ("SQL") database server to utility host billing and operating systems. Communications between CCUs and NCNs and the utility's GIHP utilize the Company's nationwide licensed frequencies in the 1427-1429 MHz band. Communications between NCNs and a GIHP may utilize these frequencies or wired technology.

         The Company made substantial investments in development of its Fixed Network in 1995 and 1996, and expects to continue to devote a significant portion of its product development spending in 1997 to Fixed Network development. Current product development efforts are focused on performance enhancements and additional functionality. See "-- Product Development."

EMR HANDHELD SYSTEMS AND PRODUCTS

         Itron's handheld systems allow utilities to automate a substantial portion of their meter reading and billing functions. Itron provides six basic models of handheld computers to meet the varying requirements of its utility customers. Each model is designed for use in harsh environments with standard text and graphics, backlit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized for the needs of the utility customer.

         Handheld systems are used as follows: (1) key customer data is downloaded from a GIHP to an Itron handheld computer prior to commencement of a meter reader's daily route; (2) the meter reader visually reads the meters along a route and enters the readings into an Itron handheld computer; and (3) after a meter reader's daily route has been completed, collected data is uploaded directly into a utility's host billing system. Itron's family of software systems provides data consolidation and storage, reformatting, linkage to the utility's host billing system, meter reading route management, route downloading, and time of use data management and distribution.

COMMERCIAL AND INDUSTRIAL SOFTWARE PRODUCTS AND SERVICES

         The Company's UTS subsidiary is the leading provider in the United States of software systems for metering data acquisition and analysis for the large commercial and industrial customers of electric and gas utilities. UTS also has systems installed in about 20 countries outside the United States.

         Commercial and industrial meters have much more sophisticated measurement capabilities than meters for residential customers, and therefore have much more data that must be conveyed back to a utility from the meter. There is a wide variety of these meters with no standards for communications between meters supplied by multiple vendors and central utility computers. The key to UTS' development of the commercial and industrial products and services market has been its establishment of strategic relationships with meter suppliers around the world to solve the "no standard communication protocol" problem.

         UTS' Multiple Vendor Data Collection and Analysis System (the "MV-90") supports communication protocols for almost all the large commercial and industrial electric and gas meter suppliers in the United States and Europe. UTS' multi-vendor data retrieval and analysis systems support all methods of data retrieval from large commercial and industrial meters (handheld readers, cartridges and telephone). The MV-90 was designed with a full range of applications software to support data collection from meters, data validation and editing and analysis of energy usage data. MV-90 software can be licensed for use on single computers and local/wide area networks, and on a site license basis. In addition to the base system there are layered application packages that support applications such as load research, real time pricing (hourly price transmission to commercial and industrial customers), gas transportation and interruptible rates (notification and control of loads at large commercial and industrial customers).

         UTS has capitalized on a specialized market within the electric utility industry and now supplies MV-90 software for revenue billing, load research and demand-side management to approximately 70% of the major utilities in the United States and to most of the utilities in Canada, Europe, the Middle East, Australia, Central America and South America. The Company estimates that approximately 35% of the $250 billion annual revenues billed by the electric utility industry in the United States is billed using data collected by the MV-90 software systems.

         The Company believes that competition in the utility industry will drive metering technology and systems toward enhancing and facilitating communications between large commercial and industrial customers and their power suppliers. UTS has developed a "read only" version of the MV-90 software which allows the commercial and industrial customers to read the utility's delivery point meters (both electric and gas) on a frequent basis to analyze their energy consumption. This software can also receive hourly pricing data from the energy supplier for customers who purchase power on a real time pricing basis (price varies by the hour). It also supports load curtailment with messaging to notify larger commercial and industrial customers of these events. The read only, real time pricing, and load control software is sold to commercial and industrial customers by the marketing departments of various utilities. This secondary market is very significant because the large base of commercial and industrial customers that become candidates for this software.

         UTS is now developing a large power billing system (the "MV-PBS") targeted to utilities and power marketers that must support complex billing for large commercial and industrial customers, franchise operations, national accounts and aggregators (power brokers who purchase energy on behalf of many customers). The MV-PBS is designed to allow utilities to bill energy and related services sold under complex contracts, where each contract for products and services may be unique to that customer. The current legacy billing systems were designed for large volume, rate class billing with very little flexibility to bill complex contracts required for unbundling of power (generation, transmission and distribution), as well as new products such as real time pricing and retail wheeling. The MV-PBS will be developed for use in a client-server environment and is fully integrated with the MV-90 multi-vendor data collection system.

         As the electric utility industry is restructured in certain jurisdictions, the metering function of the generation/transmission/distribution systems interface will sometimes be managed by independent entities such as power exchanges and ISOs. UTS currently supplies the software to collect the metering data for the power exchanges in the United Kingdom, Australia and New Zealand. UTS is in an excellent position to also supply software to states such as California, New York, Pennsylvania, Michigan and others as they establish similar power exchange/independent system operations to manage the deregulated power supply industry in their states.

         The Company also has increased its domestic product development efforts towards substantially broadening its large commercial and industrial AMR product line. This development includes interfacing MV-90 software with the Company's radio-based AMR meter modules and other AMR products.

STRATEGIC ALLIANCES

         From time to time, the Company enters into strategic alliances with utilities and others for the development of systems and products. The Company has a strategic alliance with IBM Global Services, a division of International Business Machines, to develop and market network solutions jointly in support of customer services such as automated meter reading, as well as premise automation, home security, vending machine monitoring and other nonregulated services. In support of this alliance, IBM Global Services has integrated the Company's Fixed Network AMR with its back office applications and billing systems in its Utility Industry Applied Technology Lab.

         In addition, the Company has entered and expects to enter into a number of joint ventures or alliances with both nonregulated and regulated utility entities, among others. These alliances and joint ventures are expected to offer a wide range of services, such as resale of Itron products, meter module and network installation, AMR outsourcing, network-based information services and further development of applications to maximize the benefit and use of Itron's AMR product offerings.

CUSTOMERS

         Itron has established itself as a leading supplier of handheld EMR systems and AMR meter modules for the AMR market. The Company believes that its extensive customer base, long-term customer relationships and experience in meeting the needs of the utility industry provide a solid foundation from which it can supply additional products and services to its existing customers, as well as new utility customers and other industry participants.

         Itron's EMR systems are installed at over 1,500 electric, gas, water and combination utilities in more than 40 countries and are being used to read approximately 275 million meters worldwide. Itron's EMR systems are installed at 80% of the largest utilities in North America. These 249 utilities, with greater than 50,000 customer meters each, represent approximately 176 million of the approximately 268 million meters in North America. As a result of the high market penetration the Company has already achieved in the United States, domestic EMR sales are expected to be predominantly system upgrades and replacements. The Company estimates that the number of meters outside North America is approximately two to three times the number of meters in North America. Because utilities in many industrialized countries outside North America are only now beginning to automate their meter reading function, the Company believes that international markets represent a growth opportunity for sales of its EMR systems.

         The Company has established itself as the world's largest supplier of meter modules for the expanding AMR market as a result of having shipped over
8.4 million meter modules as of December 31, 1996. During the year ended December 31, 1996, the Company shipped a record 2.5 million AMR meter modules and added 88 utilities to its list of AMR customers, bringing the total number of the Company's AMR customers to 269 utilities, including 20 utilities located outside the United States. Fifty seven of Itron's 269 AMR customers have made a sizable commitment to Itron AMR products by having each ordered and installed at least 10,000 of the Company's meter modules as of December 31, 1996, for a combined installation total of 8 million meter modules by these 57 customers.

         The Company has installed the world's largest AMR system for Public Service Company of Colorado ("PSCo"), with currently over one million meter modules. This system is being read with Mobile AMR technology. The Company also is in the process of installing what it believes is currently the world's largest announced radio-based water AMR system with the city of Milwaukee. The Company also is in the process of installing a radio-based commercial and industrial AMR project with Energy Australia, that involves the installation of 3,000 end points and represents a significant entry by the Company into product lines that serve this critical group of customers.

         In addition, ten of the Company's AMR customers have pilot installations of the Company's AMR Fixed Network system and, under the Duquesne Contract, the Company is installing a Fixed Network system that, when fully installed, will cover approximately 615,000 meters. See "Certain Risk Factors-- Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts."

SALES, DISTRIBUTION AND MARKETING

         Itron utilizes a direct sales and technical support team to serve its major accounts, with sales and technical support offices located in multiple cities throughout the United States. For smaller utilities and municipalities in North America, Itron conducts sales and support activities through numerous distributors. As of January 31, 1997, the Company's North American direct sales force was comprised of 20 account executives and three area vice presidents, who are supported by three sales engineers. In addition, the Company's direct sales force includes four individuals who are responsible for managing the Company's relationships with its distributors. Outside North America, the Company maintains direct sales organizations within subsidiary operations in the United Kingdom, France and Australia. To reach the broader international market, the Company conducts sales through distributors in approximately 45 other countries.

         In addition to direct sales and sales through distributors, the Company makes electric meter modules available to utilities through original equipment manufacturer ("OEM") arrangements with several major electric meter manufacturers, who incorporate the Company's meter modules at their own facilities into new electric meters. The Company intends to enter into additional OEM or other similar arrangements if it has attractive opportunities to do so. Further, the Company has licensed certain aspects of its meter module technology to Schlumberger Ltd. ("Schlumberger") and may enter into additional licensing agreements with other meter manufacturers or other industry participants in the future.

         The Company also offers its products and services through long-term outsourcing arrangements, which may include providing AMR products, system installation, meter reading services and meter shop services for periods of 15 years or more. Outsourcing arrangements can be structured in a variety of ways to address a utility's specific needs and range from providing basic meter reading systems and services to providing systems and services with advanced functionality. The Company offers these services to utilities directly and through joint ventures with utilities and other industry participants. To date, the Company has entered into three outsourcing arrangements. See "Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts."

         Key components of the Company's sales and marketing strategy are to provide utilities with cost-benefit analyses of potential purchases of the Company's products and to help utilities design a deployment strategy for the Company's products that will optimize the benefits realized by the utility. See "-- Itron's Strategies--Provide Cost-Effective Meter Reading Solutions." The Company believes that the relatively short cost recovery period for deployment of Off-Site and Mobile AMR systems, particularly on hard-to-read meters, makes an investment in such technology an attractive solution for a utility's meter reading needs, despite uncertainty caused by industry consolidation and regulatory reform. The Company's marketing program also emphasizes the diversity and flexibility of its product line and the Company's ability to offer total product solutions to each of its utility customers.

         The Company's other marketing efforts focus on product awareness principally through trade shows, symposiums, published papers and direct mail. These marketing efforts include brochures, newsletters, exhibits, conferences, an annual user's forum, industry standards committee representation and regulatory support. Several major industry conferences are keystones in the Company's marketing program, including the Distribution Automation/Demand Side Management Conference held every January, the Company's Annual Users Conference held every June in conjunction with the National Meter Reading Association meetings and the Automatic Meter Reading Association conference usually held in September. The Company maintains communications with its customers through its Users Advisory Board and its Fixed Network Advisory Group and a program of regular mailings, newsletters and new customer announcements.

CUSTOMER SERVICE AND SUPPORT

         Itron provides its utility customers with full implementation services, including system design, installation, training and project management. Each of these services is tailored to meet a particular utility's needs. For large-scale AMR installations, Itron offers turn-key programs under which it is responsible for installing meter modules and a communications network. Itron also offers system maintenance and support services to each of its customers. Service contract prices are based on a number of factors, including system size and complexity and the expected degree of service support required. The Company's system maintenance and support services include 24-hour, toll-free hot line support, customer service representatives, consulting services, regional training programs, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services.

COMPETITION

         Although the Company is the industry leader in sales of AMR meter modules and AMR systems and services to the utility industry, it faces competitive pressures from a variety of companies in each of the markets it serves. In the radio-based Fixed Network AMR market, for example, companies such as CellNet Data Systems, Inc. ("CellNet") currently offer alternative solutions to the utility industry and compete aggressively with the Company. The emerging market for Fixed Network AMR systems for the utility industry, together with the potential market for other applications once such Fixed Network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Fixed Network AMR system. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

         The Company believes that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing competitive products for the AMR market. For example, Schlumberger offers a competitive electric meter module for its newly manufactured meters and has entered into a joint venture with Motorola, Inc. for AMR product development. In addition, other large meter manufacturers could expand their current product and services offerings so as to compete directly with the Company. To stimulate demand, and due to increasing competition in the AMR market, the Company has from time to time lowered prices on its AMR products and may continue to do so in the future. The Company also anticipates increasing competition with respect to the features and functions of such products. In the handheld systems market, Itron has encountered competition from a number of companies, resulting in margin pressures in the maturing domestic handheld systems business.

         The Company believes, however, that it enjoys several competitive advantages in each of its markets. It has a substantially larger installed base of handheld-based EMR systems and AMR meter modules than any of its competitors. The Company's relatively large installed base of these systems gives it the advantage of a proven record of providing cost-efficient, quality products and services that enable utilities to migrate from a selective installation of AMR solutions to a more comprehensive deployment of AMR. In addition, through these installations, the Company has the proven ability to interface meter data with a wide variety of utility host billing systems. The diversity of the Company's product lines gives it the flexibility to provide comprehensive solutions to its utility customers, and affords the Company the flexibility to respond to changes in the utility industry and the regulatory environment. The Company believes that it is able to price its products competitively as a result of its highly automated manufacturing lines. In addition, the Company believes that its nationwide license of 1-2 MHz of spectrum in the 1427-1429 MHz band gives it a significant advantage over its current competitors in serving its current and future customers. See "-- FCC Regulation."

         Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Certain Risk Factors--Competition."

PRODUCT DEVELOPMENT

         The Company's product development efforts are focused on further expanding and upgrading its meter module and other product offerings for its AMR systems and developing new hardware and software platforms for handheld systems. The Company has product development facilities located in Spokane, Washington; Lakeville and Waseca, Minnesota; Raleigh, North Carolina; and Saratoga, California. It also conducts some development activities in each of its foreign subsidiaries. The Company has maintained its leadership position in part because of its commitment to new products and continued enhancement of existing products. The Company spent approximately $33.3 million in 1996, $27.1 million in 1995 and $18.1 million in 1994 on product development. Product development expenses in 1995 and 1994 were net of capitalized software costs of $62,000 and $3.1 million, respectively. The Company did not capitalize any software costs in 1996.

         The Company expects to continue to invest substantial amounts on new product development for the foreseeable future as it continues to expand and enhance its AMR and other product offerings. Utilizing its broad knowledge of the utility industry and the regulatory environment, the Company prioritizes its product development opportunities to attempt to satisfy current customer needs on a timely basis. In the last two years, a significant portion of the Company's product development expenditures has been for development of its Fixed Network technology. The Company expects that the single largest category of its future product development expenditures will be for the commercial delivery of advanced functionalities for its Fixed Network.

         The Company's future success will depend in part on its ability to continue to design and manufacture new competitive products, as well as to enhance its Fixed Network and other AMR products. There can be no assurance that the Company will not experience unforeseen problems or delays with respect to its product development efforts. Delays in the availability of new and enhanced products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Risk Factors--Dependence on New Product Development."

INTELLECTUAL PROPERTY

         Itron owns or licenses numerous United States, Canadian and foreign patents and has filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. In September 1996, the U.S. Patent and Trademark Office issued to the Company what the Company believes to be a very significant patent for radio-based network AMR systems. On October 3, 1996, the Company brought an action in the United States District Court for the District of Minnesota against CellNet claiming infringement of this patent. The discovery phase of this proceeding has commenced. See "-- Legal Proceedings." The Company also relies on copyrights to protect its proprietary software and documentation. The Company has registered trademarks for most of its major product lines in the United States and many foreign countries.

         While the Company believes that its patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents or trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. The Company believes that its continued success will be based on continued excellence and innovation of its products, market knowledge, technical and marketing capabilities, existing relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

FCC REGULATION

         Certain of the Company's products made for use in the United States use radio frequencies, the access to and use of which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required in order to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

         Although radio licenses generally are required for radio stations, Part 15 of the FCC's rules permits certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used in frequencies licensed to and used by others. Such licensed users have preferential status within their respective frequencies. Part 15 devices are not permitted to cause harmful interference with such preferred uses and must be designed to accept interference from licensed radio devices. The Company's radio meter modules transmit in the 910-920 MHz band pursuant to these rules.

         Itron's products are designed to eliminate virtually all interference with other frequency uses, while still enabling a complete and accurate "read" from its radio meter modules. However, if the Company were unable to eliminate harmful interference caused by its Part 15 devices through technical or other means, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by the Company and its customers become unacceptably crowded or restrictive, and no additional frequencies are allocated, the Company's business could be materially adversely affected.

         In late February 1997, the FCC adopted a Notice of Proposed Rulemaking seeking comments concerning the rules for multiple address systems. The Company uses licensed multiple address system frequencies to interrogate its meter modules. The FCC is proposing to change the method for licensing some multiple address system frequencies from individual site licenses to wide area licenses, and to conduct auctions for mutually exclusive applications in some multiple address frequency bands. The FCC has proposed to confine the use of the multiple address frequencies used by the Company to "private" use, and has instituted a freeze on accepting applications proposing to use the frequencies for nonprivate operations. The freeze does not affect license applications for private operations. Itron believes that its operations under outsourcing contracts qualify it as a private operator. Although the Company's customers generally hold the private operator licenses for the multiple address frequencies used in connection with the Company's products that the utility purchases, in limited instances the Company has applied to hold such licenses as a private carrier. The FCC's freeze will prevent the Company from applying for additional private carrier multiple address licenses while the FCC's rulemaking is pending. While the Company does not believe that the proposed changes to the method of licensing multiple address system frequencies will prevent it or its customers from obtaining necessary licenses, there can be no assurance that the rule changes will be adopted as proposed or that they will not have a material adverse effect on the ability of the Company or its customers to timely receive necessary licenses.

         The Company also has been issued a renewable nationwide FCC license to operate in the 1427-1429 MHz band. With the exception of meter modules which operate in the 910-920 MHz band as described above, the Company's Fixed Network products operate within this band. This frequency band currently is under the exclusive control of the federal government, which has consented to the FCC's issuance of a license for Itron's use of the band. Current government use of the band is limited to a discrete number of well-defined locations, and the Company believes the secondary nature of its license does not have a material impact on its business.

         The 1427-1429 MHz band is scheduled to be transferred from exclusive federal government jurisdiction to the FCC in 1998. The FCC has agreed to permit continued government use of the frequency through 2006, at which time the frequency could be subject to auction. To date, however, the FCC's approach has been to "grandfather" incumbent users and permit their continued operation, or, alternatively, to provide a period for incumbents to transition to other frequencies, with the auction winners having to compensate the incumbent users for relocation expenses. However, there can be no assurance that the FCC will follow precedent in this respect. The Company believes that it may have a significant installed base of products operating in the 1427-1429 MHz band by the time the band may become subject to auction. Consequently, the Company believes that it would be difficult for any potential bidder to overcome the public interest in the Company's continued use of the spectrum on behalf of utilities and that it likely would be cost-prohibitive for any potential bidder to provide compensation to the Company for relocation of the installed base. Further, the Company believes that commercial demand for the 1427-1429 MHz band is likely to be relatively low due to its proximity to a worldwide "exclusion zone" of radio astronomy frequencies that may not be used for any commercial purposes.

         The regulatory environment the Company operates in is subject to change. There can be no assurance that the FCC or Congress will not take regulatory actions in the future that would have a material adverse effect on the Company. See "Certain Risk Factors--Availability and Regulation of Radio Spectrum." The Company is also subject to regulatory requirements in international markets. These regulations, which vary by country, require modifications to the Company's products, including operating on different frequencies with different power specifications.

MANUFACTURING

         The Company manufactures meter modules, Fixed Network components and other AMR products, as well as handheld computers and peripheral equipment. The Company's primary manufacturing objective is to design and produce low-cost, high-quality meter modules and other Fixed Network components utilizing high-volume automation equipment. The Company's primary manufacturing facilities are located in Spokane, Washington and Waseca, Minnesota. The Company currently has the capacity to produce over 4.6 million meter modules annually on a two-shift basis. With the addition of a third shift and certain ancillary equipment, the Company has the capacity to produce 7.0 million meter modules annually. Certain of the Company's handheld system products and international meter module products are manufactured for the Company by third parties.

         The Company's manufacturing operations are organized into three business units: Endpoint and Mobile Systems Operations; Network Systems Operations; and Handheld Operations. The Company recently combined its engineering and manufacturing departments, permitting its engineering and manufacturing staff to work more closely to enhance manufacturing efficiency and develop lower-cost product solutions.

         The Company's Waseca manufacturing facility produces all of the Company's gas and water meter modules, data collection units used in Mobile AMR and handheld meter module installation and programming devices. The Company's Waseca operations are highly automated and designed for high-volume manufacturing requirements. The key processes include a ceramic board processing facility, automated surface mount placement equipment and both passive and active laser tuning equipment. The Waseca operation also is responsible for all of the Company's production of power supply subassemblies for electric meter modules and Mobile AMR systems products.

         The Company's Spokane manufacturing facility was designed for manufacturing flexibility and automation, and is responsible for final assembly related to electric meter modules and CCU production. The key processes include automated surface mount placement equipment, laser tuning equipment and automated test capabilities. The Spokane facility is also responsible for manufacturing handheld systems and peripheral equipment, as well as other lower-volume AMR products, and is the primary repair facility for Itron's handheld systems products. In the first half of 1996, the Company expanded its manufacturing capacity in Spokane through the installation of high-speed automation and test equipment in order to support the anticipated growth in meter module and CCU production. Because this anticipated growth did not materialize, the Company currently has excess manufacturing capacity which has resulted in an increase in cost of sales per unit.

         The Company has installed extensive automated testing equipment in both its manufacturing facilities to ensure quality control and process repeatability. The Company's testing includes both visual inspection and automated testing of technical parameters established for each of its products. The Company's quality control equipment also includes a sophisticated information system that collects data from its testing equipment and provides extensive reports and analyses of such data. This information system permits the Company to promptly identify potential problems or weaknesses in its manufacturing processes. The Company has been ISO 9000 certified since 1993 and received ISO 9002 recertification of its Spokane facility in April 1996 and expects to receive ISO 9002 certification of its Waseca facility by 1998.

INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

         The Company does not have any reportable industry segments other than foreign and domestic operations. Although the Company has two distinct product lines, AMR and Off-Site systems, they are not considered industry segments as there is commonality in all expenses associated with these product lines. Itron's foreign operations consist of three fully consolidated subsidiaries as well as international distributors. Subsidiary operations are located near Reading, England; Lyon, France; and Sydney, Australia. These offices are responsible for all utility sales and customer support within their respective countries. To reach the broader international market, the Company conducts sales through distributors appointed in approximately 45 other countries. See Note 12 of Notes to Consolidated Financial Statements.

BACKLOG OF ORDERS AND INVENTORY

         The backlog of unshipped factory orders at the end of 1996 and 1995 was approximately $72.8 million and $71.9 million, respectively. The Company expects that all the orders in backlog at the end of 1996 will be shipped during 1997. In addition, the Company has multi-year contracts to supply radio meter modules and/or for outsourcing arrangements with several customers. The value of these contracts not included in the above backlog figures was $240.3 million and $66.8 million at December 31, 1996 and 1995, respectively. Inventories at December 31, 1996 and 1995 were $33.4 million and $18.1 million, respectively.

ENVIRONMENTAL REGULATIONS

         Compliance with environmental regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

         As of December 31, 1996, the Company employed 1,006 full-time persons; 394 in manufacturing, 244 in product development, 189 in sales and marketing, 83 in customer service and support and 96 in finance and administration. Of these employees, 48 were located in Europe, 30 in Australia and the remainder in the United States. The Company continues to recruit and seeks to maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

OTHER

         Itron does not have any contracts with the federal government. The Company's business is not significantly seasonal.

CERTAIN RISK FACTORS

         This Annual Report on Form 10-K contains certain forward-looking statements. These forward-looking statements reflect management's best judgment based on factors known to them at the time of such statements, but are subject to a variety of risks and uncertainties, including, without limitation, those set forth below, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. The factors set forth below should be carefully considered when evaluating the Company's business and prospects and the forward-looking information provided by Itron pursuant to the safe harbor provisions established by recent securities legislation. See "--Certain Forward-Looking Statements."

         Dependence on Utility Industry; Uncertainty Resulting From Mergers and Acquisitions and Regulatory Reform. The Company derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the electric utility industry operates.

         The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. The Company's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of the Company's products are, to a substantial extent, deferable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

         The domestic electric utility industry is currently the focus of regulatory reform initiatives in virtually every state, which initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, many utilities are delaying purchasing decisions that involve significant capital commitments. While the Company expects some states will act on these regulatory reform initiatives in the near term, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utility companies are pursuing merger and acquisition strategies. The Company has experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, such purchase decisions are put on hold indefinitely when merger negotiations begin. The pattern of merger and acquisition activity among utilities may continue for the foreseeable future. If such merger and acquisition activity continues at its current rate or intensifies, the Company's revenues may continue to be materially adversely affected.

         Certain state regulatory agencies are considering the "unbundling" of metering and certain other services from the basic transport aspects of the electricity distribution function. Unbundling includes the identification of the separate costs of metering and other services and may extend to subjecting metering and other services to competition. For example, the California Public Utilities Commission (the "CPUC") issued a draft opinion regarding the unbundling of metering, billing and related services. The discontinuance of a utility's metering monopoly could have a significant impact upon the manner in which the Company markets and sells its products and services. As the customer for the Company's products and services would change from utilities alone, to utilities and their competitive suppliers of metering services, the Company could also be required to modify its products and services (or develop new products and services) to meet the needs of the participants in a competitive meter services market.

         Recent Operating Losses. The Company experienced operating losses in each of the past two quarters and expects to experience similar financial results in the first two quarters of 1997. There can be no assurance that the Company will thereafter achieve or maintain consistent profitability on a quarterly or annual basis. The Company has experienced variability of quarterly results and believes its quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, timing and levels of operating expenses, shifts in product or sales channel mix, and increased competition. Beginning in 1996, the Company increased its rate of spending on its Fixed Network AMR operations, which has left the Company subject to net operating losses caused by fluctuations in revenues. Recently, the Company's operating margins have been adversely affected by excess manufacturing capacity. The Company expects competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors.

         Customer Concentration. The Company's revenues in any particular year tend to be concentrated with a limited number of customers, the identity of which changes from year to year. In 1996, the Company had ten multi-year AMR contracts (excluding outsourcing contracts), which accounted for 44% of AMR revenues, or 33% of total Company revenues. One of these contracts was with Public Service Company of Colorado, and accounted for 22% of the Company's revenues in 1996. These contracts are subject to cancellation or rescheduling by customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on the Company. For example, beginning in the third quarter of 1996, the Company's revenues were adversely affected by an indefinite delay by a large customer in taking delivery of the Company's products pursuant to a multi-year contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Description of Business--Customers."

         Volatility of Share Price. The price of the Common Stock has traded in the range of $14.50 to $60.00 per share since January 1, 1996. The price of the Common Stock could continue to fluctuate significantly as a result of factors such as the Company's quarterly operating results, announcements by the Company or its competitors, changes in general conditions in the economy, the introduction of new products or technology, changes in earnings estimates by analysts or changes in the financial markets or the utility industry. In addition, in future quarters the Company's results of operations may be below the expectations of equity research analysts and investors, in which event the price of the Common Stock would likely be materially adversely affected. Further, in recent years the stock market has experienced significant price and volume fluctuations. These broad market fluctuations may materially adversely affect the market price of the Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

         Dependence on New Product Development. The Company has made and expects to continue to make a substantial investment in technology development. The Company's future success will depend in part on its ability to continue to design and manufacture new competitive products and to enhance its existing products and achieve large-scale implementation for its Fixed Network AMR products. This product development will require continued substantial investment in order to maintain the Company's market position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business--Product Development." There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of the Company's technologies or products. Development schedules for high-technology products are subject to uncertainty, and there can be no assurance that the Company will meet its product development schedules. During 1996, and in previous years, the Company has experienced significant delays and cost overruns in the development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including changes in product definition during the development stage, changes in customer requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products or the inability to develop successfully products that meet customer needs could result in the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts. A portion of the Company's business consists of outsourcing, wherein the Company installs, operates and maintains AMR systems that it continues to own in order to provide meter reading and other related services to utilities and their customers. The Company's long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on the Company's part to meet contractual performance standards on a consistent basis over agreed time periods. The Company currently has three outsourcing contracts. The largest of the contracts, which is with Duquesne, involves Fixed Network AMR; the other two utilize a Mobile AMR solution.

         The Duquesne Fixed Network AMR system is at this time only partially installed. Of a total of approximately 615,000 meter modules to be installed, approximately 240,000 were installed as of February 24, 1997. With respect to the Mobile AMR outsourcing contracts, installation of meter modules has been completed under one contract and has just commenced under the other contract. There can be no assurance that the Company will complete current installation requirements under the Duquesne Contract, the uncompleted Mobile AMR contract and any future outsourcing contracts.

         The Company has experienced delays in performing its obligations under the Duquesne Contract. These delays relate primarily to the development of certain advanced meter reading functions and the software needed to complete these functions. While the Company is currently providing daily consumption meter data and tamper alarm capabilities for approximately 5,000 meters in Duquesne's service territory using its Fixed Network products, and has demonstrated additional advanced metering functions required under the Duquesne Contract, these additional functions are in a late development stage. While the Company believes that the next version of its Fixed Network AMR software will provide remaining advanced functions on a basis acceptable to Duquesne, and that it will complete the development of requisite capabilities to complete the installation of the AMR system specified in the Duquesne Contract in all material respects, there can be no assurance that it will be able to do so.

         By the terms of the Duquesne Contract, the Company has not achieved the defined Phase I milestone. The Company believes that it has recently reached a verbal understanding with Duquesne regarding amendments to the Duquesne Contract pertaining to Phase I and other matters, which have not yet been agreed to in writing as contract amendments. Meter modules beyond the 5,000 modules originally specified in the Duquesne Contract for Phase I have been and are being installed without the benefit of a formal Duquesne Contract amendment. Given the large investment already made by the Company in meter modules and network equipment now installed at Duquesne, and the amount of revenues expected under the contract over its 15-year term, which is approximately $150 million, the Company's financial condition would be materially adversely affected if Duquesne were to terminate the Duquesne Contract.

         Increasing Competition. The Company faces competitive pressures from a variety of companies in each of the markets it serves. In the radio-based fixed network AMR market, companies such as CellNet currently offer alternative solutions to the utility industry and compete aggressively with the Company. The emerging market for fixed network AMR systems for the utility industry, together with the potential market for other applications once such fixed network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Fixed Network AMR system. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

         The Company believes that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing competitive products for the AMR market. For example, Schlumberger offers a competitive electric meter module for its newly manufactured meters and has entered into a joint venture with Motorola, Inc. for AMR product development. In addition, other large meter manufacturers could expand their current product and services offerings so as to compete directly with the Company. To stimulate demand, and due to increasing competition in the AMR market, the Company has from time to time lowered prices on its AMR products and may continue to do so in the future. The Company also anticipates increasing competition with respect to the features and functions of such products. In the handheld systems market, Itron has encountered competition from a number of companies, resulting in margin pressures in the maturing domestic handheld systems business.

         Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers.

Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Description of Business--Competition."

         Uncertainty of Market Acceptance of New Technology. The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market with any assurance. The AMR market did not grow as quickly in 1996 as the Company expected. Further market acceptance of the Company's new AMR products and systems, such as its Fixed Network products, will depend in part on the Company's ability to demonstrate cost effectiveness, and strategic and other benefits, of the Company's products and systems, the utilities' ability to justify such expenditures and the direction and pace of federal and state regulatory reform actions. In the event that the utility industry does not adopt the Company's technology or does not adopt it as quickly as the Company expects, the Company's future results will be materially and adversely affected. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. See "Description of Business--Sales, Distribution and Marketing."

         Rapid Technological Change. The telecommunications industry, including the data transmission segment thereof, currently is experiencing rapid and dramatic technology advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, and private communications networks have greatly expanded communications capabilities and market opportunities. Many companies from diverse industries are actively seeking solutions for the transmission of data over traditional communications media, including radio-based and cellular telephone networks. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers. There can be no assurance that technological advances will not cause the Company's technology to become obsolete or uneconomical.

         Availability and Regulation of Radio Spectrum. A significant portion of the Company's products use radio spectrum and in the United States are subject to regulation by the FCC. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or Congress will not adopt additional changes in the future. Licenses for radio frequencies must be renewed, and there can be no assurance that any license granted to the Company or its customers will be renewed on acceptable terms, if at all. The Company has committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to the Company's products, and there can be no assurance that the Company would be able to modify its products to meet such requirements, that it would not experience delays in completing such modifications or that the cost of such modifications would not have a material adverse effect on the Company's future financial condition and results of operations.

         The Company's radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for the use the Company intends. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain the Company's planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, the Company's business will be materially adversely affected. See "Description of Business--FCC Regulation."

         The Company is also subject to regulatory requirements in international markets that vary by country. To the extent the Company wishes to introduce products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and power specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude the Company from selling its products.

         Dependence on Key Personnel. The Company's success depends in large part upon its ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on the Company's business. The Company's success also depends upon its ability to continue to attract and retain highly qualified personnel in all disciplines. There can be no assurance that the Company will be successful in hiring or retaining the requisite personnel. See "Executive Officers of the Registrant."

         Intellectual Property. While the Company believes that its patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that the Company's patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can also be no assurance that such rights will remain protected or that the Company's competitors will not independently develop patentable technologies that are substantially equivalent or superior to the Company's technologies. See "Description of Business--Intellectual Property." On October 3, 1996, the Company brought an action in the United Stated District Court for the District of Minnesota against CellNet claiming infringement of one of Itron's patents. That action is pending, and the discovery phase thereof has commenced. There can be no assurance that the Company will prevail in such action or, even if it prevails, that the legal costs incurred by the Company in connection with such action will not have a material adverse effect on the Company's financial condition or results of operations. See "Legal Proceedings."

         Dependence on Key Vendors and Internal Manufacturing Capabilities. Certain of the Company's products, subassemblies and components are procured from a single source, and others are procured only from limited sources. In particular, the Company currently obtains approximately 50% of its handheld devices from one vendor located in the United Kingdom and obtains all the microcontrollers for its AMR meter modules from a single source, National Semiconductor. The Company's reliance on such components or on these sole- or limited-source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, Itron may be affected by worldwide shortages of certain components, such as memory chips. A significant price increase in certain of such components or subassemblies could have a material adverse effect on the Company's results of operations. Although the Company believes alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from the Company's sole- or limited-source vendors or subcontractors, the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impair the Company's ability to manufacture its products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of a significant interruption in production at the Company's manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production line were affected, such a break in production would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Description of Business--Manufacturing."

         Dependence on Outsourcing Financing. The Company intends to utilize limited recourse, long-term, fixed rate project financing for its future outsourcing contracts. It has established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plans to establish bankruptcy remote, single and special purpose subsidiaries of Itron Finance, Inc. for this purpose. Although the Company has entered into a letter of intent and is in the process of negotiating definitive documents for what it believes to be the first AMR project financing, there can be no assurance that the Company will indeed close such financing or that it will be able to effect other project financings. If the Company is unable to utilize limited resource, long-term, fixed rate project financing for its outsourcing contracts, its borrowing capacity will be reduced and it may be subject to the negative effects of floating interest rates if it cannot hedge this exposure.


         International Operations. International sales and operations may be subject to risks such as the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. See "Description of Business--Sales, Distribution and Marketing."

         Control by Existing Shareholders and Antitakeover Considerations. Current executive officers and directors and their affiliates own or control in the aggregate approximately 20% of the outstanding Common Stock. As a result of such ownership, such persons may have significant influence over all matters requiring approval by the Company's shareholders, including the election of the Company's Board of Directors. The Company has the authority to issue 10 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of the Company's Restated Articles of Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

ITEM 1a: EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles with Itron, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of March 1, 1997.


                  NAME               AGE                POSITION
                  ----               ---                --------
       Johnny M. Humphreys           59     President, Chief Executive Officer
                                            and Director
       Carl Robert Aron              53     Executive Vice President and Chief
                                            Operating Officer
       Stuart Edward White           46     President, Utility Translation
                                            Systems, Inc. and Director
       Richard G. Geiger             47     Senior Vice President, Chief
                                            Technical Officer
       Klaus O. Huschke              63     Senior Vice President, International
       Robert D. Neilson             40     Senior Vice President, Strategy and
                                            Business Development
       Michael J. O'Callaghan        57     Senior Vice President, Services
       Larry A. Panattoni            58     Senior Vice President, Manufacturing
       David G. Remington            55     Vice President and Chief Financial
                                            Officer
       Russell E. Vanos              40     Vice President, Sales
       LeRoy D. Nosbaum              50     Vice President, Marketing

         Johnny M. Humphreys has been President, Chief Executive Officer and a director of Itron since 1987. From 1975 to 1986, Mr. Humphreys was employed by Datachecker Systems, Inc. ("Datachecker"), a subsidiary of National Semiconductor Corporation ("NSC"), in various executive positions, including President from 1980 to 1986. In 1986, Mr. Humphreys was appointed Senior Vice President of NSC's Information Systems Group and was responsible for strategic planning for three operating divisions, National Advanced Systems, Microcomputer Products Group and Datachecker.

         Carl Robert Aron has been Executive Vice President and Chief Operating Officer of Itron since November 1995. Prior to joining Itron, Mr. Aron had been employed by EDS Management Consulting Services as the National Director of its Wireless Consulting Practice and its Utilities Telecommunications Practice since 1994. From 1981 to 1994, Mr. Aron was Chief Executive Officer of RAM Broadcasting Corporation, a provider of mobile communications services. From 1967 to 1990, Mr. Aron was an attorney with the law firm of Rubin Baum Levin Constant & Friedman.

         Stuart Edward White joined Itron as President of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. White has been a director of the Company since 1996. Mr. White has been President of UTS since its inception in 1980. Prior to founding UTS, Mr. White held numerous engineering and marketing management positions with Westinghouse Electric Corporation, Meter Division, for 13 years.

         Richard G. Geiger was promoted to Senior Vice President and Chief Technology Officer of Itron in January 1996. Previously, Mr. Geiger had been Vice President, Product Development of Itron since 1993. From 1989 to 1992, Mr. Geiger was Vice President and General Manager of AMRplus Partners. From 1986 to 1989, Mr. Geiger was President of Mitsumi Technology, Inc., a research and development subsidiary of Mitsumi Company Limited, a developer of new electronics products. From 1984 to 1986, Mr. Geiger was Vice President and General Manager of Commodore Amiga, prior to which he spent four years with Apple Computer, Inc. as Manager of Advanced Development and four years with Digital Equipment Corporation.

         Klaus O. Huschke was promoted to Senior Vice President, International of Itron in January 1996. Previously, Mr. Huschke had been Vice President, International of Itron since 1987. From 1982 to 1987, Mr. Huschke was Vice President, International Operations at Datachecker. Prior to joining Datachecker, he spent 21 years in a variety of sales and management positions with Anker Data Systems Corporation, a German point-of-sale manufacturer, in its German, Italian and American headquarters.

         Robert D. Neilson was promoted to Senior Vice President, Strategy and Business Development of Itron in January 1996. Previously, Mr. Neilson had been Vice President, Marketing since 1993. Mr. Neilson joined Itron in 1983 as manager of market development and planning, and served as Director of Marketing from 1987 to 1993. As Director of Marketing, Mr. Neilson's responsibilities included marketing for AMRplus Partners.

         Michael J. O'Callaghan was promoted to Senior Vice President, Service of Itron in July 1995. Mr. O'Callaghan joined Itron in 1987 as Vice President, Utility Systems. Before joining Itron, Mr. O'Callaghan was Vice President, Sales of NSC's microcomputer division. Prior to joining NSC, he was Vice President, Sales of Byvideo, Inc., a manufacturer of computer-based video kiosks for remote purchases. Prior to joining Byvideo, Inc., he was Vice President, Sales and Marketing of Onyx Systems, Inc., a manufacturer of UNIX-based microcomputers, for three years and was with NSC for nine years in various sales and marketing management positions.

         Larry A. Panattoni was promoted to Senior Vice President, Manufacturing of Itron in January 1996. Mr. Panattoni joined Itron in 1990 as Vice President, Manufacturing. He previously spent 21 years in financial and operation management positions of increasing responsibility with NSC, most recently as Vice President of Administration. He was also Vice President of Manufacturing Operations and Administration, and Vice President of Finance and Administration with Datachecker.

         David G. Remington joined Itron in early 1996 as Vice President and Chief Financial Officer. Before joining Itron, Mr. Remington was a Managing Director of Dean Witter Reynolds Inc. or Dean Witter Realty Inc. from 1988 to 1996. Previously, he spent 17 years with three financial services firms and a high technology firm. Immediately prior to Dean Witter Reynolds, he was Vice President-Finance and later President of Steiner Financial Corporation.

         Russell E. Vanos has been Vice President, Sales of Itron since July 1995. Previously, Mr. Vanos had been the Western area sales director for Itron since 1988. Mr. Vanos joined Itron in 1980 as a field service representative installing the first generation of Itron EMR systems, and has served in numerous management positions with implementation, customer service and sales responsibilities.

         LeRoy D. Nosbaum joined the Company as a Vice President in March 1996 and was named Vice President, Marketing in October 1996. Before joining Itron, Mr. Nosbaum was Executive Vice President and General Manager of Metricom, Inc.'s UtiliNet Division, and has held a variety of positions with Metricom since 1989. Prior to joining Metricom, Mr. Nosbaum was employed by Schlumberger Ltd. and Sangamo Electric for 20 years, most recently as General Manager of the Integrated Metering Systems Division of Electricity Management--North America, an operating group of Schlumberger.

ITEM 2: PROPERTIES

         The Company's headquarters are located in approximately 137,000 square feet of owned space in Spokane, Washington, including 60,000 square feet of manufacturing space. The Company also owns a building adjacent to its Spokane facility with approximately 28,000 square feet of manufacturing and engineering space. In Raleigh, North Carolina, the Company owns approximately 24,000 square feet used for all activities related to its UTS subsidiary. In Waseca, Minnesota, the Company leases 70,000 square feet of manufacturing and engineering space. The Company also has facilities in Saratoga, California; Lakeville, Minnesota; and Clearwater, Florida with approximately 80,000 square feet of total leased space. These facilities are used primarily for product development. The Company expects to consolidate its Clearwater operations with its operations in other locations and to close that facility in the second quarter of 1997. Additionally, the Company leases sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. The Company's 1997 aggregate domestic and international base monthly lease obligation is approximately $156,000. All the above facilities are in good condition and the Company believes that its current manufacturing and other properties will be sufficient to support its operations for the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

         On October 3, 1996, Itron filed a patent infringement suit against CellNet in the United States District Court for the District of Minnesota, claiming that CellNet is infringing on the Company's United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. CellNet filed a motion for a change of venue of the suit to the Northern District of California, which was denied in January 1997. The discovery phase of this lawsuit has commenced. There can be no assurance that the Company will prevail in this action or, even if it does prevail, that the legal costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's financial condition. See "Certain Risk Factors--Intellectual Property."

         The Company is not involved in any other material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Itron during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Itron's Common Stock is traded on the Nasdaq National Market. The following table reflects the range of high and low closing sales prices for all four quarters of 1996 and 1995 as reported by the Nasdaq National Market.

                                        1996                    1995
                                -------------------------------------------
                                  HIGH        LOW        HIGH        LOW
         First Quarter          $51.50      $29.50      $27.25      $18.00
         Second Quarter         $60.00      $27.75      $33.50      $22.50
         Third Quarter          $36.75      $19.75      $33.50      $20.75
         Fourth Quarter         $26.00      $14.50      $34.50      $23.50

HOLDERS

         At January 31, 1997, there were approximately 10,700 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never declared or paid cash dividends. The Company intends to retain future earnings, if any, for the development of its business and does not anticipate paying cash dividends in the foreseeable future. Prior to the merger with the Company, UTS paid dividends of $1,607,000, $1,650,000 and $200,000 in the years ended December 31, 1994, 1995 and 1996, respectively.

ITEM 6:  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                              1996          1995          1994          1993          1992
                                            ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA
Revenues
      AMR systems                           $ 132,500     $ 100,383     $  65,009     $  43,679     $  32,531
      Handheld systems                         45,084        60,952        60,905        49,021        38,221
                                            ---------     ---------     ---------     ---------     ---------
        Total revenues                        177,584       161,335       125,914        92,700        70,752
Cost of Revenues                              104,708        89,596        69,481        49,527        37,165
                                            ---------     ---------     ---------     ---------     ---------
Gross profit                                   72,876        71,739        56,433        43,173        33,587
Operating expenses
     Sales and marketing                       28,847        20,054        17,159        13,353        11,547
     Product development                       33,285        27,080        18,071        12,619        10,018
     General and administrative                10,970         7,589         5,727         5,260         4,793
     Amortization of intangibles                1,542         2,336         2,266         2,240           855
                                            ---------     ---------     ---------     ---------     ---------
        Total operating expenses               74,644        57,059        43,223        33,472        27,213
                                            ---------     ---------     ---------     ---------     ---------

Operating income (loss)                        (1,768)       14,680        13,210         9,701         6,374

Equity in affiliates, interest & other           (366)        1,721           983          (555)       (4,302)
Income tax (provision) benefit                    670        (5,250)       (3,930)       (3,110)         (815)
                                            ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations       (1,464)       11,151        10,263         6,036         1,257
Loss from discontinued operations
   and effect of accounting change, net           -             -             -             -          (1,408)
                                            ---------     ---------     ---------     ---------     ---------

Net income (loss)                           $  (1,464)    $  11,151     $  10,263     $   6,036     $    (151)
                                            =========     =========     =========     =========     =========
PER SHARE DATA
Income (loss) from continuing operations    $    (.11)    $     .81     $     .80     $     .59     $     .13

Loss from discontinued operations and
   effect of accounting change, net                                                                      (.15)
Net income (loss)                           $    (.11)    $     .81     $     .80     $     .59     $    (.02)

Weighted average shares outstanding            13,297        13,775        12,851        10,234         9,464

BALANCE SHEET DATA
Working capital                             $  26,239     $  64,536     $  63,357     $  43,784     $   4,813
Total assets                                  187,421       149,718       122,333       102,076        66,068
Total debt                                     39,591         5,668           391         1,284        11,446
Shareholders' equity                          114,222       111,273        97,477        73,735        37,242

All amounts have been restated to give effect to a pooling of interests consummated in March 1996. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Information" and the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

         Itron is a leading global provider to the utility industry of data acquisition and wireless communications solutions for collecting, communicating and analyzing electric, gas and water usage. The Company designs, develops, manufactures, markets, installs and services hardware, software and integrated systems for utilities to obtain, analyze and use meter information. The Company's product lines include AMR systems, EMR systems, and specialized software applications. The Company both sells its products and provides outsourcing services.

         The Company's AMR solutions involve the use of radio and, in some instances, telephone technology, to collect meter data. The Company's radio-based AMR solutions include Off-Site AMR, Mobile AMR and Fixed Network AMR technology reading options. Off-Site AMR utilizes a radio device attached to an Itron handheld computer that interrogates meters equipped with radio meter modules from up to 800 feet away. Mobile AMR uses a transceiver mounted in a vehicle to collect data from meters equipped with radio meter modules. Fixed Network AMR collects and transmits meter information via radio components that are mounted in a variety of fixed locations. Outsourcing services encompass the installation, operation and maintenance of an AMR system to provide meter information to a utility for billing and management purposes. Outsourcing contracts typically cover long timeframes, such as 15 years. The Company recognizes revenues and expenses relating to outsourcing contracts using long-term contract accounting. The Company's Off-Site AMR systems product line includes ruggedized handheld computers to record visually obtained meter data, and supporting products and services.

         In March 1996, the Company merged with UTS, the leading provider in the United States of software systems for metering data acquisition and analysis for the large commercial and industrial customers of electric and gas utilities. The merger has been accounted for as a pooling of interests, and all prior period amounts have been restated to give effect to the combined financial position and operating results of Itron and UTS.

        The Company derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the electric utility industry operates.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenues, and the year-to-year percentage change.

                                PERCENTAGE OF TOTAL REVENUES
                                ----------------------------    PERCENTAGE CHANGE
                                  YEAR ENDED DECEMBER 31,       -----------------
                                ----------------------------      1995      1996
                                   1994     1995     1996       OVER 1994 OVER 1995
                                ---------  ------  --------     --------- ---------
Revenues:
   AMR systems ...............      52%      62%      75%           54%      32%
   Handheld systems ..........      48%      38%      25%            0%     (26)
                                   ---      ---      ---
     Total revenues ..........     100%     100%     100%           28%      10%
Gross profit .................      45%      44%      41%           27%       2%

Operating expenses:
   Sales and marketing .......      14%      12%      16%           17%      44%
   Product development .......      14%      17%      19%           50%      23%
   General and administrative        4%       5%       6%           33%      45%
   Amortization of intangibles       2%       1%       1%            3%     (34)
                                   ---      ---      ---
     Total operating expenses       34%      35%      42%           32%      31%
Operating income .............      11%       9%      (1)           11     (112)

         Revenues. Total revenues increased $16.2 million, or 10%, to $177.6 million in 1996 compared to $161.3 million in 1995. AMR systems revenues increased $32.1 million, or 32%, in 1996 over the prior year due to higher shipped volumes of AMR meter modules. The increased shipped volume resulted from the addition of 88 new AMR customers in 1996, as well as accelerated installation schedules for a significant customer, PSCo. PSCo accounted for 30% of AMR revenues (or 22% of total revenues) in 1996 compared to 22% of AMR revenues (or 14% of total revenues) in 1995. Excluding shipments for outsourcing contracts, the Company shipped 2.1 million AMR meter modules in 1996 compared to
1.5 million the previous year. Average selling prices in 1996 for AMR meter modules declined from 1995 due to changes in product mix, OEM sales and volume discounting. AMR system revenues increased $35.4 million, or 54%, in 1995 over 1994. Shipments of AMR meter modules in 1995 increased more than 50% over 1994 due to an increase of 79 new AMR customers and significant shipments to PSCo. During 1996, the Company had ten multi-year sales contracts (excluding outsourcing contracts) to supply AMR systems to utilities at specified prices. Revenues related to multi-year sales contracts represented 44% of AMR revenues in 1996 compared to 56% in 1995 and 66% in 1994. These contracts are subject to cancellation and rescheduling. Any delay or cancellation of such contracts could materially adversely affect the Company's revenues in the future.

         The Company currently has three outsourcing contracts. The largest of these is a Fixed Network AMR installation and the other two utilize Mobile AMR solutions. Revenues from these contracts were insignificant in 1995 and 1996 and are included as a component of AMR system revenues. The Company believes that outsourcing revenues in 1997 will represent a larger share of total revenues. See "Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts."

         The Company believes that AMR revenues will continue to grow in the future. However, this growth depends upon the timing and resolution of mergers and acquisitions in the utility industry, industry regulatory reform issues in the United States, development of international markets and other factors. See

"Description of Business--Overview of Current Environment in the Utility Industry" and "Certain Risk Factors--Dependence on Utility Industry; Uncertainty Resulting From Mergers and Acquisitions and Regulatory Reform."

         Handheld systems revenues for 1996 declined $15.9 million, or 26%, from 1995 due to large system sales to two Japanese utilities in 1995, which represented over 23% of total handheld system sales. Handheld systems revenues of approximately $61.0 million remained relatively stable from 1994 to 1995. International revenues, which consist primarily of handheld systems, represented only 8% of total revenues in 1996 compared to 17% of total revenues in the previous year. The Company believes that revenues for handheld systems will continue to decline as a percentage of total revenues. Future handheld systems revenues are expected to be generated primarily from upgrade and replacement business domestically, and from further penetration into international markets. International revenues have historically been uneven from period to period and the Company expects that this pattern will continue in the future.

         Gross Profit. Gross profit in 1996 declined to 41% of revenues from 44% of revenues in 1995 primarily due to excess manufacturing capacity added during 1996, as well as a change in product mix. Manufacturing capacity was added in anticipation of an increase in demand for the Company's AMR products in excess of what was realized. Gross profit in the future may be affected by the terms of outsourcing arrangements entered into by the Company and by the risks inherent in cost estimation under the long-term method of contract accounting. In particular, the Company expects that gross profit during the first half of 1997 will be reduced due to a higher proportion of revenues from outsourcing. Gross profit remained level at 44% to 45% of revenues in 1995 and 1994.

         Operating Expenses. Sales and marketing expenses for 1996 of $28.8 million increased both in total and as a percentage of revenues to 16% in 1996 from 12% in 1995. The year-to-year growth is primarily due to expansion of technical sales and implementation staff for Fixed Networks. Also driving the increase was the reorganization of the Company's sales and marketing staff, including the functions performed by the Genesis Services division. Sales and marketing expenses in 1995 increased $2.9 million, or 17%, from 1994, but decreased as a percentage of revenues to 12% in 1995 from 14% in 1994. The higher expenses in 1995 resulted from enhanced marketing efforts for the Company's AMR business. The Company expects sales and marketing expenses in 1997 to remain at levels comparable to 1996.

         Product development expenses increased $6.2 million in 1996, or 23%, over 1995 and increased as a percentage of revenues from 17% to 19%. Product development expenses increased $9.0 million in 1995, or 50% over 1994, and increased as a percentage of revenues from 14% to 17%. The higher spending in 1995 and 1996 was due to accelerated development of Fixed Network AMR products such as network management software, applications software, cell control units, network integration and testing, development of water and international meter modules and continued cost reduction programs. In addition, in 1996 the Company incurred $2.1 million in one-time charges for materials related to the redesign of the cell control unit and a new handheld computer. The Company expects that the increased level of development expenses in 1996 will continue but will begin to gradually decrease as a percentage of revenue over the long term.

         General and administrative expenses increased $3.4 million, or 45%, from 1995 to 1996 but remained fairly stable as a percentage of revenues at 6% compared to 5% in 1995. The 1996 increase was related to operating and maintenance expenses associated with expanded facilities, executive staff additions and third quarter severance charges related to a 5% reduction in the Company's workforce. General and administrative expenses increased $1.9 million, or 33%, from 1994 to 1995 due to investments in the Company's corporate training and development efforts combined with filling the newly created position of Chief Operating Officer in late 1995.

         Interest and Other. Gross interest expense for 1996 was $1.4 million and was the result of borrowings under the Company's revolving line of credit. Interest on long-term mortgages also contributed to the expense. The Company's capitalized interest expense of $533,000 in 1996 primarily related to outsourcing. Net interest income for 1995 was $878,000 more than for 1994 due to a higher level of investments during the year. Average investments in 1995 were approximately $20.0 million higher than in 1994 as a result of continued positive cash flows from operations and remaining cash from the Company's two public stock offerings.

         Income Taxes. The income tax benefit for 1996 was 31% of the pre-tax loss. This effective rate was lower because foreign operating losses for which no tax benefit has been recorded and a cash-to-accrual accounting adjustment related to the merger with UTS. The reported effective income tax rate for 1995 and 1994 was 32% and 28%, respectively, which is lower than the pro forma rate because UTS was taxed as an S corporation prior to the merger. The pro forma effective income tax rate for 1995 and 1994 was calculated using the Company's effective tax rate for each year. The Company's effective income tax rate may vary from year to year because of fluctuations in foreign operating results, changes in tax jurisdictions in which the Company operates, and changes in tax legislation.


FINANCIAL CONDITION

         During the first three quarters of 1996, the Company made large investments in inventory. Cash used by operating activities in the first three quarters of 1996 was $7.9 million, $3.1 million and $12.6 million. In contrast, in the fourth quarter operating activities provided cash of $6.8 million as investments in inventory were curtailed. In the fourth quarter of 1996, the Company revised its production schedules from "build to expectation" to "build to order," which is expected to improve inventory turnover in the future.

         During the first three quarters of 1996, the Company also substantially increased its manufacturing capacity. Quarterly acquisitions of property, plant and equipment declined from $7.6 million, $7.9 million and $9.5 million in the first, second and third quarters, respectively, to $2.5 million in the fourth quarter of 1996 as the Company completed its manufacturing expansion. Additionally, investments in outsourcing equipment increased from $827,000 in the first quarter of 1996 to $10.9 million in the fourth quarter.

         Working capital at December 31, 1996 was $26.2 million compared to $64.5 million at December 31, 1995. The significant decline in 1996 was caused by investments in manufacturing capacity and outsourcing equipment, which were funded by cash and bank borrowings. Bank borrowings at December 31, 1996 were $33.1 million compared to cash and short-term investments of $31.5 million at December 31, 1995. In January 1997, the Company expanded its revolving line of credit from $50 million to $75 million through its expiration on May 31, 1997.

         Net operating activities consumed $16.9 million in cash in 1996 compared with providing $11.2 million in cash in 1995 and $15.6 million in 1994. Most of the 1996 cash consumption was driven by growth in inventories, which were built in anticipation of Fixed Network AMR customer orders in excess of what was realized and for delivery under outsourcing arrangements. The decreased cash generated from operations in 1995 compared to 1994 was also primarily due to increased accounts receivable and inventories. In 1995, the Company intentionally built its inventory of AMR meter modules in order to meet projected demand levels and transition to a new AMR meter module manufacturing line in the first half of 1996.

         Investing activities, excluding changes in short-term investments, consumed $49.9 million of cash in 1996 compared to $23.1 million and $11.1 million in 1995 and 1994, respectively. Additions to production capacity accounted for approximately $20.0 million of $27.5 million in full-year 1996 capital additions. The Company substantially completed its capacity expansion program in the fourth quarter of 1996. Current production capacity is about 4.5 million AMR meter modules annually on a two-shift basis. The Company believes its AMR meter module capacity is sufficient for 1997. Capital acquisitions in 1997 are expected to be approximately one-half of the 1996 level. Equipment used in outsourcing contracts required $17.3 million in cash in 1996. The Company expects to use a similar amount for outsourcing in 1997. Other investing activities in 1996 consisted of the acquisition of Fixed Network AMR patents and technologies. Capital asset additions were $16.6 million in 1995 and included the purchase of new surface mount lines for each of the Company's manufacturing locations and $2.4 million for the purchase of the Company's manufacturing and headquarters facility in Spokane.

         Financing activities for 1996 provided $37.5 million in cash and consisted principally of borrowings under the bank line of credit agreement as well as funds received from the exercise of employee stock options and the related tax benefit. Net cash provided by financing activities in 1995 was $1.7 million compared to $12.1 million in 1994. Financing activities during 1995 consisted of cash proceeds of $1.4 million from the exercise by the underwriters of an over-allotment option of 75,000 shares related to a public stock offering by the Company in December 1994 and $2.3 million from the exercise of employee stock options and the related tax benefit. The Company received net proceeds of $10.9 million in 1994 from the follow-on public stock offering.

         The Company believes its existing cash, together with renewal of its credit facility at its current level, will be adequate to fund its operations for the remainder of 1997. While the Company expects the credit facility to be renewed in the ordinary course, there can be no assurance that it will be renewed, or will be renewed on terms acceptable to the Company or at sufficient levels. The Company expects to finance future outsourcing contracts by means of project financing.

         The Company is actively considering long-term financing alternatives, which may take the form of debt, equity-linked securities, common stock or a combination of the foregoing. The Company expects that it will complete one of these financings during the first half of 1997.

CERTAIN FORWARD-LOOKING STATEMENTS

         When included in this Annual Report on Form 10-K, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include. but are not limited to, statements contained in "Business, " "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Risk Factors," are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in the utility regulatory environment, delays or difficulties in introducing new products, increased competition and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Independent Auditors' Reports..........................................................   35
Consolidated Balance Sheets as of December 31, 1996 and 1995...........................   37
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 1996....................................................................   38
Consolidated Statements of Shareholders' Equity for each of the three years in the
  period ended December 31, 1996.......................................................   39
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1996....................................................................   40
Notes to Consolidated Financial Statements.............................................   41

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of Itron, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Utility Translation Systems, Inc. (UTS), which has been accounted for as a pooling of interests as described in Note 6 to the consolidated financial statements. We did not audit the balance sheet of UTS as of December 31, 1995, or the related statements of operations, shareholders' equity, and cash flows of UTS for the years ended December 31, 1995 and 1994, which statements reflect total assets of $2,694,610 as of December 31, 1995, and total revenues of $5,984,589 and $5,255,379 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UTS for 1995 and 1994, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Seattle, Washington
February 7, 1997

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Utility Translation Systems, Inc.


We have audited the balance sheet of Utility Translation Systems, Inc. as of December 31, 1995 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utility Translation Systems, Inc. at December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


Ernst & Young LLP

February 28, 1996 except for Note 8
  as to which the date is March 25, 1996

                                  ITRON, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
                                            ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  2,243      $  6,473
  Short-term investments..............................................        --        25,074
  Accounts receivable, net............................................    44,376        38,015
  Inventories.........................................................    33,837        18,065
  Deferred income tax benefit, net....................................     4,171         4,531
  Other...............................................................     6,116         1,388
                                                                        --------      --------
          Total current assets........................................    90,743        93,546
                                                                        --------      --------
Property, plant and equipment, net....................................    71,349        34,137
Intangible assets, net................................................    22,328        20,230
Other.................................................................     3,001         1,805
                                                                        --------      --------
          Total assets................................................  $187,421      $149,718
                                                                        ========      ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank line of credit.................................................  $ 33,062      $     --
  Accounts payable and accrued expenses...............................    20,671        16,290
  Wages and benefits payable..........................................     4,004         4,514
  Deferred revenue....................................................     6,767         8,206
                                                                        --------      --------
          Total current liabilities...................................    64,504        29,010
                                                                        --------      --------
Notes payable.........................................................     6,440         5,600
Warranty and other obligations........................................     2,255         2,160
Deferred income taxes, net............................................        --         1,675
                                                                        --------      --------
          Total liabilities...........................................    73,199        38,445
                                                                        --------      --------
Commitments (Note 7)..................................................        --            --
Shareholders' equity:
  Common stock, no par value, 75 million shares authorized, 13,387,042
     and 13,157,263 shares issued and outstanding.....................    98,686        94,108
  Warrants............................................................       338           338
  Other...............................................................      (107)         (142)
  Retained earnings...................................................    15,305        16,969
                                                                        --------      --------
          Total shareholders' equity..................................   114,222       111,273
                                                                        --------      --------
          Total liabilities and shareholders' equity..................  $187,421      $149,718
                                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ITRON, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------   --------   --------
Revenues.......................................................  $177,584   $161,335   $125,914
Cost of revenues...............................................   104,708     89,596     69,481
                                                                 --------   --------   --------
Gross profit...................................................    72,876     71,739     56,433
Operating expenses:
  Sales and marketing..........................................    28,847     20,054     17,159
  Product development..........................................    33,285     27,080     18,071
  General and administrative...................................    10,970      7,589      5,727
  Amortization of intangibles..................................     1,542      2,336      2,266
                                                                 --------   --------   --------
          Total operating expenses.............................    74,644     57,059     43,223
                                                                 --------   --------   --------
Operating income (loss)........................................    (1,768)    14,680     13,210
Interest and other, net........................................      (366)     1,721        983
                                                                 --------   --------   --------
Income (loss) before income taxes..............................    (2,134)    16,401     14,193
Income tax (provision) benefit.................................       670     (5,250)    (3,930)
                                                                 --------   --------   --------
Net income (loss)..............................................  $ (1,464)  $ 11,151   $ 10,263
                                                                 ========   ========   ========
Net income (loss) per common share.............................  $   (.11)  $    .81   $    .80
Weighted average shares outstanding............................    13,297     13,775     12,851

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ITRON, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK                           RETAINED
                                                   -----------------                        EARNINGS
                                                   SHARES    AMOUNT    WARRANTS    OTHER    (DEFICIT)
                                                   -------   -------   --------   -------   ---------
Balances at December 31, 1993....................   11,672   $75,894    $  798    $(1,768)  $  (1,188)
  Net income.....................................       --        --        --         --      10,263
  Stock issues:
     Public offering.............................      304     5,097        --         --          --
     Options exercised and related tax
       benefits..................................      388     3,735        --         --          --
     Employee savings plan.......................       10       185        --         --          --
  Proceeds from note receivable..................       --        --        --        983          --
  Warrants exercised.............................      536     5,275      (460)        --          --
  Dividends paid.................................       --        --        --         --      (1,607)
  Unrealized loss on investments.................       --        --        --        (78)         --
  Foreign currency translation...................       --        --        --        348          --
                                                   -------   -------   --------   -------   ---------
Balances at December 31, 1994....................   12,910    90,186       338       (515)      7,468
                                                   -------   -------   --------   -------   ---------
  Net income.....................................       --        --        --         --      11,151
  Stock issues:
     Public offering.............................       75     1,351        --         --          --
     Options exercised and related tax
       benefits..................................      161     2,291        --         --          --
     Employee savings plan.......................       11       280        --         --
  Dividends paid.................................       --        --        --         --      (1,650)
  Unrealized gain on investments.................       --        --        --        236          --
  Foreign currency translation...................       --        --        --        137          --
                                                   -------   -------   --------   -------   ---------
Balances at December 31, 1995....................   13,157    94,108       338       (142)     16,969
                                                   -------   -------   --------   -------   ---------
  Net loss.......................................       --        --        --         --      (1,464)
  Stock issues:
     Options exercised and related tax
       benefits..................................      199     3,480        --         --          --
     Employee savings plan.......................       23       670        --         --          --
     Employee stock purchase plan................        8       428        --         --          --
  Dividends paid.................................       --        --        --         --        (200)
  Unrealized loss on investments.................       --        --        --       (158)         --
  Foreign currency translation...................       --        --        --        193          --
                                                   -------   -------   --------   -------   ---------
Balances at December 31, 1996....................   13,387   $98,686    $  338    $  (107)  $  15,305
                                                   =======   =======   =======     ======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ITRON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    1996       1995       1994
                                                                  --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...............................................  $ (1,464)  $ 11,151   $ 10,263
Noncash charges (credits) to income:
  Depreciation and amortization.................................    10,522      8,370      6,929
  Deferred income tax provision (benefit).......................    (1,545)       758        880
Changes in operating accounts, net of acquisitions:
  Accounts receivable...........................................    (6,361)    (9,659)    (3,557)
  Inventories...................................................   (15,772)    (5,509)     3,445
  Accounts payable and accrued expenses.........................     4,381      3,935     (1,255)
  Deferred revenue..............................................    (1,439)       857     (2,312)
  Other, net....................................................    (5,184)     1,323      1,239
                                                                  --------   --------   --------
Cash provided (used) by operating activities....................   (16,862)    11,226     15,632
INVESTING ACTIVITIES
Change in short-term investments, net...........................    25,074      5,614    (17,869)
Acquisition of property, plant and equipment....................   (27,500)   (16,584)    (7,327)
Equipment used in outsourcing...................................   (17,254)    (2,396)        --
Acquisitions and investment in affiliates.......................    (4,728)    (3,808)        --
Capitalized software............................................        --        (62)    (3,144)
Other, net......................................................      (441)      (221)      (634)
                                                                  --------   --------   --------
Cash used by investing activities...............................   (24,849)   (17,457)   (28,974)
FINANCING ACTIVITIES
Change in bank line of credit, net..............................    33,062         --         --
Issuance of common stock........................................     4,578      3,642     13,647
Proceeds from employee note receivable..........................        --         --        983
Dividends paid..................................................      (200)    (1,650)    (1,607)
Other, net......................................................        41       (288)      (954)
                                                                  --------   --------   --------
Cash provided by financing activities...........................    37,481      1,704     12,069
                                                                  --------   --------   --------
Decrease in cash and cash equivalents...........................    (4,230)    (4,527)    (1,273)
Cash and cash equivalents at beginning of period................     6,473     11,000     12,273
                                                                  --------   --------   --------
Cash and cash equivalents at end of period......................  $  2,243   $  6,473   $ 11,000
                                                                   =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ITRON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Itron, Inc. (the "Company") is a leading global provider to the utility industry of data acquisition and wireless communications solutions for collecting, communicating and analyzing electric, gas and water usage. The Company designs, develops, manufactures, markets, installs and services hardware, software and integrated systems for handheld computer-based electronic meter reading (EMR), automatic meter reading (AMR) and other measurement systems.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Itron, Inc. and its wholly owned subsidiaries. As described in Note 6, on March 25, 1996, Utility Translation Systems, Inc. (UTS), which was acquired in a pooling-of-interests transaction, became a wholly owned subsidiary of the Company. These consolidated financial statements reflect the combined financial position and operating results of the Company and UTS for all periods presented. All significant intercompany transactions and balances are eliminated. Investments in affiliates are accounted for using the equity method.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

     The Company's short-term investments are classified as available-for-sale and are recorded at market value. Investments are accounted for on a trade date basis and market value is based upon quoted market prices for each security. Realized gains and losses are determined on a security by security basis (the specific identification method). Unrealized holding gains and losses, net of any tax effect, are recorded as a component of shareholders' equity (see Note 2).

INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied overhead. Service inventories consist primarily of subassemblies and components necessary to support service operations.

PROPERTY, PLANT AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter, using the straight-line method. Equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract, generally 15 years. Plant is depreciated over 30 years using the straight-line method. The carrying value of property, plant and equipment is reviewed on a regular basis for impairment. The Company capitalizes interest as a component of the cost of property, plant and equipment constructed for its own use in outsourcing contracts. In 1996, total interest expense was $1.4 million, of which $533,000 was capitalized. There was no interest capitalized in 1995 or 1994.

INTANGIBLE ASSETS

     Goodwill represents the excess cost of acquired businesses over the fair value of their net assets and is amortized using the straight-line method over periods ranging from three to twenty years. Patents, distribution and product rights are amortized using the straight-line method over their remaining lives of three to seventeen years. Capitalized software includes costs incurred subsequent to the establishment of technological feasibility of

                                  ITRON, INC.

the related product and is amortized using the straight-line method for a period not to exceed five years. Management regularly reviews the carrying value of intangible assets for impairment.

WARRANTY

     The Company offers standard warranty terms on its product sales. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The noncurrent warranty reserve covers future expected costs of the testing and replacement of radio meter modules. Warranty expense was $3.1 million in 1996, $1.8 million in 1995 and $836,000 in 1994.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Management believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the net deferred tax asset.

FOREIGN EXCHANGE

     The consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs and expenses for these subsidiaries are translated using an average rate. Translation adjustments resulting from this process are a component of shareholders' equity.

REVENUE RECOGNITION

     Revenues from hardware sales and software licenses are generally recognized upon shipment. For large custom systems and outsourcing contracts, revenue is recognized using the cost-to-cost, percentage of completion, long-term contract method of accounting. Contract costs include direct labor and other costs related to contract performance such as materials, repairs and depreciation costs. Service revenues are recognized ratably over the periods covered by the service contracts, or as the services are performed. Revenues for shipments or services not yet billed are included in accounts receivable or other noncurrent assets depending on the expected period of collection. Deferred revenue is recorded upon billing for products or services which have not yet been provided.

NET INCOME PER COMMON SHARE

     Primary net income per common share is computed based on the weighted average number of common equivalent shares outstanding during the period as adjusted for the stock issued in the merger with UTS, as described in Note 6, and after consideration of the dilutive effect, if any, of the common stock equivalents using the treasury stock method. Common equivalent shares include shares issuable upon exercise of stock options and warrants. The number of shares used in the computation was 13,297,000 in 1996, 13,775,000 in 1995 and 12,851,000 in 1994. Fully diluted net income per share was $.80 and $.79 in 1995 and 1994, respectively. Shares used in the fully diluted computation were 13,932,000 and 12,933,000 in 1995 and 1994, respectively. Fully diluted net income per share was not presented for the year ended December 31, 1996 because common stock equivalents are excluded from the calculation in the year of a loss.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the

                                  ITRON, INC.

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS FAIR VALUE

     The carrying value of cash and cash equivalents reflected in the balance sheet at December 31, 1996 reasonably approximates the fair value of such instruments. Based on the rates currently available to the Company for loans with similar terms and maturities, the Company believes that the fair value of the notes payable reasonably approximates their carrying values at December 31, 1996.

RECLASSIFICATIONS

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2:  SHORT-TERM INVESTMENTS

     Short-term investments at December 31, 1995 consist of investment-grade, tax-exempt state and municipal notes and bonds. The Company had no short-term investments at December 31, 1996. Information related to such investments follows (in thousands):

                                                                          AT DECEMBER 31,
                                                                         -----------------
                                                                          1996      1995
                                                                         -------   -------
    Market value.......................................................  $    --   $25,074
    Cost...............................................................       --    24,916

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1996      1995
                                                                         -------   -------
    Unrealized holding gains...........................................  $    --   $   159
    Unrealized holding losses..........................................       --        (1)
    Realized gains.....................................................      117        59
    Realized losses....................................................      (11)      130

     Proceeds from the sale of investment securities for the year ended December 31, 1996 were $24.5 million.

NOTE 3:  BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE (IN THOUSANDS):

                                                                          AT DECEMBER 31,
                                                                         -----------------
                                                                          1996      1995
                                                                         -------   -------
    Trade (net of allowance for doubtful accounts of $752 and $509)....  $30,764   $28,847
    Unbilled revenue...................................................   13,612     9,168
                                                                         -------   -------
    Total receivables..................................................  $44,376   $38,015
                                                                         =======   =======

     Other noncurrent assets at December 31, 1996 includes $1.2 million of unbilled revenue related to long-term contracts. This amount is expected to be billed in 1997 and 1998.

                                  ITRON, INC.

INVENTORIES (IN THOUSANDS):

                                                                        AT DECEMBER 31,
                                                                     ----------------------
                                                                       1996          1995
                                                                     ---------     --------
    Material.......................................................  $  22,687     $  9,594
    Work in process................................................      1,570          555
    Finished goods.................................................      9,047        7,433
                                                                      --------      -------
    Total manufacturing inventories................................     33,304       17,582
    Service inventories............................................        533          483
                                                                      --------      -------
    Total inventories..............................................  $  33,837     $ 18,065
                                                                      ========      =======

PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):

                                                                        AT DECEMBER 31,
                                                                     ----------------------
                                                                       1996          1995
                                                                     ---------     --------
    Machinery and equipment........................................  $  37,715     $ 21,101
    Equipment used in outsourcing..................................     19,650        2,396
    Computers and purchased software...............................     21,535       19,233
    Buildings, furniture and improvements..........................     20,345       14,015
    Land...........................................................      2,078        1,659
                                                                      --------     --------
    Total cost.....................................................    101,323       58,404
    Accumulated depreciation.......................................    (29,974)     (24,267)
                                                                      --------     --------
    Property, plant and equipment, net.............................  $  71,349     $ 34,137
                                                                      ========     ========

INTANGIBLE ASSETS (IN THOUSANDS):

                                                                        AT DECEMBER 31,
                                                                     ----------------------
                                                                       1996          1995
                                                                     ---------     --------
    Goodwill.......................................................  $  16,991     $ 17,854
    Capitalized software...........................................      6,370        6,370
    Distribution and product rights................................      1,475        1,800
    Patents........................................................      4,860        1,750
    Other..........................................................         --        1,400
                                                                       -------      -------
    Total cost.....................................................     29,696       29,174
    Accumulated amortization.......................................     (7,368)      (8,944)
                                                                       -------      -------
    Intangible assets, net.........................................  $  22,328     $ 20,230
                                                                       =======      =======

NOTE 4:  STATEMENT OF CASH FLOWS DATA

     Supplemental disclosure of cash flow information (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1996      1995     1994
                                                                   ------    ------    ----
    Income taxes paid............................................  $1,418    $3,076    $971
    Interest paid................................................   1,172       197     101

                                  ITRON, INC.

NOTE 5:  NOTES PAYABLE

LINE OF CREDIT AGREEMENT

     The Company may borrow up to $75 million under the terms of an unsecured revolving credit agreement which expires May 31, 1997. Interest rates depend on the form of borrowing and vary based on published rates. As of December 31, 1996, the weighted average interest rate was approximately 6.8%. A commitment fee is required on the unused portion of available credit. The agreement contains covenants that require the Company to maintain certain minimum liquidity, liability and tangible net worth measures.

LONG-TERM NOTES PAYABLE

     Long-term debt consists of the following (in thousands):

                                                                           AT DECEMBER 31,
                                                                           ---------------
                                                                            1996     1995
                                                                           ------   ------
    Secured note payable to a shareholder with interest only payments of
      7 1/2% until August 1, 1998 and then principal and interest
      payments of 9% until maturity on August 1, 2015....................  $5,600   $5,600
    Secured note payable to a shareholder with interest only payments of
      7 1/2% until June 1, 1999 and then principal and interest payments
      equal to 8 1/2% until maturity on June 1, 2019.....................     840       --
                                                                           ------   ------
         Total long-term notes payable...................................  $6,440   $5,600
                                                                           ======   ======

     The Company incurred the above notes in conjunction with the purchase of the Company's headquarters and additional manufacturing space in Spokane, Washington. Principal payments due under these notes are $12,000 in 1998, $48,000 in 1999, $61,000 in 2000, $66,000 in 2001 and $6.3 million thereafter.
There are no principal payments due under these notes in 1997.

NOTE 6:  ACQUISITIONS

UTILITY TRANSLATION SYSTEMS (UTS)

     On March 25, 1996, the Company merged with UTS, a provider of software and support services that translates, communicates and analyzes energy consumption data. The Company issued 971,427 shares of its unregistered Common Stock to the shareholders of UTS in exchange for all of the UTS outstanding shares. The merger has been accounted for as a pooling of interests and is treated as a tax-free exchange. Under the pooling-of-interests method of accounting, all prior periods have been restated to include the financial position and results of operations of UTS.

     The following summarizes the effects of the merger on amounts previously reported by the Company prior to the transaction for the periods presented.

                                                               COMPANY     UTS     COMBINED
                                                               --------   ------   --------
    Quarter Ended March 31, 1996
      Revenues...............................................  $ 46,575   $1,477   $ 48,052
      Net income.............................................     2,712      316      3,028
    Year Ended December 31, 1995
      Revenues...............................................  $155,350   $5,985   $161,335
      Net income.............................................    10,087    1,064     11,151
    Year Ended December 31, 1994
      Revenues...............................................  $120,659   $5,255   $125,914
      Net income.............................................     7,961    2,302     10,263

                                  ITRON, INC.

METSCAN

     In September 1995, the Company purchased the net assets of Metscan, Inc., a manufacturer of telephone-based data collection technology. Of the $4.6 million purchase price, $3.8 million was paid in cash at closing, with a $735,000 holdback pending settlement of potential warranty or other claims as of December 31, 1995. As of December 31, 1996 the Company had allocated the entire amount of the holdback against such warranties and claims. Approximately $2.3 million of the purchase price was allocated to tangible assets and the remaining $2.3 million to intangible assets which are being amortized over five years. The acquisition was accounted for as a purchase.

NOTE 7:  COMMITMENTS

     The Company has noncancelable operating leases for office, production and storage space expiring at various dates through June 2008. Future minimum payments required under operating leases at December 31, 1996 are $1.9 million in 1997, $1.4 million in 1998, $1.3 million in 1999, $1.2 million in 2000,
$569,000 in 2001 and $2.2 million thereafter.

     Total rent expense under noncancelable operating leases is as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1996     1995     1994
                                                                   ------   ------   ------
    Year Ended December 31,
      Related parties............................................  $    7   $  430   $  789
      Unrelated parties..........................................   1,505    1,396    1,296
                                                                   ------   ------   ------
      Total......................................................  $1,512   $1,826   $2,085
                                                                   ======   ======   ======

     In order to maintain certain distribution rights, the Company has agreed to purchase minimum quantities of components from various suppliers. Minimum purchase requirements under these agreements are approximately $5.0 million in 1997, $6.9 million in 1998, $5.2 million in 1999, $2.3 million in 2000 and $2.7 million in 2001. These commitments are not in excess of anticipated requirements.

NOTE 8: SHAREHOLDERS' EQUITY

WARRANTS

     At December 31, 1996 and 1995, the Company had outstanding warrants to purchase 375,000 shares of common stock at $11.63 per share. The warrants were granted at various dates beginning September 1990 through June 1992 at prices no less than fair market value on the date of grant and expire in June 1997 through June 2000.

OTHER SHAREHOLDERS' EQUITY

     Other shareholders' equity is as follows (in thousands):

                                                                          AT DECEMBER 31,
                                                                          ---------------
                                                                          1996      1995
                                                                          -----     -----
    Unrealized gain on short-term investments...........................  $  --     $ 158
    Foreign currency translation adjustment.............................   (107)     (300)
                                                                          -----     -----
    Other shareholders' equity..........................................  $(107)    $(142)
                                                                          =====     =====

                                  ITRON, INC.

NOTE 9:  STOCK-BASED COMPENSATION PLANS

     At December 31, 1996, the Company had two option plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock options plans.

     The following table summarizes information about stock options outstanding at December 31, 1996 (options in thousands):

                                                           WEIGHTED
                                              NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                            OF OPTIONS     REMAINING    AVERAGE    OF OPTIONS    AVERAGE
                                            OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
           RANGE OF EXERCISE PRICES         AT 12/31/96      LIFE        PRICE     AT 12/31/96    PRICE
    --------------------------------------  -----------   -----------   --------   -----------   --------
    $         2.91........................         41           2        $ 2.91         41        $ 2.91
      2.91 -  6.20........................         36           3          5.97         36          5.97
              7.75........................         39           4          7.75         39          7.75
      7.75 - 13.00........................         33           5         11.24         33         11.24
     13.00 - 13.50........................        182           6         13.02        182         13.02
     17.00 - 21.25........................        169           7         17.86        107         17.85
     20.63 - 27.00........................        263           8         25.40        118         25.06
     51.19 - 58.75........................         19           9         55.95         12         58.75
     15.63 - 17.75........................        570          10         17.71          0             0
                                                -----                                  ---
     Total................................      1,352           8        $17.92        568        $15.75
                                                =====                                  ===

1989 RESTATED STOCK OPTION PLAN

     Under the Company's 1989 Restated Stock Option Plan, options to purchase shares of common stock have been granted to directors and employees at prices no less than the fair market value on the date of grant. Options outstanding under the plan become fully exercisable within three or four years from the date granted and terminate ten years from the date granted. Qualified and nonqualified options are exercisable at prices ranging from $2.91 to $51.19 per share. The price ranges of options exercised were $2.91 to $24.50 in 1996, $2.91 to $17.88 in 1995 and $1.12 to $13.50 in 1994. At December 31, 1996, there were
1,435,222 shares of unissued common stock reserved for issuance under the plan, of which options for the purchase of 167,785 shares were available for future grants. Numbers of shares under the plan are as follows (shares in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                1996                  1995                  1994
                                         -------------------   -------------------   -------------------
                                                  WGTD. AVG.            WGTD. AVG.            WGTD. AVG.
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         ------   ----------   ------   ----------   ------   ----------
    Beginning balance..................  1,038      $17.36       864      $11.52     1,055      $ 7.55
    Granted............................  1,016       31.34       412       25.47       215       17.90
    Exercised..........................   (152)      11.56      (159)       8.50      (387)       4.11
    Canceled...........................   (635)      41.38       (79)      13.64       (19)      14.33
                                         -----                 -----                 -----
    Ending balance.....................  1,267       17.24     1,038       17.36       864       11.52
                                         =====                 =====                 =====
    Options exercisable................    483                   411                   421

1992 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS

     The Company's 1992 Stock Option Plan for Nonemployee Directors provides for the annual grant of nonqualified options to purchase 2,000 shares of common stock to nonemployee directors of the Company at an

                                  ITRON, INC.

exercise price that is not less than the fair market value per share at the date of grant. Outstanding options granted under the plan are exercisable at prices ranging from $13.50 to $58.75 per share. The options granted are fully vested and immediately exercisable. At December 31, 1996, there were 153,000 shares of unissued common stock reserved for issuance under the plan, of which options for the purchase of 68,000 shares were available for future grant. Numbers of shares under the plan are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                1996                  1995                  1994
                                         -------------------   -------------------   -------------------
                                                  WGTD. AVG.            WGTD. AVG.            WGTD. AVG.
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         ------   ----------   ------   ----------   ------   ----------
    Beginning balance..................     87      $22.92       19       $16.47        6       $13.50
    Granted............................     12       58.75       70        24.50       14        17.54
    Exercised..........................    (14)      21.96       (2)       17.00       (1)       13.50
                                           ---                  ---                   ---
    Ending balance.....................     85       28.14       87        22.92       19        16.47
                                           ===                  ===                   ===
    Options exercisable................     85                   87                    19

     Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (in thousands except per share data):

                                                                         AT DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Net Income (loss)
      As Reported....................................................  $(1,464)    $11,151
      Proforma.......................................................   (7,763)      8,232
    Earnings Per Share
      As Reported....................................................  $  (.11)    $   .81
      Proforma.......................................................     (.58)        .60

     The weighted average fair value of options granted during the year was $18.64. The fair value of each option granted during 1995 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                                             1996     1995
                                                                             ----     ----
    Dividend yield.........................................................    0%       0%
    Expected volatility....................................................   55%      44%
    Risk-free interest rate................................................  6.2%     6.4%
    Expected life (years)..................................................  6.0      4.8

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 80,000 shares of common stock to its eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of the Company's Common Stock are not eligible to participate in the plan. Under the terms of the plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of the Company's Common Stock. The purchase price of the Common Stock is 85% of the fair market value of the stock as defined in the plan. Approximately 25% of eligible employees have participated in the plan since its inception on July 1, 1996. Under the plan, the Company sold 8,331 shares to employees in 1996.

                                  ITRON, INC.

NOTE 10:  EMPLOYEE BENEFITS

     The Company has an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute on a tax-deferred basis up to 15% of their salary, 50% of which, subject to certain limitations, is matched by the Company by issuance of common stock. Prior to 1996, the Company matched 25% of employee contributions with issuance of common stock. The expense for the Company's matching contribution was $798,000 in 1996, $310,000 in 1995 and $221,000 in 1994. The Company does not offer postemployment or postretirement benefits.

NOTE 11:  INCOME TAXES

     A reconciliation of income taxes at the expected tax rate of 35% to the consolidated effective tax for continuing operations is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
    Expected federal income tax...............................  $  (747)  $ 5,740   $ 4,968
    State income taxes........................................      (19)      533       505
    Goodwill amortization.....................................      309       349       341
    Exempt interest...........................................     (152)     (593)     (187)
    Tax credits...............................................     (762)     (433)     (544)
    Foreign operations........................................       59      (234)     (497)
    UTS acquisition...........................................      376      (372)     (925)
    Meals and entertainment...................................      243       132       100
    Other, net................................................       23       128       169
                                                                  -----    ------    ------
    Provision (benefit) for income taxes......................  $  (670)  $ 5,250   $ 3,930
                                                                  =====    ======    ======

     The domestic and foreign components of income from continuing operations before taxes were (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                  1996      1995      1994
                                                                 -------   -------   -------
    Domestic...................................................  $ 1,525   $15,507   $12,142
    Foreign....................................................   (3,659)      894     2,051
                                                                 -------   -------   -------
    Income (loss) before income taxes..........................  $(2,134)  $16,401   $14,193
                                                                 =======   =======   =======

     The provision for income taxes consists of the following (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
    Current
      Federal.................................................  $   678   $ 4,104   $ 3,040
      State and local.........................................      197       388        10
                                                                  -----    ------    ------
      Total current...........................................      875     4,492     3,050
                                                                  -----    ------    ------
    Deferred
      Federal.................................................     (844)    1,033       909
      State and local.........................................      130      (275)      (29)
      Foreign.................................................     (831)       --        --
                                                                  -----    ------    ------
      Total deferred..........................................   (1,545)      758       880
                                                                  -----    ------    ------
    Total provision (benefit) for income taxes................  $  (670)  $ 5,250   $ 3,930
                                                                  =====    ======    ======

                                  ITRON, INC.

     The components of the provision (benefit) for deferred income taxes are (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ----------------------
                                                                      1996     1995   1994
                                                                     -------   ----   -----
    Tax credits and loss carryforwards.............................  $(1,440)  $370   $(707)
    Accrued expenses...............................................     (865)  (442)   (116)
    Acquisitions...................................................      375     --      --
    Depreciation and amortization..................................      981   (289)  1,038
    Inventory......................................................   (1,270)  (257)    671
    Long-term contracts............................................      712   1,384     --
    Other, net.....................................................      (38)    (8)     (6)
                                                                     -------   ----   -----
         Total deferred income taxes...............................  $(1,545)  $758   $ 880
                                                                     =======   ====   =====

     At December 31, 1996, deferred income taxes consisted of the following (in thousands):

              CURRENT:
     ---------------------------
     Tax credits and loss
       carryforwards............  $   12
     Accrued expenses...........   2,283
     Acquisitions...............     (74)
     Inventory..................   1,957
     Long-term contracts........    (119)
     Other, net.................     112
                                  ------
          Total current.........  $4,171
                                  ======

             NONCURRENT:
     ---------------------------

     Tax credits and loss
       carryforwards............  $4,597
     Accrued expenses...........     884
     Acquisitions...............    (301)
     Depreciation and
       amortization.............  (2,973)
     Long-term contracts........  (1,977)
                                  ------
          Total noncurrent......  $  230
                                  ======

     Valuation allowances of $129,000 and $802,000 in 1996, and $35,000 and $379,000 in 1995 were provided for capital loss carryforwards and foreign net operating loss carryforwards, respectively, for which the Company may not receive future benefits.

     The Company has research and development tax credits available to offset future income tax liabilities. The tax credits expire through 2011 as follows (in thousands):

          YEAR                                                               AMOUNT
          -----------------------------------------------------------------  ------
          2003-2005........................................................  $  54
          2006-2008........................................................  1,632
          2009-2011........................................................  1,541

     The Company also has alternative minimum tax credits, totaling $324,000, that are available to offset future tax liabilities.

                                  ITRON, INC.

NOTE 12:  SEGMENT INFORMATION

     Summarized information regarding the Company's domestic and international operations is as follows (in thousands):

                                                                                         CONSOLIDATED
                                                          DOMESTIC     INTERNATIONAL      OPERATIONS
                                                          --------     -------------     ------------
Year ended December 31, 1996:
  Revenue...............................................  $162,494        $15,090          $177,584
  Income (loss) from continuing operations before
     taxes..............................................     6,009         (8,143)          (2,134)
  Identifiable assets...................................   175,824         11,597           187,421
Year ended December 31, 1995:
  Revenue...............................................  $134,111        $27,224          $161,335
  Income (loss) from continuing operations before
     taxes..............................................    18,020         (1,619)           16,401
  Identifiable assets...................................   139,223         10,495           149,718
Year ended December 31, 1994:
  Revenue...............................................  $109,018        $16,896          $125,914
  Income (loss) from continuing operations before
     taxes..............................................    16,490         (2,297)           14,193
  Identifiable assets...................................   115,791          6,542           122,333

     Domestic information includes the United States and Canada. Approximately 22% of 1996 and 14% of 1995 consolidated revenues relate to a contract with a significant customer. International information includes wholly owned subsidiaries located in the United Kingdom, France and Australia, as well as sales to international distributors, which were $5.9 million in 1996, $15.7 million in 1995 and $3.3 million in 1994. International revenues include sales to customers located in Europe, Australia, Japan, Latin America and the Middle East.

NOTE 13:  OTHER RELATED PARTY TRANSACTIONS

     Certain of the Company's customers are also shareholders with more than 10% ownership interest and/or hold positions on the Company's Board of Directors. Revenue from such customers was $4.3 million in 1996, $2.1 million in 1995 and $3.2 million in 1994. Accounts receivable from these customers were $541,000 and $1.2 million at December 31, 1996 and 1995, respectively. Interest expense related to a note payable to a shareholder was $456,000 in 1996 and $157,000 in 1995.

NOTE 14:  DEVELOPMENT AGREEMENTS

     The Company receives funding to develop certain products under joint development agreements with several companies. Intellectual property rights to such developed products remain with the Company. Funding received under these agreements is netted against product development expenses. The agreements provide for royalty payments by the Company if successful products are developed and sold. Additionally, the Company is required to pay royalties on future sales of products incorporating certain AMR technologies.

     Funding received and royalty expense under these arrangements is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1996     1995     1994
                                                      ------   ------   ------
    Funding received................................  $  143   $  657   $1,100
    Royalties paid..................................   1,614    1,889    1,774

                                  ITRON, INC.

NOTE 15:  QUARTERLY RESULTS (UNAUDITED)

     Quarterly results are as follows (in thousands, except per share data):

                                                       FOURTH      THIRD      SECOND     FIRST
    1996                                               QUARTER   QUARTER(2)   QUARTER   QUARTER
    ----                                               -------   ----------   -------   -------
    Statement of operations data:
      Total revenues.................................  $42,594    $ 38,743    $48,195   $48,052
      Gross profit...................................   15,814      14,566     20,994    21,502
      Net income (loss)..............................   (2,301)     (4,546)     2,355     3,028
      Net income (loss) per share....................     (.17)       (.34)       .17       .21
    Pro forma information:(1)
      Net income (loss)..............................                                   $ 2,918
      Net income (loss) per share....................                                       .21

    1995
    ----
    Statement of operations data:
      Total revenues..................................  $44,139   $39,931   $39,144   $38,121
      Gross profit....................................   20,084    17,958    16,892    16,805
      Net income......................................    2,918     2,145     2,825     3,263
      Net income per share............................      .21       .16       .20       .24
    Pro forma information:(1)
      Net income......................................  $ 2,818   $ 2,295   $ 2,735   $ 2,913
      Net income per share............................      .20       .17       .20       .21

---------------

(1) Prior to merging with the Company, UTS was treated as an S corporation under the Internal Revenue Code of 1986, as amended. The income of an S corporation is taxed directly to the shareholders and no federal or state income taxes are paid by the company. Consequently, the combined results of operations for the first quarter of 1996 and the full year 1995 exclude an income tax provision on UTS' earnings. Pro forma information reflects a provision for income taxes as if UTS was taxed as a C corporation using the Company's effective tax rate.

(2) In the third quarter of 1996, the Company incurred $2.9 million in one-time charges for the redesign of certain products and severance charges related to a reduction in workforce.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of Itron, Inc.
Spokane, Washington

We have audited the financial statements of Itron, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such financial statements and report are included herein. Our audit also included the financial statement schedule of Itron, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche  LLP

Seattle, Washington
February 7, 1997

ITRON, INC.
SCHEDULE II:
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS OF DOLLARS)

                                                         Additions                             Balance at end of period
                                          ------------------------------------------     --------------------------------------
                                          Balance at     Charged to       Charged to
                                          beginning       costs and         other
           Description                    of period       expenses        accounts (1)   Deductions     Current     Non current
           -----------                    ----------     ----------       ------------   ----------     -------     -----------
YEAR ENDED DECEMBER 31, 1994:
    Inventory obsolescence                  2,954           1,459                           3,048         1,365
    Warranty                                2,572           1,044                           1,289           555         1,772
    Allowance for doubtful accounts           256             611                             565           302

YEAR ENDED DECEMBER 31, 1995:
     Inventory obsolescence                  1,365           2,121                           1,623         1,863
     Warranty                                2,327           1,452                             794           882        2,103
     Allowance for doubtful accounts           302             327              78             198           509

YEAR ENDED DECEMBER 31, 1996:
     Inventory obsolescence                  1,863           5,722                           3,454         4,131
     Warranty                                2,985           2,664                           2,280         1,212        2,157
     Allowance for doubtful accounts           509             550                             307           752

----------------

(1) Additions charged to other accounts consist of reserves of acquired businesses.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997 (the "1997 Proxy Statement") sets forth certain information with regard to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on
Form 10-K.


ITEM 11:  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 1997 Proxy Statement sets forth certain information (except for those sections captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph", which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1997 Proxy Statement sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" appearing in the 1997 Proxy Statement sets forth certain information with respect to the certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                     PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
            FORM 8-K

2)  LIST OF CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

The consolidated financial statement schedules listed below of Itron, Inc. as of and for the years ended December 31, 1996, 1995 and 1994 are included in this Form 10-K.


       Independent Auditors' Reports

       Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3)  EXHIBITS:

Exhibit
Number   Description of Exhibits

3.1      Restated Articles of Incorporation of the Registrant. (A) (Exhibit 3.1)

3.2      Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

4.1 Rights Agreement between the Registrant and Chemical Trust Company of California dated as of July 15, 1992. (A) (Exhibit 4.1)

10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto.* (D) (Exhibit 10.1)

10.2 Employment Agreement between the Registrant and Johnny M. Humphreys dated February 9, 1987, First Addendum dated November 22, 1988 and Second Addendum dated July 21, 1992 (A).* (Exhibit 10.2)

10.3     Form of Confidentiality Agreement normally entered into with employees.
         (A) (Exhibit 10.7)

10.4 Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25,1996.

10.5     1989 Restated Stock Option Plan. (C) (Exhibit 10.7) *

10.6 1992 Restated Stock Option Plan for Nonemployee Directors. (C) (Exhibit 10.8) *

10.7     Executive Deferred Compensation Plan. (A) * (Exhibit 10.12)

10.8 Form of Class A Warrant Certificates for shares of Common Stock of the Registrant dated from July 10, 1989 to March 5, 1992, together with schedule of holders. (C) (Exhibit 10.12)

10.9 Form of Class AA Warrant Certificates for shares of Common Stock of the Registrant dated June 30, 1992, together with schedule of holders. (C) (Exhibit 10.13)

10.10 Form of Indemnification Agreements between the Registrant and certain directors and officers. (D) (Exhibit 10.14)

10.11 Schedule of directors and officers who are parties to Indemnification Agreements (see Exhibit 10.10 hereto) with the Registrant.

10.12 Employment Agreement between the Registrant and Carl Robert Aron dated November 22, 1995. * (D) (Exhibit 10.15)

10.13 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (D) (Exhibit 10.16)

10.14 Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (B) (Exhibit 10.24).

10.15 Contract between the Registrant and Duquesne Light Company dated January 15, 1996. (DELTA)(D) (Exhibit 10.18)

10.16 Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995. (D) (Exhibit 10.19)

10.17 Loan Agreement between Itron, Inc. and Washington Trust Bank dated July 1, 1996, as amended January 15, 1997.

11       Computation of Earnings per Share.

21.1     Subsidiaries of the registrant

27.1     Financial Data Schedule

(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

(B) Incorporated by reference to designated exhibit included in the Company's 1993 Annual Report on Form 10-K filed on March 30, 1994.

(C) Incorporated by reference to designated exhibit included in the Company's 1994 Annual Report on Form 10-K filed on March 30, 1995.

(D) Incorporated by reference to designated exhibit included in the Company's 1995 Annual Report on Form 10-K filed on March 30, 1996.


*        Management contract or compensatory plan or arrangement.

(DELTA)  Confidential treatment requested for a portion of this agreement.


4)  REPORTS ON FORM 8-K:

         A current report on Form 8-K, dated October 3, 1996, was filed during the fourth quarter of 1996 to report the filing by the Company of a patent infringement action in the District Court for the District of Minnesota. See "Legal Proceedings."

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 26th day of February, 1997.

                                       ITRON, INC.

                                       By /s/ DAVID G. REMINGTON
                                         ----------------------------------
                                         Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 26th day of February, 1997.


       Signature                                Title
       ---------                                -----

/s/   PAUL A. REDMOND
----------------------------------
      Paul A. Redmond                  Chairman of the Board



/s/ JOHNNY M. HUMPHREYS
----------------------------------
    Johnny M. Humphreys                President, Chief Executive Officer and Director
                                              (Principal Executive Officer)


/s/ DAVID G. REMINGTON                 Chief Financial Officer (Principal Financial and
----------------------------------                     Accounting Officer)
    David G. Remington


/s/ MICHAEL B. BRACY
----------------------------------
    Michael B. Bracy                   Director


/s/   TED C. DEMERRITT
----------------------------------
      Ted C. DeMerritt                 Director


/s/    JON E. ELIASSEN
----------------------------------
       Jon E. Eliassen                 Director


/s/    MARY ANN PETERS
----------------------------------
       Mary Ann Peters                 Director


/s/   W. HUNTER SIMPSON
----------------------------------
      W. Hunter Simpson                Director



/s/    GRAHAM M. WILSON
----------------------------------
       Graham M. Wilson               Director


/s/     STUART E. WHITE
----------------------------------
        Stuart E. White              Director

                                 Exhibit Index

Exhibit
Number   Description of Exhibits                                                 Page
------   -----------------------                                                 ----
3.1      Restated Articles of Incorporation of the Registrant. (A) (Exhibit 3.1)

3.2      Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

4.1      Rights Agreement between the Registrant and Chemical Trust Company of
         California dated as of July 15, 1992. (A) (Exhibit 4.1)

10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto.* (D) (Exhibit 10.1)

10.2 Employment Agreement between the Registrant and Johnny M. Humphreys dated February 9, 1987, First Addendum dated November 22, 1988 and
         Second Addendum dated July 21, 1992 (A).* (Exhibit 10.2)

10.3     Form of Confidentiality Agreement normally entered into with employees.
         (A) (Exhibit 10.7)

10.4 Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996.

10.5     1989 Restated Stock Option Plan. (C) (Exhibit 10.7) *

10.6     1992 Restated Stock Option Plan for Nonemployee Directors. (C)
         (Exhibit 10.8) *

10.7     Executive Deferred Compensation Plan. (A) * (Exhibit 10.12)

10.8     Form of Class A Warrant Certificates for shares of Common Stock of the
         Registrant dated from July 10, 1989 to March 5, 1992, together with schedule of holders. (C) (Exhibit 10.12)

10.9     Form of Class AA Warrant Certificates for shares of Common Stock of the
         Registrant dated June 30, 1992, together with schedule of holders. (C)
         (Exhibit 10.13)

10.10 Form of Indemnification Agreement between the Registrant and certain directors and officers. (D) (Exhibit 10.14)

10.11    Schedule of directors and officers who are parties to Indemnification
         Agreements (see Exhibit 10.10 hereto) with the Registrant.

10.12    Employment Agreement between the Registrant and Carl Robert Aron dated
         November 22, 1995. * (D) (Exhibit 10.15)

10.13 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (D) (Exhibit 10.16)

10.14    Office Lease between the Registrant and Woodville Leasing Inc. dated
         October 4, 1993. (B) (Exhibit 10.24).

10.15    Contract between the Registrant and Duquesne Light Company dated
         January 15, 1996. (DELTA)(D) (Exhibit 10.18)

10.16    Purchase Agreement between the Registrant and Pentzer Development
         Corporation dated July 11, 1995. (D) (Exhibit 10.19)

10.17    Loan Agreement between Itron, Inc. and Washington Trust Bank dated July
         1, 1996, as amended January 15, 1997.

11       Computation of Earnings per Share.

21.1     Subsidiaries of the registrant

27.1     Financial Data Schedule

(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

(B) Incorporated by reference to designated exhibit included in the Company's 1993 Annual Report on Form 10-K filed on March 30, 1994.

(C) Incorporated by reference to designated exhibit included in the Company's 1994 Annual Report on Form 10-K filed on March 30, 1995.

(D) Incorporated by reference to designated exhibit included in the Company's 1995 Annual Report on Form 10-K filed on March 30, 1996.


*        Management contract or compensatory plan or arrangement.

(DELTA)  Confidential treatment requested for a portion of this agreement.