Form 10-Q
period 1997-03-31
ITRON INC /WA/
filed 1997-05-15
CIK 780571

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(mark one)
n  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR


o  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
                        For the transition period from to

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

     As of April 30, 1997, there were outstanding 13,445,768 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                                   ITRON, INC.


                                      INDEX


Part 1:  Financial Information                                            Page

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of
Operations.................................................................1

         Consolidated Balance
Sheets.....................................................................2

         Consolidated Statements of Cash
Flows......................................................................3

         Notes to Consolidated Financial
Statements.................................................................4

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of
Operations.................................................................5-7

Part 2:  Other Information

Item 1:  Legal
Proceedings................................................................8

Item 2(c): Changes in
Securities.................................................................8-9

Item 6:  Exhibits and Reports on Form
8-K........................................................................9

Signature..................................................................10

Exhibit 11 - Statement re Computation of Per Share
Earnings...................................................................11

                          Part 1: Financial Information

Item 1:  Financial Statements


                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited, in thousands, except per share data)


                                                                          Three months ended March 31,
                                                                                   1997              1996
                                                                           -------------     -------------

Revenues                                                                   $     40,583       $    48,052

Cost of revenues                                                                 26,964            26,550

Gross profit                                                                     13,619            21,502

Operating expenses
     Sales and marketing                                                          7,525             6,568
     Product development                                                          7,329             7,375
     General and administrative                                                   2,424             3,002
     Amortization of intangibles                                                    537               332
                                                                           -------------     -------------
     Total operating expenses                                                    17,815            17,277

Operating income (loss)                                                         (4,196)             4,225

Interest and other, net                                                         (1,063)               273
                                                                           -------------     -------------

Income (loss) before income taxes                                               (5,259)             4,498
Income tax (provision) benefit                                                    2,000           (1,470)
                                                                           -------------     -------------

Net income (loss)                                                          $    (3,259)       $     3,028
                                                                           =============     =============

Net income (loss) per share                                                $      (.24)       $       .21
                                                                           =============     =============


The accompanying notes are an integral part of these financial statements.

                                                  ITRON, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                           (Unaudited, in thousands)

                                                                                March 31,         December 31,
                                                                                 1997                 1996
                                                                           ---------------     ----------------

ASSETS
Current assets
     Cash and cash equivalents                                              $      18,922        $       2,243
     Accounts receivable, net                                                      36,862               44,376
     Inventories                                                                   30,568               33,837
     Deferred income tax benefit, net                                               6,169                4,171
     Other                                                                          4,868                6,116
                                                                           ---------------     ----------------
     Total current assets                                                          97,389               90,743

Property, plant and equipment, net                                                 80,242               71,349
Intangible assets, net                                                             22,495               23,344
Other                                                                               7,426                1,985
                                                                           ---------------     ----------------

     Total assets                                                           $     207,552       $      187,421
                                                                           ===============     ================

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
     Bank line of credit                                                    $       -             $     33,062
     Accounts payable and accrued expenses                                         19,188               20,671
     Wages and benefits payable                                                     4,148                4,004
     Deferred revenue                                                               6,622                6,767
                                                                           ---------------     ----------------
     Total current liabilities                                                     29,958               64,504

Noncurrent liabilities
     Mortgage notes payable                                                         6,440                6,440
     Subordinated notes payable, net                                               57,800                  -
     Warranty and other obligations                                                 2,124                2,255
                                                                           ---------------     ----------------
     Total noncurrent liabilities                                                  66,364                8,695

Shareholders' equity
     Common stock                                                                  98,968               98,686
     Retained earnings                                                             12,046               15,305
     Other                                                                            216                  231
                                                                           ---------------     ----------------
     Total shareholders' equity                                                   111,230              114,222
                                                                           ---------------     ----------------

     Total liabilities and shareholders' equity                             $     207,552       $      187,421
                                                                           ===============     ================







The accompanying notes are an integral part of these financial statements.

                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited, in thousands)

                                                                             Three months ended March 31,
                                                                                1997              1996
                                                                           -------------     -------------

OPERATING ACTIVITIES
Net income (loss)                                                          $    (3,259)       $     3,028
Noncash charges (credits) to income:
     Depreciation and amortization                                               3,774              2,200
     Deferred income taxes                                                      (1,994)               488
Changes in operating accounts:
     Accounts receivable                                                         7,514             (7,805)
     Inventories                                                                 3,269             (3,598)
     Accounts payable and accrued expenses                                      (1,483)               610
     Deferred revenue                                                             (145)            (1,714)
     Other, net                                                                 (3,939)            (1,526)
                                                                           -------------     -------------
     Cash provided (used) by operating activities                                3,737             (8,317)

INVESTING ACTIVITIES
Short-term investments                                                           -                 16,524
Acquisition of property, plant  and equipment                                   (2,894)            (6,767)
Equipment used in outsourcing                                                   (8,864)              (827)
Other, net                                                                         (73)              (101)
                                                                           -------------     -------------
     Cash provided (used) by investing activities                              (11,831)             8,829
                                                                           -------------     -------------

FINANCING ACTIVITIES
Change in bank line of credit, net                                             (33,062)              -
Borrowings under subordinated debt, net                                         57,800               -
Issuance of common stock                                                            52                941
Other, net                                                                         (17)
                                                                                                     (200)
                                                                           -------------     -------------
     Cash provided by financing activities                                      24,773                741
                                                                           -------------     -------------

Increase in cash and equivalents                                                 16,679             1,253

Cash and cash equivalents at beginning of period                                  2,243             6,473
                                                                           -------------     -------------

 Cash and cash equivalents at end of period                                $     18,922       $     7,726
                                                                           =============     =============



The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month period ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 5, 1997.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                          March 31,          December 31,
                                                                                  1997                  1996
                                                                           ---------------      ----------------
Material                                                                   $       20,353        $       22,687
Work in process                                                                     2,034                 1,570
Finished goods                                                                      7,711                 9,047
                                                                           ---------------      ----------------
Total manufacturing inventories                                                    30,098                33,304
Service                                                                               470                   533
                                                                           ---------------      ----------------
Total inventories                                                          $       30,568        $       33,837
                                                                           ===============      ================

Note 3:  New Accounting Standard

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share. This statement specifies the computation, presentation and disclosure requirements for earnings per share and requires presentation of basic and dilutive earnings per share by all entities that have common stock or potential common stock that trades in the public market. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company believes that the adoption of the Statement will not have a material effect on the financial statements of the Company.

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the major components of and changes in operating income for the quarter ended March 31, 1997:

                                                         Percentage of total revenue            Percentage
                                                        --------------------------------

Quarter ended March 31,                                          1997               1996            Change
------------------------------------------------------
                                                         -------------       ------------     -------------
Revenues
    AMR systems                                                   76%                78%             (17%)
    Handheld systems                                              24%                22%             (11%)
                                                         -------------       ------------
    Total revenues                                               100%               100%             (16%)

Gross profit                                                      34%                45%             (37%)

Operating expenses
    Sales and marketing                                           19%                14%               15%
    Product development                                           18%                15%                0%
    General and administrative                                     6%                 6%             (19%)
    Amortization of intangibles                                    1%                 1%               62%
                                                         -------------       ------------
    Total operating expenses                                      44%                36%                3%
                                                         -------------       ------------

Operating income (loss)                                         (10)%                 9%            (199)%
                                                         =============       ============

Revenues
     Total revenues for the Company decreased $7.5 million, or 16%, to $40.6 million in the first quarter of 1997 from $48.1 million in the comparable quarter in 1996.

AMR systems revenues were down $6.3 million, or 17%, in the current quarter from the first quarter of 1996. Although the Company shipped approximately 600,000 AMR meter modules in the first quarter of each 1997 and 1996, a much larger percentage of the 1997 shipments were for outsourcing installations instead of sales contracts. Revenue for outsourcing installations is recognized over time rather than upon shipment. Average selling prices changed little from the first quarter of 1996 to the first quarter of 1997 and did not have a material effect on total revenues. The Company expects that AMR revenues will grow in the future, however, growth depends on the timing and resolution of mergers and acquisitions in the utility industry, industry regulatory reform issues in the United States, development of international markets and various other factors.

The Company currently has three outsourcing contracts to provide meter reading services to utilities over 15 year periods. Revenues related to outsourcing contracts are shown as a component of AMR revenues and were $5.8 million in the first quarter of 1997 compared to $2.7 million in the first quarter of 1996. The majority of the increase in outsourcing revenues came from initial revenue recognition under the Company's outsourcing contract with the Duquesne Light Company (See "Description of Business -- Certain Risk Factors -- Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" in the Company's most recent Annual Report on Form 10-K). The Company recognizes revenue for outsourcing agreements using the cost-to-cost percentage-of-completion method of accounting for long-term contracts. Under this method, revenue is recognized as project costs are incurred. Revenue recognition in any given period is equal to: (a) the ratio of actual costs incurred during the period to total projected costs over the life of the contract; times (b) total revenue to be received over the life of the contract. Estimates of future costs will be reviewed periodically. To the extent actual revenues or actual costs, or the timing of those revenues or costs, differ from projected revenues and costs, outsourcing revenues and/or margins could be affected.
Handheld systems revenues were down $1.2 million, or 11%, in the current quarter from the same quarter in 1996 primarily due to lower domestic shipments. The first quarter of 1996 included initial shipments of the next generation Premierplus software systems. The Company expects that handheld systems revenues will continue to decline as a percentage of total revenues over time. Future handheld systems revenues are expected to be driven by sales to new customers internationally and by upgrade and replacement sales domestically.

Gross Profit
Gross margin of 34% for the current quarter was 11 percentage points less than gross margin of 45% in the same quarter in 1996, but only three percentage points lower than the fourth quarter of 1996. The decreased margin was caused by outsourcing revenues being a higher percentage of total revenues than in the past. Outsourcing revenues currently have a lower margin than historical AMR sales for a significant customer. Continued higher costs resulting from excess manufacturing capacity also contributed to the lower margin. In the future, the Company's gross margin may continue to be affected by excess manufacturing capacity costs and changes in revenue mix.

Operating Expenses
Sales and marketing expenses for the three months ended March 31, 1997 of $7.5 million increased $1.0 million, or 15%, from the first three months of 1996 and also increased from 14% to 19% of revenues. The higher expenses primarily resulted from consulting charges for the sales and marketing organization. The Company expects that sales and marketing expenses for the remainder of the year will be approximately the same as 1996 levels.

Product development expenses of $7.3 million in the current quarter were level with the first quarter one year ago. The Company expects that 1997 product development expenses will remain fairly level with 1996 and gradually begin to decrease as a percentage of revenues over the long term.

General and administrative expenses of $2.4 million decreased $578,000, or 19%, in the first quarter of 1997 from the first quarter of 1996, yet remained level as a percentage of total revenues. The decrease was due to several factors including UTS acquisition costs and legal and other expenses for outsourcing agreements in the 1996 quarter. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues in the foreseeable future.

Amortization of intangibles in the first quarter of 1997 increased $205,000, or 62%, over the same quarter of 1996, yet remained approximately level as a percentage of revenues. The increased expenses were due to amortization of patents and licenses acquired during 1996.

Interest and Other, Net
The Company had net interest expense for the three months ended March 31, 1997 of $1.1 million. Interest expense during the quarter has been reduced by $217,000 of capitalized interest related to outsourcing. Interest expense in the current quarter was caused primarily by borrowings under the Company's bank line of credit. The Company completed a $60 million private placement of 6 3/4% Convertible Subordinated Notes in March 1997 and used approximately $40 million of the net proceeds to pay down amounts outstanding under the bank line. In the first quarter of 1996 the Company generated net interest income of $273,000 from the investment of approximately $22 million in cash equivalents and short-term investments.

Income Taxes
The Company had an income tax benefit of 38% of pre-tax earnings for the first quarter of 1997 compared to an income tax provision of 33% for the same quarter in 1996. The first quarter 1996 effective tax rate was reduced due to tax exempt interest and excluded a tax provision for UTS earnings. UTS was acquired on March 25, 1996. Prior to the merger, UTS was taxed as an S corporation and no federal income tax was paid by the Company. To the extent pre-tax earnings, or the components of those earnings, differ from expectations, the effective tax rate for the year could change.

FINANCIAL CONDITION

Operating activities generated $3.7 million in cash during the first quarter of 1997 compared to consuming $8.3 million during the same quarter one year ago. The favorable turn in operating activities was caused to a large degree by reductions in inventory and accounts receivable balances during the first quarter of 1997 from year-end levels. Inventory levels have decreased since the Company implemented a "build to order" production schedule in the fourth quarter of 1996. During the first three quarters of 1996 the Company was operating under a "build to expectation" production schedule. The Company collected a large portion of an unbilled account receivable during the current quarter. Accounts receivable balances grew in the 1996 quarter due to unusually large unbilled receivables balances for a single customer. The Company's long-term contracts receivable balance increased $5.4 million during the 1997 quarter. Long-term contracts receivable will continue to grow for the remainder of the year as revenue for the Company's outsourcing agreements is recognized in advance of cash receipts.

Investing activities consumed $11.8 million in the first three months of 1997 compared to generating $8.8 million in the comparable period in 1996. The Company generated cash in the 1996 quarter by liquidating $16.5 million in short-term investments. Cash was used in the current quarter to fund $2.9 million of property and equipment acquisitions and $8.9 million of product costs for the Company's outsourcing installations. In the first quarter of 1996 the Company invested $6.8 million, the majority of which was for additional equipment at both of the Company's manufacturing locations and $827,000 of which was for product costs related to outsourcing installations. Itron anticipates spending approximately the same amount on outsourcing equipment in 1997 as it did in 1996. Property and equipment additions for the Company are expected to be approximately one-half of the 1996 level.

Financing activities in the first quarter of 1997 provided $24.8 million. The Company generated cash from the $60 million convertible subordinated note offering in March 1997. Net proceeds from the offering of $57.8 million were used to pay off the Company's bank line of credit and fund operations. The remainder of the proceeds is invested in short-term cash equivalents. The Company generated $741,000 in cash in the comparable quarter in 1996 from the exercise of stock options. Dividends paid to UTS shareholders in 1996 were distributions prior to the acquisition.

Existing sources of liquidity at March 31, 1997 include approximately $18.9 million of existing cash and cash equivalents and $75 million of available borrowings under the Company's bank line of credit agreement. Itron expects to have substantial cash requirements during the year for outsourcing installations and intends to seek project financing for future outsourcing agreements. The Company believes that existing cash and available borrowings are sufficient to fund operations for the remainder of 1997 and into 1998.

Certain Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include, but are not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in the utility regulatory environment, delays or difficulties in introducing new products, increased competition and various other matters, many of which are beyond the Company's control. These and other risks are described in more detail in "Description of Business -- Certain Risk Factors" in the Company's most recent Annual Report on Form 10-K, and such description is hereby incorporated herein by reference. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            Part 2: Other Information

Item 1:  Legal Proceedings

On April 29, 1997, Itron was served with a complaint for patent infringement by CellNet in the United States District Court for the Northern District of California. Itron's management has reviewed the complaint and believes it to be without merit. The patent in question was issued in 1988. Itron's management is unaware of any previous assertion by CellNet of any claim of patent infringement by Itron. Itron intends to vigorously defend this suit. The complaint seeks injunctive relief as well as monetary damages, costs and attorneys' fees.

Item 2(c):  Changes in Securities

On March 18, 1997 and April 15, 1997, Itron sold $63,400,000 aggregate principal amount of 6-3/4% Convertible Subordinated Notes due 2004 (the "Notes"). The Notes mature on March 31, 2004. Interest on the Notes is payable in cash semiannually on March 31 and September 30 of each year, commencing on September 30, 1997. The Notes are convertible, in whole or in part, into shares of Common Stock of Itron at a conversion price of $23.70 per share (equivalent to a conversion rate of 42.194 shares per $1,000 principal amount of Notes) at any time at the option of the holder beginning 60 days following the closing of the offering (i.e. May 17, 1997), subject to adjustment in certain circumstances.

The Notes are redeemable, in whole or in part, at the option of the Company on or after April 4, 2000 at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on April 4 of the years set forth below:

Year                             Percentage
2000                             103.375%
2001                             102.250%
2002                             101.125%

Thereafter the Notes are redeemable at 100% of the principal amount thereof, in each case together with accrued and unpaid interest to (but not including) the redemption date.


If a "Change in Control" (as defined in the Indenture for the Notes) of the Company were to occur, each holder of Notes would be entitled to require the Company to purchase its Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase. No sinking fund is provided for the Notes, which are general unsecured obligations of the Company. The payment of the principal and premium, if any, and interest on the Notes will, to the extent set forth in the Indenture, be subordinated in right of payment to the prior payment in full of all "Senior Indebtedness" (as defined in the Indenture for the Notes) of the Company and effectively subordinated in right of payment to the prior payment in full of all indebtedness and other liabilities of the Company's subsidiaries. The Indenture does not restrict the Company's ability to incur Senior Indebtedness.

The Notes were sold by the Company to Credit Suisse First Boston Corporation and Hambrecht & Quist LLC, as initial purchasers (together, the "Initial Purchasers"), in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Purchase Agreement between the Company and the Initial Purchasers dated March 12, 1997. The consideration received by the Initial Purchasers was 3% of the aggregate offering price of $63,400,000, or $1,902,000. Of the total amount of Notes sold, $3,400,000 aggregate principal amount was sold to the Initial Purchasers pursuant to an over-allotment option.

The Company has been advised that the Initial Purchasers subsequently resold the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act and outside of the United States in offshore transactions to investors in reliance on Regulation S under the Securities Act. Of the total amount of Notes sold, $59,050,000 were sold under Rule 144A and $4,350,000 were sold in reliance on the exemption from registration provided by Regulation S.

The Company has agreed pursuant to a Registration Rights Agreement to (i) file a Shelf Registration Statement with respect to the Notes and the Common Stock issuable upon the conversion thereof within 90 days following the first date of initial issuance of the Notes, (ii) to use its best efforts to cause the Shelf Registration Statement to be declared effective within 120 days after the first date of initial issuance of the Notes, and (iii) keep the Shelf Registration Statement effective after its effective date for as long as shall be required under Rule 144(k) under the Securities Act or any successor rule or regulation thereto. Upon the failure by the Company to comply with these obligations, interest payable on the Notes will be increased by 50 basis points.

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 11 - Statement re Computation of Earnings per Share

b)       Reports on Form 8-K

         One report on Form 8-K, dated March 18, 1997, was filed during the quarter ended March 31, 1997, pursuant to Items 7 and 9 of that form. The report related to the offering of convertible subordinated notes.

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


Date:  May 14, 1997