Form 10-Q
period 1997-06-30
ITRON INC /WA/
filed 1997-08-13
CIK 780571

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(mark  one)
--X--- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR


------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  (NO FEE REQUIRED)


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

     As of July 31, 1997, there were outstanding 14,460,304 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                   ITRON, INC.


                                      INDEX


Part 1: Financial Information
        Page

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of
Operations.....................................................................1

         Consolidated Balance
Sheets.........................................................................2

         Consolidated Statements of Cash
Flows..........................................................................3

         Notes to Consolidated Financial
Statements...................................................................4-5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of
Operations...................................................................6-9

Part 2:  Other Information

Item 1:  Legal
Proceedings...................................................................10

Item 4:  Submission of Matters to a Vote of Security Holders..................10

Item 6:  Exhibits and Reports on Form
8-K...........................................................................11

Signature.....................................................................12

Exhibit 11 - Statement re Computation of Per Share
Earnings......................................................................13

                              Part 1: Financial Information

Item 1:  Financial Statements

                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited, in thousands, except per share data)

                                               Three months ended June 30,    Six months ended June 30,

                                                 1997            1996                1997            1996
                                             --------------  -------------       -------------   -------------
Revenues
      AMR systems                                 $ 32,644       $ 35,006            $ 57,904        $ 69,605
      Handheld systems                              13,465         13,102              23,025          23,860
      Outsourcing services                           6,623             87              12,386           2,782
                                             --------------  -------------       -------------   -------------
      Total revenues                                52,732         48,195              93,315          96,247
Cost of sales and services
      AMR systems                                   19,699         20,444              34,853          38,499
      Handheld systems                               9,101          6,699              16,070          13,273
      Outsourcing services                           4,641             58               9,482           1,979
                                             --------------  -------------       -------------   -------------
      Total costs of sales and services             33,441         27,201              60,405          53,751
                                             --------------  -------------       -------------   -------------

Gross profit                                        19,291         20,994              32,910          42,496

Operating expenses
   Sales and marketing                               7,060          6,594              14,585          13,162
   Product development                               8,073          7,686              15,402          15,061
   General and administrative                        3,277          2,446               5,701           5,448
   Amortization of intangibles                         540            362               1,077             694
                                             --------------  -------------       -------------   -------------
   Total operating expenses                         18,950         17,088              36,765          34,365
                                             --------------  -------------       -------------   -------------

Operating income (loss)                                341          3,906             (3,855)           8,131
Interest and other, net                            (1,326)              9             (2,389)             282
                                             --------------  -------------       -------------   -------------

Income (loss) before income taxes                    (985)          3,915             (6,244)           8,413
Benefit (provision) for income taxes                   310        (1,560)               2,310         (3,030)
                                             --------------  -------------       -------------   -------------

Net income (loss)                               $    (675)      $   2,355           $ (3,934)       $   5,383
                                             ==============  =============       =============   =============

Net income (loss) per share                     $   (0.05)     $     0.17          $   (0.28)      $     0.38
                                             ==============  =============       =============   =============



The accompanying notes are an integral part of these financial statements.



                                                  ITRON, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                           (Unaudited, in thousands)

                                                                      June 30,                December 31,
                                                                        1997                      1996
                                                                   ---------------         -------------------

Assets
Current assets
   Cash and cash equivalents                                           $   20,364             $         2,243
   Accounts receivable, net                                                38,183                      44,376
   Inventories                                                             29,498                      33,837
   Deferred income taxes, net                                               6,483                       4,171
   Other                                                                    3,854                       6,116
                                                                   ---------------         -------------------
   Total current assets                                                    98,382                      90,743
                                                                   ---------------         -------------------

Property and equipment, net                                                51,213                      51,699
Equipment used in outsourcing, net                                         32,948                      19,650
Intangible assets, net                                                     21,696                      23,344
Long-term contracts receivable                                             10,662                       1,187
Other                                                                         754                         798
                                                                   ---------------         -------------------

Total assets                                                            $ 215,655               $     187,421
                                                                   ===============         ===================

Liabilities and shareholders' equity
Current liabilities
   Bank line of credit                                                  $    -                $        33,062
   Accounts payable and accrued expenses                                   25,389                      24,675
   Deferred revenue                                                         5,951                       6,767
                                                                   ---------------         -------------------
   Total current liabilities                                               31,340                      64,504
                                                                   ---------------         -------------------

Noncurrent liabilities
   Mortgage notes payable                                                   6,440                       6,440
   Subordinated notes payable                                              61,238                         -
   Project financing                                                          831                         -
   Warranty and other obligations                                           1,973                       2,255
                                                                   ---------------         -------------------
   Total noncurrent liabilities                                            70,482                       8,695
                                                                   ---------------         -------------------

Shareholders' equity
   Common stock                                                           102,504                      98,686
   Retained earnings                                                       11,371                      15,305
   Other                                                                     (42)                         231
                                                                   ---------------         -------------------
   Total shareholders' equity                                             113,833                     114,222
                                                                   ---------------         -------------------

Total liabilities and shareholders' equity                              $ 215,655               $     187,421
                                                                   ===============         ===================

The accompanying notes are an integral part of these financial statements.



                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited, in thousands)

                                                                              Six months ended June 30,
                                                                                 1997              1996
                                                                           -------------     -------------

OPERATING ACTIVITIES
Net income (loss)                                                          $    (3,934)       $     5,383
Noncash charges (credits) to income:
     Depreciation and amortization                                                8,101             4,676
     Deferred income taxes                                                       (2,300)            1,106
Changes in operating accounts:
     Accounts receivable                                                          6,193            (9,166)
     Inventories                                                                  4,339           (10,153)
     Accounts payable and accrued expenses                                         (106)            5,663
     Long-term contracts receivable                                              (9,475)           (4,844)
     Deferred revenue                                                              (816)             (520)
     Other, net                                                                  (2,836)           (3,144)
                                                                           -------------     -------------
     Cash provided (used) by operating activities                                 4,838           (10,999)

INVESTING ACTIVITIES
Short-term investments                                                             -               25,074
Acquisition of property, plant  and equipment                                    (5,452)          (15,453)
Equipment used in outsourcing                                                   (16,677)           (2,036)
Proceeds from sale of outsourcing equipment                                       3,035                 -
Other, net                                                                          (74)           (3,642)
                                                                           -------------     -------------
     Cash provided (used) by investing activities                               (19,168)            3,943
                                                                           -------------     -------------

FINANCING ACTIVITIES
Change in bank line of credit, net                                              (33,062)            3,162
Mortgage notes payable                                                            -                   840
Borrowings under subordinated debt, net                                          61,238                 -
Project financing                                                                   831                 -
Issuance of common stock                                                          3,480             2,709
Other, net                                                                          (36)             (237)
                                                                           -------------     -------------
     Cash provided by financing activities                                       32,451             6,474
                                                                           -------------     -------------

Increase in cash and equivalents                                                 18,121              (582)

Cash and cash equivalents at beginning of period                                  2,243             6,473
                                                                           -------------     -------------

Cash and cash equivalents at end of period                                 $     20,364       $     5,891
                                                                           =============     =============









The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and six month periods ended June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 5, 1997.

The Company reports revenue in three categories: AMR (automatic meter reading) systems, Handheld Systems (EMR or electronic meter reading), and Outsourcing. AMR and Handheld Systems revenues include all product and other revenue associated with each business segment. Outsourcing includes revenues for contracts under which the Company may install, own, and operate an AMR system to provide meter reading and advanced communications services over a period of time, typically 15 years.

The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                               June 30,          December 31,
                                                                                      1997                 1996
                                                                            -------------------     ----------------

Material                                                                      $        17,315         $     22,687
Work in process                                                                         2,803                1,570
Finished goods                                                                          8,595                9,047
                                                                           -------------------     ----------------
Total manufacturing inventories                                                        28,713               33,304
Service                                                                                   785                  533
                                                                           -------------------     ----------------
Total inventories                                                             $        29,498          $    33,837
                                                                           ===================     ================

Note 3:  Acquisition

On May 2, 1997, Itron, Inc., acquired Design Concepts, Inc. ("DCI"), through a merger of DCI with a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated April 30, 1997, (the "Merger Agreement") the Company issued 759,297 shares of unregistered Itron common stock to the shareholders of DCI in exchange for all outstanding shares of DCI. Pursuant to the Merger Agreement, certificates representing 75,930 of the shares issued in the Merger were placed in Escrow and are available to compensate Itron for any losses incurred by reason of any breach by DCI of the Merger Agreement. The Escrow terminates on May 2, 1998, at which time any shares not subject to a disputed claim will be released to the DCI shareholders.

The Merger was accounted for as a pooling-of-interests transaction. In a pooling-of-interests transaction all financial statements typically are restated for prior periods. Because the DCI results of operations and financial position are immaterial to the Company's statement of operations and balance sheet for prior periods, the accompanying statements have not been restated for the acquisition for prior periods. The Company's financial statements for the quarter ended June 30, 1997, do, however, include the year to date results of operations and financial position for DCI.

Note 4:  New Accounting Standards

In June 1997, the Financial Accounting Standard Board issued Statement No. 130, Reporting Comprehensive Income. This statement requires than an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of the Statement will not have a material effect on the financial statements or disclosures of the Company.

In June 1997, the Financial Accounting Standard Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that a public business report financial and descriptive information about its reportable operating segments. The Statement is effective for financial statement for period beginning after December 15, 1997. The Company believes that the adoption of the Statement will not have a material effect on the financial statements or disclosures of the Company.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

The following table summarizes the major components of and changes in operating income for the quarter ended June 30, 1997:

                                                         Percentage of Total Revenue
                                                         --------------------------------        Percentage
Six months ended June 30,                                        1997               1996             Change
------------------------------------------------------   -------------       ------------     --------------

Revenues
    AMR systems                                                   62%                72%              (17%)
    Handheld systems                                              25%                25%               (4%)
    Outsourcing                                                   13%                 3%               345%
                                                         -------------       ------------
    Total revenues                                               100%               100%               (3%)

Cost of sales and services
    AMR systems                                                   60%                55%              (10%)
    Handheld systems                                              70%                56%                21%
    Outsourcing                                                   77%                71%               379%
                                                         -------------       ------------
    Total cost of sales and services                              65%                56%                12%
                                                         -------------       ------------

Gross profit                                                      35%                44%              (23%)

Operating expenses
    Sales and marketing                                           16%                14%                11%
    Product development                                           16%                15%                 2%
    General and administrative                                     6%                 6%                 5%
    Amortization of intangibles                                    1%                 1%                55%
                                                         -------------       ------------
    Total operating expenses                                      39%                36%                 7%
                                                         -------------
                                                                             ------------

Operating income (loss)                                          (4%)                 8%             (147)%
                                                         =============       ============

Revenues
The Company's total revenues increased $4.5 million, or 9%, to $52.7 million in the second quarter of 1997 from $48.2 million in the second quarter in 1996. For the six month period ended June 30, 1997, total revenues were $93.3 million compared to $96.2 million in the same period one year ago.

AMR systems revenues for the three month and six month periods ended June 30, 1997, were $2.4 million and $11.7 million, respectively, less than the 1996 periods. Although the Company shipped approximately 1.3 million meter modules in each of the comparative six month periods, a larger portion of 1997 shipments were for outsourcing installations instead of shipments under sales contracts, which caused AMR sales revenues to decline. Although average selling prices decreased somewhat in the current quarter from the same period one year ago, the effect was not material. Lower meter module sales revenues were partly offset by initial sales of power billing software products in the 1997 quarter. The Company expects that AMR sales will grow in the future. However, much of the expected growth is dependent on the timing and resolution of mergers and acquisitions in the utility industry, industry regulatory reform issues in the United States, development of international markets, and various other factors.

Handheld Systems revenues increased $363,000, or 3%, in the current quarter from the same quarter in 1996 primarily due to increased international shipments to a South Korean utility. On a year to date basis, Handheld Systems revenues of $23.0 million were $835,000, or 4%, lower than the year to date period ended June 30, 1996. The lower 1997 revenues were mainly due to decreased software revenue, the 1996 period included revenue from the release of a new EMR software product. The Company expects that Handheld Systems revenues may decline as a percentage of total revenues over time as utilities adopt more advanced meter reading technologies. The Company expects future Handheld Systems revenues to be driven by sales to new customers internationally and by upgrade and replacement sales domestically.

Outsourcing revenues were $6.6 million and $12.4 million for the three and six month periods ended June 30, 1997, respectively, compared to $87,000 and $2.8 million in the same periods in 1996. The majority of the current year outsourcing revenues were derived from the Company's largest outsourcing contract with the Duquesne Light Company. (See "Description of Business -- Certain Risk Factors -- Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" in the Company's most recent Annual Report on Form 10-K.) The Company had additional outsourcing revenue of approximately $700,000 in the 1997 periods from a customer exercising its option to convert its outsourcing contract with the Company to a sale. The Company currently has two outsourcing contracts from which it is generating revenue. Outsourcing revenues are expected to stay at the higher levels experienced in the current periods through the remainder of the year. The Company recognizes revenue for outsourcing agreements using the percentage-of-completion method of accounting for long-term contracts. Under this method, revenue is recognized as project costs are incurred. Revenue recognition in any given period is equal to: (a) the ratio of actual costs incurred during the period to total projected costs over the life of the contract; multiplied by (b) total revenue to be received over the life of the contract. Estimates of future costs will be reviewed periodically. To the extent actual revenues or actual costs, or the timing of those revenues or costs, differ from projected revenues and costs, outsourcing revenues and/or margins could be affected.

Gross Profit
Overall gross profit was 37% of revenues for the current quarter and 35% for the six month period ended June 30, 1997, compared to gross profit of 44% for each of the same periods in 1996. The lower profit margins result from continued excess manufacturing capacity and a higher portion of lower margin outsourcing and international business.

AMR gross profit margins for the year to date 1997 period were 40% of AMR systems sales as compared to 42% in 1996. This margin decline is primarily the result of excess AMR manufacturing capacity. The Company is currently operating at approximately 50% of capacity for meter modules. Additionally, higher gross margins from power billing product sales in the 1997 quarter were offset by a non-recurring rework accrual concerning a single model of the Company's meter modules.

Handheld systems gross profit has declined from 44% of revenues in the 1996 six month period to 30% of revenues in the 1997 six month period, mostly as a result of a shift in mix to international sales. International handheld sales have historically been at lower margins than domestic due to volume pricing and lower software content. In addition, replacement and upgrade business, which now comprises a significant amount of the Company's domestic handheld systems business, has traditionally been discounted from standard pricing.

Outsourcing gross profit was 23% and 29% of revenues for the six month periods ended June 30, 1997 and 1996, respectively. A large portion of the outsourcing business results from a contract with Duquesne Light Company. This contract is the Company's first, large scale, fixed network installation and consequently has higher estimated costs. Outsourcing gross profit in the second quarter of 1997 had a one-time benefit from a customer's decision to convert its outsourcing contract to a system purchase.

The Company's overall gross profit may be affected in the future by competitive pricing pressure, the ability to utilize existing manufacturing capacity, the risks inherent in cost estimation for outsourcing contracts, and other factors.

Operating Expenses
Sales and marketing expenses of $7.1 million for the three month period ended June 30, 1997, increased 7% from the comparable period in 1996 but remained level as a percentage of revenue at 14%. For the year to date period ended June 30, 1997, sales and marketing expenses were $14.6 million compared to $13.2 million for the same period in 1996, reflecting an 11% increase. The higher expenses primarily resulted from consulting charges for the sales and marketing organization along with increased commission, bonus and profit sharing expenses. The Company expects that sales and marketing expenses will remain at approximately 13% to 14% of total revenues for the remainder of the year.

Product development expenses of $8.1 million in the current quarter increased $387,000, or 5%, over the comparable quarter ended June 30, 1996, but decreased as a percentage of revenues from 16% to 15%. For the year to date period ended June 30, 1997, product development expenses of $15.4 million were up slightly from $15.1 million in the same period in 1996. The increases for both the quarter and year to date periods were primarily the result of the DCI acquisition. The Company expects that 1997 product development expenses will remain at approximately 15% to 16% of total revenues for the remainder of the year.

General and administrative expenses of $3.3 million in the second three months of 1997 increased $831,000, or 34%, over the second quarter of 1996, and increased as a percentage of total revenues from 5% to 6%. For the year to date periods, general and administrative expenses increased $253,000, or 5%, yet remained level as a percentage of revenues. The increase for both the quarter and year to date periods were due to several factors including DCI acquisition costs and administrative expenses, and bonus and profit sharing expenses. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues in the foreseeable future.

Amortization of intangibles increased $178,000 and $383,000 in the three and six month periods, respectively, ended June 30, 1997, over the same periods in 1996, yet remained at 1% of total revenues. The increased expenses were due to amortization of patents and licenses acquired during the last half of 1996.

Interest and Other, Net
The Company had net interest and other expense of $1.3 million and $2.4 million for second quarter and year to date periods of 1997, respectively. Interest expense during the quarter and year to date periods was reduced by $190,000 and $407,000, respectively, from capitalized interest related to outsourcing installations. Interest expense in the 1997 periods was caused primarily by borrowings under the Company's bank line of credit and 6 3/4% Convertible Subordinated Notes. The Company completed a $63.4 million (including over-allotment option) private placement of the Notes in March and April of 1997. In the 1996 periods, the Company generated net interest income of $9,000 and $282,000, respectively, from the investment of cash equivalents and short-term investments.

Income Taxes
The Company had an income tax benefit of 37% of pre-tax earnings for the six months ended 1997 compared to an income tax provision of 36% for the same period in 1996. To the extent pre-tax earnings, or the components of those earnings, differ from expectations, the effective tax rate for the year could change from the current year-to-date rate.



FINANCIAL CONDITION

Operating activities generated $4.8 million in cash during the first six months of 1997. Operating activities consumed $11.0 million during the same six month period one year ago. The favorable turn in operating activities was caused to a large degree by reductions in inventory and accounts receivable balances during 1997 from year-end levels. Inventory levels have steadily decreased since the Company implemented a "build to order" production schedule in the fourth quarter of 1996. During the first three quarters of 1996, the Company was operating under a "build to expectation" production schedule. The Company collected a large portion of an unbilled account receivable from one customer during the six months ended June 30, 1997. Accounts receivable balances grew in the 1996 period due to unusually large unbilled receivables balances for a single customer. The Company's long-term contracts receivable balance, which represents the amount of outsourcing revenues earned but not yet billed, increased $9.5 million during the 1997 period. Long-term unbilled contracts receivable are expected to be approximately double the current level by year end.

Investing  activities  consumed  $19.2  million in the first six months of 1997.
Investing activities generated $3.9 million in the comparable period in 1996. The Company generated cash in the 1996 period by liquidating $25.1 million in short-term investments. Cash was used in the current six months to fund $5.5 million of property and equipment additions and $16.7 million of product costs for the Company's outsourcing installations. In the first six months of 1996, the Company invested $15.5 million in property and equipment, the majority of which was for additional equipment to expand production capacity at both of the Company's principal manufacturing locations. An additional $2.0 million for product costs related to outsourcing installations was also invested in the 1996 period. Itron anticipates spending somewhat more on outsourcing equipment in 1997 than it did in 1996. Property and equipment additions for the Company are expected to be substantially less than the 1996 level.

Financing activities in the first six months of 1997 provided $32.5 million in cash. During the quarter the Company successfully closed an $8 million, long-term, fixed rate project financing facility for an outsourcing agreement and received $831,000 of the funds. Additionally, the Company generated $61.2 million in cash from the Convertible Subordinated Note offering in March and April of 1997. The net proceeds from the offering were used to pay off the Company's bank line of credit and fund operations. The remainder of the proceeds is invested in short-term cash equivalents. The Company generated $6.5 million in cash in the comparable six months of 1996 from the exercise of stock options and borrowings under the Company's bank line of credit.

Existing sources of liquidity at June 30, 1997, include approximately $20.4 million of existing cash and cash equivalents and $50 million of available borrowings under the Company's bank line of credit agreement which expires on October 31, 1997, at which time it is expected to be renewed. Itron expects to have cash requirements during the year for existing outsourcing installations and intends to seek project financing for future outsourcing agreements. The Company believes that existing cash and available borrowings are sufficient to fund operations for the remainder of 1997 and into 1998.

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

                            Part 2: Other Information

Item 1:  Legal Proceedings

On October 3, 1996, Itron filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota, alleging that CellNet is infringing on the Company's United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data
Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. The discovery phase of this lawsuit has commenced. There can be no assurance that the Company will prevail in this action or, even if it does prevail, that the legal costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's financial condition.

On April 29, 1997, Itron was served by CellNet with a complaint alleging patent infringement. The suit is pending in the United States District Court for the Northern District of California. Itron's management has reviewed the complaint and believes it to be without merit. The patent in question was issued in 1988. Itron's management is unaware of any previous assertion by CellNet of any claim of patent infringement by Itron. Itron intends to vigorously defend this suit. The complaint seeks injunctive relief as well as monetary damages, costs and attorneys' fees.

On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark
G. Epstein, on his own behalf and alleged to be on behalf of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network automatic meter reading ("AMR") system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed network AMR system. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On July 28, 1997, the Company and Mr. Humphreys filed a motion to dismiss the complaint for failure to state a proper claim for relief for securities fraud. The Company continues to believe it has good defenses to the claims alleged and intends to defend itself vigorously in this action.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 29, 1997. Four directors were elected at the meeting, S. Edward White, whose term is for two years, and Michael B. Bracy, Graham M. Wilson and Mary Ann Peters, all of whose terms are for three years. Johnny M. Humphreys, Paul A. Redmond, Ted C. DeMerritt and Jon E. Eliassen continued their terms as Directors. The following summarizes all matters voted on at the meeting:

Item 1.  Election of Directors:
Nominee                                    In Favor            Withheld
--------------------------------  ------------------  ------------------
S. Edward White                          11,412,376              61,301
Michael B. Bracy                         11,411,988              61,689
Graham M. Wilson                         11,213,753             259,924
Mary Ann Peters                          11,409,138              61,539

Item 2.  Amendment of the Company's 1989 Restated Stock Option Plan:
           For            Against             Abstain         Broker Non-Votes
---------------  -----------------   -----------------   ----------------------
     5,735,269          1,902,883           27,262                3,808,263

Item 3.  Ratify Deloitte & Touche LLP as Independent Auditors:
           For            Against             Abstain         Broker Non-Votes
---------------  -----------------   -----------------   ----------------------
    11,466,344               2,345               4,988                 -

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         One report on Form 8-K, dated May 2, 1997, was filed during the quarter ended June 30, 1997, pursuant to Items 5 and 7 of that form. The report related to the acquisition of DCI by the Company.

         One report on Form 8-K, dated May 29, 1997, was filed during the quarter ended June 30, 1997, pursuant to Items 5 and 7 of that form. The report related to the class action lawsuit filed against the Company.

                                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ITRON, INC.
                                  (Registrant)



                                     By:       /s/ DAVID G. REMINGTON
                                               -----------------------
                                               David G. Remington
                                               Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)


Date:  August 13, 1997