Form 10-Q
period 1997-09-30
ITRON INC /WA/
filed 1997-11-14
CIK 780571

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(mark one)
___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR


 X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     As of October 31, 1997, there were outstanding 14,600,037 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


===============================================================================

                                   ITRON, INC.


                                      INDEX


Part 1:  Financial Information                                            Page

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Operations..............................1

         Consolidated Balance Sheets........................................2

         Consolidated Statements of Cash Flows..............................3

         Notes to Consolidated Financial Statements.........................4

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................5-8

Part 2:  Other Information

Item 1:  Legal Proceedings..................................................9

Item 6:  Exhibits and Reports on Form 8-K...................................10

Signature...................................................................11

Exhibit 11 - Statement re Computation of Per Share
Earnings....................................................................12

                          Part 1: Financial Information

Item 1:  Financial Statements


                                                            ITRON, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited, in thousands, except per share data)


                                              Three months ended Sept. 30,          Nine months ended Sept.30,
                                                 1997            1996                1997            1996
                                             --------------  --------------      -------------   --------------
Revenues
   AMR systems                                     $38,751         $28,195            $96,655          $97,800
   Handheld systems                                 12,689          10,406             35,714           34,266
   Outsourcing                                       6,987             142             19,373            2,924
                                             --------------  --------------      -------------   --------------
   Total revenues                                   58,427          38,743            151,742          134,990
Cost of sales and services
   AMR systems                                      21,522          17,951             56,375           56,450
   Handheld systems                                  9,322           6,153             25,392           19,426
   Outsourcing                                       5,483              73             14,965            2,052
                                             --------------  --------------      -------------   --------------
   Total cost of sales and services                 36,327          24,177             96,732           77,928
                                             --------------  --------------      -------------   --------------

Gross profit                                        22,100          14,566             55,010           57,062

Operating expenses
   Sales and marketing                               6,800           7,511             21,385           20,673
   Product development                               8,079          10,351             23,481           25,412
   General and administrative                        2,867           2,705              8,568            8,153
   Amortization of intangibles                         534             392              1,611            1,086
                                             --------------  --------------      -------------   --------------
   Total operating expenses                         18,280          20,959             55,045           55,324
                                             --------------  --------------      -------------   --------------

Operating income (loss)                              3,820         (6,393)               (35)            1,738
Interest and other, net                            (1,172)           (283)            (3,561)              (1)
                                             --------------  --------------      -------------   --------------

Income (loss) before income taxes                    2,648         (6,676)            (3,596)            1,737
Benefit (provision) for income taxes               (1,005)           2,130              1,305            (900)
                                             --------------  --------------      -------------   --------------

Net income (loss)                                 $  1,643       $ (4,546)           $(2,291)        $     837
                                             ==============  ==============      =============   ==============

Net income (loss) per share                       $   0.11       $  (0.34)          $  (0.16)        $    0.06
                                             ==============  ==============      =============   ==============

The accompanying notes are an integral part of these financial statements.


                                                     ITRON, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                              (Unaudited, in thousands)

                                                                       September 30,               December 31,
                                                                           1997                       1996
                                                                   -------------------         ------------------
Assets

Current assets
   Cash and cash equivalents                                             $       5,036               $      2,243
   Accounts receivable, net                                                     51,852                     44,376
   Inventories                                                                  31,380                     33,837
   Deferred income taxes, net                                                    5,478                      4,171
   Other                                                                         2,815                      6,116
                                                                    -------------------         ------------------
   Total current assets                                                         96,561                     90,743
                                                                    -------------------         ------------------

Property and equipment, net                                                     50,060                     51,699
Equipment used in outsourcing, net                                              38,210                     19,650
Intangible assets, net                                                          21,000                     23,344
Long-term contracts receivable                                                  16,833                      1,187
Other                                                                            1,707                        798
                                                                    -------------------         ------------------

Total assets                                                              $    224,371                $   187,421
                                                                    ===================         ==================

Liabilities and shareholders' equity
Current liabilities
   Bank line of credit                                                $              -               $     33,062
   Accounts payable and accrued expenses                                        31,182                     24,675
   Deferred revenue                                                              5,960                      6,767
                                                                    -------------------         ------------------
   Total current liabilities                                                    37,142                     64,504
                                                                    -------------------         ------------------

Mortgage notes payable                                                           6,440                      6,440
Subordinated notes payable                                                      61,357                          -
Project financing                                                                1,486                          -
Warranty and other obligations                                                   1,398                      2,255
                                                                    -------------------         ------------------
   Total noncurrent liabilities                                                 70,681                      8,695
                                                                    -------------------         ------------------

Shareholders' equity
   Common stock                                                                103,433                     98,686
   Retained earnings                                                            13,014                     15,305
   Other                                                                           101                        231
                                                                    -------------------         ------------------
   Total shareholders' equity                                                  116,548                    114,222
                                                                    -------------------         ------------------

Total liabilities and shareholders' equity                                $    224,371                $   187,421
                                                                    ===================         ==================



The accompanying notes are an integral part of these financial statements.

                                                    ITRON, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited, in thousands)

                                                                             Nine months ended Sept. 30,
                                                                                 1997              1996
                                                                           -------------     -------------
OPERATING ACTIVITIES
Net income (loss)                                                          $    (2,291)      $        837
Noncash charges (credits) to income:
     Depreciation and amortization                                               12,887             7,450
     Deferred income taxes                                                      (1,288)           (1,204)
Changes in operating accounts:
     Accounts receivable                                                        (7,476)           (6,836)
     Inventories                                                                  2,457          (19,899)
     Accounts payable and accrued expenses                                        2,734             2,899
     Long-term contracts receivable                                            (15,646)             (586)
     Deferred revenue                                                             (807)           (4,234)
     Other, net                                                                   6,177           (2,072)
                                                                           -------------     -------------
     Cash used by operating activities                                          (3,253)          (23,645)

INVESTING ACTIVITIES
Short-term investments                                                             -               25,074
Acquisition of property, plant  and equipment                                   (7,863)          (24,954)
Equipment used in outsourcing                                                  (22,308)           (6,331)
Proceeds from sale of outsourcing equipment                                       3,035              -
Other, net                                                                      (1,256)           (4,502)
                                                                           -------------     -------------
     Cash used by investing activities                                         (28,392)          (10,713)
                                                                           -------------     -------------

FINANCING ACTIVITIES
Change in bank line of credit, net                                             (33,062)            25,511
Mortgage notes payable                                                             -                  840
Borrowings under subordinated debt, net                                          61,515                -
Project financing                                                                 1,486                -
Issuance of common stock                                                          4,556             3,056
Other, net                                                                         (57)                43
                                                                           -------------     -------------
     Cash provided by financing activities                                       34,438            29,450
                                                                           -------------     -------------

Increase (decrease) in cash and cash equivalents                                  2,793           (4,908)

Cash and cash equivalents at beginning of period                                  2,243             6,473
                                                                           -------------     -------------

Cash and cash equivalents at end of period                                 $      5,036       $     1,565
                                                                           =============     =============


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and nine month periods ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 5, 1997.

The Company reports revenue in three categories: AMR (automatic meter reading) systems, Handheld systems (EMR or electronic meter reading), and Outsourcing. AMR and Handheld systems revenues include all product and other revenue associated with each business segment. Outsourcing includes revenues for contracts under which the Company installs, owns, and operates an AMR system to provide automated meter reading services over a period of time, typically 15 years.

The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                          September 30,          December 31,
                                                                                         1997                 1996
                                                                           -------------------     ----------------
Material                                                                   $           16,514      $        22,687
Work in process                                                                         3,830                1,570
Finished goods                                                                          9,802                9,047
                                                                           -------------------     ----------------
Total manufacturing inventories                                                        30,146               33,304
Service                                                                                 1,234                  533
                                                                           -------------------     ----------------
Total inventories                                                          $           31,380      $        33,837
                                                                           ===================     ================

Item 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

       RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the major components of operating income for the nine months ended September 30, 1997 and 1996, and changes between those two periods:

                                                         Percentage of Total Revenue             Percentage
                                                         --------------------------------
Nine months ended September 30,                                  1997               1996             Change
-----------------------------------------------------    -------------       ------------     --------------

Revenues
    AMR systems                                                   64%                73%               (1%)
    Handheld systems                                              23%                25%                 4%
    Outsourcing                                                   13%                 2%               563%
                                                         -------------       ------------
    Total revenues                                               100%               100%                12%

Cost of sales and services
    AMR systems                                                   58%                58%                  -
    Handheld systems                                              71%                57%                31%
    Outsourcing                                                   77%                70%               629%
                                                         -------------       ------------
    Total cost of sales and services                              64%                58%                24%
                                                         -------------       ------------

Gross profit                                                      36%                42%               (4%)

Operating expenses
    Sales and marketing                                           14%                15%                 3%
    Product development                                           15%                19%               (8%)
    General and administrative                                     6%                 6%                 5%
    Amortization of intangibles                                    1%                 1%                48%
                                                         -------------       ------------
    Total operating expenses                                      36%                41%               (1%)
                                                         -------------       ------------
Operating income                                                   0%                 1%             (102)%
                                                         =============       ============

Revenues
The Company's total revenues increased $19.7 million, or 51%, to $58.4 million in the third quarter of 1997 from $38.7 million in the third quarter of 1996. For the nine-month period ended September 30, 1997, total revenues were $151.7 million compared to $135.0 million in the same period one year ago.

AMR systems revenues were higher for the quarter ended September 30, 1997 compared to the comparable quarter in 1996 by $10.6 million. For the nine-month period ended September 30, AMR revenues were $1.1 million lower in 1997 than in 1996.. The increased revenues in the quarter resulted primarily from increased meter module shipments related to new contracts announced during the first half of 1997 and a change in the mix of meter module shipments. For the 1997 nine month period, slightly lower volumes of meter module shipments were partially offset by AMR software systems revenues from the Company's UTS subsidiary. The majority of these increased software systems revenues were related to initial revenue from large power billing systems and work performed under the Independent Systems Operator (ISO) contract in California. Although average selling prices for meter modules decreased slightly in the 1997 periods compared to the 1996 periods, the effect of that decrease was not material.

The Company expects that AMR sales will grow in the future and that a portion of that growth will be from sales of telephone-based AMR meter modules, sales of UTS's large power billing systems and additional ISO contracts which UTS hopes to obtain. However, much of the expected growth in AMR continues to be dependent upon the timing and resolution of mergers and acquisitions in the utility industry, industry regulatory reform issues in the United States, development of international markets, and various other factors.

Handheld Systems revenues increased $2.3 million, or 22%, to $12.7 million in the current quarter from the same quarter in 1996. On a year to date basis, Handheld Systems revenues of $35.7 million were $1.4 million, or 4%, higher than the year to date period ended September 30, 1996. The increased 1997 revenues were mainly due to international shipments of the Company's latest handheld computer, the Genesis Portable Computer ("GPC"), to a South Korean utility. The Company expects that Handheld Systems revenues may decline as a percentage of total revenues over time as utilities adopt more advanced meter reading technologies. In recent years, the Company's Handheld Systems revenues have been driven by sales to new customers internationally and by upgrade and replacement sales domestically, and the Company expects this trend to continue in the future.

Outsourcing revenues were $7.0 million and $19.4 million for the three and nine month periods ended September 30, 1997, respectively, compared to $142,000 and $2.9 million in the same periods in 1996. The Company currently has two outsourcing contracts from which it is generating revenues. Outsourcing revenues in 1997 were derived primarily from the Company's largest outsourcing contract, which is with the Duquesne Light Company ("Duquesne"). During the third quarter, the Company signed an amendment to its contract with Duquesne. The amended contract revised completion dates for a number of critical contract milestones. As in the original contract, the amended agreement provides for certain one-time monetary penalties for failure to meet certain specified milestones, including three milestones that must be met in the next eight months. The total amount of these penalties, should the Company fail to meet every one of the specified critical milestones is approximately $25 million. The Company is currently in compliance with its agreement with Duquesne and believes it will fully satisfy all future milestones. (For additional information see "Amended Duquesne Agreement" filed as an exhibit with this 10-Q and "Description of Business -- Certain Risk Factors -- Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" in the Company's most recent Annual Report on Form 10-K.)

Outsourcing revenues are expected to stay at the same level experienced in the current period through the remainder of the year. The Company expects outsourcing revenues to decline in 1998 both as a percentage of total revenues and in absolute dollars. The Company recognizes revenue for outsourcing agreements using the cost-to-cost, percentage-of-completion method of accounting for long-term contracts. Under this method, revenue is recognized proportionately as project costs are incurred. Revenue recognition in any given period is equal to: (a) the ratio of actual costs incurred during the period to total projected costs over the life of the contract; multiplied by (b) the total amount of minimum contractually committed revenue to be received over the entire contract term if the minimum level of services required under the contract are performed.. Estimates of future costs are reviewed quarterly. To the extent actual revenues or actual costs, or the timing of those revenues or costs, differ from projected revenues and costs, outsourcing revenues and margins could be affected. In general, during the beginning of an outsourcing contract, services are performed and expenses incurred at a greater rate than in the later part of the contract. After the initial installation of project assets, customer invoicing usually remains constant throughout the term of the contract. The resulting excess of revenue over invoicing is reflected on the Company's balance sheet as a Long-Term Contract Receivable. As work on an outsourcing contract progresses, expenses are incurred at a lesser rate, resulting in recognized revenue which is less than the invoiced amount, which causes a decrease in the Long-Term Contract Receivable.

Gross Profit
Gross margins of 38% of revenues for the current quarter were equal to the 1996 third quarter. Overall gross margins for the nine month period ended September 30, 1997 were 36% compared to gross margins of 42% in the same period in 1996. The lower profit margins result primarily from a higher portion of revenues coming from the Company's contract with Duquesne, lower margins on International Handheld System sales, and excess manufacturing capacity.

Year to date AMR systems gross margins were 42% for both 1997 and 1996.

Handheld systems gross margins declined from 43% of revenues in the 1996 nine month period to 29% in the comparable 1997 period. The decline in margins was largely a result of a shift in mix to international sales. International handheld sales have historically been at lower margins than domestic due to volume pricing and lower software license content. In addition, replacement and upgrade business, which is increasingly becoming a more significant share of the Company's domestic handheld systems business, has traditionally been discounted from new handheld systems sales.

Outsourcing gross margins were 23% and 30% of revenues for the nine month periods ended September 30, 1997 and 1996, respectively. The primary source of outsourcing revenues in the 1997 period results from the Company's contract with Duquesne. The lower margins on this contract reflect the early stages of the Company's fixed network product which has not yet benefited from any substantial cost reduction programs, and the fact that this is the Company's first large scale, fixed network installation.

The Company's overall gross profit may be affected in the future by competitive pricing pressure, the ability to utilize existing manufacturing capacity, the mix and volumes of meter modules shipped, the risks inherent in cost estimation for outsourcing contracts, and other factors.

Operating Expenses
Sales and  marketing  expenses of $6.8  million for the three month period ended
September 30, 1997, decreased 9% from the comparable period in 1996 and also decreased slightly as a percentage of revenue from 15% in the third quarter of 1996 to 14% in the current quarter. For the year to date period ended September 30, 1997, sales and marketing expenses were $21.4 million compared to $20.7 million for the same period in 1996, reflecting a 3% increase. The higher expenses were primarily for consulting services and incentive compensation. The Company expects that sales and marketing expenses will remain at approximately 13% to 14% of total revenues for the remainder of the year.

Product development expenses of $8.1 million in the current quarter decreased $2.3 million, or 22%, from the comparable quarter in 1996, and decreased as a percentage of revenues from 27% to 14%. For the year to date period ended September 30, 1997, product development expenses of $23.5 million were down almost $2 million from $25.4 million in the same period in 1996. The decreases for both the quarter and year to date periods were primarily due to non-recurring materials charges of approximately $2.1 million in the third quarter of 1996. These materials charges resulted from design improvements to both the Company's Fixed Network Cell Control Units and new handheld computer, the GPC. The Company expects that 1997 product development expenses will remain at approximately 15% to 16% of total revenues for the remainder of the year.

General and administrative expenses of $2.9 million in the three months ended September 30, 1997, increased $162,000, or 6%, over the third quarter of 1996, but decreased as a percentage of total revenues from 7% to 5%. For the year to date period, general and administrative expenses increased $415,000, or 5%, over the comparable 1996 period, yet remained level as a percentage of revenues. The increase for both the quarter and year to date periods was due to several factors including acquisition costs for DCI, the Company's subsidiary that is responsible for telephone-based AMR systems for electric meters, DCI administrative expenses, and incentive compensation expenses. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues in the foreseeable future.

Amortization of intangibles increased $142,000 and $525,000 in the three and nine month periods ended September 30, 1997, respectively, over the same periods in 1996, yet remained at 1% of total revenues. The increased expenses were due to amortization of patents and licenses acquired during the last half of 1996.

Interest and Other, Net
The Company had net interest and other expense in 1997 of $1.2 million for the third quarter and $3.6 million year to date. Interest expense during the quarter and year to date periods was reduced by $110,000 and $517,000, respectively, for capitalized interest related to outsourcing installations. Interest expense in the 1997 periods was incurred primarily in connection with the Company's 6 3/4% Convertible Subordinated Notes ("the Notes") and by borrowings under the Company's bank line of credit. Interest expense was partially offset by interest income on the investment of a portion of the net proceeds from the Notes. The Company completed a $63.4 million (including over-allotment option) private placement of the Notes in March and April of 1997. In the 1996 third quarter and year to date periods, the Company had net interest expense of $283,000 and $1,000, respectively, from interest related to borrowings under the Company's bank line of credit.

Income Taxes
The Company had an income tax benefit of 36% of pre-tax earnings for the nine months ended September 30, 1997 compared to an income tax provision of 52% for the same period in 1996. The higher 1996 tax rate is attributable primarily to the UTS acquisition. The acquisition resulted in a one-time recognition of taxable income due to an accounting method change and higher state taxes. Additionally, the Company will benefit from higher research and development credits in 1997 compared to 1996 as a result of the credit's extension to cover all of the 1997 tax year. To the extent pre-tax earnings, or the components of those earnings, differ from expectations, the effective tax rate for the year could change from the current year-to-date rate.

FINANCIAL CONDITION

Operating activities used $3.3 million in cash during the first nine months of 1997 compared to using $23.6 million during the same nine month period one year ago. The decreased cash used in operating activities resulted to a large degree from reductions in inventory balances during 1997 from year-end levels. Inventory levels have steadily decreased since the Company has been in the process of implementing a "build to order" production schedule since the fourth quarter of 1996. During the first three quarters of 1996, the Company was substantially operating under a "build to expectation" production schedule. Accounts receivable balances have increased from the year-end level due to the higher level of revenues along with the timing of revenues within the current comparative quarter. The Company's Long-Term Contracts Receivable balance, which represents the amount of outsourcing revenues earned but not yet billed, increased $15.6 million during the nine months ended September 30, 1997. The Company expects Long-Term Contracts Receivable may increase by approximately $5 million more at year end.

The Company invested $28.4 million of cash in the first nine months of 1997, compared to $10.7 million in the comparable period in 1996. The lower investment level in the 1996 year-to-date period was the result of liquidating $25.1 million in short-term investments. Cash was invested in the first nine months of 1997 to fund $7.9 million of property and equipment additions and $22.3 million of product costs for the Company's outsourcing installations. In the first nine months of 1996, the Company invested $25.0 million in property and equipment, the majority of which was for equipment to expand production capacity at both of the Company's principal manufacturing locations. The Company also invested $6.3 million in outsourcing installations and $4.0 million for acquisitions of intellectual property rights in the 1996 period. Itron anticipates spending cash on product costs for the Company's outsourcing installations at a substantially reduced rate during the remainder of 1997. 1997 property and equipment additions for the Company are expected to be less than half of the 1996 level.

Financing activities in the first nine months of 1997 generated $34.4 million in cash. The Company received $61.5 million in net proceeds from the Note offering in March and April of 1997, which were used to pay off the Company's bank line of credit, and to fund operations. During the second quarter of 1997, the Company closed an $8 million, long-term, fixed rate project financing facility for an outsourcing agreement and has received $1.5 million of the funds to date.
 . The Company generated $29.5 million in cash in the comparable nine months of 1996, primarily from borrowings under the Company's bank line of credit.

Existing sources of liquidity at September 30, 1997 include approximately $5.0 million of existing cash and cash equivalents and $50 million of available borrowings under the Company's bank line of credit agreement. This agreement expires on May 31, 1998 at which time the Company intends to renew it. Itron expects to have some cash requirements during the remainder of the year for existing outsourcing installations and intends to seek project financing for future outsourcing agreements. The Company believes that existing cash and available borrowings are sufficient to fund operations for the next twelve months.

Certain Forward-Looking Statements
When included in this Quarterly Report on Form 10-Q, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include, but are not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in the utility regulatory environment, delays or difficulties in introducing new products, increased competition and various other matters, many of which are beyond the Company's control. These and other risks are described in more detail in "Description of Business --Certain Risk Factors" in the Company's most recent Annual Report on Form 10-K, and such description is hereby incorporated herein by reference. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark
G. Epstein (Epstein v Itron, et al.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network automatic meter reading ("AMR") system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On July 28, 1997, the Company and Mr. Humphreys filed a motion to dismiss the complaint for failure to state a claim for relief. On October 26, 1997 a hearing was held on the motion to dismiss, at which time the court took the motion under advisement. The Company believes it has good defenses to the claims alleged and intends to defend itself vigorously in this action.

On September 3, 1997, Itron and Mr. Humphreys agreed to accept service of process of a complaint which was filed in the Superior Court of the State of Washington, County of Spokane, (Civil Action No. 97204889-8) against the Company, its President and Chief Executive Officer, Johnny M. Humphreys, Itron Board Chairman Paul A. Redmond, Itron Director Jon E. Eliassen, and Washington Water Power Company. The complaint, filed by plaintiff Katya M. Haub, purports to be brought on behalf of herself and a class of all others similarly situated. The class period alleged is identical to that alleged in a previously-filed proposed class action (Epstein v. Itron, et al.) filed in the United States District Court for the Eastern District of Washington at Spokane. The complaint alleges, among other matters, that the defendants are liable for claims made under the Washington State Securities Act, the Washington State Consumer Protection Act, and the common law of negligent misrepresentation and seeks monetary damages, costs, attorneys' fees and equitable or injunctive relief. The complaint generally alleges that the defendants were responsible for materially incorrect statements about Itron's business, markets, and future prospects including allegedly misleading statements with respect to the development and deployment of Itron's Fixed Network system. The Company has filed a motion to stay. A hearing on this motion was held on October 31, 1997, at which time the court issued a temporary stay pending determination of the Company's motion to dismiss in the Epstein case, and took the motion under advisement. The Company believes it has good defenses to the claims alleged, and intends to defend itself vigorously against this action.

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

          Exhibit 10 -Amendment No. 1 to Amended and Restated Utility Automated Meter Data Acquisition Lease and Services Agreement between the Registrant and Duquesne Light Company dated September 11, 1997. (Confidential treatment requested for a portion of this contract)

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         One report on Form 8-K, dated September 3, 1997, was filed during the quarter ended September 30, 1997, pursuant to Item 5 of that form. The report related to a class action lawsuit filed against the Company.

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


Date:  November 14, 1997