Form 10-K
period 1997-12-31
ITRON INC /WA/
filed 1998-03-31
CIK 780571

PART I

Item 1:  BUSINESS

                                     OVERVIEW

         Itron, Inc. ("Itron" or the "Company") was incorporated in Washington in 1977 and is a leading global provider to the utility industry of solutions for collecting, communicating and analyzing electric, gas and water usage data. The Company designs, develops, manufactures, markets, sells, installs and services hardware, software and integrated systems for handheld computer-based electronic meter reading ("EMR") and automatic meter reading ("AMR") systems.

         Since  the early  1980s,  Itron has been the  leading  supplier  of EMR systems to utilities. These EMR systems allow meter readers using rugged handheld computers to electronically record usage data for later downloading into a utility's billing system. Today, Itron's EMR systems are installed at over 1,500 utility customers in more than 40 countries and are being used to read approximately 275 million meters worldwide. Itron's EMR systems are installed at approximately 80% of the largest utilities in North America (utilities with 50,000 or more meters), including 21 of the largest 25 utilities. EMR systems, products and services currently account for approximately 25% of the Company's total revenues.

         In the early 1990s, Itron expanded its product line to include AMR systems and services. The Company estimates there are approximately 268 million meters in North America, of which only approximately 15 million, or 6%, currently have installed AMR technology. Outside North America, the Company estimates there are two to three times that number of meters and minimal AMR installations. The Company has shipped over 11.1 million AMR meter modules to 327 utilities as of December 31, 1997; it has thereby established itself as the world's leading supplier of AMR systems. Seventy-two of these 327 utilities have made a sizable commitment to Itron's AMR products by having installed at least 10,000 Itron AMR meter modules. AMR systems and services now represent approximately 75% of the Company's total revenues.

         The Company's AMR systems and products were initially developed to enable utilities to reduce operating costs and improve quality of service and are being expanded to provide a full range of utility and select non utility related data management capabilities and communications-based options. The Company believes its AMR product offerings in aggregate are more extensive than that of any other AMR supplier. The Company's AMR systems and products support electric, gas, water and combination utilities and include solutions for all classes of utility customers--residential, commercial and industrial. The Company's AMR solutions involve the use of radio and telephone technology to collect meter data. The Company's radio-based AMR solutions include handheld walk-by ("Off-Site"), vehicle-based drive-by ("Mobile") and fixed network ("Fixed Network") reading technology options. Each of the radio-based reading options utilizes the same AMR meter module technology, which, therefore, provides a migration path with compatibility from basic Off-Site AMR to more advanced Mobile and Fixed Network systems. This compatibility allows Itron's customers to initiate AMR installation on a limited number of meters with the flexibility to expand to full-scale, system-wide implementation on a large number of meters for which multiple AMR solutions may be required. The Company's telephone-based AMR solutions complement its radio products and provide an economically attractive alternative to radio in many situations. The range of Itron's AMR product offerings enables its customers to deploy the solutions that are the most effective in each portion of their service territory at the appropriate time.

         In 1997, the Company further broadened and enhanced its AMR product line through internal development, acquisition and alliances. During 1997, the Company acquired Design Concepts, Incorporated ("DCI"), an Idaho-based supplier of outage detection, power quality monitoring and AMR systems that communicate over telephone lines. The DCI acquisition has greatly expanded Itron's options for electric customers. DCI's telephone-based AMR meter modules provide attractive solutions for the most rural locations where distance makes radio-based reads difficult to justify economically. DCI products may also be an attractive alternative when Fixed Network functionality is required for meters that are geographically dispersed, such as the customer base of energy service providers in competitive electricity markets.

         In the fourth quarter of 1997, the Company signed two agreements with UK Data Collections Services ("UKDCS"), the operator of the meter data collection system supporting the competitive electricity supply market in England and Wales. One agreement provides the Company with exclusive marketing rights in North America to the STAR Data Management System. The STAR system is designed to handle very large scale metering systems where half-hourly or hourly data is obtained from meters on a daily basis. With competition increasing, the Company believes that the number of meters used to measure energy usage on an hourly or other interval basis will grow. In a second agreement with UKDCS, the Company has formed a jointly-owned company, STAR Data Services LLC, to provide metering, data collection, load profiling, and settlement services to utilities and energy service providers on a fee-for-service basis in North America. The Company believes many companies will want a third party to perform metering and data collection.

         The Company made substantial progress in 1997 in its penetration of the water utility market with an order for a multi-year Mobile AMR system from the City of Philadelphia Water Department covering approximately 487,000 meters. Upon completion, the Company believes this will be the largest water AMR installation in the world.

         In 1997, Itron, through UTS, its wholly owned subsidiary, was selected by the California Independent System Operator ("ISO"), the entity which will have operational control of the transmission grid in California's competitive energy environment, to supply the grid's metering data collection software system for California's power grid. The Company anticipates it will have similar opportunities as regulatory reform unfolds in other states and power regions. Also in 1997, UTS introduced a Power Billing System for complex revenue billing and real-time pricing. This system allows utilities and power marketers to support complex billing for large commercial and industrial customers, national accounts, and aggregators (companies which purchase power for or on behalf of many customers).

         The Company made significant progress on its Fixed Network AMR deployments in 1997 with the expansion of fixed network functionality by year-end 1997 to more than 350,000 meters at Duquesne Light Company ("Duquesne"), up from approximately 5,000 meters at the beginning of 1997. See "Description of Business--Duquesne Fixed Network AMR Contract." Itron was also awarded its second large Fixed Network AMR order from Virginia Power to automate approximately 450,000 of their two million meters.

         Regulatory reform initiatives are causing significant changes in the utility industry and have continued to cause some utility customers to delay implementation of AMR technology. The Company believes that over the long term regulatory reform and competitive pressures will motivate utilities to implement AMR technology in order to improve service quality and operating efficiency as well as to comply with the competitive and regulatory requirements for more frequent collection of meter data. For example, the California Public Utility Commission ( "CPUC") has mandated hourly time-of-use metering for all electricity customers consuming more than 20 kWh. Additional new opportunities for the Company may include the development of reconciliation systems for the supply of power to, and purchase of power from, the electric power transmission grids (such as the California ISO contract), sales of the large power billing systems developed by UTS, meter reading outsourcing, and products to support non-traditional utility applications such as energy management programs, home automation systems and premise monitoring services such as home security.

         The Company believes these regulatory reform initiatives will motivate utilities and industry participants to seek a wide range of AMR alternatives to address diverse requirements across service territories. The Company believes it is well positioned to take advantage of the significant AMR market opportunity because of its extensive product portfolio, significant experience in high-volume AMR meter module production, established relationships with over 1,500 utilities worldwide, proven interfaces with numerous utility host billing systems and advanced software for large commercial and industrial customers and power exchanges.
                             DESCRIPTION OF BUSINESS

OVERVIEW OF CURRENT ENVIRONMENT IN THE UTILITY INDUSTRY

         The electric utility industry is undergoing fundamental structural changes. Current restructuring in the electric utility industry is focused on opening the electric power generation industry to full competition and ultimately providing retail customers access to multiple suppliers (referred to as "direct access"). Similar to regulatory changes that have already occurred in the transportation and telecommunications industries, customer demands and regulatory mandates by state and federal governments are forcing utilities to make the transition from regulated monopolies, in certain respects, into competitive enterprises.

         Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), eased restrictions on independent power producers in an effort to increase competition in the wholesale electric power generation market and authorized the Federal Energy Regulatory Commission ("FERC") to mandate utilities to transport and deliver ("wheel") energy for a supplier of bulk power to wholesale customers. On April 24, 1996, in a landmark ruling, FERC announced two new rules (Order Nos. 888 and 889) designed to accelerate competition and bring lower prices and more choices to energy consumers. Order No. 888 opened wholesale power sales to competition by requiring public utilities to offer nondiscriminatory pricing to all users of their transmission lines. Order No. 889, also known as the Open Access Same-time Information System ("OASIS") rule, requires public utilities to obtain information about their transmission system for their own wholesale power transactions, such as available capacity, in the same way their competitors do--via OASIS on the Internet.

         Under the EP Act, individual states have the sole authority to mandate the wheeling of electric power to retail customers. While regulatory initiatives vary from state to state, many involve the separation of certain functions currently performed by utilities, including energy generation, transmission and distribution (functional unbundling) and a shift from rate-of-return to performance-based ratemaking or market-based pricing. Most states have undertaken some form of regulatory reform. In California, the CPUC has mandated retail wheeling effective March 31, 1998 for large commercial and industrial customers and effective January 1, 1999 for all remaining customers. In addition, in the May 1997 CPUC Decision No. 97-05-039 "Opinion on the Unbundling of Revenue Cycle Services" the CPUC has also unbundled the functions of metering and customer billing. This means that electricity customers in California will be able to select their meter reading and billing provider in addition to their electricity supplier. California, New York, Massachusetts, Michigan, New Hampshire, Pennsylvania, Maryland, Delaware, Maine, Vermont, Arizona, Illinois, Montana, Nevada, New Jersey, Oklahoma and Rhode Island have adopted legislation or commission orders to mandate retail wheeling.

         While utility companies may retain some, most or all of their traditional functions, the Company believes that it is likely that some of these functions will also be provided by new entities such as ISOs and energy service providers ("ESPs"). Utilities may turn the operational control of certain of their transmission facilities over to ISOs. ESPs are expected to provide both electricity and natural gas to commercial, industrial and residential customers and may, in some jurisdictions, perform meter reading and customer billing. To date more than 250 parties have registered with the CPUC as ESPs. In addition to ESPs, a number of new entities will likely emerge to provide metering and data services. Such companies also may buy and sell electricity and may have to deal with the frequent specification of prices and costs for the transference of power. Thus, the Company's future customer base will likely be comprised of traditional utility companies, ESPs and new market entrants. As such companies emerge, the Company believes that the ability to measure the supply and use of energy on a frequent basis will become increasingly critical and that the electric service industry will be driven toward hourly or half-hourly usage and pricing for certain customers.

         The Company believes the advancement of regulatory reform initiatives will motivate utilities and industry participants to increase operating efficiencies, enhance service quality and offer services not traditionally offered by utilities. In light of this, the Company believes industry participants will require a variety of AMR alternatives to address diverse characteristics across service territories which the Company believes will in turn increase demand for its products.

ITRON SOLUTIONS

         The Company believes it has an extensive and cost-effective portfolio of AMR and data management solutions that provides utilities and other industry participants with numerous options for responding to evolving operational needs, marketing opportunities and regulatory reform requirements.

         Broad Product Line Offering. Itron's core AMR meter module technology has been adapted to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. Itron's broad product line enables utilities and other industry participants to perform meter reading functions for themselves, as well as for other utilities or power suppliers serving a particular geographic area. Itron's AMR solutions include the use of both radio and telephone-based technologies and support all classes of utility customers--residential, commercial, large commercial and industrial. Itron's UTS products provide the data management software capabilities necessary to handle the large volumes of data required by commercial and industrial electricity customers and the emerging participants in the competitive supply of electricity such as the ISOs.

         Low Cost Provider. The Company has shipped more than 11.1 million meter modules since 1987 and is the AMR industry's most experienced meter module provider. The Company believes that its low AMR meter module production costs allow it to offer utilities economically attractive AMR solutions. The Company made substantial investments in high-speed manufacturing automation and test equipment in 1996 to further strengthen its position as a low-cost provider of meter modules.

         Technology Migration Pathways. The Company's radio-based AMR solutions encompass Off-Site, Mobile and Fixed Network reading technology options. Because the same AMR radio meter modules can be used with any of these alternatives, the Company's products facilitate the migration from one level of systems automation to another. This flexibility means that utilities can begin to achieve immediate economic benefits from their initial investments in AMR systems, which systems can be the foundation for future AMR solutions.

         Data and Systems Integration. The Company has developed software applications that integrate data from various data collection systems. This data integration provides utilities the flexibility to deploy different data collection technologies in different portions of their service territories, depending upon economic and functionality requirements, while integrating the data into a common format. Itron has also developed interfaces to over 1,500 utility billing systems worldwide, enabling smooth transition of collected data to billing.

         Nationwide Radio Spectrum and Intellectual Property Rights. The Company has been issued a renewable nationwide U.S. Federal Communications Commission ("FCC") license to operate in the 1427-1429 MHz band, providing it with the radio frequency spectrum to operate its Fixed Network AMR components (exclusive of current generation meter modules) throughout the United States. Itron believes the spectrum available under this license is adequate to meet the spectrum requirements for Fixed Network AMR and the requirements for a substantial implementation of advanced utility functionality, as well as certain other applications. Itron also owns what it believes to be a significant patent relating to network-based AMR that provides it with numerous options for further AMR deployment, including licensing its technology to others.

         Multiple Financing Solutions. The Company facilitates alternative ways in which to finance AMR technologies. The Company sells products, outsources entire systems, provides installation, operations, or maintenance services, and arranges customized financial solutions for its customers. These customized financial solutions vary from simple third party leases to complex non-recourse project financing structures depending on the financial and operational goals of the Company's customers.

         Benefit Optimized Deployment. The range of AMR solutions offered by the Company enables its customers to deploy the solutions that are the most cost effective in each portion of the utility's service territory. The Company has developed a conceptual and analytical methodology--termed "Benefit Optimized Deployment"--which facilitates a potential AMR customer's comprehensive and quantified analysis of the question: "What technology, where and when?"

ITRON'S STRATEGIES

         Itron's strategy is to be a leading provider of AMR solutions to the utility industry and to maintain over time the broadest portfolio of cost-effective AMR and related solutions. Following are key elements of the Company's strategy:

         Provide Cost-Effective Meter Reading Solutions. The Company offers a broad range of meter reading solutions that allow utilities to realize immediate cost savings through automation of their meter reading function. Investments in the Company's core business products (EMR, Off-site and Mobile AMR) enable utilities to convert recurring operating expenses of meter reading into strategic investments that provide a migration path to Itron's Fixed Network AMR solution and facilitate customer retention by enabling utilities to offer value added services.

         Expand Fixed Network AMR Technology and Installations. The Company is committed to delivering Fixed Network AMR solutions and believes that the demand for fixed network AMR will continue to grow as electric utilities increasingly focus on the consequences of competition brought on by regulatory reform. The Company believes utilities will deploy wireless fixed network AMR or telephone-based AMR in certain parts of their service territories where frequent reads and other advanced meter reading functionality are required. The Company believes that radio-based fixed network AMR is the lowest-cost manner in which to provide frequent, time-critical meter reads for a large meter population. The Company believes that telephone-based AMR is the most cost effective solution for interval measurement in a base of geographically dispersed meters or rural meters.

         Expand Selective Deployment Solutions and Installations. The Company expanded its AMR product offering for selective deployment, or drop-in, solutions with the acquisition of DCI in 1997. The Company intends to further develop telephone-based technologies that can be selectively deployed for direct access customers, regional or national accounts or selective clustering of installations for aggregation purposes. The solutions include DCI telephone-based AMR products for electric customers, Metscan telephone-based AMR products for gas customers and telephone-based products read by MV-90 for commercial and industrial electric and gas customers.

         Develop, Enhance and Deploy Products to Serve Large Commercial and Industrial Markets. The Company intends to continue to broaden its AMR product line for large commercial and industrial customers, which represent on average approximately 35% of an electric utility's total revenues. This includes further enhancements and deployment of the UTS power billing system with utilities and power marketers who must support complex billing for large commercial and industrial customers, franchise operations, national accounts and aggregators. The Company will also continue to expand and modify for use in the United States its software currently used in the United Kingdom and California for reconciliation of power provided to, and withdrawn from, electric power transmission grids. The Company intends to continue interfacing UTS software with the Company's other AMR products and adapting and integrating certain aspects of the Company's international fixed network solutions for large commercial and industrial customers.

         Develop New Relationships for Delivery of AMR Services. The Company intends to expand its meter reading services through joint ventures with partners that bring unique experience and strengths which complement the Company's core competencies, such as the STAR Data Services joint venture with UKDCS.

         Build Upon Extensive Customer Base and Industry Experience. Itron has established itself as the world's leading supplier of AMR systems as a result of its having shipped more than 11.1 million AMR meter modules to 327 utilities as of December 31, 1997. The Company's EMR systems have been installed at over 1,500 utilities in more than 40 countries and are being used to read approximately 275 million meters worldwide. Further, the Company's handheld EMR systems have been installed at approximately 80% of the utilities in North America that have meter populations greater than 50,000. The Company believes that its extensive customer base, long-term relationships with its customers and proven interfaces with numerous utility host billing systems provide a solid foundation upon which the Company can expand its product offerings and services to existing utility customers, as well as new utility customers and other industry participants.

         Pursue Opportunities for Related Non-utility Applications. The Company is working with strategic partners and others on the development of its AMR systems and products in order to support non-utility services. These services could include premise automation and monitoring services such as security and alarm services, remote status monitoring of propane tanks or other energy sources and energy management solutions.

AUTOMATIC METER READING SYSTEMS AND PRODUCTS

         The Company's AMR product line involves the use of radio and telephone technology to collect meter data. The Company's radio-based AMR solutions encompass Off-Site AMR, Mobile AMR and Fixed Network AMR, as well as a variety of supporting services and products. Due to the geographic features and varying population density of a utility's service territory, generally no single meter reading solution is ideally suited to all parts of the utility's service territory. Itron's AMR applications are intended to provide flexibility ranging from selective installation for high cost-to-read meters or geographically dispersed meters requiring advanced metering functionality, to full implementation of an AMR system covering a large portion of a utility's service area. This flexibility enables the Company's customers to achieve immediate economic benefits from their initial investments in the Company's AMR systems, while enabling migration to a more comprehensive AMR solution in the future.

         Meter Modules. The Company's AMR product offerings are based on a family of meter modules. These meter modules, which can be easily attached to utility meters, encode consumption and tamper information and transmit this data, including meter module identification, to a remote receiver. The Company intends to continue to expand its meter module offerings through development of meter modules that read additional meter types, as well as development of modules with differing capabilities that will enable utilities to use the most cost-effective module for a particular meter reading need. In 1997, the Company developed and released a variety of new meter modules for electric, gas and water meters. For electric meters, two new modules were released. The new 41 series meter modules provide a new low-cost solution while the new 45 series meter modules provide certain advanced functionality. The Company also enhanced its compatibility with indoor water meters and introduced the 40W-1 below ground level pit-set water meter module which is compatible with many pit-set water meters in the United States.

         The Company began shipping its radio meter modules to customers in late 1986. Itron has expanded the core technology of its radio meter modules to read the most common types of electric, gas and water meters. The Company's compact radio meter modules for gas and water meters are self-contained low-power units, powered by long-life batteries with an expected minimum life in excess of ten years. Radio meter modules for electric meters which are normally integrated under the glass of standard residential meters, are electricity line powered and do not require batteries. Radio meter modules can be installed by the meter manufacturer during the manufacturing process or easily retrofitted in existing meters.

         In addition to its radio meter modules, the Company also offers electric and gas utilities telephone-based AMR products with its DCI product line for electric utilities and Metscan product line for gas utilities. For residential and commercial applications, the Company's DCI meter modules attach under the glass of electric meters and collect and report consumption, interval based time-of-use and demand and load profiling data. In addition, certain DCI modules also report power outages, restoration of power and power quality information. For commercial and industrial applications, the Company's Metscan meter modules attach to large-volume gas meters and collect consumption and interval-based time-of-use data used to bill transport gas and interruptible gas customers, as well as critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential applications, including hard-to-read meters, Metscan modules are attached to existing or new residential gas meters to provide consumption and load survey data.

         In addition to AMR modules attached to meters, the Company offers telephone-based modules which are installed inside customer premises to monitor and report power outages and restoration of power, power quality (under and over voltages) and connections to selective circuits or contact closures inside the premise, such as circuits for refrigeration or HVAC equipment.

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

         Off-Site Meter Reading. The Company's Off-Site AMR solution enables radio-equipped meters to be read remotely, by a person up to 1,000 feet away, with a handheld computer equipped with a radio unit. Off-Site AMR offers a practical and cost-effective way for utilities to read high cost-to-read meters by eliminating the need for meter readers to gain visual access to those meters. Once a utility has upgraded its Itron handheld computers with radio technology, it can selectively install meter modules on high cost-to-read meters. System software automatically identifies radio-equipped meters within a route. When remote reads are needed, the system prompts the meter reader to initiate the wireless remote read. Meter information is shown on the handheld display and is automatically recorded in the handheld database, allowing the meter reader to move on to the next meter on a route. When a route is completed, data from both visual and radio reads are uploaded from the handheld computer to the utility host system for customer billing. The benefits from Off-site AMR include short-term payback from the meter reading productivity improvements allowing some meter readers to read up to three times as many meters per day. Another major benefit from Off-site AMR is greatly improved meter reading safety by installing meter modules on the most hazardous meter locations.

         Mobile AMR. The Company's Mobile AMR solution uses a Data Collection Unit ("DCU") mounted in a vehicle to collect and store data transmitted by meter modules as the vehicle passes module-equipped meters. The DCU receives information transmitted by multiple meter modules simultaneously. A touch-screen display enables the operator to observe and operate the DCU. The Mobile AMR application includes software that manages and moves information to and from a utility's billing system. Once installed, the software transfers information from the host system to create route files for the DCU for each route, manages the storage of the meter data as it is collected and, at the end of the day, uploads the information to the utility's billing system. A Mobile AMR system enables an operator to read an average of approximately 10,000 meters in an eight-hour day, compared to an average walking route of 300 to 500 meters per day. Factors affecting the actual number of reads per day include, among others, route density and design, speed limits, weather and environment. As in the case of Off-site AMR, Mobile AMR also improves meter reader safety by removing the need for meter readers to gain visual access to meters in dangerous environments.

         Fixed Network AMR. Itron's Fixed Network solution provides utilities with the capability of completely automating meter reading in desired segments of a utility's service area and thereby eliminating the need to send meter readers to or near customer premises. Ten of the Company's North American AMR customers have pilot installations of the Company's Fixed Network AMR system. Under a contract with Duquesne, the Company is installing a Fixed Network system that was reading over 350,000 meters on a daily basis as of December 31, 1997 and, when fully installed, will cover approximately 615,000 meters. See "Duquesne Fixed Network AMR Contract." Under a contract with Virginia Power, a Fixed Network system is currently being installed, and when expansion is complete will cover approximately 450,000 meters. The Company's Fixed Network technology provides utilities with a number of utility-related applications, including daily or more frequent meter reads, time-of-use pricing, on-request meter reads for final reads or customer inquiries, tamper monitoring and reporting, high-level outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities.

         Meter data collected by the Company's radio meter modules is transmitted to a Cell Control Unit ("CCU"), which is a neighborhood communications controller. The CCU performs memory and computational functions, in addition to functioning as a radio receiver and transmitter. Weighing approximately 15 pounds, Itron's CCU can be easily installed on utility poles, street lights, or other locations. While the geographic area covered by each CCU varies depending on local topography, physical structures, terrain and other factors, in general the Company expects each CCU to serve an average of 50 homes. Information collected by CCUs is then transmitted to a Network Control Node ("NCN"), which is the primary routing and control device for the Fixed Network. The Company expects that each NCN will typically support approximately 500 CCUs. NCNs manage information routing in the network between CCUs and the system host processor and can serve as a gateway to other communication networks. Communications between the CCUs and NCNs utilize the Company's nationwide licensed frequencies in the 1427-1429 MHz band.

         The final link in Itron's Fixed Network is from the NCNs to one or more host computers, known as Genesis Itron Host Processors ("GIHPs"). The GIHP is an open-architected control computer and database management system that provides network control and advanced AMR functionality, and acts as the interface to the Fixed Network from other utility systems. The GIHP provides a Standard Query Language ("SQL") database server to utility host billing and operating systems. Communications between NCNs and the utility's GIHP typically utilize radio, telephone, frame relay or other wired communication media.

         The Company made substantial investments in development of its Fixed Network in 1996 and 1997 and expects to continue to devote a significant portion of its product development spending in 1998 to Fixed Network and associated meter module and software application development. Current product development efforts are focused on performance enhancements and additional functionality. See " Product Development."

         Telephone-Based Technology. The Company's DCI products allow electric utilities to implement telephone-based AMR solutions. Modules can be programmed to collect various types of meter reading data including standard consumption, time-of-use, demand and interval data for load profiling. DCI systems use inbound communications in which the meter modules call in to the utility's central processing computer at pre-scheduled times to report meter reading information. The devices are connected to and share existing customer telephone lines. DCI AMR functionality is designed for selective deployments of direct access customers or for geographically dispersed customers requiring advanced metering functionality such as regional or national accounts. DCI technology may also be used to automate areas not suited for cost effective implementation of radio technologies such as remote or rural areas.

         DCI also provides other telephone-based devices that monitor and report power outage, restoration and power quality (over/under voltage) information. The devices are easily installed by the end-use customer. The devices may be deployed at key locations throughout a utility's distribution system to improve operations, enhance power quality and improve overall system reliability and service by allowing utilities to isolate outages and determine when power has been restored more quickly.

         Metscan products are the telephone-based AMR counterpart for gas meters. Devices can be configured to store daily or hourly consumption data for monthly or daily transportation tariffs. Metscan products provide many of the same implementation benefits to gas customers that DCI products provide to electric customers including "drop-in" deployment in areas not suited for cost effective implementation of radio-based solutions.

EMR HANDHELD SYSTEMS AND PRODUCTS

         Itron's handheld systems allow utilities to automate a substantial portion of their meter reading and billing functions. Itron provides five basic models of handheld computers to meet the varying requirements of its utility customers. Each model is designed for use in harsh environments with standard text and graphics, backlit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized for the needs of the utility customer.

         Handheld systems are used as follows: (1) key customer data is downloaded from an Itron host processor to an Itron handheld computer prior to commencement of a meter reader's daily route; (2) a meter reader visually reads meters along a route and enters readings into an Itron handheld computer; and
(3) after a meter reader's daily route has been completed, collected data is uploaded directly into a utility's host billing system. Itron's family of software systems provides data consolidation and storage, reformatting, linkage to a utility's host billing system, meter reading route management, route downloading and time-of-use and interval data recording data management and distribution.

COMMERCIAL AND INDUSTRIAL SOFTWARE PRODUCTS AND SERVICES

         Commercial and industrial meters have much more sophisticated measurement capabilities than do meters for residential customers and, therefore, have much more data that must be conveyed back to a utility from the meter. There is a wide variety of these meters with no standards for communications agreed upon by the multiple meter vendors. The Company's UTS subsidiary is the leading provider in the United States of software systems for metering data acquisition and analysis for the large commercial and industrial customers of electric and gas utilities. UTS also has systems installed in about 20 countries outside the United States. The key to UTS's development of the commercial and industrial products and services market has been its establishment of strategic relationships with meter suppliers around the world to solve the problem created by the absence of a standard communication protocol.

         UTS's Multiple Vendor Data Collection and Analysis System ("MV-90") supports communication protocols for almost all the large commercial and industrial electric and gas meter suppliers in the United States and Europe. UTS's multi-vendor data retrieval and analysis systems support all methods of data retrieval from large commercial and industrial meters (handheld readers, telephone and other communication technologies). MV-90 was designed with a full range of applications software to support data collection from meters, data validation and editing and analysis of energy usage data. MV-90 software can be licensed for use on single computers and on local/wide area networks. In addition to the base system there are layered application packages that support applications such as load research, real time pricing (hourly price transmission to commercial and industrial customers), gas transportation and interruptible rates (notification and control of loads at large commercial and industrial customers).

         UTS has capitalized on a specialized market within the electric utility industry and now supplies MV-90 software for revenue billing, load research and demand-side management to approximately 70% of the major utilities in the United States and to most of the electric and gas utilities in Canada, Europe, the Middle East, Australia, Central America and South America. The Company estimates that approximately 35% of the $250 billion annual revenues billed by the electric utility industry in the United States is billed using data collected by MV-90 software systems.

         The Company believes that competition in the utility industry will drive metering technology and systems toward enhancing and facilitating communications between large commercial and industrial customers and their power suppliers. UTS has developed a "read only" version of the MV-90 software which allows the commercial and industrial customers to read the utility's delivery point meters (both electric and gas) on a frequent basis to analyze their own energy consumption. This software can also receive hourly pricing data from the energy supplier for customers who purchase power on a real-time pricing basis (price varies by the hour). It also supports load curtailment with messaging to notify larger commercial and industrial customers. Such read-only, real-time pricing, and load control software applications are sold to commercial and industrial customers by the marketing departments of various utilities.

         In 1997, UTS completed development of and delivered a new product called large Power Billing System ("MV-PBS") targeted to utilities and power marketers that supports complex billing for large commercial and industrial customers, franchise operations, national accounts and aggregators. MV-PBS allows utilities and other energy suppliers to bill energy and related services sold under complex contracts, where each contract for products and services may be unique to that customer. The current legacy billing systems used by most utilities were designed for large volume, rate class billing with very little flexibility to bill complex contracts required for unbundling of power (generation, transmission and distribution), as well as new products such as real-time pricing and retail wheeling. The MV-PBS is used in a client-server environment and is fully integrated with UTS's MV-90 multi-vendor data collection system.

         During 1997, the Company acquired the exclusive distribution rights in North America for the STAR Data Management System ("STAR"). STAR was developed by UKDCS, the operator of the meter data collection system supporting the competitive electricity supply market in England and Wales. When integrated with MV-90, STAR provides the ability to manage the large volumes of hourly or other interval data which the Company believes will be increasingly required in the competitive electricity markets.

         As the electric utility industry is restructured in certain jurisdictions, the metering function of the generation/transmission/distribution systems used for billing and settlement functions will sometimes be managed by independent entities such as power exchanges and ISOs. UTS currently supplies software to collect the metering data for the power exchanges in the United Kingdom, Australia and New Zealand. In 1997, UTS was selected by the California ISO, the entity which will have operational control of the transmission grid in California's competitive energy environment, to supply the grid's metering data collection software system. UTS is in an excellent competitive position to also supply software to states such as New York, Pennsylvania, Michigan and others as they establish similar power exchange/independent system operations to manage the deregulated power supply industry in their states.

JOINT VENTURE SERVICES

         The Company has entered and expects to continue to enter into a number of joint ventures or alliances with utility industry participants including utilities and nonregulated utility entities, among others. These alliances and joint ventures offer and are expected to offer a wide range of services, such as AMR meter module and Fixed Network component installation, AMR outsourcing, Fixed Network-based information services, meter reading services and development of additional applications to maximize the benefit and use of Itron's AMR product offerings.

Currently the Company has three active joint ventures:

 * SI3 - a 50/50 joint venture between the Company and Firstpoint Utility Solutions, Inc. (a wholly owned subsidiary of Enron), which primarily offers AMR equipment installation services nationwide.

 *   EnSite  -  a  50/50  joint  venture   between  the  Company  and  Duquesne
     Enterprises, which provides for AMR outsourcing to utilities in and around Duquesne's service territory and the resale of Itron products.

 * STAR Data Services - a 50/50 joint venture between UTS and UKDCS which will provide metering, data collection, load profiling and settlement to utilities and ESPs on a fee-for-service basis in North America. STAR Data Services will be primarily focused on large commercial and industrial accounts.


DUQUESNE FIXED NETWORK AMR CONTRACT

         In January 1996, the Company entered into a contract with Duquesne for the Company to install, operate and maintain a Fixed Network AMR system and provide meter reading and advanced communication services to Duquesne over a 15 year period. In September 1997, the Company signed an amendment to the contract which modified both the scope of the services provided and the corresponding project schedule, (the "Duquesne Contract"). The Duquesne Contract is currently in "Phase II," the network construction phase. Of a total of approximately 615,000 meter modules to be installed, at December 31, 1997 approximately 550,000 modules had been installed. Installation of all remaining meter modules for which Itron is responsible is expected to be competed by the fourth quarter of 1998.


         The Duquesne Contract contains numerous milestones, some of which are "critical" milestones and carry significant monetary penalties. The Company has received acceptance from Duquesne on the completion of the first critical milestone which required the Company to provide daily reads for at least 350,000 meters over the Company's Fixed Network and to deliver certain software applications on the network. The Company has in the past missed some milestones. In March 1998, the Company missed a non-critical milestone related to the installation of network equipment and software and paid a $100,000 penalty to Duquesne. Several future milestones remain, including two critical milestones in the second quarter of 1998. Should the Company fail to meet both of these remaining critical milestones, Duquesne would be entitled to monetary penalties totaling approximately $15 million. The Company and Duquesne are currently in negotiations to further amend the project schedule and corresponding remaining milestones. The Company believes it will successfully amend the contract and fully satisfy these amended remaining critical milestones. See "Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." For information on revenue recognition for outsourcing contracts, see Note 1 to the Company's Consolidated Financial Statements.

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

         Itron's EMR systems are installed at over 1,500 electric, gas, water and combination utilities in more than 40 countries and are being used to read approximately 275 million meters worldwide. Itron's EMR systems are installed at approximately 80% of the largest utilities in North America (those utilities, with greater than 50,000 customer meters). As a result of the high market penetration the Company has already achieved in the United States, domestic EMR sales are expected to be predominantly system upgrades and replacements. The
Company estimates that the number of meters outside North America is approximately two to three times the number of meters in North America. Because utilities in many industrialized countries outside North America are only now beginning to automate their meter reading function, the Company believes that international markets represent a growth opportunity for sales of its EMR systems.

         The Company has established itself as the world's largest supplier of meter modules for the expanding AMR market as a result of having shipped over
11.1 million meter modules as of December 31, 1997. During the year ended December 31, 1997, the Company shipped a record 2.7 million AMR meter modules and added 58 utilities to its list of AMR customers, bringing the total number of the Company's AMR customers to 327 utilities, including 39 utilities located outside the United States. Seventy-two of Itron's 327 AMR customers have made a sizable commitment to Itron AMR products by having each ordered and installed at least 10,000 of the Company's meter modules as of December 31, 1997. These 72 customers account for 95% or 10.5 million of the 11.1 million meter modules shipped by the Company.

         The Company has installed the world's largest AMR system for Public Service Company of Colorado ("PSCo"), with currently over 1.5 million meter modules. This system is being read with Mobile AMR technology. The Company also is in the process of installing what it believes is currently the world's largest radio-based water AMR system with the City of Philadelphia Water Department. When complete, this Mobile AMR system will automate the meter reading of approximately 487,000 water meters in Philadelphia.

         In addition, the Company has two large scale Fixed Network deployments and ten Fixed Network AMR pilot installations in North America. The Company is in the process of installing a Fixed Network system for Duquesne that is currently reading over 395,000 meters daily and, when fully installed, will cover approximately 615,000 meters. See "Duquesne Fixed Network AMR Contract." In addition to the Duquesne Fixed Network, the Company is installing a Fixed Network system at Virginia Power that will cover approximately 450,000 meters; approximately 70,000 meters have been installed to date.

SALES, DISTRIBUTION AND MARKETING

         Itron utilizes a direct sales and technical support team to serve its major accounts, with sales and technical support offices located in a number of cities throughout the United States. For smaller utilities and municipalities in North America, Itron conducts sales and support activities through numerous distributors. As of January 31, 1998, the Company's North American direct sales force was comprised of 17 account executives and four vice presidents, who are supported by five sales engineers. In addition, the Company's direct sales force includes four officers who are responsible for managing the Company's relationships with its approximately 30 distributors. Outside North America, the Company maintains direct sales organizations within subsidiary operations in the United Kingdom, France and Australia. To reach the broader international market, the Company conducts sales through distributors in approximately 45 other countries.

         In addition to direct sales and sales through distributors, the Company makes electric and water meter modules available to utilities through original equipment manufacturer ("OEM") arrangements with several major meter manufacturers, which incorporate the Company's meter modules at their own facilities into new meters. The Company intends to enter into additional OEM or other similar arrangements if it has attractive opportunities to do so. Further, the Company has licensed certain aspects of its meter module technology to Schlumberger Ltd. ("Schlumberger") and may enter into additional licensing agreements with other meter manufacturers or other industry participants in the future.

         The Company also offers its products and services through long-term outsourcing arrangements, which may include providing AMR products, system installation, meter reading services, meter shop services and other services for periods of typically 15 years or longer. Outsourcing arrangements can be structured in a variety of ways to address a utility's specific needs; these range from providing basic meter reading systems and services to providing systems and services with advanced functionality. The Company offers these services to utilities directly and through joint ventures with utilities and other industry participants. Currently the Company has two outsourcing arrangements. See "Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts."

         Key components of the Company's sales and marketing strategy are to provide utilities with cost-benefit analyses of potential purchases of the Company's products and to help utilities design a deployment strategy for the Company's products that will optimize the benefits realized by the utility. See "Itron's Strategies--Provide Cost-Effective Meter Reading Solutions." The Company believes that the relatively short cost recovery period for deployment of Off-Site and Mobile AMR systems, particularly on hard-to-read meters, makes an investment in such technology an attractive solution for a utility's meter reading needs, despite uncertainty caused by industry consolidation and regulatory reform. The Company's marketing program also emphasizes the diversity and flexibility of its product line and the Company's ability to offer total product solutions to each of its utility customers, including a combination of radio and telephone-based technologies.

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

CUSTOMER SERVICE AND SUPPORT

         Itron provides its utility customers with implementation services that include among other things, system design, installation, training and project management. Each of these services is tailored to meet a particular customer's needs. In addition, for Fixed Network systems, the Company offers network design, propagation analysis, mapping support, centralized operation and system support. Itron offers system maintenance and support services to each of its customers. Service contract prices are based on a number of factors, including system size and complexity and the expected degree of service support required. The Company's system maintenance and support services include 24-hour, toll-free hot line support, customer service representatives, consulting services, regional training programs, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services.

COMPETITION

         Although the Company is the industry leader in sales of AMR meter modules and AMR systems and services to the utility industry, it faces competition from a variety of companies in each of the markets it serves. The emerging market for Fixed Network AMR systems for the utility industry, together with the potential market for other applications once such Fixed Network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Fixed Network AMR system. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

         In the radio-based Fixed Network AMR market, for example, companies such as CellNet Data Systems, Inc. ("CellNet") and Whisper Communications ("Whisper") currently offer alternative solutions to the utility industry and compete aggressively with the Company. The Company believes that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing competitive products for the AMR market. For example, Schlumberger and Asea Brown Boveri currently offer alternative solutions and could expand their current products and services. Enron has announced their intention to utilize radios developed by Motorola, and network transmission services from MTel (a national two-way paging supplier) to provide AMR residential products and services.

         The Company believes that it enjoys a number of competitive advantages. The Company believes the diversity of its AMR product line is broader than that of any other AMR provider. This diversity gives the Company the ability to provide comprehensive solutions to its customers. The Company's radio-based AMR solutions utilize the same AMR radio meter modules and facilitate the migration from one level of systems automation to another. The Company believes that it is able to price its AMR meter modules competitively as a result of its highly automated manufacturing lines as well as high production volumes. The Company has a substantially larger installed base of handheld-based EMR systems and AMR meter modules than any of its competitors which gives it the advantage of a proven record of providing cost-efficient, quality products and services and the proven ability to interface meter data with a wide variety of utility host billing systems. In addition, the Company believes that its nationwide license of 1-2 MHz of spectrum in the 1427-1429 MHz band is a competitive advantage. See "FCC Regulation."

         Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Certain Risk Factors--Competition."

PRODUCT DEVELOPMENT

         The Company's product development efforts are focused on further expanding and upgrading AMR product offerings and developing new hardware and software platforms for handheld systems. The Company has product development facilities located in Spokane, Washington; Lakeville and Waseca, Minnesota; Raleigh, North Carolina; Boise, Idaho; and Saratoga, California. It also conducts some development activities in each of its foreign subsidiaries. The Company has maintained its leadership position in part because of its commitment to new products and continued enhancement of existing products. The Company spent approximately $32.2 million in 1997, $33.3 million in 1996, and $27.1 million in 1995 on product development.

         The Company expects to continue to invest substantial amounts on new product development for the foreseeable future as it continues to expand and enhance its AMR and other product offerings. Utilizing its broad knowledge of the utility industry and the regulatory environment, the Company prioritizes its product development opportunities to attempt to satisfy current customer needs on a timely basis. In the last two years, a significant portion of the Company's product development spending has been for development of its Fixed Network technology. The Company expects that the largest categories of its future product development expenditures will be: (1) continued improvement and expansion of Fixed Network product offerings including cost reduction programs;
(2) expansion of meter modules in terms of meters served as well as functionality; (3) and development of data management applications and systems integration.

         The Company's future success will depend in part on its ability to continue to design and manufacture new competitive products, as well as to continue to enhance its Fixed Network and other AMR products. There can be no assurance that the Company will not experience unforeseen problems or delays with respect to its product development efforts. Delays in the availability of new and enhanced products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Risk Factors--Dependence on New Product Development."

INTELLECTUAL PROPERTY

         Itron owns or licenses numerous United States, Canadian and foreign patents and has filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. In September 1996, the U.S. Patent and Trademark Office issued to the Company what the Company believes to be a very significant patent for radio-based network AMR systems. On October 3, 1996, the Company brought an action in the United States District Court for the District of Minnesota against CellNet claiming infringement of this patent. The discovery phase of this proceeding is underway. See "-Legal Proceedings." The Company also relies on copyrights to protect its proprietary software and documentation. The Company has registered trademarks for most of its major product lines in the United States and many foreign countries.

         While the Company believes that its patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents or trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. The Company believes that its continued success will be based on continued excellence and innovation, market knowledge, technical and marketing capabilities, existing product relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

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

         Although radio licenses generally are required for radio stations, Part 15 of the FCC's rules permit certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used in frequencies licensed to and used by others. Such licensed users have preferential status within their respective frequencies. Part 15 devices are not permitted to cause harmful interference with such preferred uses and must be designed to accept interference from licensed radio devices. The Company's radio meter modules transmit information back to either the Company's handheld, mobile or fixed network AMR reading devices in the 910-920 MHz band pursuant to these rules.

         Itron's products are designed to eliminate virtually all interference to other frequency users, while still enabling a complete and accurate read from its radio meter modules. However, if the Company were unable to eliminate harmful interference caused by its Part 15 devices through technical or other means, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by the Company and its customers become unacceptably crowded or restrictive, and no additional frequencies are allocated, the Company's business could be materially adversely affected.

         In late February 1997, the FCC adopted a Notice of Proposed Rule Making seeking comments concerning the rules for multiple address systems ("MAS"). The Company uses licensed MAS frequencies to interrogate or "wake up" its meter modules. The FCC is proposing to change the method for licensing some MAS frequencies from individual site licenses to wide area licenses and to conduct auctions for mutually exclusive applications in some MAS frequency bands. The FCC has proposed to confine the use of the MAS frequencies used by the Company to "private" use and has instituted a freeze on accepting applications proposing to use the frequencies for subscriber-based services. The freeze does not affect license applications for private operations.

         Although the Company's customers generally hold the licenses for the MAS frequencies used in connection with the Company's products that the utility purchases, in limited instances the Company has applied to hold such licenses in its own name. For a time it appeared that the FCC's freeze might prevent the Company (but not the Company's customers) from applying for additional multiple address licenses while the FCC rule making is pending because the FCC might deem the Company to be providing subscriber-based services. Based on the Memorandum Opinion and Order, DA 98-163, adopted by the FCC on March 4, 1998, however, the Company now believes it will be permitted to apply for additional multiple address licenses. Pursuant to the March 1998 decision, the FCC will not consider the Company to be providing subscriber-based services if it uses its system to collect utility consumption information that it furnishes to one of its customers. While the Company does not believe that the proposed changes to the method of MAS frequencies will prevent it or its customers from obtaining necessary licenses, there can be no assurance that the rule changes will be adopted as proposed or that they will not have a material adverse effect on the ability of the Company or its customers to receive necessary licenses.

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

         The 1427-1429 MHz band is scheduled to be transferred from exclusive federal government jurisdiction to the FCC in 1999. The continued government use of the frequency will extend through 2004, at which time the frequency will be subject to auction. The FCC has issued a report stating that rule makings in this band will not be initiated until the year 2006. To date the FCC's approach has been to "grandfather" incumbent users and permit their continued operation, or, alternatively, to provide a period for incumbents to make a transition to other frequencies, with the auction winners having to compensate the incumbent users for relocation expenses. However, there can be no assurance that the FCC will follow precedent in this respect. The Company believes that it may have a significant installed base of products operating in the 1427-1429 MHz band by the time the band becomes subject to auction. Consequently, the Company believes that it would be difficult for any potential bidder to overcome the public interest in the Company's continued use of the spectrum on behalf of the utility industry and that it likely would be cost-prohibitive for any potential bidder to provide compensation to the Company for relocation of the installed base. Further, the Company believes that commercial demand for the 1427-1429 MHz band is likely to be relatively low due to its proximity to a worldwide exclusion zone of radio astronomy frequencies that may not be used for any commercial purposes.

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

MANUFACTURING

         The Company manufactures meter modules, Fixed Network components and other AMR products, as well as handheld computers and peripheral equipment. The Company's primary manufacturing objective is to design and produce low-cost, high-quality meter modules and other Fixed Network components utilizing high-volume automation equipment. The Company's primary manufacturing facilities are located in Spokane, Washington and Waseca, Minnesota. The Company currently has the capacity to produce over 4.6 million meter modules annually on a two-shift basis. With the addition of a third shift and certain ancillary equipment, the Company has the capacity to produce approximately 7.0 million meter modules annually. In the first half of 1996, the Company expanded its manufacturing capacity in Spokane through the installation of high-speed automation and test equipment in order to support the anticipated growth in meter module and CCU production. Because this anticipated growth did not materialize, the Company currently has excess manufacturing capacity which has resulted in an increase in cost of sales per unit. Certain of the Company's handheld system products, telephone modules and international meter module products are manufactured for the Company by third parties.

         The Company's Waseca manufacturing facility produces all of the Company's gas and water meter modules, data collection units used in Mobile AMR and AMR handheld meter module installation and programming devices. The
Company's Waseca operations are highly automated and are designed for high-volume manufacturing requirements. The key manufacturing processes for AMR meter modules produced in Waseca include a ceramic board processing facility, automated surface mount placement equipment and both passive and active laser tuning equipment.

         The Company's Spokane manufacturing facility is responsible for electric meter module, CCU and NCN production and was designed for manufacturing flexibility and automation. The key processes include automated surface mount placement equipment, laser tuning equipment and automated test capabilities. The Spokane facility is also responsible for manufacturing handheld systems and peripheral equipment, as well as other lower-volume AMR products, and is the primary repair facility for Itron's handheld systems products.

         The Company has installed extensive automated testing equipment in both its manufacturing facilities to ensure quality control and process repeatability. The Company's testing includes both visual inspection and automated testing of technical parameters established for each of its products. The Company's quality control equipment also includes a sophisticated information system that collects data from its testing equipment and provides extensive reports and analyses of such data. This information system permits the Company to promptly identify potential problems or weaknesses in its manufacturing processes. The Company has been ISO 9000 certified since 1993 and received ISO 9002 recertification of its Spokane facility in April 1996 and expects to receive ISO 9002 certification of its Waseca facility during 1998.

INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

         Itron's foreign operations consist of three consolidated subsidiaries as well as international distributors. Subsidiary operations are located near Reading, England; Lyon, France; and Sydney, Australia. These offices are responsible for all utility sales and customer support within their respective countries. To reach the broader international market, the Company conducts sales through distributors appointed in approximately 45 other countries.
See Note 15 of Notes to Consolidated Financial Statements.

BACKLOG OF ORDERS AND INVENTORY

         The revenue backlog of unshipped factory orders at the end of 1997 and 1996 was approximately $145 million and $73 million, respectively. The Company expects that all the orders in backlog at the end of 1997 will be shipped during 1998. In addition, the Company has multi-year contracts to supply radio meter modules and/or for outsourcing arrangements with several customers. Total backlog including revenues beyond the next twelve months was $406 million and $313 million at December 31, 1997 and 1996, respectively. Inventories at December 31, 1997 and 1996 were $32.0 million and $35.2 million, respectively.

ENVIRONMENTAL REGULATIONS

         Compliance with environmental regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

         As of December 31, 1997, the Company employed 1,213 full-time  persons:
474 in manufacturing, 284 in product development, 233 in sales and marketing, 98 in customer service and support and 96 in finance and administration. Of these employees, 51 were located in Europe, 28 in Australia and the remainder in the United States. The Company continues to recruit and seeks to maintain highly-qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

OTHER

         Itron does not have any contracts with the federal government. The Company's business is not significantly seasonal.

CERTAIN RISK FACTORS

         Dependence on Utility Industry; Uncertainty Resulting From Mergers and Acquisitions and Regulatory Reform. The Company derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the state and federal regulatory frameworks within which the electric utility industry operates.

         The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. The Company's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of the Company's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

         The domestic electric utility industry is currently the focus of regulatory reform initiatives in almost every state, which initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, many utilities are delaying purchasing decisions that involve significant capital commitments. While the Company expects some states will act on these regulatory reform initiatives in the near term, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utility companies are pursuing merger and acquisition strategies. The Company has experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, such purchase decisions are put on hold indefinitely when merger negotiations begin. The pattern of merger and acquisition activity among utilities may continue for the foreseeable future. If such merger and acquisition activity continues at its current rate or intensifies, the Company's revenues may continue to be materially adversely affected.

         Certain state regulatory agencies are considering the "unbundling" of metering, billing and related information services from the basic transport aspects of the electricity distribution function. Unbundling includes the identification of the separate costs of metering and other services and may extend to subjecting metering and other services to competition. For example, the CPUC issued a decision that does subject metering, billing and related services to competitive supply. The discontinuance of a utility's metering monopoly could have a significant impact upon the manner in which the Company markets and sells its products and services. As the customer for the Company's products and services would change from utilities alone, to utilities and their competitive suppliers of metering services, the Company could also be required to modify its products and services (or develop new products and services) to meet the needs of the participants in a competitive meter services market.

         Recent Operating Losses. The Company experienced quarterly operating losses in 1996 and 1997. There can be no assurance that the Company will maintain consistent profitability on a quarterly or annual basis. The Company has experienced variability of quarterly results and believes its quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, timing and levels of operating expenses, shifts in product or sales channel mix, and increased competition. Beginning in 1996, the Company increased its rate of spending on its Fixed Network AMR operations, which has left the Company subject to net operating losses caused by fluctuations in revenues. The Company's operating margins have been adversely affected by excess manufacturing capacity in 1996 and 1997. The Company expects competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins may also be affected by other factors. For example, the Company has entered into large Fixed Network contracts such as with Duquesne and Virginia Power with margins significantly below the Company's historical margins due to competitive pressures.

         Customer Concentration. The Company's revenues in any particular year tend to be concentrated with a limited number of customers, the identity of which changes from year to year. The Company is dependent on large, multi-year contracts that are subject to cancellation or rescheduling by customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Description of Business--Customers."


         Dependence on New Product Development. The Company has made and expects to continue to make a substantial investment in technology development. The Company's future success will depend in part on its ability to continue to design and manufacture new competitive products and to continue to enhance its existing products and achieve large-scale implementation for its Fixed Network and other AMR products. This product development will require continued substantial investment in order to maintain the Company's market position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business--Product Development." There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of the Company's technologies or products. Development schedules for high-technology products are subject to uncertainty, and there can be no assurance that the Company will meet its product development schedules. The Company has previously experienced significant delays and cost overruns in the development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including changes in product definition during the development stage, changes in customer requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products or the inability to develop successfully products that meet customer needs could result in the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts. A portion of the Company's business consists of outsourcing, wherein the Company installs, operates and maintains AMR systems that it continues to own in order to provide meter reading and other related services to utilities and their customers. The Company currently has two outsourcing contracts. The largest of the contracts, which is with Duquesne, involves Fixed Network AMR; the other utilizes a Mobile AMR solution. These long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on the Company's part to meet contractual performance standards on a consistent basis over agreed time periods.

         The Company has experienced delays in performing its obligations under the Duquesne Contract. These delays relate primarily to the development of certain advanced meter reading functions and the software needed to complete these functions. While the Company recently received acceptance from Duquesne on the first critical milestone pursuant to the Duquesne Contract, numerous milestones remain including two critical milestones. The remaining critical milestones consist of the development of interfaces and expansion of network functionality to 85% of single phase accounts in Duquesne's service territory. The total amount of the remaining penalties, should the Company fail to meet both of the remaining critical milestones is approximately $15 million. The remaining two critical milestones currently must be satisfied during the second quarter of 1998. The Company and Duquesne are currently in negotiations to further amend the project schedule and corresponding remaining milestones. While the Company believes it will be able to amend the contract and meet the remaining critical milestones, as well as all other milestones that carry financial penalties, there can be no assurance that it will be able to do so. Any failure by the Company to meet a critical milestone would have a material adverse effect on the Company's financial condition and results of operations. See "Duquesne Fixed Network AMR Contract."

         Increasing Competition. The Company faces competitive pressures from a variety of companies in each of the markets it serves. In the radio-based fixed network AMR market, companies such as CellNet, Whisper and the Enron/Motorola/MTel consortium currently offer alternative solutions to the utility industry and compete aggressively with the Company. The emerging market for fixed network AMR systems for the utility industry, together with the potential market for other applications once such fixed network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Fixed Network AMR system. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

         The Company believes that several other large suppliers of equipment, services or technology to the utility industry may be developing competitive products for the AMR market. In addition, large meter manufacturers could expand their current product and services offerings so as to compete directly with the Company. To stimulate demand, and due to increasing competition in the AMR market, the Company has from time to time lowered prices on its AMR products and may continue to do so in the future. The Company also anticipates increasing competition with respect to the features and functions of such products. In the handheld systems market, Itron has encountered competition from a number of companies, resulting in margin pressures in international markets and the maturing domestic handheld systems business.

         Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Description of Business--Competition."

         Uncertainty of Market Acceptance of New Technology. The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market with any assurance. The AMR market did not grow as quickly in 1996 and 1997 as the Company expected. Further market acceptance of the Company's new AMR products and systems, such as its Fixed Network products, will depend in part on the Company's ability to demonstrate the cost effectiveness, strategic and other benefits of the Company's products and systems, the utilities' ability to justify such expenditures and the direction and pace of state and federal regulatory reform actions. In the event that the utility industry does not adopt the Company's technology or does not adopt it as quickly as the Company expects, the Company's future results will be materially and adversely affected. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. See "Description of Business--Sales, Distribution and Marketing."

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

         Dependence on Key Personnel. The Company's success depends in large part upon its ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on the Company's business. The Company has retained a succession planning consultant to assist in finding a new President, a position currently held by Johnny Humphreys, who is also CEO. While Mr. Humphreys intends to retain his current responsibilities as President until a successor is selected and will be actively involved in the affairs of the Company for an indefinite period, the Company's success will be dependent on the selection of a qualified eventual successor to Mr. Humphreys. The Company's success also depends upon its ability to continue to attract and retain highly qualified personnel in all disciplines. There can be no assurance that the Company will be successful in hiring or retaining the requisite personnel. See "Executive Officers of the Registrant."

         Intellectual Property. While the Company believes its patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that the Company's patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can also be no assurance that such rights will remain protected or that the Company's competitors will not independently develop patentable technologies that are substantially equivalent or superior to the Company's technologies. See "Description of Business--Intellectual Property." On October 3, 1996, the Company brought an action in the United Stated District Court for the District of Minnesota against CellNet claiming infringement of one of Itron's patents. That action is pending, and the discovery phase thereof has commenced. There can be no assurance that the Company will prevail in such action or, even if it prevails, that the legal costs incurred by the Company in connection with such action will not have a material adverse effect on the Company's financial condition or results of operations. See "Legal Proceedings."

         Dependence  on Key Vendors  and  Internal  Manufacturing  Capabilities.
Certain of the Company's products, subassemblies and components are procured from a single source, and others are procured only from limited sources. In particular, the Company currently obtains approximately 50% of its handheld devices from one vendor located in the United Kingdom and obtains all the microcontrollers for its AMR meter modules from single sources. The Company's reliance on such components or on these sole- or limited-source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, Itron may be affected by worldwide shortages of certain components, such as memory chips. A significant price increase in certain of such components or subassemblies could have a material adverse effect on the
Company's results of operations. Although the Company believes alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from the Company's sole or limited-source vendors or subcontractors, the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impair the Company's ability to manufacture its products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of a significant interruption in production at the Company's manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production line were affected, such a break in production would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Description of Business--Manufacturing."

         Dependence on Outsourcing Financing. The Company intends to utilize limited recourse, long-term, fixed rate project financing for its future outsourcing contracts. It has established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plans to establish bankruptcy remote, single and special purpose subsidiaries of Itron Finance, Inc. for this purpose. Although the Company has completed financing for what it believes to be the first AMR project financing, there can be no assurance that the Company will be able to effect other project financings. If the Company is unable to utilize limited resource, long-term, fixed rate project financing for its outsourcing contracts, its borrowing capacity will be reduced and it may be subject to negative effects of floating interest rates if it cannot hedge this exposure.

         International Operations. International sales and operations may be subject to risks such as the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products to the same extent as do the laws of the United States. There can be no assurance these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. See "Description of Business--Sales, Distribution and Marketing."

         Antitakeover Considerations. The Company has the authority to issue 10 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of the Company's Restated Articles of
Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

Item 1a: EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles with Itron, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of March 1, 1998.

           Name                             Age   Position
          ------------------------------   -----  --------------------------------------------------------------------

           Johnny M. Humphreys               60     President, Chief Executive Officer and Director

           Carl Robert Aron                  54     Executive Vice President and Chief Strategist

           Richard G. Geiger                 48     Senior Vice President and General Manager, Technical Management

           Klaus O. Huschke                  64     Senior Vice President and General Manager, International
                                                    Operations

           Robert D. Neilson                 41     Senior Vice President, Business Development

           LeRoy D. Nosbaum                  51     Vice President and General Manager, Network Systems

           Michael J. O'Callaghan            58     Senior Vice President and General Manager, Global Handheld and
                                                    Mobile Systems

           Larry A. Panattoni                59     Senior Vice President, Corporate and Manufacturing Services

           David G. Remington                56     Vice President and Chief Financial Officer

           Dennis A. Shepherd                49     Vice President and General Manager, Utility Translation Systems

           John A. Smith                     48     Vice President, Data Collection Systems Integration

           Russell E. Vanos                  41     Vice President and General Manager, Utility and Energy Service
                                                    Division

           S. Edward White                   47     Executive Vice President and Chairman, Utility Translation
                                                    Systems, Inc. and Director


         Johnny M. Humphreys has been President, Chief Executive Officer and a director of Itron since 1987. In addition, Mr. Humphreys is expected to be appointed as Chairman of the board immediately following the Company's 1998 annual meeting of shareholders. From 1975 to 1986, Mr. Humphreys was employed by Datachecker Systems, Inc. ("Datachecker"), a subsidiary of National Semiconductor Corporation ("NSC"), in various executive positions, including President from 1980 to 1986. In 1986, Mr. Humphreys was appointed Senior Vice President of NSC's Information Systems Group and was responsible for strategic planning for three operating divisions, National Advanced Systems, Microcomputer Products Group and Datachecker.

         Carl Robert Aron has been Executive Vice President and Chief Strategist of Itron since February 1998. Mr. Aron joined Itron as Executive Vice President in November 1995, and served as its Chief Operating Officer from November 1995 to February 1998. Prior to joining Itron, Mr. Aron had been employed by EDS Management Consulting Services as the National Director of its Wireless Consulting Practice and its Utilities Telecommunications Practice since 1994. From 1981 to 1994, Mr. Aron was Chief Executive Officer of RAM Broadcasting Corporation, a provider of mobile communications services. From 1967 to 1990, Mr. Aron was an attorney with the law firm of Rubin Baum Levin Constant & Friedman.

         Richard G. Geiger was promoted to Senior Vice President and General Manager, Technical Management of Itron in October 1997. Previously, Mr. Geiger had been Vice President, Product Development of Itron since 1993. From 1989 to 1992, Mr. Geiger was Vice President and General Manager of AMRplus Partners. From 1986 to 1989, Mr. Geiger was President of Mitsumi Technology, Inc., a research and development subsidiary of Mitsumi Company Limited, a developer of new electronics products. From 1984 to 1986, Mr. Geiger was Vice President and General Manager of Commodore Amiga, prior to which he spent four years with Apple Computer, Inc. as Manager of Advanced Development and four years with Digital Equipment Corporation.

         Klaus O. Huschke was promoted to Senior Vice President and General Manager, International Operations of Itron in October 1997. Previously, Mr. Huschke had been Vice President, International of Itron since 1987. From 1982 to 1987, Mr. Huschke was Vice President, International Operations at Datachecker. Prior to joining Datachecker he spent 21 years in a variety of sales and management positions with Anker Data Systems Corporation, a German point-of-sale manufacturer, in its German, Italian and American headquarters.

         Robert D. Neilson was promoted  to  Senior  Vice  President,   Business
Development of Itron in October 1997. Previously, Mr. Neilson had been Vice President, Marketing since 1993. Mr. Neilson joined Itron in 1983 as manager of market development and planning, and served as Director of Marketing from 1987 to 1993. As Director of Marketing, Mr. Neilson's responsibilities included marketing for AMRplus Partners.

         LeRoy D. Nosbaum joined the Company as a Vice President in March 1996 and was named Vice President and General Manager, Network Systems of Itron in October 1997. Before joining Itron, Mr. Nosbaum was Executive Vice President and General Manager of Metricom, Inc.'s UtiliNet Division, and has held a variety of positions with Metricom since 1989. Prior to joining Metricom, Mr. Nosbaum was employed by Schlumberger Ltd. and Sangamo Electric for 20 years, most recently as General Manager of the Integrated Metering Systems Division of Electricity Management--North America, an operating group of Schlumberger.

         Michael J. O'Callaghan was promoted to Senior Vice President and General Manager, Global Handheld and Mobile Systems of Itron in October 1997. Mr. O'Callaghan joined Itron in 1987 as Vice President, Utility Systems. Before joining Itron, Mr. O'Callaghan was Vice President, Sales of NSC's microcomputer division. Prior to joining NSC, he was Vice President, Sales of Byvideo, Inc., a manufacturer of computer-based video kiosks for remote purchases. Prior to joining Byvideo, Inc., he was Vice President, Sales and Marketing of Onyx Systems, Inc., a manufacturer of UNIX-based microcomputers, for three years and was with NSC for nine years in various sales and marketing management positions.

         Larry A. Panattoni was promoted to Senior Vice President, Corporate and Manufacturing Services of Itron in October 1997. Mr. Panattoni joined Itron in 1990 as Vice President, Manufacturing. He previously spent 21 years in financial and operation management positions of increasing responsibility with NSC, most recently as Vice President of Administration. He was also Vice President of Manufacturing Operations and Administration, and Vice President of Finance and Administration with Datachecker.

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

        Dennis A. Shepherd joined Itron as Vice President of Marketing and Sales of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. Shepherd has worked for UTS for 10 years. Prior to joining UTS, Mr. Shepherd worked as an industrial engineer and marketing representative for Westinghouse Electric Corporation.

         John A. Smith joined Itron as Vice President of Engineering of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. Smith has worked for UTS for 10 years with responsibility for product development. Before joining Itron, Mr. Smith worked for 12 years in the Meter Division of Westinghouse Electric Corporation where he was a software engineer and manager of software development. Previously, he was a commissioned officer in the United States Air Force serving as the Chief of Computer Operations of the Environmental Technical Applications Center in Washington, D.C.

         Russell E. Vanos has been Vice President and General Manager, Utility and Energy Services of Itron since October 1997. Previously, Mr. Vanos had been the Western area sales director for Itron since 1988. Mr. Vanos joined Itron in 1980 as a field service representative installing the first generation of Itron EMR systems, and has served in numerous management positions with implementation, customer service and sales responsibilities.

         S. Edward White joined Itron as President of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. White has been a director of the Company since 1996. Mr. White has been President of UTS since its inception in 1980. Prior to founding UTS, Mr. White held numerous engineering and marketing management positions with Westinghouse Electric Corporation, Meter Division, for 13 years.

Item 2: PROPERTIES

         The Company's headquarters are located in approximately 137,000 square feet of owned space in Spokane, Washington, including 60,000 square feet of manufacturing space. The Company also owns a building adjacent to its Spokane facility with approximately 28,000 square feet of manufacturing and engineering space. In Raleigh, North Carolina, the Company owns approximately 24,000 square feet used for all activities related to its UTS subsidiary. In Waseca,
Minnesota,   the  Company  leases  70,000  square  feet  of  manufacturing   and
engineering space. The Company also has facilities in Saratoga, California; Lakeville, Minnesota; and Boise, Idaho with approximately 63,000 square feet of total leased space. These facilities are used primarily for product development. Additionally, the Company leases sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. The Company's 1997 aggregate domestic and international base monthly lease obligation is approximately $155,000. All the above facilities are in good condition and the Company believes its current manufacturing and other properties will be sufficient to support its operations for the foreseeable future.

Item 3:  LEGAL PROCEEDINGS

         On October 3, 1996, Itron filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota, alleging that CellNet is infringing the Company's United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. The discovery phase of this lawsuit has commenced. There can be no assurance that the Company will prevail in this action or, even if it does prevail, that legal costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's financial condition.

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

         On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark G. Epstein (Epstein v Itron, et al.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network AMR system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief.

         On July 28, 1997, the Company and Mr. Humphreys filed a motion to dismiss the complaint for failure to state a claim for relief. On January 23, 1998, the Court denied the motion to dismiss. The discovery phase of this lawsuit has commenced. The Company believes it has good defenses to the claims alleged and intends to defend itself vigorously against this action.

         On September 3, 1997, Itron and Mr. Humphreys agreed to accept service of process of a complaint which was filed in the Superior Court of the State of Washington, County of Spokane, (Civil Action No. 97204889-8) against the Company, its President and Chief Executive Officer, Johnny M. Humphreys, Itron Board Chairman Paul A. Redmond, Itron Director Jon E. Eliassen, and Washington Water Power Company. The complaint, filed by plaintiff Katya M. Haub, purports to be brought on behalf of herself and a class of all others similarly situated. The class period alleged is identical to that alleged in a previously-filed proposed class action (Epstein v. Itron, et al.) filed in the United States District Court for the Eastern District of Washington at Spokane. The complaint alleges, among other matters, that defendants are liable for claims made under the Washington State Securities Act, the Washington State Consumer Protection Act, and the common law of negligent misrepresentation and seeks monetary damages, costs, attorneys' fees and equitable or injunctive relief. The complaint generally alleges that defendants were responsible for materially incorrect statements about Itron's business, markets, and future prospects including allegedly misleading statements with respect to the development and deployment of Itron's Fixed Network system. The Company has filed a motion to stay. A hearing on this motion was held on October 31, 1997, at which time the court issued a temporary stay pending determination of the Company's motion to dismiss in the Epstein case, and took the motion under advisement. On February 18, 1998 the Court orally denied the motion to stay. The Company and Johnny Humphreys, joined by all of the other defendants, have filed a motion to dismiss this action. A hearing on this motion is now set for May 1, 1998. The Company believes it has good defenses to the claims alleged, and intends to defend itself vigorously against this action.

         The Company is not involved in any other material legal proceedings.

Item 4:  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 1996.

PART II


Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

Market Information for Common Stock

         Itron's common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low closing sales prices for all four quarters of 1997 and 1996 as reported by the NASDAQ National Market.

                                            1997                              1996
                              --------------------------------------------------------------------
                                    HIGH             LOW              HIGH             LOW
                              --------------------------------------------------------------------
         First Quarter             $26.00           $16.75           $51.50           $29.50
         Second Quarter             28.13            18.50           $60.00           $27.75
         Third Quarter              27.50            22.00           $36.75           $19.75
         Fourth Quarter             27.00            14.25           $26.00           $14.50


HOLDERS

         At February 27, 1998, there were approximately 12,000 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never declared or paid cash dividends. The Company intends to retain future earnings, if any, for the development of its business and does not anticipate paying cash dividends in the foreseeable future. Prior to the merger with the Company, UTS paid dividends of $1,650,000 and $200,000 in the years ended December 31, 1995 and 1996, respectively.

Item 6:  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)          1997         1996         1995          1994         1993
-------------------------------------------- ---------- ------------ -------------- ----------- ------------
Statement of Operations Data
Revenues
   AMR systems                                $143,472     $129,576        $98,724     $65,009      $43,679
   Handheld systems                             49,409       45,084         60,952      60,905       49,021
   Outsourcing                                  23,236        2,924          1,659           -            -
                                             ---------- ------------ -------------- ----------- ------------
     Total revenues                            216,117      177,584        161,335     125,914       92,700
Cost of revenues                               135,359      104,708         89,596      69,481       49,527
                                             ---------- ------------ -------------- ----------- ------------

Gross profit                                    80,758       72,876         71,739      56,433       43,173

Operating expenses
   Sales and marketing                          29,613       28,847         20,054      17,159       13,353
   Product development                          32,220       33,285         27,080      18,071       12,619
   General and administrative                   12,064       10,970          7,589       5,727        5,260
   Amortization of intangibles                   2,190        1,542          2,336       2,266        2,240
                                              ---------- ------------ -------------- ----------- ------------
     Total operating expenses                   76,087       74,644         57,059      43,223       33,472
                                              ---------- ------------ -------------- ----------- ------------
Operating income (loss)                          4,671      (1,768)         14,680      13,210        9,701

Other income (expense)
   Equity in affiliates                        (1,120)         (50)              -           -            -
   Gain on sale of business interest             2,000            -              -           -            -
   Interest, net                               (3,916)        (316)          1,721         983        (555)
                                              ---------- ------------ -------------- ----------- ------------
   Total other income (expense)                (3,036)        (366)          1,721         983        (555)

Income (loss) before taxes                       1,635      (2,134)         16,401      14,193        9,146
Income tax (provision) benefit                   (625)          670        (5,250)     (3,930)      (3,110)
                                              ---------- ------------ -------------- ----------- ------------
Net income (loss)                               $1,010     $(1,464)        $11,151     $10,263       $6,036
                                              ---------- ------------ -------------- ----------- ------------
Per Share Data
Basic earnings (loss) per share                   $.07       $(.11)           $.85        $.86         $.64
Diluted earnings (loss) per share                  .07        (.11)            .81         .80          .59

Weighted average shares outstanding             14,118       13,297         13,095      11,959        9,483
Diluted shares outstanding                      14,562       13,297         13,775      12,851       10,234

Balance Sheet Data
Working capital                                $68,307      $26,239        $64,536     $63,357      $43,784
Total assets                                   240,211      186,671        149,718     122,333      102,076
Total debt                                      73,814       39,502          5,668         391        1,284
Shareholders' equity                           120,427      114,222        111,273      97,477       73,735


Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following  discussion  and analysis  should be read in  conjunction
with   "Selected   Consolidated   Financial   Information"   and  the  Company's
Consolidated Financial Statements and Notes thereto.

OVERVIEW

         Itron is a leading global provider to the utility industry of solutions for collecting, communicating and analyzing electric, gas and water usage data. The Company designs, develops, manufactures, markets, sells, installs and services hardware, software and integrated systems for utilities to obtain, analyze and use meter data. The Company's major product lines include Automatic Meter Reading ("AMR") systems and Electronic Meter Reading ("EMR") or Handheld systems. The Company both sells its products and provides outsourcing services.

         The Company's AMR solutions involve the use of both radio and telephone technology to collect and communicate meter data. The Company's radio-based AMR solutions include Off-Site AMR, Mobile AMR and Fixed Network AMR technology reading options. Off-Site AMR utilizes a radio device attached to an Itron handheld computer that interrogates meters equipped with the Company's radio meter modules up to 1,000 feet away. Mobile AMR uses a transceiver mounted in a vehicle to collect data from meters equipped with the Company's radio meter modules as the vehicle passes by. Fixed Network AMR collects and transmits meter information via radio components that are mounted in a variety of fixed locations. The Company's EMR systems product line includes ruggedized handheld computers to record visually obtained meter data, and supporting products and services. Outsourcing services may encompass the installation, operation and/or maintenance of meter reading systems to provide meter information to a utility for billing and management purposes.
Outsourcing contracts typically have terms of 15 or more years.

         The Company derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. These delays have most recently been a result of changes or potential changes to the state and federal regulatory frameworks within which the electric utility industry operates and mergers and acquisitions in the utility industry.

RESULTS OF OPERATIONS
Revenues
         Total revenues for the Company increased $38.5 million, or 22%, to $216.1 million in 1997, compared to $177.6 million and $161.3 million in 1996 and 1995, respectively.

                                                                                                  Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
Revenues (in millions)                                  Increase                             Increase
                                          1997         (Decrease)             1996          (Decrease)               1995
--------------------------------------------------------------------------------------------------------------------------

   AMR systems                          $143.5                11%            $129.6                31%              $98.7
   Handheld systems                       49.4                10%              45.1              (26%)               61.0
   Outsourcing                            23.2               695%               2.9                76%                1.6
                                   ---------------   ----------------   ----------------   ---------------   -------------
   Total revenues                       $216.1                22%            $177.6                10%             $161.3
                                   ---------------   ----------------   ----------------   ---------------   -------------


         AMR systems revenues increased $13.9 million, or 11%, in 1997 over the prior year. The increased revenues were primarily related to a contract to supply metering data collection software for the state of California's transmission grid, sales of telephone-based systems from the Company's newly acquired DCI subsidiary, increased international AMR sales and sales of AMR hardware and software products introduced in late 1996 and 1997. Average selling prices in 1997 for the Company's meter modules remained approximately level with 1996. Excluding shipments for outsourcing contracts, the Company shipped approximately 2.3 million and 2.1 million AMR meter modules in 1997 and 1996, respectively. AMR systems revenues increased $30.9 million, or 31%, in 1996 over 1995 because more AMR meter modules were shipped in the 1996 period. The increased volumes resulted from the addition of 88 new AMR customers in 1996, as well as accelerated installation schedules for a significant customer, Public Service Company of Colorado ("PSCo"). PSCo accounted for 30% of AMR revenues (22% of total revenues) in 1996 and 22% of AMR revenues (14% of total revenues) in 1995, but only represented 11% of AMR revenues (8% of total revenues) in 1997. The Company believes that AMR revenues will continue to grow in the future. However, this growth continues to depend upon the timing and resolution of industry regulatory reform issues in the United States, mergers and acquisitions in the utility industry, acceptance of new products, development of international markets, and other factors.

         Handheld systems revenues for 1997 increased $4.3 million, or 10%, from 1996 as a result of a large international EMR sale to Korea Electric Power Company ("KEPCo"). Handheld systems revenues for 1996 declined $15.9 million, or 26%, from 1995 due to unusually large system sales to two Japanese utilities in 1995. These sales represented over 23% of total handheld system sales in 1995. Handheld systems revenues have steadily declined from 38% of total Company revenues in 1995 to 23% in 1997. The Company believes that revenues for handheld systems will continue to decline as a percentage of total revenues as more utilities adopt and expand AMR system deployments. Future handheld systems revenues are expected to be derived primarily from domestic upgrade and replacement business and further penetration into international markets.

         The Company had a substantial increase in outsourcing revenues in 1997 primarily due to initial revenue recognition for the Company's largest outsourcing contract with the Duquesne Light Company ("Duquesne") for a Fixed Network AMR system. Additional outsourcing revenues in 1997 consisted of revenues from a Mobile AMR outsourcing agreement as well as revenue from a customer exercising its option to convert its outsourcing contract to a sale. The Company currently has two remaining outsourcing contracts under which it is recognizing revenue. For the years ended December 31, 1996 and 1995, the Company had insignificant revenues from its first outsourcing contract. Revenues for outsourcing contracts are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting under which the revenue recognized in any given period is measured by the percentage of costs incurred to date to estimated total costs for each contract. (For more information on revenue recognition for outsourcing contracts see Note 1 to the financial statements.)

         In February 1998, the Company received acceptance from Duquesne on the first Critical Milestone as defined in the Company's amended contract agreement with Duquesne. The amended agreement, which was signed in the third quarter of 1997, included revised completion dates for a number of Critical Milestones. As in the original contract, the amended agreement provides for certain one-time monetary penalties for failure to meet certain specified milestones. The total amount of the remaining penalties, should the Company fail to meet each of the remaining specified Critical Milestones, is approximately $15 million. The Company is currently in compliance with its agreement with Duquesne and believes it will fully satisfy all future Critical Milestones. (For additional information see "Amended Duquesne Agreement," an exhibit to the Company's Form 10-Q filed on November 14, 1997, and "Description of Business--Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" included elsewhere herein and "Duquesne Fixed Network AMR Contract.") Outsourcing revenues are expected to decrease in 1998 from the level experienced in the current year, both in terms of absolute dollars and as a percentage of total revenues, as the Company did not sign any new outsourcing contracts during 1997.

Cost of Revenues
         Total cost of revenues increased by $30.7 million, or 29%, in 1997 over 1996 and $15.1 million, or 17%, in 1996 over 1995. Gross margin was 37% in 1997 compared to 41% and 44% in 1996 and 1995, respectively. The percentages for 1997, 1996 and 1995 in the table below reflect cost of revenues as a percentage of corresponding revenue:

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
Cost of revenues                            1997          Increase               1996           Increase               1995
                                                         (Decrease)                            (Decrease)
------------------------------ ------------------ ----------------- ------------------ ------------------ ------------------
AMR systems                                  59%               10%                59%                43%                54%
Handheld systems                             67%               26%                59%              (25%)                58%
Outsourcing                                  78%              786%                70%                97%                63%
Total cost of revenues                       63%               29%                59%                17%                56%
Gross margin                                 37%               11%                41%                 2%                44%

         AMR systems cost of revenues were 59% of AMR systems revenues in each of 1997 and 1996. The comparatively higher costs in 1997 and 1996 than those experienced in 1995 were primarily caused by additional overhead expenses from the Company's expansion of manufacturing capacity. The Company expects AMR systems costs as a percentage of revenues in 1998 to increase slightly as a result of a large Fixed Network AMR order with a below-average margin that was received in 1997.

         Handheld systems cost of revenues were 67% of revenues in 1997 compared to 58% in 1996 and 1995, respectively. The cost increase was primarily due to the lower than average margin sale to KEPCo. The Company expects that handheld systems costs as a percentage of revenues will decrease somewhat in 1998 from the level experienced in 1997 due to an improved mix of business.

         As a percentage of revenues, outsourcing costs were 78% in 1997 compared to 70% in 1996 and 63% in 1995. The higher percentage in 1997 reflects lower than average margins for the Company's first large scale Fixed Network AMR system. The Company expects outsourcing costs as a percentage of revenues in 1998 to be comparable to those in 1997.

Operating Expenses
         Total 1997 operating expenses of $76.1 million increased $1.4 million, or 2%, over 1996 but decreased as a percentage of revenues from 42% to 35%. Operating expenses increased $17.6 million in 1996 over 1995 and also increased as a percentage of revenues from 35% to 42%.

                                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
Operating expenses (in millions)                                Increase                       Increase
                                                  1997        (Decrease)           1996      (Decrease)            1995
----------------------------------------- --------------- ----------------- ------------ --------------- ---------------
   Sales and marketing                           $29.6                3%          $28.8             44%           $20.1
   Product development                            32.2              (3%)           33.3             23%            27.1
   General and administrative                     12.1               10%           11.0             45%             7.6
   Amortization of intangibles                     2.2               42%            1.5           (34%)             2.3
                                          --------------- ----------------- ------------ --------------- ---------------
   Total operating expenses                      $76.1                2%          $74.6             31%           $57.1
                                          --------------- ----------------- ------------ --------------- ---------------

         Total sales and marketing expenses in 1997 increased slightly over 1996, but decreased as a percentage of revenues from 16% to 14%. The lower percentage was driven by the Company's focus on cost containment and the discontinuance of the Genesis Services division. Genesis Services was formed in late 1995 for sales and marketing of AMR Fixed Networks. These efforts have been absorbed by the Company's current sales and marketing organization. Sales and marketing expenses for 1996 of $28.8 million increased both in total and as a percentage of revenues to 16% in 1996 from 12% in 1995. The year-to-year growth was primarily due to the formation of the Genesis Services division and expansion of technical sales and implementation staff for Fixed Networks. The Company expects sales and marketing expenses in 1998 to increase in total, but to decrease somewhat as a percentage of revenues from 1997.

         Total product development expenses in 1997 decreased slightly from 1996, but decreased significantly as a percentage of revenues from 19% to 15%. The decrease was caused by the Company's focus on cost containment, as well as the absence of a one-time materials charge of $2.1 million incurred in 1996 related to the redesign of the cell control unit and a new handheld computer. Partially offsetting these decreases were expenses from DCI, which was acquired in the second quarter of 1997. Product development expenses increased $6.2 million in 1996, or 23%, over 1995 and also increased as a percentage of revenues to 19% from 17%. The higher spending in 1996 was due to accelerated development of Fixed Network AMR products, development of water and international meter modules, continued cost reduction programs and the $2.1 million one-time materials charge. The Company expects that product development expenses will increase in 1998, but will decrease somewhat as a percentage of revenues compared to 1997.

         Total general and administrative expenses increased by $1.1 million, or 10%, in 1997 over 1996, but remained at 6% of revenues. The higher expenses in 1997 were primarily due to incentive compensation costs which were not incurred in 1996, as well as expenses from DCI. General and administrative expenses increased $3.4 million, or 45%, from 1995 to 1996 and increased as a percentage of revenue from 5% to 6%. The 1996 increase was related to operating and maintenance expenses associated with expanded facilities, executive staff additions and third quarter severance charges related to a 5% reduction in the Company's workforce. The Company expects that general and administrative expenses will increase in 1998, but are expected to remain equal to or somewhat lower than 1997 as a percentage of revenues.

         The Company has conducted a review of its computer systems to identify those areas that could be affected by "Year 2000" issues and has developed an implementation plan to resolve the issues. The Company is in the process of modifying its software products and presently believes, with modification to existing software and converting to new software, that Year 2000 issues will not pose significant operational problems and are not anticipated to be material to its financial position or results of operations in any given year.

Other Income (Expense)

                                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
Other income (expense) (in millions)                                         1997               1996               1995
--------------------------------------------------------------- ------------------ ------------------ ------------------
   Equity in affiliates                                                    $(1.1)             $(0.1)                 -
   Gain on sale of business interest                                         2.0                  -                  -
   Interest, net                                                            (3.9)              (0.3)                1.7
                                                                ------------------ ------------------ ------------------
   Total other income (expense)                                            $(3.0)             $(0.4)               $1.7
                                                                ------------------ ------------------ ------------------

         The Company incurred a loss of $1.1 million during the year related to business activities from a joint venture with a utility partner. Offsetting this loss, was a gain from the sale to this partner of certain business activities previously performed by the joint venture including meter shop services and utility meter reading services. Gross interest expense was $4.9 million and $1.4 million for 1997 and 1996, respectively. The expense in 1997 resulted primarily from interest on the $63.4 million convertible notes placed by the Company in the first quarter of the year. The expense in 1996 was the result of borrowings under the Company's revolving line of credit in the last half of the year. Interest on long-term mortgages also contributed to the expense in both 1997 and 1996. The Company capitalized interest expense of $994,000 and $533,000 in 1997 and 1996, respectively, primarily related to construction of outsourcing equipment. The Company generated net interest income in 1995 from investments, which were a result of positive cash flows from operations in the 1995 period and remaining cash balances from the Company's stock offerings in 1994 and 1993.

Income Taxes
         The Company's 1997 effective income tax rate was approximately 38% of pre-tax income. This compares to a 1996 effective rate of 31% of pre-tax loss. The lower 1996 effective rate was a result of foreign operating losses for which no tax benefit was recorded and a cash-to-accrual accounting adjustment related to the merger with UTS in March of 1996. The reported 1995 effective income tax rate was 32%. The Company's effective income tax rate may vary from year to year because of fluctuations in foreign operating results, changes in tax jurisdictions in which the Company operates, and changes in tax legislation.

Financial Condition

                                                                                                 Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
Cash flow information (in millions)                               Increase                       Increase
                                                     1997       (Decrease)           1996      (Decrease)           1995
-------------------------------------------- ------------- ----------------- ------------- --------------- --------------
   Operating activities                            $(3.2)              81%        $(16.9)          (251%)          $11.2
   Investing activities                            (34.1)            (38%)         (24.8)             43%         (17.4)
   Financing activities                              38.1               2%           37.5           2106%            1.7
                                             ------------- ----------------- ------------- --------------- --------------
   Net increase (decrease) in cash                   $0.8           (119%)         $(4.2)            (7%)         $(4.5)
                                             ------------- ----------------- ------------- --------------- --------------

         Net operating activities consumed $3.2 million in 1997 compared to $16.9 million in 1996. Increases in operating accounts during the year included $19.2 million more in accounts receivable and an additional $18.4 million growth in long-term contracts receivable. Accounts receivable balances grew significantly during the last six months of 1997 primarily due to increased revenues during the third and fourth quarters and due to the timing of revenues during those quarters. Long-term contracts receivable balances grew due to an increase in outsourcing revenues for the Company. Outsourcing revenues are recognized on a percentage-of-completion basis while billing occurs as meters are read. Therefore, in the installation years of an outsourcing agreement the contract's long-term receivable balance will grow. It will begin to decline once the system is fully installed and all meters subject to the contract are being read. During 1997, increases in receivables were offset, to a large degree, by a decrease in inventory balances and increased accounts payable and accrued expenses. Net operating activities consumed $16.9 million in cash in 1996 compared with providing $11.2 million in cash in 1995. Most of the 1996 cash consumption was driven by growth in inventories, which were built in anticipation of AMR customer orders in excess of what was realized. The Company expects to generate cash from operating activities in 1998.

         Net  investing  activities  consumed  $34.1  million  of cash in  1997, compared to $24.8 million in 1996 and $17.4 million in 1995. In 1997, $27.5 million was used to purchase equipment for outsourcing agreements. This compares to $17.3 million of purchases for outsourcing equipment in 1996 and $2.4 million in 1995. New equipment investments from outsourcing contracts in 1998 are expected to be approximately one-half the 1997 level. During 1997 the Company invested considerably less for property and equipment than during the previous two years, having spent $9.4 million in 1997 compared to $27.5 million in 1996 and $16.6 million in 1995. Additions to production capacity and an expansion of facilities at the Company's headquarters in Spokane accounted for most of the capital additions in both 1996 and 1995. The Company substantially completed its capacity expansion program in the fourth quarter of 1996 and believes its AMR meter module production capacity is sufficient for 1998. Capital acquisitions in 1998 are expected to be slightly more than the 1997 level. Other investing activities in 1997 were not material. Other investing activities in 1996 consisted primarily of proceeds from the liquidation of $25.1 million of short-term investments.

         Net financing activities generated $38.1 million in 1997 compared to $37.5 million in 1996 and $1.7 million in 1995. Net cash of $61.0 million from the Company's offering of convertible subordinated debt in March of 1997 was used to repay $31.5 million of borrowings under the Company's line of credit agreement. Other financing activities in 1997 consisted of project financing borrowings of $2.4 million, and $6.2 million of cash received from the exercise of options, warrants and employee stock purchases. Financing activities in 1996 consisted principally of borrowings under the Company's bank line of credit agreement, as well as funds received from the exercise of employee stock options and the related tax benefit. Net cash provided by financing activities in 1995 consisted primarily of cash proceeds from the Company's stock offering in December 1994.

         The Company believes its cash position at the end of 1997 and expected cash generation from operations in 1998, together with renewal of its $50 million credit facility in May 1998, will be more than adequate to fund its operations throughout 1998. While the Company expects its credit facility to be renewed in the ordinary course of business, there can be no assurance that it will be renewed, or will be renewed on terms acceptable to the Company or at sufficient levels. The Company expects to finance the majority of future outsourcing contract investments with project financing.

CERTAIN FORWARD-LOOKING STATEMENTS
         When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects," "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition and various other matters, many of which are beyond the Company's control. For a more complete description of these and other risks, see "Description of Business--Certain Risk Factors" included elsewhere herein. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

         Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

         Management's explanation and interpretation of the Company's overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. The Board of Directors of the Company has an Audit Committee composed of non-management Directors. The Committee meets with financial management and Deloitte & Touche LLP to review accounting control, auditing and financial reporting matters.


Johnny M. Humphreys                              David G. Remington
President and Chief                              Vice President and
Executive Officer                                Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

         We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the management of Itron, Inc. and subsidiaries. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Seattle, Washington
February 6, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Year ended December 31,
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                1997             1996              1995
------------------------------------------------------------------------ ----------------- ---------------- -----------------
Revenues
   AMR systems                                                                   $143,472         $129,576           $98,724
   Handheld systems                                                                49,409           45,084            60,952
   Outsourcing                                                                     23,236            2,924             1,659
                                                                           ----------------- ---------------- -----------------
   Total revenues                                                                 216,117          177,584           161,335

Cost of revenues
   AMR systems                                                                     84,069           76,286            53,441
   Handheld systems                                                                33,108           26,370            35,111
   Outsourcing                                                                     18,182            2,052             1,044
                                                                           ----------------- ---------------- -----------------
   Total cost of revenues                                                         135,359          104,708            89,596
                                                                           ----------------- ---------------- -----------------
Gross profit                                                                       80,758           72,876            71,739
Operating expenses
   Sales and marketing                                                             29,613           28,847            20,054
   Product development                                                             32,220           33,285            27,080
   General and administrative                                                      12,064           10,970             7,589
   Amortization of intangibles                                                      2,190            1,542             2,336
                                                                                    -----            -----             -----
   Total operating expenses                                                        76,087           74,644            57,059

Operating income (loss)                                                             4,671           (1,768)           14,680
Other income (expense)
   Equity in affiliates                                                            (1,120)             (50)                -
   Gain on sale of business interest                                                2,000                -                 -
   Interest, net                                                                   (3,916)            (316)            1,721
                                                                           ----------------- ---------------- -----------------
   Total other income (expense)                                                    (3,036)            (366)            1,721

Income (loss) before income taxes                                                   1,635           (2,134)           16,401
Income tax (provision) benefit                                                       (625)             670            (5,250)
                                                                           ----------------- ---------------- -----------------
Net income (loss)                                                                  $1,010          $(1,464)          $11,151
                                                                           ----------------- ---------------- -----------------
Basic earnings (loss) per share                                                      $.07            $(.11)             $.85
Diluted earnings (loss) per share                                                     .07             (.11)              .81

Weighted average shares outstanding                                                14,118           13,297            13,095
Diluted average shares outstanding                                                 14,562           13,297            13,775


CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   1997                 1996
--------------------------------------------------------------------------------- -------------------- --------------------
Assets
Current assets
   Cash and cash equivalents                                                                   $3,023               $2,243
   Accounts receivable, net                                                                    61,442               42,166
   Current portion of long-term contracts receivable                                            8,445                  118
   Inventories                                                                                 31,985               35,179
   Deferred income tax asset                                                                    5,668                4,171
   Other                                                                                        1,888                6,116
                                                                                  -------------------- --------------------
   Total current assets                                                                       112,451               89,993
                                                                                  -------------------- --------------------
Property, plant and equipment, net                                                             49,067               51,699
Equipment used in outsourcing, net                                                             42,848               19,650
Intangible assets, net                                                                         21,472               23,344
Long-term contracts receivable                                                                 11,119                1,187
Deferred income tax asset                                                                       1,125                  230
Other                                                                                           2,129                  568
                                                                                  -------------------- --------------------
   Total assets                                                                              $240,211             $186,671
                                                                                  -------------------- --------------------
Liabilities and shareholders' equity
Current liabilities
   Short-term borrowings                                                                       $1,560              $33,062
   Accounts payable and accrued expenses                                                       26,644               19,921
   Wages and benefits payable                                                                   9,181                4,004
   Deferred revenue                                                                             6,759                6,767
                                                                                  -------------------- --------------------
   Total current liabilities                                                                   44,144               63,754
                                                                                  -------------------- --------------------
Mortgage notes payable                                                                          6,440                6,440
Convertible subordinated debt                                                                  63,400                    -
Project financing                                                                               2,414                    -
Deferred income tax liability                                                                   2,499                    -
Warranty and other obligations                                                                    887                2,255
                                                                                  -------------------- --------------------
   Total liabilities                                                                          119,784               72,449
                                                                                  -------------------- --------------------
Commitments and contingencies (Note 7)

Shareholders' equity
   Common stock, no par value, 75 million shares authorized, 14,602,312
   and 13,387,042 shares issued and outstanding                                               105,136               98,686
   Warrants                                                                                        57                  338
   Foreign currency translation adjustment                                                     (1,081)                (107)
   Retained earnings                                                                           16,315               15,305
                                                                                  -------------------- --------------------
   Total shareholders' equity                                                                 120,427              114,222
                                                                                  -------------------- --------------------
   Total liabilities and shareholders' equity                                                $240,211             $186,671
                                                                                  -------------------- --------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Common Stock                                                  Retained
                                          -------------------------------
(In thousands)                                Shares              Amount        Warrants            Other        Earnings
----------------------------------------- --------------- --------------- --------------- ---------------- ---------------

Balances at December 31, 1994                     12,910         $90,186            $338             $(515)        $7,468
                                          --------------- --------------- --------------- ---------------- ---------------
Net income                                             -               -               -                -          11,151
Stock Issues:
   Public offering                                    75           1,351               -                -               -
   Options exercised and related tax                 161           2,291               -                -               -
   benefits
   Employee savings plan                              11             280               -                -
Dividends paid                                                                                                     (1,650)
Unrealized gain on investments                         -               -               -              236               -
Foreign currency translation                           -               -               -              137               -
                                          --------------- --------------- --------------- ---------------- ---------------
Balances at December 31, 1995                     13,157          94,108             338             (142)         16,969
                                          --------------- --------------- --------------- ---------------- ---------------
Net (loss)                                             -               -               -                -          (1,464)
Stock Issues:
   Options exercised and related tax                 199           3,480               -                -               -
   benefits
   Employee savings plan                              23             670               -                -               -
   Employee stock purchase plan                        8             428               -                -               -
Dividends paid                                         -               -               -                -            (200)
Unrealized loss on investments                         -               -               -             (158)              -
Foreign currency translation                           -               -               -              193               -
                                          --------------- --------------- --------------- ---------------- ---------------
Balances at December 31, 1996                     13,387          98,686             338             (107)         15,305
                                          --------------- --------------- --------------- ---------------- ---------------
Net income                                             -               -               -                -           1,010
Stock Issues:
   Options exercised and related tax                  57             827               -                -               -
benefits
   Employee savings plan                              44             935               -                -               -
   Employee stock purchase plan                       43             451               -                -               -
   Warrants exercised                                312           3,915             (281)              -               -
   DCI acquisition                                   759             322               -                -               -
Foreign currency translation                           -               -               -             (974)              -
                                          --------------- --------------- --------------- ---------------- ---------------
Balances at December 31, 1997                     14,602        $105,136             $57          $(1,081)        $16,315
                                          --------------- --------------- --------------- ---------------- ---------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                       1997            1996           1995
-------------------------------------------------------------------------- --------------- --------------- --------------
Operating Activities
Net income (loss)                                                                  $1,010          $(1,464)      $11,151
Noncash charges (credits) to income:
   Depreciation and amortization                                                   16,781          10,522          8,370
   Deferred income tax                                                                107          (1,545)           758
   Equity in affiliates, net                                                         (879)            (50)             -
Changes in operating accounts, net of acquisitions:
   Accounts receivable                                                            (19,158)         (4,151)        (9,659)
   Inventories                                                                      3,194         (17,114)        (5,509)
   Accounts payable and accrued expenses                                            7,107           3,631          3,935
   Wages and benefits payable                                                       5,177            (510)           744
   Deferred revenue                                                                    (8)         (1,439)           857
   Long-term contracts receivable                                                 (18,377)         (1,305)             -
   Other, net                                                                       1,828          (3,437)           579
                                                                           --------------- --------------- --------------
Cash provided (used) by operating activities                                       (3,218)        (16,862)        11,226

Investing Activities
Change in short-term investments                                                        -          25,074          5,614
Acquisition of property, plant and equipment                                       (9,329)        (27,500)       (16,584)
Acquisition of equipment used in outsourcing                                      (27,478)        (17,254)        (2,396)
Proceeds from sale of equipment used in outsourcing                                 3,035               -              -
Proceeds from sale of business interest                                             1,000               -              -
Acquisitions of intangibles and patent defense costs                               (1,703)         (4,728)        (3,808)
Other, net                                                                            410            (441)          (283)
                                                                           --------------- --------------- --------------
Cash used by investing activities                                                 (34,065)        (24,849)       (17,457)
Financing Activities
Change in short-term borrowings, net                                              (31,502)         33,062              -
Issuance of convertible subordinated debt                                          63,400               -              -
Debt issuance costs                                                                (2,355)              -              -
Project financing                                                                   2,414               -              -
Issuance of common stock                                                            6,169           4,578          3,642
Dividends paid                                                                          -            (200)        (1,650)
Other, net                                                                            (63)             41           (288)
                                                                           --------------- --------------- --------------
Cash provided by financing activities                                              38,063          37,481          1,704
                                                                           --------------- --------------- --------------
Increase (decrease) in cash and cash equivalents                                      780          (4,230)        (4,527)
                                                                           --------------- --------------- --------------
Cash and cash equivalents at beginning of period                                    2,243           6,473         11,000
                                                                           --------------- --------------- --------------
Cash and cash equivalents at end of period                                         $3,023          $2,243         $6,473
                                                                           --------------- --------------- --------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
         Itron, Inc. (the "Company") is a leading global provider to the utility industry of solutions for collecting, communicating and analyzing electric, gas and water usage data. The Company designs, develops, manufactures, markets, sells, installs and services hardware, software and integrated systems for handheld computer-based electronic meter reading (EMR) and automatic meter reading (AMR).

Basis of Consolidation
         The consolidated financial statements include the accounts of Itron, Inc. and its wholly owned subsidiaries. As described in Note 5, on March 25, 1996, Utility Translation Systems, Inc. ("UTS"), which was acquired in a pooling-of-interests transaction, became a wholly owned subsidiary of the Company. These consolidated financial statements reflect the combined financial position and operating results of Itron and UTS for all periods presented. All significant intercompany transactions and balances are eliminated. Investments in affiliates are accounted for using the equity method.

Cash and Cash Equivalents
         The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-Term Investments
         The Company's short-term investments are classified as available-for-sale and are recorded at market value. Investments are accounted for on a trade date basis and market value is based upon quoted market prices for each security. Realized gains and losses are determined on a security-by-security basis (the specific identification method). Unrealized holding gains and losses, net of any tax effect, are recorded as a component of shareholders' equity.

Inventories
         Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance.

Property, Plant and Equipment
         Property and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter, using the straight-line method. Equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract, generally 15 years. Plant is depreciated over 30 years using the straight-line method. The carrying value of property, plant and equipment is reviewed on a regular basis for impairment. The Company capitalizes interest as a component of the cost of property, plant and equipment constructed for its own use. In 1997 and 1996 total interest expense was $5.2 million and $1.4 million, respectively, of which $994,000 and $533,000, respectively, was capitalized. There was no interest capitalized in 1995.

Intangible Assets
         Goodwill represents the excess cost of acquired businesses over the fair value of their net assets and is amortized using the straight-line method over periods ranging from three to 20 years. Patents, distribution and product rights are amortized using the straight-line method over their remaining lives of three to 17 years. Capitalized software includes costs incurred subsequent to the establishment of technological feasibility of the related product and is amortized using the straight-line method for a period not to exceed five years. Management regularly reviews the carrying value of intangible assets for impairment.



Warranty
         The Company offers standard warranty terms on its product sales. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The noncurrent warranty reserve covers future expected costs of testing and replacement of radio meter module batteries. Warranty expense was $3.8 million in 1997, $3.1 million in 1996, and $1.8 million in 1995.

Income Taxes
         The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Management believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of its deferred tax asset.

Foreign Exchange
         The consolidated financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using an average rate for the related reporting period. Translation adjustments resulting from this process are a component of shareholders' equity.

Revenue Recognition
         System sales: Revenues from hardware sales and software licenses are generally recognized upon shipment. Service revenues are recognized ratably over the periods covered by the service contracts, or as the services are performed. Revenues for shipments or post-sale maintenance not yet billed are included in accounts receivable or other noncurrent assets depending on the expected period of collection. Deferred revenue is recorded for products or services which have been paid for by a customer but have not yet been provided.

         Large custom systems and outsourcing contracts: Large custom systems include those in which there is a substantial amount of custom software development. Outsourcing services may encompass the installation, operation and/or maintenance of meter reading systems to provide meter information to a utility for billing and management purposes. Revenues are recognized using the cost-to-cost, percentage-of-completion long-term contract method of accounting. Under this method, revenues reported during a period are based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management believes costs incurred are the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and other indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenues from large custom systems and outsourcing revenues that are recognized in excess of amounts billed, are included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection.

Earnings Per Common Share
         Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of "in the money" outstanding stock options and warrants using the "treasury stock" method and convertible subordinated debt using the "if converted" method, to the extent the use of these methods are not anti-dilutive. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" effective December 31, 1997. The Statement requires the calculation and disclosure of basic and diluted earnings per share. All prior period earnings per share and average shares outstanding data has been restated to reflect the adoption of this statement.



Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses the cost-to-cost, percentage-of-completion method of long-term contract accounting which requires the Company to estimate the total cost of providing outsourcing and other services over long periods of time, typically 15 years. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Reclassifications
         Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with 1997 presentation.

Note 2: Balance Sheet Components

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                 1997                    1996
---------------------------------------------------------------------------- ----------------------- -----------------------
Accounts receivable
Trade (net of allowance for doubtful accounts of $752 and $752)                             $40,023                 $30,646
Unbilled revenue                                                                             21,419                  11,520
                                                                             ----------------------- -----------------------
Total accounts receivable                                                                   $61,442                 $42,166
                                                                             ----------------------- -----------------------
Inventories
Material                                                                                    $14,418                 $22,687
Work in process                                                                               3,138                   1,570
Finished goods                                                                                7,304                   9,047
Field inventories awaiting installation                                                       5,178                   1,342
                                                                             ----------------------- -----------------------
Total manufacturing inventories                                                              30,038                  34,646
Service inventories                                                                           1,947                     533
                                                                             ----------------------- -----------------------
Total inventories                                                                           $31,985                 $35,179
                                                                             ----------------------- -----------------------
Property, plant and equipment
Machinery and equipment                                                                     $39,821                 $37,715
Equipment used in outsourcing                                                                44,093                  19,650
Computers and purchased software                                                             22,716                  21,535
Buildings, furniture and improvements                                                        21,191                  20,345
Land                                                                                          2,052                   2,078
                                                                             ----------------------- -----------------------
Total cost                                                                                  129,873                 101,323
Accumulated depreciation                                                                    (37,958)                (29,974)
                                                                             ----------------------- -----------------------
Property, plant and equipment, net                                                          $91,915                 $71,349

Intangible assets
Goodwill                                                                                    $16,991                 $16,991
Capitalized software                                                                          6,370                   6,370
Distribution and product rights                                                               3,308                   2,491
Patents                                                                                       5,706                   4,860
                                                                             ----------------------- -----------------------
Total cost                                                                                   32,375                  30,712
Accumulated amortization                                                                    (10,903)                  (7,368)
                                                                             ----------------------- -----------------------
Intangible assets, net                                                                      $21,472                 $23,344
                                                                             ----------------------- -----------------------

Note 3: Statement of Cash Flows Data


         Supplemental disclosure of cash flow information:

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     1997                     1996                      1995
---------------------------------------------- ------------------------- ------------------------ -------------------------
Income taxes paid                                                  $569                   $1,418                    $3,076
Interest paid                                                     3,580                    1,172                       197

Note 4: Notes Payable

Short-term Borrowings
         The Company may borrow up to $50 million under the terms of an unsecured revolving credit agreement with two banks. Interest rates depend on the form of borrowing and vary based on published rates. As of December 31, 1997 the weighted average interest rate was approximately 7.4%. Additionally, the Company is required to pay an annual facility fee of .05% of the total available loan commitment and a fee of .25% on the unused commitment. Any borrowings mature on May 31, 1998. The agreement contains covenants that require the Company to maintain certain minimum working capital and tangible net worth ratios and dollar limits with which the Company is in compliance.

Mortgage Notes Payable
         Long-term debt consists of the following:

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                1997                   1996
--------------------------------------------------------------------------- ----------------------- -----------------------
Secured mortgage note payable to a shareholder with interest only                           $5,600                 $5,600
payments of 7 1/2% until August 1, 1998 and then principal and interest payments of 9% until maturity on August 1, 2015.
Secured mortgage note payable to a shareholder with interest only                             $840                   $840
payments of 7 1/2% until June 1, 1999 and then principal and interest payments equal to 8 1/2% until maturity on June 1, 2019.

         The Company incurred the above notes in conjunction with the purchase of the Company's headquarters and additional manufacturing space in Spokane, Washington. Principal payments due under these notes are $12,000 in 1998, $46,000 in 1999, $61,000 in 2000, $66,000 in 2001, $72,000 in 2002 and $6.2
million thereafter.

Convertible Subordinated Debt

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1997                   1996
--------------------------------------------------------------------------- ----------------------- ----------------------
Unsecured, convertible subordinated notes                                                  $63,400                      -

         The Company completed a $63.4 million convertible subordinated note offering in March 1997. Interest of 6-3/4% on the notes is payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. The notes have no sinking fund requirements and are convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2000 at specified redemption prices.

Note 5: Fair Values of Financial Instruments

         Under SFAS No. 107, "Fair Value Disclosures about Financial Instruments," the Company is required to disclose the fair value of financial instruments when fair value can reasonably be estimated. The values provided are representative of fair values only as of December 31, 1997 and 1996 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may impact determination of fair value. The following methods and assumptions were used in estimating fair values:

         Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

         Long-term contracts receivable: The fair value of the non-current portion of long-term contracts receivable is based on the discounted value of expected future cash flows.

         Mortgage notes payable: The fair value is estimated based on the current borrowing rates available for similar issues.

         Convertible subordinated debt: The fair value is estimated based on the current trading activity of the notes.

                                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                           1997                                      1996
--------------------------------------- --------------------------------------- -------------------------------------------
                                            Carrying Amount          Fair Value   Carrying Amount               Fair Value

Cash and cash equivalents                            $3,023              $3,023            $2,243                   $2,243
Long-term contracts receivable                       11,119               9,736             1,187                    1,066
Mortgage notes payable                                6,440               6,897             6,440                    6,230
Convertible subordinated debt                        63,400              61,181                 -                        -

Note 6: Business Combinations

Design Concepts, Inc. (DCI)
         On May 2, 1997, the Company acquired Design Concepts, Inc. ("DCI"), an Idaho-based company that supplies outage detection, power quality monitoring and AMR systems which communicate collected data over telephone lines for electric meters. Pursuant to the Agreement and Plan of Merger dated April 30, 1997, (the "Merger Agreement"), the Company issued 759,297 shares of unregistered Itron common stock to the shareholders of DCI in exchange for all outstanding shares of DCI. Certificates representing 75,930 shares issued in the Merger were placed in escrow and are available to compensate Itron for any losses incurred by reason of any breach by DCI of the Merger Agreement. The escrow terminates on May 2, 1998 at which time any shares not subject to a disputed claim will be released to DCI shareholders.

         The Merger was accounted for as a pooling-of-interests transaction. Because DCI's results of operations and financial position were immaterial to the Company's financial statements, no restatement of prior periods has been made. Balances related to DCI have been included in the 1997 financial statements of the Company.

Utility Translation Systems (UTS)
         On March 25, 1996 the Company merged with UTS, a provider of software and support services that translates, communicates and analyzes energy consumption data. The Company issued 971,427 shares of unregistered Itron Common Stock to the shareholders of UTS in exchange for all of the outstanding shares of UTS. The Merger was accounted for as a pooling-of-interests.

Metscan
         In September 1995, the Company purchased the assets of Metscan, Inc., a manufacturer of telephone-based data collection technology for gas meters. Of the $4.6 million purchase price, $3.8 million was paid in cash at closing, with a $735,000 holdback pending settlement of potential warranty or other claims as of December 31, 1995. As of December 31, 1996 the entire amount of the holdback had been used to settle such warranties and claims. Approximately $2.3 million of the purchase price was allocated to tangible assets and the remaining $2.3 million to intangible assets which are being amortized over five years. The acquisition was accounted for as a purchase.

Note 7: Commitments and Contingencies

Commitments
         The Company has noncancelable operating leases for office, production and storage space expiring at various dates through June 2008. The Company's obligations under capital leases are insignificant. Future minimum payments required under operating leases at December 31, 1997 are $1.7 million in 1998, $1.7 million in 1999, $1.6 million in 2000, $1.2 million in 2001, $1.0 million in 2002 and $2.2 million thereafter.

         Total rent expense under noncancelable operating leases is as follows:

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                           1997                  1996                   1995
------------------------------------------------------- ---------------------- --------------------- ----------------------
Related parties                                                            $7                    $7                   $430
Unrelated parties                                                       1,616                 1,505                  1,396
                                                        ---------------------- --------------------- ----------------------
Total                                                                  $1,623                $1,512                 $1,826
                                                        ---------------------- --------------------- ----------------------

        In order to maintain certain distribution rights, the Company has agreed to purchase minimum quantities of components from various suppliers. Minimum purchase requirements under these agreements are approximately $7.4 million in 1998, $6.5 million in 1999, $5.1 million in 2000, $3.7 million in 2001 and $4.2 million in 2002. The Company believes these commitments are not in excess of anticipated requirements.

Contingencies
         The Company, together with certain directors and officers, is a defendant in two shareholder-initiated proposed class actions (one in Federal court and one in Washington State court) alleging securities and other statutory and common law violations arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company is also a defendant in a patent infringement lawsuit filed by CellNet Data Systems. The Company believes these actions are without merit and intends to vigorously defend against them. At this time, it is not possible to predict the ultimate outcome of these proceedings.

Note 8: Warrants

         At December 31, 1997 and 1996, the Company had outstanding warrants to purchase 62,500 and 375,000 shares, respectively, of common stock at $11.63 each. The remaining warrants at December 31, 1997 were granted in September 1990 at fair market value and expire in September 1998.

Note 9: Employee Benefits

         The Company has an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute on a tax-deferred basis up to 15% of their salary, 50% of which, subject to certain limitations, is matched by the Company by issuance of common stock. The expense for the Company's matching contribution was $1.1 million in 1997, $798,000 in 1996 and $310,000 in 1995. The Company does not offer post-employment or post-retirement benefits.

Note 10: Stock Based Compensation Plans

         At December 31, 1997, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the proforma amounts indicated below:

                                                                                                   Year Ended December 31,
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
(In thousands, except per share data)                                              1997              1996             1995
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Net income (loss)                                         As reported            $1,010           $(1,464)         $11,151
                                                             Proforma            (3,679)           (7,763)           8,232
Diluted earnings (loss) per share                         As reported               .07              (.11)             .81
                                                             Proforma              (.25)             (.58)             .60

         The weighted average fair value of options granted was $12.86, $18.64 and $11.74 for 1997, 1996 and 1995, respectively. The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                                       1997                   1996                  1995
----------------------------------------------------- ---------------------- ---------------------- ---------------------
Dividend yield                                                           0%                     0%                    0%
Expected volatility                                                     57%                    55%                   44%
Risk-free interest rate                                                6.5%                   6.2%                  6.4%
Expected life (years)                                                   6.0                    6.0                   4.8

         For  various  price  ranges,   weighted  average   characteristics   of
outstanding stock options at December 31, 1997 were as follows:

(Shares in thousands)                                      Outstanding Options                  Exercisable Options
---------------------------------------------- -------------------------------------------- -----------------------------
Range of                                             Shares      Remaining         Price          Shares          Price
Exercise Prices                                                 Life (years)
---------------------------------------------- -------------- --------------- ------------- --------------- --------------
$  .17 - 10.00                                           118            3.1          $4.98             108          $5.47
 10.01 - 20.00                                           922            7.8          17.31             505          15.97
 20.01 - 30.00                                         1,040            8.9          22.00             161          25.05
 30.01 - 58.75                                            16            8.3          53.35              13          58.16
                                               --------------                               --------------- --------------
                                                       2,096            8.1         $19.17             787         $17.10
                                               --------------                               --------------- --------------

1989 Restated Stock Option Plan
         Under the Company's 1989 Restated Stock Option Plan, options to purchase shares of common stock have been granted to directors and employees at prices no less than the fair market value on the date of grant. Options outstanding under the plan become fully exercisable within three or four years from the date granted and terminate ten years from the date granted. Qualified and nonqualified options are exercisable at prices ranging from $.17 to $51.19 per share. The price range of options exercised was $.86 to $24.25 in 1997, $2.91 to $24.50 in 1996 and $2.91 to $17.88 in 1995. At December 31, 1997, there were 3,177,995 shares of unissued common stock reserved for issuance under the plan, of which options for the purchase of 1,179,239 shares were available for future grants. Share amounts (in thousands) and weighted-average exercise prices are as follows:

                                                                                                 Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                   1997                       1996                       1995
--------------------------------------- --------------------------- -------------------------- --------------------------
                                             Shares          Price        Shares        Price        Shares        Price
--------------------------------------- ------------ -------------- ------------- ------------ ------------- ------------
Outstanding at beginning of year              1,267         $17.24         1,038       $17.36           864       $11.52
Granted                                         843          21.29         1,016        31.34           412        25.47
Exercised                                       (57)         10.98          (152)       11.56          (159)       8.50
Canceled                                        (54)         23.27          (635)       41.38           (79)      13.64
                                         ------------               -------------              -------------
Outstanding at end of year                    1,999         $18.78         1,267       $17.24         1,038       $17.36
                                         ------------               -------------              -------------
Options exercisable at year end                 690         $15.69           483       $13.44           411       $10.01

1992 Stock Option Plan for Nonemployee Directors
         The Company's 1992 Stock Option Plan for Nonemployee Directors provides for the annual grant of nonqualified options to purchase 2,000 shares of common stock to nonemployee directors of the Company at an exercise price that is not less than the fair market value per share at the date of grant. Outstanding options granted under the plan are exercisable at prices ranging from $13.50 to $58.75 per share. The options granted are fully vested and immediately exercisable. At December 31, 1997, there were 153,000 shares of unissued common stock reserved for issuance under the plan, of which options for the purchase of 56,000 shares were available for future grant. Share amounts (in thousands) and weighted-average exercise prices are as follows:

                                                                                                 Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                    1997                      1996                       1995
----------------------------------------- ------------------------- -------------------------- --------------------------
                                               Shares        Price        Shares        Price       Shares         Price
----------------------------------------- ------------ ------------ ------------- ------------ ------------ -------------
Outstanding at beginning of year                   85       $28.14            87       $22.92           19        $16.47
Granted                                            12        19.88            12        58.75           70         24.50
Exercised                                           -            -           (14)       21.96           (2)        17.00
                                          ------------              -------------              ------------
Outstanding at end of year                         97       $27.11            85       $28.14           87        $22.92
                                          ------------              -------------              ------------
Options exercisable at year end                    97       $27.11            85       $28.14           87        $22.92


Employee Stock Purchase Plan
         Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 80,000 shares of common stock to its eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of the Company's Common Stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of the Company's Common Stock. The purchase price of the Common Stock is 85% of the fair market value of the stock as defined in the Plan. Approximately 27% of eligible employees have participated in the Plan since its inception on July 1, 1996. Under the Plan the Company sold 43,057 shares to employees in 1997 and 8,331 shares in 1996.

Note 11: Shareholder Rights Plan

         The Company adopted a Shareholder Rights Plan and in November 1993 declared a dividend of one common share purchase right (a "Right") for each outstanding share of the Company's Common Stock. Under certain conditions, each Right may be exercised to purchase one share of Common Stock at a purchase price of $135 per share, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 15% or more of the outstanding shares of the Company's Common Stock (excluding certain persons who owned more than 15% of the Common Stock when the Shareholder Rights Plan was adopted). If a person or group acquires 15% or more of the then outstanding shares of Common Stock, each Right will entitle its holder to receive, upon exercise, Common Stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company's common shares having a market value of twice the Right's exercise price. The Company is entitled to redeem the Rights at $.001 per Right at any time prior to the earlier of the expiration of the Rights in July 2002 or the time that a person has acquired a 15% position. The Rights do not have voting or distribution rights, and until they become exercisable they have no effect on the Company's earnings.

Note 12: Income Taxes

         A reconciliation of income taxes at the U.S. Federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Expected federal income tax (benefit)                                              $572             $(747)          $5,740
State income taxes                                                                   89               (19)             533
Goodwill amortization                                                               302               309              349
Exempt interest                                                                       -              (152)            (593)
Foreign sales corporation                                                          (107)              (68)             (49)
Tax credits                                                                        (348)             (762)            (433)
Foreign operations                                                                 (174)               59             (234)
UTS acquisition                                                                     152               376             (372)
Meals and entertainment                                                             134               243              132
Other, net                                                                            5                91              177
Provision (benefit) for income taxes                                               $625             $(670)          $5,250


The domestic and foreign components of income before taxes were:

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------- ----------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Domestic                                                                         $2,965            $1,525          $15,507
Foreign                                                                          (1,330)           (3,659)             894
                                                                       ----------------- ----------------- ----------------
Income (loss) before income taxes                                                $1,635           $(2,134)         $16,401
                                                                       ----------------- ----------------- ----------------

The provision for income taxes consists of the following:                                          Year Ended December 31,
---------------------------------------------------------------------- ----------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Current:
Federal                                                                            $331              $678           $4,104
State and local                                                                     133               197              388
Foreign                                                                              54                 -                -
Total current                                                                       518               875            4,492
Deferred:
Federal                                                                             762              (844)           1,033
State and local                                                                      38               130             (275)
Foreign                                                                            (693)             (831)               -
                                                                       ----------------- ----------------- ----------------
Total deferred                                                                      107            (1,545)             758
                                                                       ----------------- ----------------- ----------------
Total provision (benefit) for income taxes                                         $625             $(670)          $5,250
                                                                       ----------------- ----------------- ----------------

The components of the provision (benefit) for deferred income taxes are:                           Year Ended December 31,
-------------------------------------------------------------------------------------- ------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Tax credits and loss carryforwards                                              $(4,979)          $(1,440)            $370
Accrued expenses                                                                   (866)             (865)            (442)
Acquisitions                                                                         16               375                -
Depreciation and amortization                                                     1,496               981             (289)
Inventory                                                                         (218)            (1,270)            (257)
Long-term contracts                                                               4,643               712            1,384
Other, net                                                                           15               (38)              (8)
                                                                       ----------------- ----------------- ----------------
Total deferred income taxes                                                        $107           $(1,545)            $758
                                                                       ----------------- ----------------- ----------------

Deferred income taxes consisted of the following:                                                             December 31,
---------------------------------------------------------------------- ----------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Deferred tax asset:
Tax credits                                                                      $4,999            $3,765           $3,145
Loss carryforwards                                                                4,589               844                -
Accrued expenses                                                                  4,033             3,167            1,707
Inventory valuation                                                               2,175             1,957              622
Other, net                                                                           97               112              278
                                                                       ----------------- ----------------- ----------------
Total deferred tax asset                                                         15,893             9,845            5,752
Deferred tax liability:
Acquisitions                                                                       (391)             (375)               -
Depreciation and amortization                                                    (4,469)           (2,973)          (2,896)
Long term contracts                                                              (6,739)           (2,096)               -
Total deferred tax liability                                                    (11,599)           (5,444)          (2,896)
                                                                       ----------------- ----------------- ----------------
Net deferred tax asset                                                           $4,294            $4,401           $2,856
                                                                       ----------------- ----------------- ----------------

         Valuation  allowances of $70,000 and  $1,616,000 in 1997,  $129,000 and
$802,000 in 1996 and $35,000 and $379,000 in 1995, were provided for capital loss carryforwards and foreign net operating loss carryforwards, respectively, for which the Company may not receive future benefits.

  The Company has research and development tax credits and net operating loss carryforwards available to offset future income tax liabilities. The tax credits of $4.8 million and the loss carryforwards of $4.6 million expire from 2004 - 2012, respectively. The Company also has alternative minimum tax credits, totaling $170,000 that are available to offset future tax liabilities indefinitely.

Note 13: Other Related Party Transactions

         Certain of the Company's customers are also shareholders with more than 10% ownership interest and/or hold positions on Itron's Board of Directors. Revenues from such customers were $4.8 million in 1997, $4.3 million in 1996, and $2.1 million in 1995. Accounts receivable from these customers were $1.1 million and $362,000 at December 31, 1997 and 1996 respectively. Interest expense related to notes payable to a shareholder was $483,000 in 1997, $456,000 in 1996 and $157,000 in 1995.

Note 14: Earnings Per Share and Capital Structure

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Weighted average shares outstanding                                              14,118            13,297           13,095
Effect of dilutive securities:
Warrants                                                                            107                 -              210
Stock options                                                                       337                 -              470
                                                                       ----------------- ----------------- ----------------
Weighted average shares outstanding assuming conversion                          14,562            13,297           13,775
                                                                       ----------------- ----------------- ----------------


         The Company has granted options to purchase common stock to directors, employees and other key personnel for fair market value on the date of grant. Additionally, the Company issued warrants in conjunction with a Private Placement in 1989 and 1990 for the formation of AMRplus Partners. The dilutive effect of these options and warrants is included for purposes of calculating dilutive earnings per share using the "treasury stock" method.

         The Company also has subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive when using the "if converted" method. There is no dilutive effect of securities in 1996 as the Company incurred a loss for the year and including the securities would have been anti-dilutive.

Note 15: Sale of Business Interest

         The Company incurred a loss of $1.1 million during 1997 related to business activities from a joint venture with a utility partner. Offsetting this loss was a gain from the sale to this partner of certain business activities previously performed by the joint venture, including meter shop services and utility meter reading services.

Note 16: Segment Information

         Summarized   information   regarding   the   Company's   domestic   and
international operations is as follows:

                                                                                                              Consolidated
(In thousands)                                                                 Domestic     International       Operations
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Year ended December 31, 1997
Revenue                                                                        $193,250           $22,867         $216,117
Income (loss) before income taxes                                                 4,075            (2,440)           1,635
Identifiable assets                                                             231,062             9,149          240,211

Year ended December 31, 1996
Revenue                                                                         162,494           $15,090         $177,584
Income (loss) before income taxes                                                 6,009            (8,143)          (2,134)
Identifiable assets                                                             175,074            11,597          186,671

Year ended December 31, 1995
Revenue                                                                        $134,111           $27,224         $161,335
Income (loss) before income taxes                                                18,020            (1,619)          16,401
Identifiable assets                                                             139,223            10,495          149,718

         Domestic   information   includes   the  United   States  and   Canada.
Approximately 8% of 1997, 22% of 1996 and 14% of 1995 consolidated revenue relates to a contract with a significant customer. International information includes wholly owned subsidiaries located in the United Kingdom, France and Australia as well as sales to international distributors, which were $9.7 million in 1997, $5.9 million in 1996 and $15.7 million in 1995. International revenue includes sales to customers located in Asia, Europe, Australia, Japan, Latin America, and the Middle East.

Note 17: Development Agreements

         The Company receives funding to develop certain products under joint development agreements with several companies. Intellectual property rights to such developed products remain with the Company. Funding received under these agreements is credited against product development expenses. The agreements provide for royalty payments by the Company if successful products are developed and sold. Additionally the Company is required to pay royalties on future sales of products incorporating certain AMR technologies.

         Funding received and royalty expense under these arrangements is as follows:

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     1997              1996             1995
---------------------------------------------------------------------- ----------------- ----------------- ----------------
Funding received                                                                   $731              $143             $657
Royalties paid                                                                    1,524             1,614           $1,889

Note 18: Quarterly Results (Unaudited)

         Quarterly results are as follows:

(In thousands, except per share data)                         Fourth Quarter   Third Quarter  Second Quarter  First Quarter
------------------------------------------------------------- --------------- --------------- --------------- -------------
1997 Statement of operations data:
Total revenues                                                        64,375         $58,427         $52,732       $40,583
Gross profit                                                          25,748          22,100          19,291        13,619
Net income (loss)                                                      3,301           1,643            (675)       (3,259)
Diluted earnings (loss) per share                                        .22            $.11           $(.05)        $(.24)
1996 Statement of operations data:
Total revenues                                                       $42,594         $38,743         $48,195       $48,052
Gross profit                                                          15,814          14,566          20,994        21,502
Net income (loss)                                                     (2,301)         (4,546)          2,355         3,028
Diluted earnings (loss) per share                                      $(.17)          $(.34)           $.17          $.21


Schedule II:  VALUATION AND QUALIFYING ACCOUNTS

(In thousands of dollars)                              Additions                                   Balance at end of period
                                       -------------------------------------------              ----------------------------
                                        Balance at    Charged to     Charged to
                                        beginning      costs and        other                                       Non
             Description                of period      expenses     accounts (1)    Deductions      Current       current
-------------------------------------- ------------- -------------- -------------- -------------- ------------ -------------
Year ended December 31, 1995:
   Inventory obsolescence                   1,365          2,121                         1,623        1,863
   Warranty                                 2,327          1,452                           794          882         2,103
   Allowance for doubtful accts.              302            327             78            198          509

Year ended December 31, 1996:
   Inventory obsolescence                   1,863          5,722                         3,454        4,131
   Warranty                                 2,985          2,664                         2,280        1,212         2,157
   Allowance for doubtful accts.              509            550                           307          752

Year ended December 31, 1997:
   Inventory obsolescence                   4,131          8,938                         8,528        4,541
   Warranty                                 3,369          7,600                         7,451        2,666           852
   Allowance for doubtful accts.              752            747                           745          754

(1) Additions charged to other accounts consist of reserves of acquired businesses.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1998 (the "1998 Proxy Statement") sets forth certain information with regard to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Item 11:  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 1998 Proxy Statement sets forth certain information (except for those sections captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph", which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1998 Proxy Statement sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" appearing in the 1998 Proxy Statement sets forth certain information with respect to the certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.


PART IV


Item 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

1)  List of Consolidated Financial Statements:

         The following consolidated financial statements of Itron, Inc. and its subsidiaries as contained in its 1997 Annual Report to Shareholders are incorporated in Part II, item 8.

            *  Consolidated Statements of Operations
            *  Consolidated Balance Sheets
            *  Consolidated Statements of Shareholders' Equity
            *  Consolidated Statements of Cash Flows
            *  Notes to Consolidated Financial Statements
            *  Independent Auditors' Report

2)  List of Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts

3)  Exhibits:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS

3.1               Restated Articles of Incorporation of the Registrant. (A)
                  (Exhibit 3.1)

3.2               Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

4.1 Rights Agreement between the Registrant and Chemical Trust Company of California dated as of July 15, 1992.
                  (A) (Exhibit 4.1)

4.2 Indenture dated as of March 12, 1997 between the and Chemical Trust Company of California, as trustee. *(I) (Exhibit 4.1)

10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto. *(D)(Exhibit 10.1)

10.2              Employment  Agreement  between the  Registrant and Johnny M.
                  Humphreys dated February 9, 1987, First Addendum dated November 22, 1988 and Second Addendum dated July 21, 1992. *(A) (Exhibit 10.2)

10.3 Form of Confidentiality Agreement normally entered into with employees. (A) (Exhibit 10.7)

10.4 Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996. (E) (Exhibit 10.4)

10.5              1989 Restated Stock Option Plan.(C) (Exhibit 10.7)

10.6              1992  Restated  Stock Option Plan for Nonemployee Directors.
                  (F)(G)

10.7              Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

10.8 Form of Class A Warrant Certificates for shares of Common Stock of the Registrant dated from July 10, 1989 to March 5, 1992, together between the company and BG Holding Inc. (Exhibit 10.8) (C)

10.10 Form of Indemnification Agreements between the Registrant and certain officers and directors. (D)(Exhibit 10.14)

10.11 Schedule of officers and directors who are parties to Indemnification Agreements (see Exhibit 10.10 hereto) with the Registrant.

10.12             Employment Agreement between the Registrant and Carl Robert
                  Aron dated  November  22,  1995.  * (D)   (Exhibit 10.15)

10.13 Second Amendment to Employment Agreement between the Registrant and Carl Robert Aron dated December 17, 1997. *

10.14             Employment  Agreement  between the  Registrant  and David G.
                  Remington  dated  February 29, 1996. * (D)(Exhibit 10.16)

10.15 Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (B) (Exhibit 10.24).

10.16 Contract between the Registrant and Duquesne Light Company dated January 15, 1996. (DELTA) (D) (Exhibit 10.18)

10.17 Amendment No. 1 to Amended and Restated Utility Automated Meter Data Acquisition Lease and Services Agreement between the Registrant and Duquesne Light Company dated September 11, 1997. (DELTA) (H) (Exhibit 10)

10.18 Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995.(D)(Exhibit 10.19)

10.19 Loan Agreement between Itron, Inc. and Washington Trust Bank dated July 1, 1996, as amended January 15, 1997. (E)

10.20 Third Amendment to Employment Agreement between the Registrant and Carl Robert Aron dated March 20, 1997 *

11                Computation of Earnings per Share

12                Statement of Computation of Ratios

21.1              Subsidiaries of the Registrant

23.1              Independent Auditors' Consent

27.               Financial Data Schedule Fiscal year end 1997.


-------------------------------------------------------------------------------

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

(E) Incorporated by reference to designated exhibit included in the Company's 1996 Annual Report on Form 10-K filed on March 5, 1997.

(F) Incorporated by reference to Appendix A to the Company's designated Proxy Statement dated April 4, 1997 for its annual meeting of shareholders held on April 29, 1997.

(G) Incorporated by reference to Appendix A to the Company's designated Proxy Statement dated April 1, 1995 for its annual meeting of shareholders held in April 25, 1995.

(H) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(I) Incorporated by reference to designated exhibit included in the Company's 1996 Annual Report on Form 8-K dated March 18, 1997.

*        Management contract or compensatory plan or arrangement.

(DELTA) Confidential treatment requested for a portion of this agreement.


4)  Reports on Form 8-K:

         A current report on Form 8-K, dated November 14, 1997, was filed during the fourth quarter of 1997 regarding an amendment to the agreement with Duquesne Light Company.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 30th day of March 1998.

                                                 ITRON, INC.

                                                 By      /s/DAVID G. REMINGTON
                                                 -----------------------------
                                                         David G. Remington
                                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 30th day of March, 1998.


Signature                                Title
---------                                -----


/s/PAUL A. REDMOND                       Chairman of the Board
-------------------------
Paul A. Redmond

/s/JOHNNY M. HUMPHREYS                   President, Chief Executive Officer and
-------------------------                Director (Principal Executive Officer)
Johnny M. Humphreys

/s/DAVID G. REMINGTON                    Chief Financial Officer (Principal
-------------------------                Financial and Accounting Officer)
David G. Remington

/s/MICHAEL B. BRACY                      Director
-------------------------
Michael B. Bracy

/s/TED C. DEMERRITT                      Director
-------------------------
Ted C. DeMerritt

/s/JON E. ELIASSEN                       Director
-------------------------
Jon E. Eliassen

/s/MARY ANN PETERS                       Director
-------------------------
Mary Ann Peters

/s/GRAHAM M. WILSON                      Director
-------------------------
 Graham M. Wilson

/s/STUART E. WHITE                       Director
 Stuart E. White