Form 10-Q
period 1998-03-31
ITRON INC /WA/
filed 1998-05-15
CIK 780571

Part 1: Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                                                      Three months ended March 31,

                                                                                        1998             1997
                                                                                    ---------------   -------------
          Revenues
              AMR systems                                                               $50,356         $25,260
              Handheld systems                                                            9,680           9,560
              Outsourcing                                                                 3,672           5,763
                                                                                     ---------------   -------------
              Total revenues                                                             63,708          40,583

          Cost of revenues
              AMR systems                                                                34,768          15,154
              Handheld systems                                                            5,125           6,969
              Outsourcing                                                                 3,020           4,841
                                                                                    ---------------   -------------
           Total cost of revenues                                                        42,913          26,964

          Gross profit                                                                   20,795          13,619

          Operating expenses
              Sales and marketing                                                        6,594            7,525
              Product development                                                        8,923            7,329
              General and administrative                                                 3,017            2,424
              Amortization of intangibles                                                  591              537
                                                                                    -------------    ---------------
              Total operating expenses                                                  19,125           17,815

          Operating income (loss)                                                        1,670           (4,196)
          Interest and other, net                                                       (1,417)          (1,063)
                                                                                    ---------------   -------------

          Income (loss) before income taxes                                                253           (5,259)
          Benefit (provision) for income taxes                                            (100)           2,000
                                                                                    ---------------   ------------
          Net income (loss)                                                            $    153        $ (3,259)
                                                                                    ===============   =============

          Basic earnings (loss) per share                                              $   0.01        $  (0.24)
                                                                                    ===============   =============
          Diluted earnings (loss) per share                                            $   0.01        $  (0.24)
                                                                                    ===============   =============

          Weighted average shares outstanding                                            14,631          13,419
          Diluted shares outstanding                                                     14,852          13,419


     The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                                                      March 31,      December 31,
                                                                                        1998             1997
                                                                                    --------------   --------------
Assets
Current assets
   Cash and cash equivalents                                                          $   1,721        $   3,023
   Accounts receivable, net                                                              68,029           61,442
   Current portion of long-term contracts receivable                                      9,702            8,445
   Inventories                                                                           25,771           31,985
   Deferred income taxes, net                                                             5,568            5,668
   Other                                                                                  3,050            1,888
                                                                                    --------------   --------------
   Total current assets                                                                 113,841          112,451

Property and equipment, net                                                              48,745           49,067
Equipment used in outsourcing, net                                                       46,650           42,848
Intangible assets, net                                                                   21,057           21,472
Long-term contracts receivable                                                           12,196           11,119
Other                                                                                     3,488            3,254
                                                                                    --------------   --------------
Total assets                                                                           $245,977         $240,211
                                                                                    ==============   ==============

Liabilities and shareholders' equity
Current liabilities
   Short-term borrowings                                                              $  14,499        $   1,560
   Accounts payable and accrued expenses                                                 21,822           26,644
   Wages & benefits payable                                                               5,985            9,181
   Deferred revenue                                                                       6,504            6,759
                                                                                    --------------  ---------------
   Total current liabilities                                                             48,810           44,144

Convertible subordinated debt                                                            63,400           63,400
Mortgage notes payable                                                                    6,440            6,440
Project financing                                                                         2,414            2,414
Warranty and other obligations                                                            3,935            3,386
                                                                                    --------------  ---------------
  Total noncurrent liabilities                                                           76,189           75,640

Shareholders' equity
   Common stock                                                                         105,736          105,193
   Retained earnings                                                                     16,468           16,315
   Other                                                                                (1,226)          (1,081)
                                                                                   --------------  ---------------

   Total shareholders' equity                                                           120,978          120,427
                                                                                    --------------   --------------

Total liabilities and shareholders' equity                                             $245,977         $240,211
                                                                                    ==============   ==============


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                    Three months ended March 31,
                                                                                        1998             1997
                                                                                    --------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                                                      $    153       $  (3,259)


Noncash charges (credits) to income:
     Depreciation and amortization                                                        4,657           3,774
     Deferred income taxes                                                                  160          (1,994)

Changes in operating accounts, net of acquisitions:
     Accounts receivable                                                                 (7,731)          7,514
     Long-term contracts receivable                                                      (2,334)         (5,447)
     Inventories                                                                          6,214           3,269
     Accounts payable and accrued expenses                                               (3,678)         (1,339)
     Wages and benefits payable                                                          (3,196)           (144)
     Deferred revenue                                                                      (255)           (145)
     Other, net                                                                          (1,300)          1,508
                                                                                    --------------   -------------
       Cash provided (used) by operating activities                                      (7,310)          3,737

INVESTING ACTIVITIES
Acquisition of property, plant  and equipment                                            (2,737)         (2,894)
Acquisition of equipment used in outsourcing                                             (4,504)         (8,864)
Acquisitions of intangibles and patent defense costs                                       (481)            (60)
Other, net                                                                                 (287)            (13)
                                                                                    --------------   -------------
      Cash used by investing activities                                                   (8,009)        (11,831)

FINANCING ACTIVITIES
Short-term borrowings, net                                                               12,939         (33,062)
Convertible subordinated debt                                                               -            57,800
Issuance of common stock                                                                    543              52
Other, net                                                                                  535             (17)
                                                                                    --------------   -------------
      Cash provided by financing activities                                               14,017          24,773
                                                                                    --------------   -------------
Increase(decrease)in cash and cash equivalents                                           (1,302)         16,679

Cash and cash equivalents at beginning of period                                          3,023           2,243
                                                                                    --------------   -------------

Cash and cash equivalents at end of period                                            $   1,721        $ 18,922
                                                                                    ==============   =============


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month period ended March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

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

The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.


Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                                March 31,      December 31,
                                                                                        1998             1997
                                                                                    --------------   ------------
Material                                                                                $13,579        $14,418
Work in process                                                                           1,770          3,138
Finished goods                                                                            7,246          7,304
Field inventories awaiting installation                                                     927          5,178
                                                                                    --------------   ------------
Total manufacturing inventories                                                          23,522         30,038
Service                                                                                   2,249          1,947
                                                                                    --------------   ------------
Total inventories                                                                       $25,771        $31,985
                                                                                    ==============   ============


Note 3:  Impact of Recent Accounting Pronouncements

Comprehensive Income
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income," that establishes new rules for reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on foreign currency translation adjustments be included in other comprehensive income, which prior to adoption were reported separately in stockholders' equity. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                                    Three months ended March 31,
                                                                                        1998             1997
                                                                                    --------------   -------------
Income (loss) attributable to common shareholders                                          $153        $(3,259)
Foreign Currency translation adjustment                                           (87)           (10)
                                                                                    --------------   -------------

Comprehensive income                                                                        $66        $(3,269)
                                                                                    ==============   =============

Segment Reporting
The Company will adopt Statement of Financial Accounting Standards No. 131, (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," effective December 31, 1998. SFAS 131 relates to the nature and disclosure of business segment results and financial position and is not expected to have a significant impact on the Company's financial statements.

Note 4:  Contingencies

The Company, together with certain directors and officers, is a defendant in two shareholder-initiated proposed class actions (one in Federal court and one in Washington State court), alleging securities and other statutory and common law violations arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company is also a defendant in a patent infringement lawsuit filed by CellNet Data Systems. The Company believes these actions are without merit and intends to vigorously defend against them. At this time, it is not possible to predict the ultimate outcome of these proceedings.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table summarizes the major components of operating income for the three months ended March 31, 1998 and 1997, and changes between those two periods:

                                                                     Percentage of Total Revenue
                                                                     ---------------------------
Three months ended March 31,                                            1998            1997           % Change
------------------------------------------------------------------ ---------------  --------------  --------------
Revenues
    AMR systems                                                           79%             62%              99%
    Handheld systems                                                      15%             24%               1%
    Outsourcing                                                            6%             14%             (36%)
                                                                  ---------------  --------------
    Total revenues                                                       100%            100%              57%

Cost of revenues
    AMR systems                                                           69%             60%             129%
    Handheld systems                                                      53%             73%             (26%)
    Outsourcing                                                           82%             84%             (38%)
                                                                  ---------------  --------------
    Total cost of revenues                                                67%             66%              59%

Gross profit                                                              33%             34%              53%

Operating expenses
    Sales and marketing                                                   10%             19%             (12%)
    Product development                                                   14%             18%              22%
    General and administrative                                             5%              6%              24%
    Amortization of intangibles                                            1%              1%              10%
                                                                  ---------------  --------------
    Total operating expenses                                              30%             44%               7%

Operating income                                                           3%            (10%)            140%
                                                                  ===============  ==============


Revenues
     The Company's total revenues increased $23.1 million, or 57%, to $63.7 million in the first quarter of 1998 from $40.6 million in the first quarter of 1997. AMR systems revenues nearly doubled in the quarter ended March 31, 1998 over the comparable quarter in 1997. Total meter module shipments for the current quarter exceeded 650,000 units, all of which were shipped under sales contracts. This compares to approximately 425,000 units shipped under sales contracts in the prior year's quarter, and 200,000 units shipped under outsourcing agreements. Equipment shipped and installed under a large fixed network system contract booked in 1997 generated approximately 60% of the quarter-to-quarter revenue growth. Shipments and installations of water meter modules for a single multi-year contract, also awarded in 1997, and slightly higher international AMR sales, accounted for most of the remaining revenue growth. The Company expects that AMR sales will grow over the longer term. However, much of the expected growth in AMR continues to be dependent upon the timing and resolution of industry regulatory reform issues in the United States, mergers and acquisitions in the utility industry, development of international markets, and various other factors.

Handheld systems revenue was level to the prior year's quarter at $9.7 million. However, the mix of revenues was quite different in the 1998 quarter. The first quarter of 1997 included significant handheld shipments to a Korean customer. Shipments to that customer were completed late in 1997. The absence of similar international handheld shipments in the 1998 quarter was offset by higher domestic revenues. The Company believes that handheld systems revenues will continue to decline as a percentage of total revenues as more utilities adopt and expand AMR system deployments. Future handheld systems revenues are expected to be derived primarily from domestic upgrade and replacement business and further penetration into international markets.

Outsourcing revenues declined 36% from $5.8 million in the 1997 quarter to $3.7 million in the 1998 quarter. Lower installation related expenses at Duquesne Light Company ("Duquesne"), which is substantially complete, resulted in lower reported revenues. At March 31, 1998, Itron had installed approximately 550,000 meter modules for this project out of an expected total of 615,000 modules. The Company's agreement with Duquesne provides for certain one-time monetary penalties for failure to meet specified milestones, including certain milestones that are designated as critical. There is one remaining critical milestone. The maximum penalty, should the Company fail to meet that milestone, is $10 million. The Company believes it will fully satisfy the future critical milestone. In addition, there is one remaining non-critical milestone that carries a $2 million penality should the company fail to meet that milestone. (For additional information see "Amended Duquesne Agreement," an exhibit to the Company's Form 10-Q filed on November 14, 1997, and "Description of Business--Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.) Outsourcing revenues are expected to decrease in 1998 from the level experienced in 1997, both in terms of absolute dollars and as a percentage of total revenues, as the Company did not sign any new outsourcing contracts during 1997.

Cost of Revenues
Gross margin of 33% of revenues for the current quarter was slightly less than 1997's first quarter of 34%. AMR gross margins declined to 31% from 40% in the prior year's quarter due to a higher mix of fixed network revenues and a higher level of installation activities instead of product sales. Lower margins on fixed network products are caused, in part, by the early life cycle status of those products. Handheld systems gross margin increased to 47% of revenues due primarily to a lower mix of international business. Outsourcing gross margins remained approximately level for the comparative quarters. The Company expects overall gross margins for the full year 1998 may be slightly less than 1997 as a result of the large fixed network AMR order at below-average margin in 1998. Future gross margins may be affected by competitive price pressure, the Company's ability to utilize existing manufacturing capacity, the mix and volumes of meter modules shipped, the risks inherent in cost estimation for outsourcing contracts, potential performance-related contractual penalties and other factors.


Operating Expenses
Sales and marketing expenses of $6.6 million for the three month period ended March 31, 1998, decreased 12% from the comparable period in 1997 and also decreased as a percentage of revenue. Last year's first quarter sales and marketing expenses were unusually high from non-recurring consulting services. The Company expects that sales and marketing expenses will remain at approximately 10% to 12% of total revenues for the remainder of the year.

Product development expenses of $8.9 million in the current quarter increased $1.6 million, or 22%, from the comparable quarter in 1997, but decreased as a percentage of revenues from 18% to 14%. The increased expenses for the 1998 quarter were due to the acquisition of DCI in 1997, and a higher level of development activities for products for the commercial and industrial segment of the utility marketplace. The Company expects that 1998 product development expenses will remain at approximately 13% to 15% of total revenues for the remainder of the year.

General and administrative expenses of $3 million for the three months ended March 31, 1998, increased approximately $600,000, or 24%, over the first quarter of 1997, but decreased as a percentage of total revenues from 6% to 5%. The higher level of expenses resulted from the inclusion of DCI for the full quarter in 1998 and increased investments in corporate support functions. General and administrative expenses are expected to remain at 5% to 6% of total revenues for the remainder of the year.

Amortization of intangibles increased slightly in the 1998 quarter and are expected to remain approximately level over the remainder of the year.


Interest and Other, Net
Net interest expense increased to $1.3 million for the first quarter of 1998 as compared to $1.0 million in the 1997 quarter from the full quarter affect of the $63.4 million subordinated debt offering completed in March and April of 1997, and from the project financing initially received in mid-1997. Interest capitalized in the first quarter of 1998 was $270,000 compared to $217,000 capitalized in the first quarter of 1997. Capitalized interest relates to construction costs for outsourcing agreements. The Company expects net interest expense to gradually increase over the course of the year, as outsourcing installations near completion, resulting in lower interest capitalization, and from expected additional drawings on the project financing facility.


Income Taxes
The income tax provision for the current quarter was slightly less than 40% of pre-tax income compared to a tax benefit percentage of 38% in the first quarter of 1997. The Company's tax rate may vary because of varying foreign operating results, changes in tax jurisdictions in which the Company operates, and changes in tax legislation.

FINANCIAL CONDITION

Cash required for operating activities was $7.3 million for the first quarter of 1998 compared to cash provided from operating activities of $3.7 million in last year's first quarter. The shift in operating cash for the comparative quarters resulted primarily from increased accounts receivable. Most of this increase was due to a higher level of current year turnkey installations, which typically have deferred billing terms. The increase in the current portion of long-term contracts receivable caused by an excess of revenue recognition for outsourcing contracts over actual billings. Outsourcing revenues are recognized using the percentage-of-completion method of accounting while billing occurs when meters are read. Payment of 1997 performance incentives were also made in the first quarter of 1998.

Investments totaled $8.0 million during the 1998 quarter, down from $11.8 million in the prior year's quarter due to a slowing of equipment needed for outsourcing installations. Overall 1998 investments are expected to be less than the full year 1997 as outsourcing installations near completion.

Financing activities for the first quarter of 1998 consisted mostly of drawings on the Company's bank line of credit. Financing sources in the 1997 quarter included proceeds from the initial sale of the Company's $63.4 million subordinated debt.

Existing sources of liquidity at March 31, 1998 include $1.7 million of existing cash and cash equivalents and approximately $35 million of available borrowings under the Company's bank line of credit. The Company expects to renew this agreement upon its expiration on May 31, 1998. Cash requirements for the remainder of 1998 are expected to be provided from the bank line of credit, from operations, and from an existing project financing facility. The Company believes these sources of liquidity are sufficient to fund its operations for the next twelve months.


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

Part 2:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ITRON, INC.
                                   (Registrant)



                           By:     /s/ DAVID G. REMINGTON
                                   --------------------------------
                                   David G. Remington
                                   Vice President and Chief Financial Officer
                                   (Authorized Officer and Principal Financial
                                    Officer)


Date:  May 15, 1998