Form 10-Q/A
period 1998-03-31
ITRON INC /WA/
filed 1998-06-16
CIK 780571

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                               Yes__X__       No____

     As of April 30, 1998, there were outstanding 14,695,476 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


===============================================================================

                                   ITRON, INC.


                                      INDEX




Part 1:  Financial Information                                             Page

         Item 1:  Financial Statements (Unaudited)

                  Consolidated Statements
                  of Operations..............................................1

                  Consolidated Balance Sheets................................2

                  Consolidated Statements of Cash Flows......................3

                  Notes to Consolidated Financial Statements.................4

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............6-8

Part 2:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K...........................9

         Signature..........................................................10

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