Form 10-Q
period 1998-06-30
ITRON INC /WA/
filed 1998-08-14
CIK 780571

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

                  For the quarterly period ended June 30, 1998

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

     As of July 31, 1998, there were outstanding 14,667,729 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                   ITRON, INC.


                                      INDEX


Part 1:  Financial Information                                           Page

Item 1:  Financial Statements (Unaudited)

         Consolidated  Statements  of  Operations. . . . . . . . . . . . . 1

         Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . .2

         Consolidated  Statements  of Cash  Flows. . . . . . . . . . . . . 3

         Notes to Consolidated  Financial  Statements . . . . . . . . . .4-5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and  Results of  Operations  . . . . . . . . . . . . . . . . .  6-11

Part 2:  Other Information

Item 1:  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . 12

Item 4:  Submission  of Matters to a Vote of  Security  Holders . . . . . 12

Item 5:  Other  Information  . . . . . . . . . . . . . . . . . . . . . . .13

Item 6:  Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . 13

Signature  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                         Part 1: Financial Information

Item 1:  Financial Statements

                                                                         ITRON, INC.
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited, in thousands, except per share data)

                                                Three months ended June 30,        Six months ended June 30,
Revenues                                            1998             1997                1998             1997
                                             ------------     ------------       -------------   --------------
     AMR systems                                 $44,235          $32,644           $  94,591        $  57,904
     Handheld systems                             11,530           13,465              21,210           23,025
     Outsourcing                                   5,004            6,623               8,676           12,386
                                             ------------     ------------       -------------   --------------
     Total revenues                               60,769           52,732             124,477           93,315
Cost of revenues
     AMR systems                                  30,656           19,699              65,424           34,853
     Handheld systems                              5,991            9,101              11,116           16,070
     Outsourcing                                   4,154            4,641               7,174            9,482
                                             ------------     ------------       -------------   --------------
     Total costs of revenues                      40,801           33,441              83,714           60,405
                                             ------------     ------------       -------------   --------------

Gross profit                                      19,968           19,291              40,763           32,910

Operating expenses
   Sales and marketing                             6,976            7,060              13,570           14,585
   Product development                             8,997            8,073              17,920           15,402
   General and administrative                      3,287            3,277               6,304            5,701
   Amortization of intangibles                       588              540               1,179            1,077
                                             ------------     ------------       -------------   --------------
   Total operating expenses                       19,848           18,950              38,973           36,765
                                             ------------     ------------       -------------   --------------

Operating income (loss)                              120              341               1,790          (3,855)

Other expense
   Equity in affiliates                            (230)            (130)               (350)            (155)
   Interest, net                                 (1,636)          (1,196)             (2,933)          (2,234)
                                             ------------     ------------       -------------   --------------
   Total other expense                           (1,866)          (1,326)             (3,283)          (2,389)

Loss before income taxes                         (1,746)            (985)             (1,493)          (6,244)
Benefit for income taxes                             670              310                570            2,310
                                             ------------     ------------       -------------   --------------

Net loss                                       $ (1,076)        $   (675)         $     (923)       $  (3,934)
                                             ============     ============       =============   ==============

Basic earnings per share                        $  (0.07)       $  (0.05)         $    (0.06)      $    (0.28)
                                             =============
                                                              ============       =============   ==============
Diluted earnings per share                      $  (0.07)       $  (0.05)         $    (0.06)      $    (0.28)
                                             =============    ============       =============   ==============







The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)
                                                                           June 30,              December 31,
                                                                               1998                      1997
                                                                 ------------------       -------------------
Assets
Current assets
   Cash and cash equivalents                                          $       5,758              $      3,023
   Accounts receivable, net                                                  60,104                    61,442
   Current portion of long-term contracts receivable                         10,787                     8,445
   Inventories                                                               24,853                    31,985
   Deferred income taxes, net                                                 6,242                     5,668
   Other                                                                      2,730                     1,888
                                                                  ------------------       -------------------
   Total current assets                                                     110,474                   112,451
                                                                  ------------------       -------------------

Property and equipment, net                                                  46,837                    49,067
Equipment used in outsourcing, net                                           47,918                    42,848
Intangible assets, net                                                       20,502                    21,472
Long-term contracts receivable                                               14,587                    11,119
Other                                                                         3,399                     3,254
                                                                  ------------------       -------------------

Total assets                                                           $    243,717               $   240,211
                                                                  ==================       ===================

Liabilities and shareholders' equity
Current liabilities
   Short-term borrowings                                              $       9,942              $      1,560
   Accounts payable and accrued expenses                                     21,239                    26,644
   Wages and benefits payable                                                 5,391                     9,181
   Deferred revenue                                                           5,967                     6,759
                                                                  ------------------       -------------------
   Total current liabilities                                                 42,539                    44,144
                                                                  ------------------       -------------------

Convertible subordinated debt                                                63,400                    63,400
Mortgage notes payable                                                        6,440                     6,440
Project financing                                                             7,961                     2,414
Warranty and other obligations                                                3,843                     3,386
                                                                  ------------------       -------------------
   Total noncurrent liabilities                                              81,644                    75,640
                                                                  ------------------       -------------------

Shareholders' equity
   Common stock                                                             105,485                   105,193
   Retained earnings                                                         15,392                    16,315
   Other                                                                     (1,343)                   (1,081)
                                                                  ------------------       -------------------
   Total shareholders' equity                                               119,534                   120,427
                                                                  ------------------       -------------------

Total liabilities and shareholders' equity                             $    243,717               $   240,211
                                                                  ==================       ===================





The accompanying notes are an integral part of these financial statements.

                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited, in thousands)

                                                                            Six months ended June 30,
                                                                                    1998               1997
                                                                           --------------     --------------
OPERATING ACTIVITIES
Net loss                                                                        $   (923)        $   (3,934)

Noncash charges (credits) to income:
     Depreciation and amortization                                                 9,291              8,101
     Deferred income taxes                                                          (513)            (2,300)
Changes in operating accounts:
     Accounts receivable                                                           1,338              6,193
     Inventories                                                                   7,132              4,339
     Accounts payable and accrued expenses                                        (5,405)               714
     Wages and benefits payable                                                   (3,790)              (820)
     Long-term contracts receivable                                               (5,810)            (9,475)
     Deferred revenue                                                               (792)              (816)
     Other, net                                                                   (1,092)             2,836
                                                                           --------------     --------------
     Cash provided (used) by operating activities                                   (564)             4,838
                                                                           --------------     --------------

INVESTING ACTIVITIES
Acquisition of property, plant  and equipment                                     (3,941)            (5,452)
Equipment used in outsourcing                                                     (6,438)           (16,677)
Proceeds from sale of outsourcing equipment                                            -              3,035
Other, net                                                                          (988)               (74)
                                                                           --------------     --------------
     Cash used by investing activities                                           (11,367)           (19,168)
                                                                           --------------     --------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                               8,382            (33,062)
Issuance of convertible subordinated debt                                              -             63,400
Debt issuance costs                                                                    -             (2,355)
Project financing                                                                  5,547                831
Issuance of common stock                                                           1,495              3,480
Purchase and retirement of common stock                                           (1,203)                 -
Other, net                                                                           445                157
                                                                           --------------     --------------
     Cash provided by financing activities                                        14,666             32,451
                                                                           --------------     --------------

Increase in cash and equivalents                                                   2,735             18,121
Cash and cash equivalents at beginning of period                                   3,023              2,243
                                                                           --------------     --------------

Cash and cash equivalents at end of period                                  $      5,758        $    20,364
                                                                           ==============     ==============






The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and six month periods ended June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

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

The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                          June 30,               December 31,
                                                                                    1998                      1997
                                                                        -----------------          ----------------
Material                                                                     $    12,498               $    14,418
Work in process                                                                    2,339                     3,138
Finished goods                                                                     7,240                     7,308
Field inventories awaiting installation                                              596                     5,178
                                                                        -----------------          ----------------
Total manufacturing inventories                                                   22,673                    30,038
Service inventories                                                                2,180                     1,947
                                                                        -----------------          ----------------
Total inventories                                                            $    24,853               $    31,985
                                                                        =================          ================


Note 3:  Impact of Recent Accounting Pronouncements and New Accounting Standards

Comprehensive Income
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income," that establishes new rules for reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                                       Six months ended June 30,
                                                                                       1998                   1997
                                                                           -----------------      -----------------
Loss attributable to common shareholders                                        $     (923)            $   (3,934)
Foreign currency translation adjustment                                               (162)                    38
                                                                           -----------------      -----------------
Comprehensive income                                                            $   (1,085)            $   (3,896)
                                                                           =================      =================

Derivatives
In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of this Statement will not have a material effect on the financial statements or disclosures of the Company.

Note 4:  Contingencies

The Company, together with Johnny M. Humphreys has is a defendant in a proposed class action filed by certain former shareholders in federal court, alleging violations of the federal securities laws arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company is also a defendant in a patent infringement lawsuit filed by CellNet Data Systems. The Company believes these actions are without merit and intends to vigorously defend against them. At this time, it is not possible to predict the ultimate outcome of these proceedings.

The Company and certain of its officers, directors and shareholders are defendants in a proposed class action filed by a shareholder in the Superior Court of the State of Washington for Spokane County. On July 31, 1998, the Court issued a Memorandum Decision on the Defendants' Motion to Dismiss the Complaint. The Court ruled that the Complaint fails to state a cause of action and requested that the Defendants prepare a proposed order of dismissal. The Company does not know whether the plaintiff will appeal the Memorandum Decision or any order of dismissal that might be entered. The Company believes the action is without merit and in the event of an appeal intends to vigorously defend against it. If the decision is appealed by the plaintiff, there is no assurance that the Company will prevail in the appeal or ultimately prevail in the action or that, even if it does prevail, the costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Revenues

Total Company revenues for the quarter ended June 30, 1998 increased $8.0 million, or 15%, from the comparable quarter in 1997. Revenues increased $31.2 million, or 33%, for the six months ended June 30, 1998 from the same year to date period in 1997.

                                 Three months ended June 30,                    Six months ended June 30,
                          -------------------------------------------   -------------------------------------------
                                          Increase                                       Increase
Revenues (in millions)       1998        (Decrease)        1997            1998         (Decrease)        1997
                          ------------   ------------   ------------    ------------   -------------   ------------
   AMR systems             $     44.3          36%       $     32.6            94.6            63%       $    57.9
   Handheld systems              11.5         (14%)            13.5            21.2            (8%)           23.0
   Outsourcing                    5.0         (24%)             6.6             8.7           (30%)           12.4
                          ------------                  ------------    ------------                   ------------
   Total revenues          $     60.8          15%       $     52.7      $    124.5            33%     $      93.3
                           ============                  ============    ============                   ============

AMR systems revenues increased 36% in the second quarter of 1998 over the second quarter of 1997. Year to date AMR revenues increased 63%, to $94.6 million, for the six months ended June 30, 1998 compared to $57.9 million in the comparable 1997 period. The increase for both the quarter and year to date periods was primarily due to electric meter module shipments related to a fixed network AMR contract signed in 1997 which is being installed during 1998. Increased shipments of water meter modules, which were introduced in mid-1997, during the current quarter more than offset lower shipments of gas meter modules. Gas meter module shipments declined from last year due to the near completion of a large turn-key gas contract. Water meter module shipments during the current year increased due to a large multi-year contract signed in 1997. Average selling prices for meter modules have decreased somewhat during the year, however, the decreases have been offset by lower product costs. The Company expects that AMR sales will grow over the longer term. However, much of the expected growth in AMR continues to be dependent upon the timing and resolution of industry regulatory reform issues in the United States, mergers and acquisitions in the utility industry, development of international markets, and several other factors.

Handheld systems revenues for the quarter and year to date periods ended June 30, 1998 decreased approximately $2.0 million. The Company had much higher international handheld shipments in the 1997 periods to a Korean utility, however, the shipments are now substantially complete. The Company expects that Handheld Systems revenues may decline further as a percentage of total revenues over time as utilities adopt more advanced meter reading technologies. The Company expects future Handheld systems revenues to be driven by sales to new customers internationally and by conversion to Year 2000 software and normal upgrade and replacement sales domestically.

Outsourcing revenues decreased $1.6 million in the second quarter of 1998 versus the second quarter of 1997 and decreased $3.7 million for the six months ended June 30, 1998 from the comparable period in 1997. The lower revenues in the 1998 periods are because the Company is nearing completion of the installation phase of its outsourcing contract with the Duquesne Light Company. Revenue from outsourcing contracts is expected to decrease as a percentage of revenue in the foreseeable future as the Company has not signed any new outsourcing agreements.

The Company's agreement with Duquesne provides for certain one-time monetary penalties for failure to meet specific milestones, including certain milestones designated as critical. During the quarter, Duquesne notified the Company that it has substantially met certain milestones, which were due in May 1998. There is one remaining Critical milestone remaining under the agreement. By September 30, 1998 the Company must have its Fixed Network AMR system at Duquesne fully operational, including all billing and other interfaces defined in the Contract. As already defined in the Contract, should the Company fail to meet the remaining Critical milestone, Duquesne would be entitled to monetary penalties of up to $10 million. The Company believes it will fully satisfy the remaining Critical milestone. (For additional information see the Company's Form 8-K filed June 8, 1998, "Amended Duquesne Agreement" filed as an exhibit with the Company's 10-Q filed November 13, 1997 and "Description of Business --Certain Risk Factors -- Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" in the Company's most recent Annual Report on Form 10-K.)


Gross Margin

Overall gross margin was 33% of revenues for the current quarter and six month period ended June 30, 1998, compared to gross margin of 37% and 35% for each of the same periods in 1997. The percentages for 1998 and 1997 in the table below reflect cost of revenues as a percentage of corresponding revenues.

                               Three months ended June 30,                Six months ended June 30,
                               ---------------------------------------    -------------------------------------------
                                               Margin                                      Margin
Cost of revenues                  1998       Inc.(Dec)        1997           1998         Inc.(Dec)         1997
                               -----------  -------------  -----------    -----------    ------------    ------------
   AMR systems                        69%           (9%)          60%            69%            (9%)             60%
   Handheld systems                   52%            16%          68%            52%             18%             70%
   Outsourcing                        83%          (13%)          70%            83%            (6%)             77%
   Total cost of revenues             67%           (4%)          63%            67%            (2%)             65%

Gross margin                          33%           (4%)          37%            33%            (2%)             35%

AMR cost of revenues for the quarter and year to date 1998 periods was 69% of AMR systems sales compared to 60% in 1997. This margin decline is primarily the result of the Company's turn-key contract with Virginia Power and a higher level of installation activities in the current year. The lower margin contract with Virginia Power results from the early life cycle status of the Company's fixed network products and installation activities. As a percentage of revenues, AMR costs are expected to remain fairly level through the remainder of 1998 and decline somewhat once the contract with Virginia Power is substantially completed which is expected late in 1998. AMR margins have historically fluctuated with the mix of meter module shipments and installation activities.

Handheld systems costs as a percentage of revenues have declined from 68% and 70% in the 1997 three and six month periods, to 52% of revenues in the corresponding 1998 periods, mostly as a result of a shift in mix from international sales. Handheld business in 1997 included a large international order with lower than usual margins. Handheld costs are expected to remain fairly level as a percentage of revenues for the remainder of the year.

Outsourcing costs were 83% of revenues for the second quarter and first six months of 1998 compared to 70% and 77% in the comparable periods of 1997. The higher costs in 1998 are due to the higher mix of revenue in the 1998 periods generated from the Company's contract with Duquesne Light Company. This contract is the Company's first, large scale, fixed network installation involving the integration of several meter reading technologies and consequently has higher estimated costs. Outsourcing gross profit in the second quarter of 1997 had a one-time benefit from a customer's decision to convert its outsourcing contract to a system purchase. The Company expects outsourcing cost of revenues to remain fairly consistent on a percentage basis in the near future.

Operating Expenses

                                  Three months ended June 30,                Six months ended June 30,
                                  ----------------------------------------   ---------------------------------------
(in millions)                                    Increase                                   Increase
Operating expenses                   1998       (Decrease)       1997           1998       (Decrease)       1997
                                  -----------   ------------   ----------    -----------  -------------  -----------

   Sales and marketing               $   7.0           (1%)     $    7.1       $  13.6          (7%)     $   14.6
   Product development                   9.0           11%           8.1          17.9          16%          15.4
   General and administrative            3.3            0%           3.3           6.3          11%           5.7
   Amortization of intangibles           0.6            9%           0.5           1.2           9%           1.1
                                  -----------                  ----------    -----------                 -----------
   Total operating expenses          $  19.8            5%      $  19.0        $  39.0           6%      $   36.8
                                  ===========                  ==========    ===========                 ===========

Sales and marketing expenses of $7.0 million for the three months ended June 30, 1998 remained fairly level with the $7.1 million in the same period in 1997. For the year to date period ended June 30, 1998, sales and marketing expenses were $13.6 million, or 7%, lower than the $14.6 million in the comparable six months of 1997 and decreased as a percentage of revenues from 39% to 31%. The increased expenses in 1997 were primarily due to unusually high consulting charges. As a percentage of revenues, sales and marketing expenses declined from approximately 13% and 15% for quarter and year-to-date periods in 1997 to approximately 11% in the 1998 periods. The Company expects that sales and marketing expenses will remain at approximately the same percentage of total revenues for the remainder of the year as in the first half of the year.

     Product development expenses of $9.0 million in the current quarter increased $900,000, or 11%, over the comparable quarter ended June 30, 1997, but remained level as a percentage of revenues at 15%. For the year to date period ended June 30, 1998, product development expenses of $17.9 million were up $2.5 million, or 16%, from $15.4 million in the same period in 1997. However, as a percentage of revenues product development expenses declined from 16% in 1997 to 14% in 1998. The increased spending for both the quarter and year to date periods was primarily related to fixed network AMR products, expansion of meter coverage, development of new models of water and electric meter modules, commercial and industrial software and systems integration. The Company is in the process of implementing a number of restructuring steps intended to improve efficiency and financial performance. On July 22, 1998 the Company began its restructuring process with a reduction in the size of its workforce, the majority of which involved product development personnel. The Company expects to generate annual savings of approximately $6 million to $8 million once all of the restructuring actions are implemented over the next two quarters. As most of the savings are expected to come from product development, product development expenses are expected to decrease somewhat during the remainder of the year both in terms of actual spending and as a percentage of revenues. The Company estimates it will incur a pre-tax charge in the third quarter of approximately $2 million to $3 million related to the restructuring steps. The Company is also considering other steps to further reduce operating expense.

General and administrative expenses of $3.3 million in the second three months of 1998 were level with the same three months in 1997, but decreased slightly as a percentage of total revenues from 6% to 5%. For the year to date periods, general and administrative expenses increased $603,000, or 11%, yet still decreased slightly as a percentage of revenues. The increase for the year to date period was primarily due to a corporate reorganization in 1997 and related reclassification of certain expenses. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues in the foreseeable future.

Amortization of intangibles increased slightly in the three and six month periods of 1998 over the same periods in 1997, yet remained at 1% of total revenues. The increased expenses were due to amortization of an exclusive marketing agreement for distribution of STAR software, which was acquired during the last half of 1997. STAR software is used to support half-hourly metering data for customers above 100kw who purchase power competitively. The software is currently being used in the United Kingdom to retrieve and manage half-hourly data from more than 60,000 meters and has also been installed in California as part of the metering system.

Interest and Other, Net

                                     Three months ended June 30,              Six months ended June 30,
                                     --------------------------------------   ---------------------------------------
(in millions)                                      Increase                                  Increase
Other expense                          1998       (Decrease)       1997          1998       (Decrease)       1997
                                     ----------   ------------   ----------   -----------  -------------  -----------
   Equity in affiliates loss          $  (0.2)            77%     $  (0.1)     $   (0.4)           126%    $   (0.2)
   Net interest expense                  (1.7)            37%        (1.2)         (2.9)            31%        (2.2)
                                     ----------                  ----------   -----------                 -----------
   Total other expense                $  (1.9)            41%     $  (1.3)     $   (3.3)            37%    $   (2.4)
                                     ==========                  ==========   ===========                 ===========

The Company had net interest expense of $1.6 million and $2.9 million for the second quarter and year to date periods of 1998, respectively, compared to net interest expense of $1.2 million and $2.2 million in the same periods of 1997. The Company capitalized interest related to outsourcing installations in 1998 of $260,000, none of which was in the second quarter. Capitalized interest during the quarter and year to date periods of 1997 was $190,000 and $407,000, respectively. Interest expense was higher in the 1998 periods due to inclusion of a full six months of interest related to the $63.4 million 6 3/4% Convertible Subordinated Notes placement, which the Company completed in March of 1997. Equity in affiliates loss was driven by the Company's investments in several joint ventures. The Company expects to phase out of the remaining business activities of a number of jointly-owned entities in the third quarter of 1998.

Income Taxes
The Company had an income tax benefit of 38% of pre-tax earnings for the six months ended 1998, which is comparable to the 38% benefit for the same period in 1997. To the extent pre-tax earnings, or the components of those earnings, differ from expectations, the effective tax rate for the year could change from the current year-to-date rate.

FINANCIAL CONDITION

                                  Three months ended June 30,               Six months ended June 30,
                                  ---------------------------------------   ----------------------------------------
(in millions)                                    Increase                                  Increase
Cash flows information               1998       (Decrease)       1997          1998       (Decrease)        1997
                                  -----------   ------------   ----------    ----------   ------------   -----------

   Operating activities             $    6.8         (563%)     $    1.0      $  (0.6)           112%     $     4.8
   Investing activities                 (3.4)          52%          (7.0)       (11.4)            41%         (19.2)
   Financing activities                  0.6          (91%)          7.4         14.7            (55%)         32.5
                                  -----------                  ----------    ----------                  -----------
   Net increase (dec.) in cash      $    4.0          180%      $    1.4      $   2.7            (85%)    $    18.1
                                  ===========                  ==========    ==========                  ===========

Operating activities generated $6.8 million in cash during the second quarter of 1998, but consumed $564,000 during the first six months of the year. Operating activities generated $4.8 million during the same six month period one year ago. The unfavorable turn in operating activities was primarily caused by lower accounts payable balances and bonus payments during the 1998 periods.

Investing activities consumed $11.4 million in the first six months of 1998 compared to $19.2 million in the comparable period in 1997. The Company is beginning to invest less cash in equipment used in outsourcing as installation at the Company's outsourcing project with the Duquesne Light Company is nearing completion. During the first six months of 1998 Itron invested $6.4 million for outsourcing equipment compared to $16.7 million in the previous year. During the six months ended June 30, 1997 the Company received $3.0 million from a customer converting it's outsourcing contract to a sale. Costs of capital acquisitions in the last half of the year are expected to be relatively similar to the first half.

Financing activities in the first six months of 1998 provided $14.7 million in cash, which is substantially lower than the $32.5 generated in the same period of 1997. Financing activities in the 1998 period consisted primarily of borrowings under the Company's bank line of credit and cash received from a project financing facility for an outsourcing agreement. The Company received $1.5 million from the issuance of common stock and has repurchased $1.2 million of common stock. Financing activities in the 1997 six month period generated $61.2 million in cash from the Convertible Subordinated Note offering in March and April of 1997. $33.1 million of the net proceeds from the offering were used to pay off the Company's bank line of credit.

     Existing sources of liquidity at June 30, 1998, include approximately $5.8 million of existing cash and cash equivalents and the Company's $50 million bank line of credit which expires on August 31, 1998. The amount and pricing of borrowings under the line of credit are based on certain financial covenants and ratios. The Company is currently in negotiations to renew its bank line of credit. If the Company is able to renew its line of credit under current or substantially similar terms, then the Company believes that existing cash and available borrowings will be sufficient to fund operations for the remainder of 1998 and into 1999, assuming the Company achieves its proposed reduction in operating activities. Failure to renew the line of credit under substantially similar terms could have a material adverse affect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

In general, the "year 2000 problem" concerns software programs that contain only a two-digit year value (99 to 00) rather than a four-digit year value (1999 to 2000) to indicate a change from 1999 to 2000. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company instituted a year 2000 program in 1997 to address year 2000 issues by identifying potential risks that the Company had and has developed solutions to mitigate those risks. The Company believes that it will be successful in implementing the identified solutions in a timely manner in order to mitigate potential year 2000 problems.

     The Company has potential risks related to the year 2000 problem in three areas; 1) suppliers, 2) internally developed software and hardware the Company sells, and 3) the Company's internal software and hardware systems. The following addresses each of these potential risk areas.

1) Suppliers: The Company has mailed letters to it's key suppliers from which it purchases the majority of its materials and has received replies back from almost 90% of such suppliers indicating that they will be year 2000 compliant by December 1998. The Company is pursuing the issue with those suppliers who have not yet responded to determine if an alternate course of action is required.

2) Internally developed software and hardware for sale to customers: The Company is in the process of ensuring that products available for sale to customers are year 2000 compliant. A small number of software platforms will not be upgraded and all customers affected have been notified and alternatives, including upgrading their systems, have been developed for them. The process for upgrading the remaining software and hardware began in late 1997 and the Company intends to have all major applications updated by December 1998. This process is on schedule and approximately 75% complete.

3) Internal software and hardware systems: The Company upgraded its financial software including general ledger, manufacturing and sales order processing to be year 2000 compliant during the second quarter of 1998 for domestic and Australian operations. Subsidiaries in the United Kingdom and France are expected to be upgraded by mid-1999. The Company also has a variety of other software and hardware, including personal computer software and software used in engineering functions, whose year 2000 compliance is in the process of being ensured. All internal software is expected to be compliant within the same time frame as concerns European operations.

The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. Total costs for the year 2000 issue are estimated to be $1 million to $2 million. However, as the compliance process is not yet complete, unavoidable uncertainty exists concerning the costs associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Forward-Looking Statements
     When included in this Quarterly Report on Form 10-Q, the words "expects," "believes," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include, but are not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the Company's ability to implement and estimate the cost impact of proposed cost restructuring actions, the cost and timing of year 2000 issues, changes in the utility industry regulatory environment, delays or difficulties in introducing new products, increased competition and various other matters, many of which are beyond the Company's control. These and other risks are described in more detail in "Description of Business -- Certain Risk Factors" in the Company's most recent Annual Report on Form 10-K, and such description is hereby incorporated herein by reference. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            Part 2: Other Information

Item 1:  Legal Proceedings

Haub vs. Itron, Inc., Johnny M. Humphreys, Paul A. Redmond, Jon E. Eliassen, and Washington Water Power Company. On September 3, 1997, Itron and its Chief Executive Officer, Johnny M. Humphreys, agreed to accept service of a complaint filed in the Superior Court of the State of Washington, County of Spokane (Civil Action No. 97204889-8). The complaint, which purports to be brought on behalf of plaintiff Katya M. Haub and a class of all similarly situated, asserts claims against defendants Itron, Inc., Johnny M. Humphreys, Paul A. Redmond, Jon E. Eliassen, and Washington Water Power Company under the Washington State Securities Act, the Washington State Consumer Protection Act, and the common law of negligent misrepresentation. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On July 31, 1998, the Court issued a Memorandum Decision on the Defendants' Motion to Dismiss the Complaint. The Court ruled that the Complaint fails to state a cause of action and requested that the Defendants prepare a proposed order of dismissal. The Company does not know whether the plaintiff will appeal the Memorandum Decision or any order of dismissal that might be entered. The Company believes the action is without merit and in the event of an appeal intends to vigorously defend against it. If the decision is appealed by the plaintiff, there is no assurance that the Company will prevail in the appeal or ultimately prevail in the action or that, even if it does prevail, the costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 6, 1998. Two directors were elected at the meeting, Paul A. Redmond and Johnny M. Humphreys, both of whose terms are for three years. S. Edward White, Mary Ann Peters, Michael B. Bracy, Graham M. Wilson, Ted C. DeMerritt and Jon E. Eliassen continued their terms as Directors. The following summarizes all matters voted on at the meeting:

Matter 1.  Election of Directors:
Nominee                                          In Favor                   Withheld
--------------------------------         -----------------         ------------------
Paul A. Redmond                                13,776,096                    397,742
Johnny M. Humphreys                            13,768,669                    405,169

Matter 2.  Amendment of the Company's 1996 Employee Stock Purchase Plan:
               For                   Against                   Abstain               Broker Non-Votes
-------------------        ------------------         -----------------         ----------------------
        13,575,605                   213,000                   385,233                    -

Matter 3.  Ratify Deloitte & Touche LLP as Independent Auditors:
               For                   Against                   Abstain               Broker Non-Votes
-------------------        ------------------         -----------------         ----------------------
        13,812,900                    26,904                   334,034                    -

Item 5:  Other Information

In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 14, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         One report on Form 8-K, dated May 1, 1998, was filed during the quarter ended June 30, 1998, pursuant to Item 5 of that form. The report related to the successful completion of two significant milestones contained in the contract with the Duquesne Light Company.

                                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ITRON, INC.
                                  (Registrant)



                                    By:        /s/ DAVID G. REMINGTON
                                               ------------------------------
                                               David G. Remington
                                               Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)


Date:  August 13, 1998