Form 10-Q
period 1998-09-30
ITRON INC /WA/
filed 1998-11-13
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(mark one)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR


   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     As of October 31, 1998, there were outstanding 14,698,021 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                   ITRON, INC.


                                      INDEX


Part 1:  Financial Information                                              Page

Item 1:  Financial Statements (Unaudited)

         Consolidated  Statements  of  Operations . . . . . . . . . . . . . . 1

         Consolidated  Balance  Sheets  . . . . . . . . . . . . . . . . . . . 2

         Consolidated  Statements  of Cash  Flows . . . . . . . . . . . . . . 3

         Notes to Consolidated  Financial  Statements . . . . . . . . . . . 4-5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and  Results of  Operations  . . . . . . . . . . . . . .  . . . . 6-11

Part 2:  Other Information

Item  1:  Legal  Proceedings  . . . . . . . . . . . . . . . . . .. . . . . . 12

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

                          Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                      Three months ended                  Nine months ended
                                                         September 30,                     September 30,
                                                      1998           1997                   1998            1997
                                             -------------- --------------          -------------  --------------
Revenues
     AMR systems                                   $35,511        $38,751               $130,102       $  96,655
     Handheld systems                               12,016         12,689                 33,226          35,714
     Outsourcing                                     7,312          6,987                 15,988          19,373
                                             -------------- --------------          -------------  --------------
     Total revenues                                 54,839         58,427                179,316         151,742
Cost of revenues
     AMR systems                                    27,094         21,522                 92,518          56,375
     Handheld systems                                6,479          9,322                 17,595          25,392
     Outsourcing                                     6,235          5,483                 13,409          14,965
                                             -------------- --------------          -------------  --------------
     Total costs of revenues                        39,808         36,327                123,522          96,732
                                             -------------- --------------          -------------  --------------

Gross profit                                        15,031         22,100                 55,794          55,010

Operating expenses
   Sales and marketing                               6,641          6,800                 20,211          21,385
   Product development                               8,434          8,079                 26,354          23,481
   General and administrative                        3,119          2,867                  9,423           8,568
   Amortization of intangibles                         597            534                  1,776           1,611
   Restructuring charges                             3,247              -                  3,247               -
                                             -------------- --------------          -------------  --------------
   Total operating expenses                         22,038         18,280                 61,011          55,045
                                             -------------- --------------          -------------  --------------

Operating income (loss)                            (7,007)          3,820                (5,217)            (35)

Other income (expense)
   Equity in affiliates                              (874)          (200)                (1,224)           (355)
   Interest, net                                   (1,678)          (972)                (4,611)         (3,206)
                                             -------------- --------------          -------------  --------------
   Total other income (expense)                    (2,552)         (1,172)                (5,835)         (3,561)

Income (loss) before income taxes                  (9,559)          2,648                (11,052)         (3,596)
Benefit (provision) for income taxes                3,630          (1,005)                 4,200           1,305
                                             -------------- --------------          -------------  --------------

Net income (loss)                                $ (5,929)       $  1,643             $  (6,852)      $   (2,291)
                                             ============== ==============          =============  ==============

Basic earnings per share                         $  (0.40)      $    0.11            $    (0.47)     $     (0.16)
Diluted earnings per share                       $  (0.40)      $    0.11            $    (0.47)     $     (0.16)




The accompanying notes are an integral part of these financial statements.


                                                  ITRON, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                           (Unaudited, in thousands)

                                                                             September 30,                December 31,
                                                                                      1998                        1997
                                                                          -----------------           -----------------
Assets
Current assets
   Cash and cash equivalents                                                 $       4,385                $      3,023
   Accounts receivable, net                                                         51,796                      61,442
   Current portion of outsourcing contracts receivable                              12,523                       8,445
   Inventories                                                                      23,405                      31,985
   Deferred income taxes, net                                                        9,872                       5,668
   Other                                                                             3,397                       1,888
                                                                          -----------------           -----------------
   Total current assets                                                            105,378                     112,451
                                                                          -----------------           -----------------

Property, plant and equipment, net                                                  44,488                      49,067
Equipment used in outsourcing, net                                                  50,012                      42,848
Intangible assets, net                                                              18,810                      21,472
Long-term portion of outsourcing contracts receivable                               18,541                      11,119
Other                                                                                3,323                       3,254
                                                                          -----------------           -----------------

Total assets                                                                  $    240,552                 $   240,211
                                                                          =================           =================

Liabilities and shareholders' equity
Current liabilities
   Short-term borrowings                                                     $      11,590                $      1,560
   Accounts payable and accrued expenses                                            28,786                      35,825
   Deferred revenue                                                                  4,936                       6,759
                                                                          -----------------           -----------------
   Total current liabilities                                                        45,312                      44,144
                                                                          -----------------           -----------------

Convertible subordinated debt                                                       63,400                      63,400
Mortgage notes payable                                                               6,281                       6,440
Project financing                                                                    7,843                       2,414
Deferred income taxes payable, net                                                   2,499                       2,499
Warranty and other obligations                                                       1,283                         887
                                                                          -----------------           -----------------
   Total noncurrent liabilities                                                     81,306                      75,640
                                                                          -----------------           -----------------

Shareholders' equity
   Common stock                                                                    105,618                     105,193
   Retained earnings                                                                 9,463                      16,315
   Other                                                                           (1,147)                     (1,081)
                                                                          -----------------           -----------------
   Total shareholders' equity                                                      113,934                     120,427
                                                                          -----------------           -----------------

Total liabilities and shareholders' equity                                    $    240,552                 $   240,211
                                                                          =================           =================




The accompanying notes are an integral part of these financial statements.



                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited, in thousands)

                                                                   Nine months ended September 30,
                                                                                    1998               1997
                                                                           --------------     --------------
OPERATING ACTIVITIES
Net loss                                                                   $     (6,852)       $    (2,291)
Noncash charges (credits) to income:
     Depreciation and amortization                                                15,150             12,887
     Deferred income taxes                                                       (4,141)            (1,288)
     Equity in affiliates, net                                                     1,224                355
Changes in operating accounts:
     Accounts receivable                                                           9,646            (7,476)
     Inventories                                                                   8,580              2,457
     Accounts payable and accrued expenses                                       (6,191)              2,734
     Wages and benefits payable                                                  (2,134)              3,373
     Outsourcing contracts receivable                                           (11,500)           (15,646)
     Deferred revenue                                                            (1,823)              (807)
     Other, net                                                                  (1,435)              2,449
                                                                           --------------     --------------
     Cash provided (used) by operating activities                                    524            (3,253)
                                                                           --------------     --------------

INVESTING ACTIVITIES
Acquisition of property, plant  and equipment                                    (5,202)            (7,863)
Equipment used in outsourcing                                                    (9,296)           (22,308)
Proceeds from sale of equipment used in outsourcing                                    -              3,035
Other, net                                                                         (784)            (1,256)
                                                                           --------------     --------------
     Cash used by investing activities                                          (15,282)           (28,392)
                                                                           --------------     --------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                              10,030           (33,062)
Issuance of convertible subordinated debt                                              -             63,400
Debt issuance costs                                                                    -            (2,355)
Project financing                                                                  5,429              1,486
Issuance of common stock                                                           1,979              4,556
Purchase and retirement of common stock                                          (1,554)                  -
Other, net                                                                           236                413
                                                                           --------------     --------------
     Cash provided by financing activities                                        16,120             34,438
                                                                           --------------     --------------

Increase in cash and equivalents                                                   1,362              2,793

Cash and cash equivalents at beginning of period                                   3,023              2,243
                                                                           --------------     --------------

Cash and cash equivalents at end of period                                  $      4,385         $    5,036
                                                                           ==============     ==============







The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and nine month periods ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

The Company reports revenue in three categories: AMR (automatic meter reading) systems, Handheld systems (EMR or electronic meter reading and the handheld portion of off-site meter reading "OMR"), and Outsourcing. EMR involves the use of handheld computers as meter reading management and data storage devices and the visual on-site inspection of meters. AMR involves reading meters from a distance using various communication technologies including radio frequency and telephone. The major AMR technologies employed are OMR, which uses handheld devices to read meter modules, mobile AMR, which uses vans to read meter modules and fixed network AMR. AMR and Handheld systems revenues include all product and other revenue associated with each business segment. Outsourcing includes revenues for contracts under which the Company may install, own, and/or operate an AMR system to provide meter reading and advanced communications services over a period of time, typically 15 years.

The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.


Note 2:  Balance Sheet Components

Inventories (unaudited, in thousands):                                     September 30,               December 31,
                                                                                    1998                      1997
                                                                        -----------------          ----------------
Material                                                                   $      10,733               $    14,418
Work in process                                                                    2,395                     3,138
Finished goods                                                                     7,966                     7,304
Field inventories awaiting installation                                                -                     5,178
                                                                        -----------------          ----------------
Total manufacturing inventories                                                   21,094                    30,038
Service inventories                                                                2,311                     1,947
                                                                        -----------------          ----------------
Total inventories                                                                      $                         $
                                                                                  23,405                    31,985
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

                                                                                   Nine months ended September 30,
                                                                                       1998                   1997
                                                                           -----------------      -----------------
Loss attributable to common shareholders                                       $    (6,852)            $   (2,291)
Foreign currency translation adjustment                                                (41)                     35
                                                                           -----------------      -----------------
Comprehensive income                                                                      $                      $
                                                                                    (6,893)                (2,256)
                                                                           =================      =================


Note 4:  Restructuring

In the third quarter of 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.2 million. The restructuring plan primarily involved the
elimination  and/or   consolidation  of  approximately  150  positions  and  the write-off of certain of the Company's intangible assets as follows (in thousands):

                                                                                            Activity        Accrual
                                                                                            Through         Balance
Nine months ended September 30, 1998                  Cash/Non-Cash         Expensed        9/30/98        At 9/30/98
                                                   -------------------   --------------  --------------  --------------
Severance and related charges                             Cash             $    1,502      $    1,315       $    587
Write-down of intangible assets                         Non-Cash                1,104           1,104              -
Other                                                   Non-Cash                  241             241              -
                                                                         --------------  --------------  --------------
Total restructuring charge                                                 $    3,247      $    2,660       $    587
                                                                         ==============  ==============  ==============

Additionally, the Company discontinued business activities in one of its jointly-owned entities during the third quarter resulting in a non-cash charge of $500,000. This expense is reflected in equity in affiliates in the accompanying financial statements.


Note 5:  Contingencies

The Company, together with Johnny M. Humphreys, Chairman, President and Chief Executive Officer, is a defendant in a proposed class action filed by certain former shareholders in federal court, alleging violations of the federal securities laws arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company believes this action is without merit and intends to vigorously defend against it. At this time, it is not possible to predict the ultimate outcome of the proceedings.

The Company is also a defendant in a patent infringement lawsuit filed by CellNet Data Systems for allegedly infringing its U.S. Patent No. 4,783,623. On November 2, 1998 Itron won summary judgment in the matter when the Court ruled that none of the accused Itron products infringed any of the asserted claims in CellNet's patent. Should CellNet decide to appeal this decision, Itron will defend vigorously against such an appeal; however, at this time it is not possible to predict the ultimate outcome.

The Company and certain of its officers, directors and shareholders were defendants in a proposed class action filed by a shareholder in the Superior Court of the State of Washington for Spokane County. On July 31, 1998, the Court issued a Memorandum Decision ruling that the Complaint failed to state a cause of action. On September 2, 1998 the lawsuit was dismissed with prejudice.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

Total Company revenues for the quarter ended September 30, 1998 decreased $3.6 million, or 6%, from the comparable quarter in 1997. Revenues increased $27.6 million, or 18%, for the nine months ended September 30, 1998 from the same year to date period in 1997.

                               Three months ended September 30,              Nine months ended September 30,
                          -------------------------------------------   -------------------------------------------
                                          Increase                                       Increase
Revenues (in millions)           1998    (Decrease)            1997            1998     (Decrease)            1997
                          ------------   ------------   ------------    ------------   -------------   ------------
   AMR systems                $  35.5           (8%)        $  38.8        $  130.1             35%       $   96.7
   Handheld systems              12.0           (5%)           12.7            33.2            (7%)           35.7
   Outsourcing                    7.3             5%            7.0            16.0           (17%)           19.4
                          ------------                  ------------    ------------                   ------------
    Total revenues            $  54.8           (6%)        $  58.4        $  179.3             18%       $  151.7
                          ============                  ============    ============                   ============

AMR systems revenues decreased 8% in the third quarter of 1998 from the third quarter of 1997. Year to date AMR revenues increased 35%, to $130.1 million, for the nine months ended September 30, 1998 compared to $96.7 million in the comparable 1997 period. The decrease for the quarter was primarily caused by slow industry-wide bookings for AMR in the first half of 1998. The increase in revenues for the year to date period was mainly due to higher electric meter module shipments in support of a fixed network AMR contract signed in 1997, which is being installed during 1998, and due to increased shipments of water meter modules, in support of a large multi-year contract signed in 1997. The increased shipments of electric and water meter modules have somewhat offset lower shipments of gas meter modules. Gas meter module shipments have declined from last year due to the completion of a large turn-key gas contract. Average selling prices for meter modules have decreased minimally from 1997. The Company expects that AMR systems revenues will continue to grow over the longer term. However, the growth in the near term may not be at levels experienced in the past because AMR business continues to be dependent upon the timing and resolution of industry regulatory reform issues, mergers and acquisitions in the utility industry, development of international markets, and other factors.

Handheld systems revenues for the quarter and year to date periods ended September 30, 1998 decreased 5% and 7%, respectively, from the comparable 1997 periods. The Company had higher international handheld shipments in the 1997 period to a Korean utility and the shipments are now substantially complete. The Company expects that handheld systems revenues may decline further as a percentage of total revenues over time as utilities adopt more advanced meter reading technologies. The Company expects future handheld systems revenues to be driven by sales to new customers internationally and by conversion to Year 2000 compliant software and equipment and normal upgrade and replacement sales domestically.

Outsourcing revenues increased somewhat in the third quarter of 1998 versus the third quarter of 1997 but decreased $3.4 million for the nine months ended September 30, 1998 from the comparable period in 1997. The lower year to date revenues in the 1998 period are because the Company is nearing completion of the installation phase of its outsourcing contract with the Duquesne Light Company ("Duquesne"). During the quarter the Company successfully completed its last remaining critical milestone for the Duquesne agreement. Revenues from outsourcing contracts are expected to decrease as a percentage of total revenues in the foreseeable future if the Company does not sign any new outsourcing agreements.

Gross Margin

Overall gross margins were 27% of revenues for the current quarter and 31% for the nine month period ended September 30, 1998, compared to gross margins of 38% and 36% for each of the same periods in 1997. The percentages for 1998 and 1997 in the table below reflect gross margins as a percentage of corresponding revenues.

                              Three months ended September 30,            Nine months ended September 30,
                              ----------------------------------------    -------------------------------------------
                                               Margin                                      Margin
Gross margin                         1998    Inc.(Dec)           1997           1998      Inc.(Dec)             1997
                              ------------  -------------  -----------    -----------    ------------    ------------
   AMR systems                        24%          (20%)          44%            29%           (13%)             42%
   Handheld systems                   46%            19%          27%            47%             18%             29%
   Outsourcing                        15%           (7%)          22%            16%            (7%)             23%
   Total gross margin                 27%           (9%)          38%            31%            (5%)             36%

AMR margins for the quarter and year to date 1998 periods were 24% and 29%, respectively, of AMR systems revenues compared to 44% and 42% in the comparable 1997 periods. This margin decline is primarily the result of the Company's turn-key contract with Virginia Power and a higher level of installation and service activities in the current year. The lower margin contract with Virginia Power is primarily the result of the early life cycle status of the Company's fixed network products and installation activities. AMR margins are expected to increase in the future because the contract with Virginia Power will be substantially complete late in 1998 or early in 1999. However, AMR margins have fluctuated in the past depending on the mix of meter module (gas, electric or water) shipments, the level of fixed network components shipped and the level of installation activities in any particular period, and are expected to continue to do so in the future.

Handheld systems margins improved from 27% and 29% in the 1997 three and nine month periods, respectively, to 46% and 47% of revenues in the corresponding 1998 periods. The increase is primarily the result of a combination of software revenues being a larger, and international shipments being a smaller, portion of total handheld systems revenues in the current periods. Third quarter results included a one-time charge of approximately $1 million from the write down of inventory primarily related to the Company's handheld business. The affected inventory consisted of components that could no longer be utilized because of a design change. Handheld business in 1997 included a large international order with lower than usual margins. Handheld margins are expected to remain fairly level for the remainder of the year.

Outsourcing margins were 15% and 16% of revenues for the third quarter and first nine months of 1998 compared to 22% and 23% in the comparable periods of 1997. The lower margins in 1998 are due to a larger percentage of revenue in the 1998 periods being generated from the Company's contract with Duquesne. This contract is the Company's first large scale, fixed network installation involving the integration of several meter reading technologies and consequently has a low margin. Outsourcing gross profit in the nine month period ended September 30, 1997 included a one-time benefit from a customer's decision to convert its outsourcing contract to a system purchase. The Company expects outsourcing margins to remain fairly consistent on a percentage basis in the near future. However, if the Company enters into additional outsourcing agreements, margins are expected to improve.


Operating Expenses

                                 Three months ended September 30,            Nine months ended September 30,
                                 -----------------------------------------   -----------------------------------------
(in millions)                                    Increase                                   Increase
Operating expenses                      1998    (Decrease)          1997           1998    (Decrease)          1997
                                 ------------   ------------   ----------    -----------  -------------  -----------
   Sales and marketing              $    6.6          (2%)     $     6.8           20.2           (5%)     $   21.4
   Product development                   8.4            4%           8.1           26.4            12%         23.4
   General and administrative            3.2            9%           2.9            9.4            10%          8.6
   Amortization of intangibles           0.6           12%           0.5            1.8            10%          1.6
   Restructuring charge                  3.2          100%             -            3.2           100%            -
                                 ------------                  ----------     ----------                  ----------
   Total operating expenses          $  22.0           21%      $  18.3        $   61.0            11%     $   55.0
                                 ============                  ==========    ===========                 ===========

Sales and marketing expenses of $6.6 million for the three months ended September 30, 1998 remained fairly level with the $6.8 million in the same period in 1997. For the year to date period ended September 30, 1998, sales and marketing expenses were $20.2 million, or 5%, lower than the $21.4 million in the comparable nine months of 1997. Sales and marketing expenses for the year to date period decreased as a percentage of revenues from 14% to 11%. The increased expenses in 1997 were primarily due to unusually high consulting charges. Sales and marketing expenses are expected to remain at approximately 11% to 12% of total revenues for the remainder of the year and into 1999.

Product development expenses of $8.4 million in the current quarter increased $300,000, or 4%, over the comparable quarter ended September 30, 1997. For the year to date period ended September 30, 1998, product development expenses of $26.4 million were up $3 million, or 12%, from $23.4 million in the same period in 1997. However, as a percentage of revenues, product development expenses remained level at 15%. The increased spending for both the quarter and year to date was primarily related to spending on fixed network AMR products, expansion of meter coverage, development of new models of water and electric meter modules, commercial and industrial hardware and software and systems integration products. Product development expenses are expected to decrease both in dollars and as a percentage of revenue in the fourth quarter of 1998 and for 1999 because of management's restructuring plan, which was announced in the third quarter of 1998 (see restructuring charge discussed below).

General and administrative expenses of $3.2 million in the third quarter of 1998 were $300,000 higher than in the same three months of 1997. For the year to date periods, general and administrative expenses increased $855,000, or 10%, yet decreased as a percentage of revenues to 5% from 6%. The increase in spending for the year to date period was primarily due to a corporate reorganization in 1997 and related reclassification of certain expenses. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues in the foreseeable future.

Amortization of intangibles increased slightly in the three and nine month periods of 1998 over the same periods in 1997, yet remained at 1% of total revenues. The increased expenses were due to amortization of an exclusive marketing agreement for distribution of STAR software, which was acquired during the last half of 1997. STAR software is used to support half-hourly metering data for customers above 100kw who purchase power competitively. The software is currently being used in the United Kingdom to retrieve and manage half-hourly data from more than 60,000 meters and has also been installed in California as part of its Independent System Operator metering system.

In the third quarter of 1998 the Company announced, and began the implementation of, a restructuring plan to reduce costs and improve operating efficiencies resulting in a $3.7 million charge, $500,000 of which is reflected in equity in affiliates. (See Note 4 to the Company's consolidated financial statements). The restructuring plan primarily involved the elimination and/or consolidation of approximately 150 positions, the write-off of certain of the Company's intangible assets due to a reduction in the scope of planned technology development and discontinuation of a jointly-owned entity. Total operating expenses (without the effect of bonus programs) are expected to decrease by approximately $8 million in 1999 due to the restructuring plan. The majority of the savings will be in the product development area. The Company intentionally increased product development spending in the last two years to expand its selection, and enhance the functionality, of its meter modules, increase the capability of its fixed network and meet customer commitments. As these goals have been achieved, and because of slower bookings, the Company has scaled back its product development spending to lower levels. In addition to the reduction in operating expenses, the Company expects to see a small reduction in its cost of sales from the restructuring plan. Although all known costs have been expensed, the Company is considering several alternatives to further improve operating efficiencies which may result in additional restructuring charges in the future.

Interest and Other, Net

                                  Three months ended September 30,            Nine months ended September 30,
                                  -----------------------------------------   ---------------------------------------
(in millions)                                      Increase                                  Increase
Other expense                             1998    (Decrease)          1997          1998    (Decrease)          1997
                                     ----------   ------------   ----------   -----------  -------------  -----------
   Equity in affiliates loss          $  (0.9)           337%     $  (0.2)     $ (1.2)             245%   $    (0.4)
   Net interest expense                  (1.7)            73%        (1.0)       (4.6)              44%        (3.2)
                                     ----------                  ----------   -----------                 -----------
   Total other expense                $  (2.6)           118%     $  (1.2)     $ (5.8)              64%   $    (3.6)
                                      ==========                  ==========   ===========                 ===========

The Company had net interest expense of $1.7 million and $4.6 million for the third quarter and year to date periods of 1998, respectively, compared to net interest expense of $1.0 million and $3.2 million in the same periods of 1997. The Company capitalized interest related to outsourcing installations in 1998 of $260,000, all of which was in the first quarter. Capitalized interest during the quarter and year to date periods of 1997 was $110,000 and $517,000, respectively. Interest expense was higher in the 1998 periods due to inclusion of a full nine months of interest related to the Company's $63.4 million 6 3/4% Convertible Subordinated Notes which the Company placed in March of 1997. The equity in affiliates loss substantially consists of operating losses incurred by the Company's investments in several joint ventures. As part of the restructuring plan discussed above, the Company discontinued the remaining business activities of a jointly-owned entity in the third quarter of 1998 incurring a charge of $500,000 related to the decision, This charge is included in the equity in affiliates loss.

Income Taxes
The Company had an income tax benefit of 38% of pre-tax earnings for the nine months ended September 30, 1998, which is comparable to the 36% benefit for the same period in 1997. To the extent pre-tax earnings, or the components of those earnings, differ from expectations, the effective tax rate for the year could change from the current year-to-date rate.


FINANCIAL CONDITION

                                 Three months ended September 30,           Nine months ended September 30,
                                 -----------------------------------------  ---------------------------------------
(in millions)                                    Increase                                  Increase
Cash flows information                  1998    (Decrease)          1997          1998    (Decrease)           1997
                                 ------------   ------------   ----------    ----------   ------------   -----------
   Operating activities           $      1.2        (563%)     $   (8.1)       $    .5          112%     $    (3.2)
   Investing activities                 (4.0)         52%          (8.9)        (15.3)           41%         (28.4)
   Financing activities                  1.4         (91%)          1.7          16.1           (55%)          34.4
                                  ------------                  ----------    ----------                 -----------
   Net increase (dec.) in cash    $     (1.4)        180%      $  (15.3)       $  1.3           (85%)    $      2.8
                                  ============                  ==========    ==========                  ==========

Operating activities generated $1.2 million in cash during the third quarter of 1998 and $524,000 during the first nine months of the year. Operating activities consumed $8.1 million and $3.2 million, respectively during the comparable periods one year ago. The increase in cash flows from operating activities was primarily caused by increased collections of accounts receivable during the 1998 periods.

Investing activities consumed $15.3 million in the first nine months of 1998 compared to $28.4 million in the comparable period in 1997. The Company is investing less cash in equipment used in outsourcing as installation at the Company's outsourcing project with Duquesne is nearing completion. During the first nine months of 1998 Itron invested $9.3 million for outsourcing equipment compared to $22.3 million in the previous year. During the nine months ended September 30, 1997 the Company received $3.0 million from a customer converting its outsourcing contract to a sale. Costs of capital acquisitions in the last quarter of the year are expected to be approximately $2 million for Itron fixed assets and somewhat less than that for equipment used in outsourcing.

Financing activities in the first nine months of 1998 provided $16.1 million in cash, which is substantially lower than the $34.4 generated in the same period of 1997. Financing activities in the 1998 period consisted primarily of borrowings under the Company's bank line of credit and cash received from a project financing facility for an outsourcing agreement. The Company received $2.0 million from the issuance of common stock and has repurchased $1.6 million of common stock. The Company may repurchase additional shares of common stock in the future. Financing activities in the 1997 nine month period generated $61.0 million in cash from the Convertible Subordinated Note offering, $33.1 million of which was used to pay off the Company's bank line of credit.

During the third quarter of 1998 the Company signed an agreement to extend its revolving line of credit with two banks. The agreement is for a maximum revolving credit facility of $35 million. Borrowings available under the facility are based on accounts receivable and inventory, in which the Company has granted the banks a security interest. The pricing of borrowings are based on a financial ratio. The Company reduced the maximum credit from that of the prior credit line because it expected that $35 million will be more than adequate in the next twelve months to fund operations. The Company is near completion of its installation efforts at Duquesne. One of the primary reasons for increased borrowings in the past was a large amount of expenditures for this project. The Company expects to use project financing to fund the majority of future outsourcing contracts. Existing sources of liquidity at September 30, 1998 include approximately $4.4 million of existing cash and cash equivalents and $19 million of available borrowings under the revolving credit facility. The Company believes that existing cash and available borrowings will be sufficient to fund operations for the remainder of 1998 and throughout 1999.

Year 2000 Compliance

In general, the "year 2000 problem" concerns software programs that contain only a two-digit year value (99 to 00) rather than a four-digit year value (1999 to
2000) to  indicate a change  from 1999 to 2000.  The issue is  whether  computer systems and non information technology systems, such as embedded micro-controllers, will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company instituted a year 2000 program in 1997 to address year 2000 issues by identifying potential risks that the Company had and has developed solutions to mitigate those risks. The Company believes that it will be successful in implementing the identified solutions in a timely manner in order to mitigate potential year 2000 problems.

The Company has potential risks related to the year 2000 problem in three areas;
1) suppliers, 2) internally developed software and hardware the Company sells, and 3) internal software and hardware systems. The following addresses each of these potential risk areas.

1) Suppliers: The Company has mailed letters to it's key suppliers from which it purchases the majority of its materials. It has received replies back from almost 90% of such suppliers indicating that they will be year 2000 compliant by December 1998. The Company is pursuing the issue with suppliers who have not yet responded.

2) Internally developed software and hardware for sale to customers: The Company is in the process of ensuring that products available for sale to customers are year 2000 compliant. A small number of software platforms will not be upgraded and all customers affected have been notified. Alternatives, including upgrading systems, have been developed for them. The process for upgrading the remaining software and hardware began in late 1997 and the Company intends to have all major applications updated by December 1998. This process is on schedule and approximately 85% complete.

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

Additionally, the Company is in the process of developing contingency plans for any unforeseen critical business systems issues arising from the year 2000 problem. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. Total costs for the year 2000 issue are estimated to be $1 million to $2 million, of which approximately $700,000 has been spent to date. However, as the compliance process is not yet complete, unavoidable uncertainty exists concerning the costs associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Forward-Looking Statements
     When included in this Quarterly Report on Form 10-Q, the words "expects," "believes," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include, but are not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the Company's ability to implement and estimate the cost impact of restructuring actions, the cost and timing of addressing year 2000 issues, changes in the utility industry regulatory environment, delays or difficulties in introducing new products, increased competition and various other matters, many of which are beyond the Company's control. These and other risks are described in more detail in "Description of Business -- Certain Risk Factors" in the Company's most recent Annual Report on Form 10-K, and such description is hereby incorporated herein by reference. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            Part 2: Other Information

Item 1:  Legal Proceedings

Haub vs. Itron, Inc., Johnny M. Humphreys, Paul A. Redmond, Jon E. Eliassen, and Washington Water Power Company. On September 3, 1997, Itron and its Chief Executive Officer, Johnny M. Humphreys, agreed to accept service of a complaint filed in the Superior Court of the State of Washington, County of Spokane (Civil Action No. 97204889-8). The complaint, which purported to be brought on behalf of plaintiff Katya M. Haub and a class of all similarly situated, asserted claims against defendants Itron, Inc., Johnny M. Humphreys, Paul A. Redmond, Jon
E. Eliassen, and Washington Water Power Company under the Washington State Securities Act, the Washington State Consumer Protection Act, and the common law of negligent misrepresentation. The complaint sought monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On July 31, 1998, the Court issued a Memorandum Decision ruling that the Complaint failed to state a cause of action. On September 2, 1998 the lawsuit was dismissed with prejudice.

On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark
G. Epstein (Epstein vs. Itron, et al.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action N. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network AMR system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint seeks monetary damages, costs and attorney's fees and unspecified equitable or injunctive relief. The lawsuit is in the discovery phase. The Court has set a trial date of September 7, 1999. The Company believes it has good defenses to the claims alleged and intends to defend itself vigorously against this action.

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

On April 29, 1997, Itron was served by CellNet with a complaint alleging patent infringement. On November 2, 1998 Itron won summary judgment in the lawsuit. CellNet sued Itron in U.S. District Court for the Northern District of California, for allegedly infringing its U.S. Patent No. 4,783,623. CellNet sought injunctive relief and damages. In its decision to grant summary judgment, the Court ruled that none of the accused Itron products infringed any of the asserted claims in CellNet's patent. Should CellNet decide to appeal this decision, Itron would defend vigorously against such an appeal.


Item 5:  Other Information



Under the federal proxy solicitation rules, proposals submitted by a shareholder for inclusion in the Company's proxy materials for the 1999 Annual Meeting must be received by the Company by December 1, 1998.

In addition, the Company's Bylaws include advance notice provisions whereby shareholders desiring to bring business before a shareholders' meeting must do so in accordance with the terms of the advance notice provisions. These advance notice provisions require that, among other things, shareholders give timely written notice to the Company's Secretary regarding such business. To be timely, the notice must be received at least 90 days prior to the anniversary date of the prior year's annual meeting. Accordingly, a shareholder who intends to present a proposal at the 1999 Annual Meeting without inclusion of the proposal in the Company's proxy materials must provide written notice of the business they wish to propose to the Company's Secretary not later than February 5, 1999.

The Company reserves the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.


Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 3.2 - Restated bylaws

         Exhibit 11 - Statement re Computation of Earnings per Share

         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended September 30, 1998.

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


Date:  November 12, 1998