Form 10-K405
period 1998-12-31
ITRON INC /WA/
filed 1999-03-30
CIK 780571

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO ___________


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

                             TITLE OF EACH CLASS
                             -------------------
                         COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     As of February 26, 1999, there were outstanding 14,762,791 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 26, 1999) was approximately $87,918,418.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 5, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1:  BUSINESS

                                    OVERVIEW
GENERAL

Itron, Inc. ("Itron" or the "Company") was incorporated in Washington in 1977 and is a leading global provider of integrated system solutions for collecting, communicating, analyzing and managing information about electric, gas and water usage. The Company designs, develops, manufactures, markets, sells, installs and services hardware, software and integrated systems primarily for use by the utility industry. The Company's major product lines include Automatic Meter Reading ("AMR") systems and Electronic Meter Reading ("EMR") or Handheld systems. The Company both sells its products and provides outsourcing services.

Itron's first systems, shipped in the early 1980s, consisted of handheld computers and software and were developed to replace the manual, paper-intensive process used by most utilities at that time to read meters. Handheld systems and products allow a utility to capture visually obtained meter data in a handheld computer for billing purposes. Many of these systems are still in wide use today. Over 1,500 utilities around the world in more than 45 counties use Itron's Handheld systems to read approximately 275 million meters. Itron's systems are installed at approximately 75% of the largest utilities (those with 50,000 or more meters), in the United States and Canada including 22 of the largest 25 utilities. Handheld systems products and services represented 22% of the Company's total revenues in 1998.

In the early 1990s, Itron began the process of taking usage information from meters one step further with the introduction of highly automated and integrated AMR technologies. Itron's AMR technologies today provide utilities and their customers with information that goes far beyond meter reading. Using an assortment of communications technologies, Itron's AMR systems collect data from a variety of residential, commercial and industrial points and deliver that information to enable innovation. Itron is the largest supplier of systems for the emerging AMR market having shipped over 13.5 million AMR meter modules to more than 400 utilities as of December 31, 1998. AMR systems sales and services, including outsourcing, were 78% of the Company's total revenues in 1998.

CURRENT MARKET FOR AMR

The electric utility industry is undergoing basic structural changes as electric power generation is opened up to full competition with retail customers ultimately having access to multiple suppliers. The Company believes that the move to a competitive electricity supply market will motivate utilities and other industry participants to reduce costs, increase operating efficiencies and enhance service quality. In addition, the Company believes that there are a number of new business opportunities that will develop from the value of the information generated by AMR products and systems that will enable the Company, and the Company's customers, to offer new, innovative products and services, including some not traditionally offered by utilities.

The Company believes that as the electric industry deregulates, there will be increased focus initially on serving the needs of commercial and industrial ("C&I") customers, where the economic incentive to switch energy service suppliers is greatest. Most utilities today use the Company's Multiple Vendor Data Collection and Analysis System ("MV-90") software to process meter data for their C&I customers. Building on this position, in 1997 and 1998, the Company developed communications capabilities, complex billing and settlement applications, data warehousing and management applications, and internet delivery capabilities for C&I customers. In 1999, the Company expects to complete development of a new radio-based data collection system for C&I metering. The Company believes that the C&I market will provide it with growth opportunities over the next few years and beyond as utilities, energy service providers
("ESPs"), and others increasingly focus their attention on this critical customer group.

Utility industry restructuring has, in recent years, slowed the growth of residential AMR. The Company has continued to expand its product offerings for residential AMR because it expects an acceleration of this market as utilities emerge from de-regulation. In 1998, the Company completed the development of several new products for the residential AMR market and developed new distribution channels to extend its market reach. The Company believes these actions will improve growth opportunities in the near-term for the residential AMR market. In particular, the Company expanded and diversified its opportunities with the release of new meter modules for the water industry, which is not currently impacted by regulatory restructuring, with the release of a new lower-cost Mobile AMR and Handheld AMR technologies, and with the introduction of Network alternatives that do not require large scale, saturated deployment. The Company also significantly expanded its reach into the municipal and smaller utility market with distribution agreements it recently signed with several large meter manufacturers, including Schlumberger and Badger Meter.

The Company believes that utility industry restructuring will create opportunities which it is uniquely positioned to take advantage of. The Company believes that its AMR product offerings in aggregate are more extensive than that of any other AMR supplier. The Company's AMR solutions support electric, gas, water and combination utilities and other ESPs and include solutions for all classes of utility customers - residential, commercial and industrial. The Company utilizes radio, telephone and cellular technologies as well as private and public communications networks. In addition, the Company has significant experience in high-volume AMR meter module production; established relationships with over 1,500 utilities worldwide; proven interfaces with numerous utility host billing systems; and advanced software for large commercial and industrial customers and power exchanges.

1998 HIGHLIGHTS

During 1998, the Company reorganized into two main divisions, Residential Systems and C&I Systems, in order to focus on the strategically different needs of each of these markets.

As a result of slower activity in the residential AMR market, the Company implemented restructuring measures during 1998 to reduce costs and improve operating efficiencies. These measures resulted in a $4.1 million restructuring charge in 1998. The Company is still considering several alternatives to further improve operating efficiencies and may incur additional restructuring charges. Because of the restructuring measures taken in 1998, the Company was able to substantially reduce its spending level, and as a result, reported a return to profitability in the fourth quarter of the year.

The Company made substantial inroads in the water AMR market in 1998 through expansion of installations on existing contracts, additional contract awards, the introduction of new water AMR products, and expansion of distribution channels for water AMR products. Shipments of water AMR modules were approximately 430,000 in 1998, up 180% from 1997, primarily as a result of further installation for the Company's contract with the City of Philadelphia and adding new water utility customers. The Company had approximately 63 water utilities as customers by the end of 1998, almost double from where it started the year. The Company was also awarded its second large water AMR order from the City of Houston and will begin installation of that system in 1999. In the last half of 1998, the Company introduced water meter modules for the largest segment of the water market, outdoor pit-set meters. Shortly after year-end, the Company announced that it had signed an agreement with Badger Meter to distribute Itron's AMR technology. This, along with the distribution agreement the Company signed with Schlumberger during 1998, significantly broadens the sales reach for the Company's products, primarily to smaller utilities and municipalities.

The Company also made significant progress on its Network AMR deployments in 1998. By year end the

Company was reading approximately 490,000 meters at Duquesne Light Company ("Duquesne") on a daily basis, up from approximately 5,000 meters at the beginning of 1997. See "Description of Business--Duquesne Network AMR Contract." The Company also began expansion of its second large Network AMR contract with Virginia Power early in 1998 and by December 31, 1998, this system was delivering daily billing data for more than 280,000 meters.

The Company made substantial progress on the development of its C&I Network during 1998. The C&I Network is being specifically designed for solid state C&I electric and gas meters. Traditionally, the only way utilities could deliver advanced metering and data management functionality to their key C&I customers was to install a dedicated phone line. Typically a utility's C&I Customers represent a significant portion of total revenue, although they are a small percentage of total customers. While utilities could easily cost justify that ongoing expense for large customers, it often proved cost-prohibitive for smaller customers. The Company's C&I Network utilizes the Company's radio-based communications technology to create local area networks to read meters within a defined geographical area. It then utilizes telephone and or cellular technology to access all meters within the local area network. The C&I Network is expected to provide the benefits of advanced metering to this critical customer group. The Company expects that the C&I Network will go on the market late in 1999.

Also during 1998, the Company completed the development and began test installations of a new Network AMR product, the MicroNetwork, which is a flexible, drop-in network meter reading solution designed to deliver frequent reads and reads on request for small isolated meter populations where a large saturated fixed network is not appropriate or economic. The MicroNetwork provides customers with a flexible and cost effective Network AMR solution by combining low cost radio meter modules with a variety of telecommunications technologies that send data to a host processor.

In addition, the Company introduced new products for Handheld and Mobile AMR late in 1998 that it believes will contribute to sales of Handheld systems in the near term and sales of AMR meter modules in 1999 and beyond. The newest product for the Handheld market is a credit-card sized radio device that enables communications between handheld computers and module-equipped meters. In addition to being lighter weight and lower cost than previous versions, the product uses a standard PCMCIA Type II format which makes it compatible with handheld computers not manufactured by the Company, and which allows the Company's customers to use their handheld computers for applications other than meter reading. The Company's latest product for Mobile AMR, the DataPac, is a lighter-weight, lower cost version of its previous technology for Mobile AMR, the Data Command Unit ("DCU"). Unlike the DCU, which is designed for reading larger numbers of meters, the DataPac is portable and does not require a dedicated vehicle. Using the DataPac, smaller utilities and municipalities will be able to reap the benefits of Mobile AMR technology that were previously out of reach due to the cost of the technology.

                             DESCRIPTION OF BUSINESS

OVERVIEW OF CURRENT ENVIRONMENT IN THE UTILITY INDUSTRY

The electric utility industry is undergoing fundamental structural changes. Current restructuring in the electric utility industry is focused on opening the electric power generation industry to full competition and ultimately providing retail customers access to multiple suppliers (referred to as "direct access or customer choice"). Similar to regulatory changes that have already occurred in the transportation and telecommunications industries, customer demands and regulatory mandates by state and federal governments are forcing utilities to make the transition from regulated monopolies, in certain respects, into competitive enterprises.

Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), eased restrictions on independent power producers in an effort to increase competition in the wholesale electric power generation market and authorized the Federal Energy Regulatory Commission ("FERC") to require utilities to transport and deliver ("wheel") energy for a supplier of bulk power to wholesale customers. Under the EP Act, individual states have the sole authority to mandate the wheeling of electric power to retail customers. While regulatory initiatives vary from state to state, many involve the separation of certain functions currently performed by utilities, including power generation, transmission and distribution (functional unbundling) and a shift from rate-of-return to performance-based ratemaking or market-based pricing. Most states have undertaken some form of regulatory reform. In California, the California Public Utility Commission ("CPUC") mandated retail wheeling beginning on March 31, 1998 for large commercial and industrial customers and January 1, 1999 for all remaining customers. Effective January 1, 1999, several other states, including Arizona, Maine, Massachusetts, Montana, Nevada, New Hampshire, New Jersey, New York, Pennsylvania and Rhode Island, began transitioning to a competitive electricity supply. A number of other states have legislation or commission orders to mandate retail wheeling. In addition, the CPUC has also unbundled the functions of metering and customer billing. This means that electricity customers in California will be able to select their meter reading and billing provider in addition to their electricity supplier. Several other states, including Arizona, Nevada and Pennsylvania, are also transitioning to competitive meter reading suppliers.

While utility companies may retain some, most or all of their traditional functions, the Company believes that it is likely that some of these functions will also be provided by new entities such as Independent System Operators ("ISOs") and ESPs. Utilities may turn the operational control of certain of their transmission facilities over to ISOs. ESPs and aggregators are expected to provide both electricity and natural gas to commercial, industrial and residential customers and may, in some jurisdictions, perform meter reading and customer billing. In addition to ESPs, a number of new entities will likely emerge to provide metering and data services. Such companies also may buy and sell electricity and may have to deal with the frequent specification of prices and costs for the transference of power. Thus, the Company's future customer base will likely be comprised of traditional utility companies, ESPs and new market entrants. As such companies emerge, the Company believes that the ability to measure the supply and use of energy on a frequent basis will become increasingly critical and that the electric service industry will be driven toward daily, hourly or even more frequent usage and pricing for certain customers.

The Company believes that regulatory reform will result in new opportunities for the Company including the development of reconciliation systems for the supply of power to, and purchase of power from, electric power transmission grids; opportunities to provide services, such as meter reading and other functions typically performed by utilities and sales of systems directly to end-user customers. The Company also believes that there are opportunities to use the Company's core technology in related markets, such as tank monitoring, wherein a module is installed on a propane or gas tank and sends information regarding tank levels to a host whereby delivery trucks can be automatically dispatched. Itron has built on board computers that communicate to the headquarters using GPS positioning. In addition, the Company believes there are a number of new business opportunities that will eventually develop for capitalizing on the value of the information that can be derived from the Company's AMR products, systems and services.

ITRON SOLUTIONS

The Company believes it has an extensive and cost-effective portfolio of AMR and data management solutions that provides utilities and other industry participants with numerous options for responding to evolving operational needs, marketing opportunities and regulatory reform requirements.

BROAD PRODUCT LINE OFFERING. Itron's core AMR meter module technology has been adapted to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. Itron's broad product line enables utilities and other industry participants to perform meter reading functions for themselves, as well as for other utilities or power suppliers serving a particular geographic area. Itron's AMR solutions include the use of radio and telephone-based technologies and support all classes of utility customers - residential, commercial, large commercial and industrial - in all environments - rural, suburban and urban. Itron's products also provide the data management software capabilities necessary to handle the large volumes of data required by C&I electricity customers and the emerging participants in the competitive supply of electricity such as ISOs and power exchanges.

LARGEST AMR METER MODULE SUPPLIER: As of December 31, 1998 the Company had shipped more than 13.5 million meter modules since 1987 and is the AMR industry's most experienced meter module provider. The Company believes that its high production volume of AMR meter modules generally allows it to offer utilities economically attractive AMR solutions. In 1996 the Company made substantial investments in high-speed manufacturing automation and test equipment that further strengthened its position as a market leader in the supply of meter modules.

TECHNOLOGY MIGRATION PATHWAY: The Company's radio-based AMR solutions encompass Handheld ("Off-Site"), Mobile and Network reading technology options. Because the same AMR radio meter modules can be used with any of these alternatives, the Company's products facilitate the migration from one level of systems automation to another. This upgrade flexibility means that customers can install AMR systems initially for reasons related to cost savings, improving operations and enhancing service quality. These same systems can be the foundation for more advanced AMR solutions in the future as the marketplace requires.

DATA AND SYSTEMS INTEGRATION: The Company has developed software applications that integrate data from various data collection systems. This data integration provides customers with the flexibility to deploy different data collection technologies in different portions of their service territories, depending upon economic and functional requirements, while integrating the data into a common format. Itron has also developed interfaces to over 1,500 utility billing systems worldwide, enabling smooth transition of collected data to billing.

NATIONWIDE RADIO SPECTRUM AND INTELLECTUAL PROPERTY RIGHTS: The Company has been issued a renewable nationwide U.S. Federal Communications Commission ("FCC") license to operate in the 1427-1432 MHz band, allowing it to operate its Network AMR technology throughout the United States. Itron believes the spectrum available under this license is adequate to meet the spectrum requirements for Network AMR and the requirements for a substantial implementation of advanced utility functions, as well as certain other applications. Itron also owns a number of AMR related patents that provide it with numerous options for further AMR deployment, including licensing its technology to others.

MULTIPLE FINANCING SOLUTIONS: The Company works with its customers to facilitate alternative ways in which to finance AMR technologies. The Company sells products, outsources entire systems, provides installation, operations, or maintenance services, and arranges customized financial solutions for its customers. These customized financial solutions vary from simple third party leases to complex project financing structures depending on the financial and operational goals of the Company's customers.

BENEFIT OPTIMIZED DEPLOYMENT: The range of AMR solutions offered by the Company enables its customers to deploy the solutions that are the most cost effective in each portion of the utility's service territory. The Company has developed a conceptual and analytical methodology - termed "Benefit Optimized Deployment" - which facilitates a potential AMR customer's comprehensive and quantified analysis of the question: "What technology, where and when?"

ITRON'S STRATEGIES

Itron's strategy is to be a profitable leading provider of AMR solutions for collecting, communicating, analyzing and managing information about electric, gas and water usage. Following are key elements of the Company's strategy:

DEVELOP, ENHANCE AND DEPLOY PRODUCTS TO SERVE C&I MARKETS: The Company believes that as the electric industry deregulates, there will be a heightened focus by utilities, ESPs and others on serving the needs of the largest users of electricity - C&I customers. The Company intends to continue to broaden its AMR product line for serving this critical and growing customer group. The Company is the leading provider of software systems for metering data acquisition and analysis for large C&I customers of electric and gas utilities. In 1998, the Company expanded its software offerings to support billing of C&I customers who purchase power under complex rates and schedules, to deliver meter data and information via the Internet, and to warehouse large amounts of meter data. In addition, the Company completed initial testing of its new C&I Network, which is primarily radio-based, and is being designed to provide the benefits of advanced metering to a larger number of C&I customers for a lower cost by eliminating the dedicated phone lines used by most utilities today.

PROVIDE COST-EFFECTIVE METER READING SOLUTIONS: The Company offers a broad range of meter reading solutions that create value for utilities through cost savings and operational improvements and by allowing them to offer new products and services to customers through automation of their meter reading function. These benefits include, among others, reductions in labor costs, safety improvements, elimination of estimated bills, more accurate bills, reduced customer bill disputes, energy theft detection capabilities, improved forecasting of energy demand, and information about outage detection and power restoration. Investments in the Company's core AMR business products enable utilities to convert recurring operating expenses related to meter reading into assets that provide a strategic migration path to more advanced AMR solutions.

EXPAND NETWORK AMR TECHNOLOGY AND INSTALLATIONS: The Company is committed to delivering Network AMR solutions and believes that the demand for Network AMR will continue to grow as electric utilities increasingly focus on the consequences of competition brought on by regulatory reforms and as gas and water utilities begin to take advantage of the benefits provided by accurate and more frequent meter reads. The Company believes utilities, ESPs and others will deploy Network AMR in certain parts of their service territories where frequent reads and other advanced meter reading functionality are required. The Company has offered a network AMR product for saturated deployments for a number of years, incorporating both radio- and telephone-based communications technologies. With the introduction of the Company's MicroNetwork in 1998, customers are able to target specific locations where groups of meters, or selected meters within an area, require more frequent reads and where large saturated fixed networks are difficult to cost justify.

DEVELOP NEW RELATIONSHIPS FOR DELIVERY OF AMR PRODUCTS AND SERVICES: The Company intends to expand its distribution channels for AMR products and meter reading and other services by continuing to enter into joint ventures and partnerships with companies who bring experience and strengths that complement the Company's core competencies. For example, in late 1997, the Company formed a joint venture, Star Data Services ("SDS") with UK Data Collection Services, Limited ("UKDCS") of England, the company that operates the meter data collection system that supports the competitive electricity supply market in England and Wales, to provide metering, data collection, load profiling, settlement, and a variety of other operational services in North America. In 1998, and shortly after year-end, the Company broadened its reach for selling AMR products by entering into distribution and reseller agreements with a number of key utility industry particpants, including Schlumberger,and Badger Meter, with emphasis on the largely untapped water AMR market.

BUILD UPON EXTENSIVE CUSTOMER BASE AND INDUSTRY EXPERIENCE: The Company has established itself as the world's leading supplier of AMR systems as a result of having shipped more than 13.5 million AMR meter modules to over 400 utilities as of December 31, 1998. The Company's EMR systems have been installed at over 1,500 utilities in more than 45 countries and are being used to read approximately 275 million meters worldwide. These installations include approximately 75% of the utilities in North America that have meter populations greater than 50,000. The Company believes that its extensive customer base, long-term relationships with its customers, upgrades and extensions to its current products and proven interfaces with numerous utility host billing systems, provide a solid foundation upon which the Company can expand its product offerings and services to existing utility customers, as well as new utility customers and other industry participants.

EXPAND COMMUNICATIONS ALTERNATIVES: The Company expanded its AMR product offering to include telephone-based technologies for electric meters in 1997 and has further developed telephone-based technologies for both electric and gas meters in 1998. Telephone and cellular technologies can be a very attractive economic alternative for direct access customers, regional or national accounts, rural meters or for selective clusters of meters. Telephone can also be a viable solution for areas where radio communications are not possible or are difficult. In 1998, the Company expanded its communications capabilities to include the ARDIS wireless nationwide public communications network. In addition to ARDIS, in 1998 the Company began communicating over digital networks using Internet Protocol (high speed/high volume Internet communications). The Company is currently in test with PCS networks as well.

DEVELOP NEW BUSINESS OPPORTUNITIES: The Company is developing strategies to take advantage of and to create new business opportunities from the substantial amount of information that can be derived from its AMR systems and products. The new business opportunities include new customers for the information (such as retail end users) and new services that can be offered. The Company's SDS Joint Venture is a first step toward developing this new direction. As deregulation unfolds, the Company will increasingly focus on the prospects for selling services to the expanding universe of market participants. In addition, the Company believes there are a number of technologically adjacent markets in which the use of its core AMR technology can be extended, such as tank monitoring, and is working with strategic partners and others on exploring these types of applications and products.

AUTOMATIC METER READING SYSTEMS AND PRODUCTS

The Company's AMR product line primarily involves the use of radio and telephone technology to collect meter data. The Company's radio-based AMR solutions encompass Off-Site AMR, Mobile AMR and Network AMR. Due to the geographic features and varying population density of a utility's service territory, generally no single meter reading solution is technologically or economically, suited to all parts of the utility's service territory. The Company's AMR applications are intended to provide flexibility ranging from selective installation for high cost-to-read meters or geographically dispersed meters requiring advanced metering functionality, to full implementation of an AMR system covering a large portion of a utility's service area. Additionally, in a deregulated marketplace, target marketing of specific features will be desirable. The Company provides technology that can be selectively deployed to targeted end-use customers. This flexibility enables the Company's customers to achieve economic and operational benefits from their initial investments in the Company's AMR systems, while enabling migration to more comprehensive AMR solutions in the future as the marketplace requires.

METER MODULES: The Company's AMR product offerings are based on a family of meter modules. These meter modules, which can be easily attached to utility meters, encode consumption and tamper information and transmit this data, including meter module identification, to a remote receiver. The Company has expanded its meter module offerings through development of meter modules that read additional meter types, as well as development of modules with differing capabilities that enable utilities to use the most cost-effective module for a particular meter reading need. In 1998, the Company developed and released a variety of new meter modules for electric, gas and water meters, including below ground level, pit-set water meter modules.

The Company began shipping its radio meter modules to customers in late 1986 and has adapted the radio meter modules core technology to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. The Company's compact radio meter modules for gas and water meters are self-contained low-power units, powered by long-life batteries with an expected minimum life in excess of ten years. Radio meter modules for electric meters, which are normally integrated under the glass of standard residential meters, are electricity line powered and do not require batteries. Radio meter modules can be installed by the meter manufacturer during the manufacturing process or easily retrofitted in existing meters.

In addition to its radio meter modules, the Company also offers telephone-based AMR products for electric and gas meters. For residential and commercial applications, the Company's telephone based modules for electric meters attach under the glass of those meters and collect and report consumption, demand, time-of-use and load profile data. In addition, certain telephone-based modules for electric use report power outages, restoration of power and power quality information. For the electric market, in addition to AMR modules attached to meters, the Company offers telephone-based modules that are installed inside customer premises to monitor and report power outages and restoration of power, power quality (under and over voltages) and connections to selective circuits or contact closures inside the premise, such as circuits for refrigeration or HVAC equipment. For C&I large volume gas meters, the Company's telephone-based modules collect information that is used to bill transport gas and interruptible gas customers, as well as critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential gas applications, including hard-to-read meters, modules are attached to existing or new residential gas meters to provide consumption and load survey data.

The Company also offers a separate line of meter modules for use outside of North America. The primary differences between the meter modules used by the Company in North America and those used in international markets are the radio frequency band in which they operate and the physical configuration of the module. In addition, the Company has developed meter module technology to address opportunities available in international markets that are not present in North America. For example, in certain European countries, usage of steam and hot water produced by a central facility for residential heating is metered using devices known as "heat allocators" located on radiators. The Company has developed a radio-based meter module that enables remote collection of data recorded by heat allocators, eliminating the need to access each radiator in order to collect consumption data. As of December 31, 1998 Itron had shipped in excess of 200,000 such modules in Europe. The Company estimates that there are 110 million heat allocators installed in Europe.

OFF-SITE METER READING: The Company's Off-Site AMR solution enables radio-equipped meters to be read remotely, by a person from up to 1,000 feet away, with a handheld computer equipped with a radio unit. Off-Site AMR offers a practical and cost-effective way for utilities to read high cost-to-read meters by eliminating the need for meter readers to gain visual access to those meters. Once a utility has upgraded its Itron handheld computers with radio technology, it can selectively install meter modules on high cost-to-read meters. System software automatically identifies radio-equipped meters within a route. When remote reads are needed, the system prompts the meter reader to initiate the wireless remote read. Meter information is shown on the handheld display and is automatically recorded in the handheld database, allowing the meter reader to move on to the next meter on a route. When a route is completed, data from both visual and radio reads are uploaded from the handheld computer to the utility host system for customer billing. The benefits from Off-site AMR include short-term payback from the meter reading productivity improvements that result from being able to remotely access information on difficult to read meters. Another major benefit from Off-site AMR is greatly improved meter reading safety by installing meter modules in the most hazardous meter locations.

MOBILE AMR: The Company's Mobile AMR solution uses a Data Collection Unit ("DCU"), which is mounted in a vehicle, or a Datapac which is transportable between vehicles, to collect and store data transmitted by meter modules as the vehicle passes module-equipped meters. The DCU or Datapac receives information transmitted by multiple meter modules simultaneously. A touch-screen display enables the operator to observe and operate the equipment. The Mobile AMR application includes software that manages and moves information to and from a utility's billing system. Once installed, the software transfers information from the host system to create route files for the DCU and Datapac for each route, manages the storage of the meter data as it is collected and, at the end of the day, uploads the information to the utility's billing system. A Mobile AMR system enables an operator to read in an eight-hour day an average of approximately 10,000 meters with a DCU or roughly half that number of meters with a Datapac. This compares to an average walking route of 300 to 500 meters per day. Factors affecting the actual number of reads per day include, among others, route density and design, speed limits, weather and environment. As in the case of Off-site AMR, Mobile AMR also improves meter reader safety by removing the need for meter readers to gain visual access to meters in dangerous environments. The cost savings associated with reductions in estimated reads or unread meters is also realized in other parts of a utility's operations, including reduced customer calls to a utility call center related to billing; reduced billing adjustments and associated transactions and reduced field visits. Some utilities have also used Mobile AMR systems to enhance outage detection capability by driving through neighborhoods to determine whether power has been restored. Other utilities have used Mobile AMR systems to read certain customers' meters on specific days to offer selectable billing dates to those customers.

NETWORK AMR: The Company offers a number of Network AMR products. The Company's Network solutions provides utilities with the capability of automating meter reading in desired segments of a utility's service area, thereby eliminating the need to send meter readers to or near customer premises. The Company has large scale Network AMR deployments with two utilities and smaller scale installations at ten utilities. Under a contract with Duquesne, the Company has installed a large scale Network AMR system that was reading just under 500,000 meters on a daily basis as of December 31, 1998. See "Duquesne Network AMR Contract." Installation of the Company's large scale Network AMR system at Virginia Power is nearing completion and as of December 31, 1998 the system was reading approximately 280,000 meters on a daily basis. When expansion of this system is complete in 1999, it will cover approximately 430,000 meters. The Company's Network AMR technology provides utilities with a number of utility-related applications, including daily or more frequent meter reads, time-of-use pricing, on-request meter reads for final reads or customer inquiries, tamper monitoring and reporting, high-level outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities.

Meter data collected by the Company's radio meter modules is transmitted to a Cell Control Unit ("CCU"), which is a neighborhood communications controller. The CCU performs memory and computational functions, in addition to functioning as a radio receiver and transmitter. Weighing approximately 15 pounds, Itron's CCU can be easily installed on utility poles, streetlights, or other locations. While the geographic area covered by each CCU varies depending on local topography, physical structures, terrain and other factors, in general each CCU serves an average of 50 homes. Information collected by CCUs is then transmitted to a Network Control Node ("NCN"), which is the primary routing and control device for the Network. Each NCN typically supports approximately 400 CCUs. NCNs manage information routing in the network between CCUs and the system host processor and can serve as a gateway to other communication networks. Communications between the CCUs and NCNs utilize the Company's nationwide licensed frequencies in the 1427-1432 MHz band .

The final link in the Company's Network AMR solution is from the NCNs to one or more host computers, known as Genesis Itron Host Processors ("GIHPs"). The GIHP is an open-architected control computer and database management system that provides network control and advanced AMR functionality, and acts as the interface to the Network from other utility systems. The GIHP provides a Standard Query Language ("SQL") database server to utility host billing and operating systems. Communications between NCNs and the utility's GIHP typically utilize radio, telephone, frame relay or other wired communication media.

In 1998, the Company introduced a new Network AMR product known as the MicroNetwork. The MicroNetwork is a flexible, drop-in network meter reading solution designed to deliver frequent reads and reads on request for small isolated meter populations. The MicroNetwork is an ideal data collection solution for apartment complexes, campuses, small residential communities, high rise buildings, strip malls, suburban neighborhoods and rural communities - any place where groups of meters, or selected meters, require or can benefit from accurate and more frequent reads. The MicroNetwork is also an ideal solution for the growing sub-metering market where it can be used to gather electricity, gas and water consumption by individual users in buildings or apartment complexes currently served by a centralized master meter.

The MicroNetwork consists of three components: Itron meter modules; locally installed communications nodes called concentrators; and an Itron host processor system. The system uses a two-step process to gather metering data. First, using Itron's radio communications technology, the concentrator units automatically gather consumption data collected from nearby electric, gas, and water meters equipped with Itron meter modules. The MicroNetwork then utilizes telephone and/or cellular communications technology to send the consumption data to the host processor system. There the metering data is processed and forwarded to billing services and other utility business operations as needed.

The Company made substantial investments in development of its Network AMR products in 1996, 1997 and 1998. The Company expects some portion of its product development spending in 1999 will be for Network development, including performance enhancements and adding functionality, but that the amount spent will be less than annual spending in the prior three years. See " Product Development."

TELEPHONE-BASED TECHNOLOGY. The Company also offers products that allow electric and gas utilities to implement telephone-based AMR solutions. Modules can be programmed to collect various types of meter reading data including standard consumption, time-of-use, demand and interval data for load profiling. These systems use inbound communications in which the meter modules call in to the utility's central processing computer at pre-scheduled times to report meter reading information. The devices are connected to and share existing customer telephone lines. Telephone-based AMR functionality is primarily designed for selective deployments of direct access customers or for geographically dispersed customers requiring advanced metering functionality such as regional or national accounts. Additionally, telephone-based devices that report power outages and power quality events (over and under voltages) can be selectively deployed to strategic points in the utility distribution system. This provides a target solution to achieve operational and system reliability improvements where a full saturation network is difficult to cost justify. This technology may also be used to automate areas not suited for cost effective implementation of radio technologies such as remote or rural areas.

The Company also provides other telephone-based devices that monitor and report power outage, restoration and power quality (over/under voltage) information. The devices are easily installed by the end-use customer. The devices may be deployed at key locations throughout a utility's distribution system to improve operations, enhance power quality and improve overall system reliability and service by allowing utilities to isolate outages and determine when power has been restored more quickly.

COMMERCIAL AND INDUSTRIAL SOFTWARE PRODUCTS AND SERVICES

Commercial and industrial ("C&I") meters have much more sophisticated measurement capabilities than do meters for residential customers. Therefore, they have much more data that must be conveyed back to a utility from the meter. There is a wide variety of these meters with no standards for communications agreed upon by the multiple meter vendors. The Company, through its UTS subsidiary, is the leading provider in the United States of software systems for metering data acquisition and analysis for the large C&I customers of electric and gas utilities. UTS also has systems installed in approximately 20 countries outside the United States.

UTS's MV-90 supports communication protocols for almost all the large C&I electric and gas meter suppliers in the United States and Europe. MV-90 supports all methods of data retrieval from large C&I meters (handheld readers, radio, telephone and other communication technologies) and was designed with a full range of applications software to support data collection from meters, data validation and editing, and analysis of energy usage data. MV-90 software can be licensed for use on single computers or local/wide area networks. In addition to the base system, there are layered application packages that support applications such as load research, real time pricing (hourly price transmission to C&I customers), gas transportation, and interruptible rates (notification and control of loads at large C&I customers).

UTS has capitalized on a specialized market within the electric utility industry and now supplies MV-90 software for revenue billing, load research and demand-side management to approximately 70% of the major utilities in the United States and to most of the electric and gas utilities in Canada, Europe, the Middle East, Australia, Central America and South America. The Company estimates that approximately 35% of the $250 billion annual revenues billed by the electric utility industry in the United States is billed using data collected by MV-90 software systems. UTS also has a "read only" version of the MV-90 software that allows C&I customers to read the utility's delivery point meters (both electric and gas) on a frequent basis to analyze their own energy consumption. This software can also receive hourly pricing data from energy suppliers for customers who purchase power on a real-time pricing basis (price varies by the hour). It also supports load curtailment with messaging to notify larger C&I customers. Such read-only, real-time pricing and load control software applications are sold to C&I customers by the marketing departments of various utilities.

The Company believes that competition in the utility industry will drive metering technology and systems toward enhancing and facilitating communications between large C&I customers and their power suppliers. In 1998, the Company released new products for C&I customers and expanded installations for other products for this sector of the market. These new products include MV-PBS, MV-COMM, MV-STAR and MV-WEB. The Company's product for Large Power Billing & Settlement Systems ("MV-PBS") is targeted to utilities and power marketers that support complex billing for large C&I customers, franchise operations, national accounts and aggregators. MV-PBS allows utilities and other energy suppliers to bill energy and related services sold under complex contracts, where each contract for products and services may be unique to that customer. The current legacy billing systems used by most utilities were designed for large volume, rate class billing with very little flexibility to bill complex contracts required for unbundling of power (generation, transmission and distribution), as well as new products such as real-time pricing and retail wheeling. MV-PBS is used in a client-server environment and is fully integrated with UTS's MV-90 multi-vendor data collection system.

In order to manage high-volumes of C&I meters, the Company developed MV-COMM, a front-end processor for its base MV-90 platform, that greatly enhances speed, performance and communication between meters and the host processor. Initially developed for the Independent System Operator (ISO) in California, MV-COMM enabled the Company to meet the ISO's requirement to read a minimum of 3,000 electronic meters with five minute interval data within two minute time periods at the end of each hour. MV-COMM has now been installed at several other locations, including in the UK, where more than 70,000 electronic meters with 1/2 hourly data are read each night.

In order to meet the needs for warehousing large volumes of interval metering data, the Company, in late 1997, acquired the exclusive distribution rights in North America for the STAR Data Management System (MV-STAR). MV-STAR was developed by UKDCS, the operator of the meter data collection system supporting the competitive electricity supply market in England and Wales. When integrated with MV-90, MV-STAR provides the ability to manage the large volumes of hourly or other interval data, which will be increasingly required in competitive electricity markets such as California and the UK. The Company also recently integrated MV-STAR with MV-PBS to provide large-scale financial settlement systems, such as the one the Company recently sold to Tucson Electric Power.

Recognizing that data delivery to a variety of market participants, including utilities, ESPs, ISOs, power exchanges, and retail customers, is just as critical as the collection of the metering data, the Company developed MV-WEB, an Internet-based data delivery solution that provides C&I customers with access to their usage data. Like other UTS products, MV-WEB interfaces with the MV-90 base platform to provide C&I customers with secure and immediate access to their load data from a PC workstation equipped with a standard web browser. By using the Internet to deliver load data, MV-WEB employs a proven, cost-effective communications infrastructure that's in place, functioning, and used by most C&I customers every day.

In 1998, the Company completed initial testing of its new C&I Network. The C&I Network operates in much the same manner as the Company's MicroNetwork but is specifically designed for solid state C&I electric and gas meters. Traditionally, the only way utilities could deliver advanced metering and data management functionality to their key C&I customers was to install a dedicated phone line. While utilities could easily cost justify that ongoing expense for large customers, it often proved cost-prohibitive for smaller customers. The Company's C&I Network utilizes the Company's radio-based communications technology and is being designed to provide the benefits of advanced metering to this critical customer group at a much lower cost by eliminating the ongoing expense of dedicated phone lines.

The C&I network accomplishes this by deploying the Company's external meter modems, or EMM's, to communicate advanced energy usage data from solid-state electric and gas meters. Using the Company's radio communications technology, the metering data is transmitted from the meter modems, using peer to peer communications, through a system of electronic relays to a hub which routes data from a designated population of C&I meters. Using telephone and/or cellular communications, the hub then routes all the data collected from C&I meters in its area to an MV-90 host processor, where the data is used for a variety of billing, load research and system engineering applications.


EMR HANDHELD SYSTEMS AND PRODUCTS

The Company's handheld systems allow utilities to automate a substantial portion of their meter reading and billing functions. The Company provides five basic models of handheld computers to meet the varying requirements of its utility customers. Each model is designed for use in harsh environments with standard text and graphics, backlit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of the utility customer.

Handheld systems are used as follows: (1) key customer data is downloaded from an Itron host processor to an Itron handheld computer prior to commencement of a meter reader's daily route; (2) a meter reader visually reads meters along a route and enters the readings into a handheld computer; and (3) after a meter reader's daily route has been completed, collected data is uploaded directly into a utility's host billing system. The Company's family of software systems provides data consolidation and storage, reformatting, linkage to a utility's host billing system, meter reading route management, route downloading and time-of-use and interval data recording data management and distribution.

JOINT VENTURE SERVICES

The Company has entered into and expects to continue to enter into joint ventures or alliances with utility industry participants including utilities and non-regulated utility entities, among others. These alliances and joint ventures offer, and are expected to offer, a wide range of services, such as AMR meter module and Network component installation, AMR outsourcing, Network-based information services, meter reading services and development of additional business opportunities to maximize thevalue and use of the information provided by Itron's AMR products and systems.

Currently the Company has two active joint ventures:

- EnSite - a 50/50 joint venture between the Company and Duquesne Enterprises, which provides for the resale of the Company's products and AMR outsourcing to utilities in and around Duquesne Light Company's service territory.

- STAR Data Services - a 50/50 joint venture between UTS and UKDCS which provides metering, data collection, load profiling and settlement services to utilities, ESPs, retail customers, and others on a fee-for-service basis in North America. STAR Data Services is primarily focused on large C&I accounts.

DUQUESNE NETWORK AMR CONTRACT

In January 1996, the Company entered into a contract with Duquesne providing for the Company to install, operate and maintain an AMR system and provide meter reading and advanced communication services to Duquesne over a 15 year period. In 1998 the Company completed "Phase II," or the construction phase of the contract with Duquesne and effective January 1, 1999, the Company entered "Phase III" or the operations phase of its contract with Duquesne. Approximately 562,000 modules have been installed to date for the system at Duquesne. This integrated system includes a radio-based fixed network and cellular and land-line phone networks that provide daily reads for approximately 490,000 of Duquesne's residential, commercial and small commercial meters. Duquesne's rural customers are read using a vehicle-based Mobile AMR system on a monthly basis. The system at Duquesne also supports an array of sophisticated services, including time-of-use, demand, load profiling, outage detection and restoration reporting, power quality monitoring, on-request reads and daily tamper reporting. By collecting daily reads Duquesne is also able to perform accurate load forecasting and reconciliation functions to efficiently manage energy supplier deliveries under the Pennsylvania Customer Choice Program.

The Duquesne Contract contains numerous milestones, some of which are "critical" milestones and carry significant monetary penalties. At the end of 1998, the Company had received acceptance from Duquesne on the completion of all critical milestones. See "Certain Risk Factors--Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." For information on revenue recognition for outsourcing contracts, see Note 1 to the Company's Consolidated Financial Statements.

CUSTOMERS

The Company has established itself as a leading supplier of handheld EMR systems and AMR meter modules for the AMR market. The Company believes that its extensive customer base, long-term customer relationships and experience in meeting the needs of the utility industry provide a solid foundation from which it can supply additional products and services to its existing customers, as well as new utility customers and other industry participants.

The Company's EMR systems are installed at over 1,500 electric, gas, water and combination utilities in more than 45 countries and are being used to read approximately 275 million meters worldwide. Itron's EMR systems are installed at approximately 75% of the largest utilities (those with greater than 50,000 customer meters) in the United States and Canada ("Domestic market"). As a result of the high market penetration the Company has already achieved in the Domestic market, EMR sales are expected to be predominantly system upgrades and replacements. The Company estimates that the number of meters outside of the Domestic market is approximately two to three times the number of meters within that market. Because utilities in many industrialized countries outside of the Domestic market are only now beginning to automate their meter reading function, the Company believes that international markets represent a growth opportunity for sales of its EMR systems.

The Company has established itself as the world's largest supplier of meter modules for the expanding AMR market as a result of having shipped over 13.5 million meter modules as of December 31, 1998. During the year ended December 31, 1998, the Company shipped 2.4 million AMR meter modules and added 76 utilities to its list of AMR customers, bringing the total number of the Company's AMR customers to over 400 utilities, including approximately 50 utilities located outside of the United States.

The Company has installed the world's largest AMR system for New Century Energies (formerly Public Service Company of Colorado) comprised of over 1.5 million meter modules. This system is being read with Mobile AMR technology. The Company also is in the process of installing what it believes is currently the world's largest radio-based water AMR system with the City of Philadelphia Water Department. As of December 31, 1998 the Company had installed approximately 353,000 meter modules to this customer and when complete, this system will automate the meter reading of approximately 433,000 water meters in Philadelphia.

In addition, the Company has two large scale Network deployments and several Network AMR pilot installations in North America. The Company has installed a Network AMR system for Duquesne that is currently reading just under one half million meters daily. See "Duquesne Network AMR Contract." In addition, the Company is nearing completion of the installation of a Network AMR system at Virginia Power that will cover approximately 430,000 meters. The Network AMR system at Virginia Power was reading approximately 280,000 meters on a daily basis at December 31, 1998.

SALES, DISTRIBUTION AND MARKETING

Itron utilizes a direct sales and technical support team to serve large utilities, with sales and technical support offices located in a number of cities throughout the United States. For smaller utilities and municipalities in the Domestic market, Itron conducts sales and support activities through numerous business associates and manufacturer representatives, including several major meter manufacturers.

As of January 31, 1999, the Company's Domestic market direct sales force was comprised of 17 account executives and four vice presidents, all of whom are supported by five technical sales engineers. Support is provided to the direct sales team by a Solutions Marketing team, which consists of seven marketing professionals, and a Customers Solutions team, which consists of one vice president and eight analysts who are responsible for system configurations, business case development, pricing and proposal development.

The Company has approximately 22 business associates and manufacturer representatives that are managed by one vice president and eight support personnel who are assigned geographic areas and product lines in North America. Recently, the Company entered into master purchase agreements with Schlumberger and Badger Meter to resell Itron products in the small utility, municipal and co-operative markets in the Domestic market. Internationally, the Company maintains direct sales organizations within subsidiary operations in the United Kingdom, France and Australia. To reach the broader international market, the Company conducts sales through distributors in approximately 45 other countries. In 1998, the Company signed an agreement with Schlumberger for the distribution of the Company's products in Europe, in addition to the reseller agreement with Schlumberger for the Domestic market.

The Company also sells electric and water meter modules through original equipment manufacturer ("OEM") arrangements with several major meter manufacturers, in which the manufacturers incorporate the Company's meter modules at their own facilities into new meters and then offer them for sale. The Company intends to enter into additional OEM or other similar arrangements if it has attractive opportunities to do so. Further, the Company has licensed certain aspects of its meter module technology to Schlumberger and may enter into additional licensing agreements with other meter manufacturers or other industry participants in the future.

The Company also offers its products and services through long-term outsourcing arrangements, which may include providing AMR products, system project management and installation, on going meter reading services, meter shop services and other services for periods of typically 15 years or longer. Outsourcing arrangements can be structured in a variety of ways to address a utility's specific needs. These range from providing basic meter reading systems and services to providing systems and services with advanced functionality. The

Company offers these services to utilities directly and through joint ventures with utilities and other industry participants.

The Company's future customer base will likely be comprised of traditional utility companies as well as ESPs and other market participants and will also likely include sales of products or services to retail customers (particularly in the C&I market). The Company is developing new strategies, relationships and distribution approaches for selling to customers that are not utilities.

The Company's marketing efforts focus on product awareness principally through trade shows, symposiums, published papers and direct mail. These marketing efforts include brochures, newsletters, exhibits, conferences, an annual user's forum, industry standards committee representation and regulatory support. Several major industry conferences are keystones in the Company's marketing program, including the Distributech Conference held every winter, the Company's Annual Users Conference held in June in conjunction with the National Meter Reading Association meetings, and the Automatic Meter Reading Association conference usually held in September. The Company maintains communications with its customers through its Users Advisory Board and its Fixed Network Advisory Group and a program of regular mailings, newsletters and new customer announcements.

CUSTOMER SERVICE AND SUPPORT

The Company provides its utility and other customers with implementation services that include among other things, system design, installation, training and project management. Each of these services is tailored to meet a particular customer's needs. In addition, for Network AMR systems, the Company offers network design, propagation analysis, mapping support, centralized operation and system support. The Company offers system maintenance and support services to each of its customers. Service contract prices are based on a number of factors, including system size and complexity and the expected degree of service support required. The Company's system maintenance and support services include 24-hour, toll-free hot line support, customer service representatives, consulting services, regional training programs, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services.

COMPETITION

Although the Company is the industry leader in sales of AMR meter modules and AMR systems and services to the utility industry, it faces competition from a variety of companies in each of the markets it serves. The emerging market for Network AMR systems for the utility industry, together with the potential market for other applications, once such Network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Network AMR systems. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

In the radio-based Network AMR market, for example, companies such as CellNet Data Systems, Inc. ("CellNet") and Whisper Communications currently offer alternative solutions to the utility industry and compete aggressively with the Company. The Company believes that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing competitive products for the AMR market. For example, Schlumberger currently offers alternative solutions, as well as acts as a reseller and integrator of the Company's solutions, and could expand their current products and services.

The Company believes that it enjoys a number of competitive advantages. The Company believes the diversity of its AMR product line is broader than that of any other AMR provider. This diversity gives the Company the ability to provide comprehensive solutions to its customers. The Company's radio-based AMR solutions utilize the same AMR radio meter modules and facilitate the migration from one level of systems automation to another. The Company believes that it is able to price its AMR meter modules competitively as a result of its highly automated manufacturing lines as well as high production volumes. The Company has a substantially larger installed base of handheld-based EMR systems and AMR meter modules than any of its competitors which gives it the advantage of a proven record of providing cost-efficient, quality products and services and the proven ability to interface meter data with a wide variety of utility host billing systems. In addition, the Company benefits from its nationwide license of 5 MHz of spectrum in the 1427-1432MHz band. See "FCC Regulation."

Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, and in some cases, greater name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Certain Risk Factors--Competition."

PRODUCT DEVELOPMENT

The Company's product development efforts are focused on further expanding and upgrading AMR product offerings, particularly for C&I customers, and developing new hardware and software platforms for handheld systems. The Company has product development facilities located in Spokane, Washington; Waseca, Minnesota; Raleigh, North Carolina; Boise, Idaho; and Saratoga, California. It also conducts some development activities in some of its foreign subsidiaries. The Company has maintained its leadership position in part because of its commitment to new products and continued enhancement of existing products. The Company spent approximately $33 million annually in each of the last three years on product development.

In the third quarter of 1998, the Company began the implementation of restructuring measures to reduce costs and improve operating efficiencies. These measures included the elimination or consolidation of approximately 150 positions, the majority of which were product development. As a result, product development expenses in the foreseeable future will be lower than those experienced in the recent past. The Company believes that its comparatively high development spending in the prior years has expanded the number of meter module products, enhanced module functionality and expanded network capabilities and products. The Company believes it has reduced spending in a manner that allows the Company to quickly respond to upturns in industry activity.

The Company's future success will depend in part on its ability to continue to design and manufacture new competitive products, as well as to continue to enhance its Network and other AMR products. There can be no assurance that the Company will not experience unforeseen problems or delays with respect to its product development efforts. Delays in the availability of new and enhanced products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Risk Factors--Dependence on New Product Development."

INTELLECTUAL PROPERTY

Itron owns or licenses numerous United States, Canadian and foreign patents and has filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and

AMR-related technologies. On October 3, 1996, the Company brought an action in the United States District Court for the District of Minnesota against CellNet claiming infringement of its radio-based network AMR systems patent. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgement that had previously been filed by the Company and CellNet related to this action. In its decision, the Court granted the Company's motion on the issue of validity of its patent and denied CellNet's motions on invalidity. The Court granted CellNet's motion on the issue of non-infringement and denied the Company's motion on infringement. The Company believes the non-infringement decision is incorrect and that is has substantial grounds for an appeal from any judgment that may be entered, should the Company decide to pursue that option. See "Legal Proceedings." The Company also relies on copyrights to protect its proprietary software and documentation. The Company has registered trademarks for most of its major product lines in the United States and many foreign countries.

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

In late February 1997, the FCC adopted a Notice of Proposed Rule Making seeking comments concerning the rules for multiple address systems ("MAS"). The Company uses licensed MAS frequencies to interrogate or "wake up" its meter modules. The FCC is proposing to change the method for licensing some MAS frequencies from individual site licenses to wide area licenses and to conduct auctions for mutually exclusive applications in some MAS frequency bands. The FCC is confining the use of the MAS frequencies used by the Company to "private" use and has instituted a freeze on accepting applications proposing to use the frequencies for subscriber-based services. The freeze does not affect license applications for private operations.

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

The Company also has been issued a renewable nationwide FCC license to operate in the 1427-1432 MHz band. With the exception of meter modules that operate in the 910-920 MHz band as described above, the Company's Fixed Network products operate within this band. This frequency band currently is under the exclusive control of the federal government, which has consented to the FCC's issuance of a license for Itron's use of the band. Current government use of the band is limited to a discrete number of well-defined locations, and the Company believes the secondary nature of its license does not have a material impact on its business.

The 1427-1432 MHz band is scheduled to be transferred from exclusive federal government jurisdiction to the FCC in 1999. The continued government use of the frequency will extend through 2004, at which time the frequency will be subject to auction. The FCC has issued a report stating that rule makings in this band will not be initiated until the year 2006. To date the FCC's approach has been to "grandfather" incumbent users and permit their continued operation, or, alternatively, to provide a period for incumbents to make a transition to other frequencies, with the auction winners having to compensate the incumbent users for relocation expenses. However, there can be no assurance that the FCC will follow precedent in this respect. The Company believes that it may have a significant installed base of products operating in the 1427-1432 MHz band by the time the band becomes subject to auction. Consequently, the Company believes that it would be difficult for any potential bidder to overcome the public interest in the Company's continued use of the spectrum on behalf of the utility industry and that it likely would be cost-prohibitive for any potential bidder to provide compensation to the Company for relocation of the installed base. Further, the Company believes that commercial demand for the 1427-1432 MHz band is likely to be relatively low due to its proximity to a worldwide exclusion zone of radio astronomy frequencies that may not be used for any commercial purposes.

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

MANUFACTURING

The Company manufactures meter modules, Network components and other AMR products, as well as certain handheld computers and peripheral equipment. The Company's primary manufacturing objective is to design and produce cost-effective, high-quality meter modules and other Network components utilizing high-volume automation equipment. The Company's primary manufacturing facilities are located in Spokane, Washington and Waseca, Minnesota. The Company currently has the capacity to produce over 4.6 million meter modules annually on a two-shift basis. With the addition of a third shift and certain ancillary equipment, the Company has the capacity to produce approximately
7.0 million meter modules annually. In the first half of 1996, the Company expanded its manufacturing capacity in Spokane through the installation of high-speed automation and test equipment in order to support the anticipated growth in meter module and CCU production. Because this anticipated growth did not materialize, the Company currently has excess manufacturing capacity, which has resulted in an increase in cost of sales per unit.

The Company's Waseca manufacturing facility produces all of the Company's gas and water meter modules, data collection units used in Mobile AMR and handheld devices used for AMR meter module installation and programming. The Company's Waseca operations are highly automated and are designed for high-volume manufacturing. The key manufacturing processes for AMR meter modules produced in Waseca include a ceramic board processing facility, automated surface mount placement equipment and both passive and active laser tuning equipment.

The Company's Spokane manufacturing facility, designed for manufacturing flexibility and automation, is responsible for electric meter module, CCU and NCN production. The key processes include automated surface mount placement equipment, laser- tuning equipment and automated test capabilities. The Spokane facility is also responsible for manufacturing certain handheld systems and peripheral equipment, as well as other lower-volume AMR products, and is the primary repair facility for the Company's handheld systems products.

The Company has installed extensive automated testing equipment in both its manufacturing facilities to ensure quality control and process repeatability. The Company's testing includes both visual inspection and automated testing of technical parameters established for each of its products. The Company's quality control equipment also includes a sophisticated information system that collects data from its testing equipment and provides extensive reports and analyses of such data. This information system permits the Company to promptly identify potential problems or weaknesses in its manufacturing processes. The Company has been ISO 9000 certified since 1993 and received ISO 9002 re-certification of its Spokane facility in April 1996 and received ISO 9002 certification of its Waseca facility during 1998.

Certain of the Company's handheld systems products, telephone modules and international meter module products are manufactured for the Company by third parties.

FOREIGN AND DOMESTIC OPERATIONS

The Company's foreign operations consist of three consolidated subsidiaries as well as international distributors. Subsidiary operations are located in Reading, England; Vienne, France; and Sydney, Australia. These offices are responsible for all utility sales and customer support within their respective countries. To reach the broader international market, the Company conducts sales through distributors appointed in approximately 45 other countries. For more information on the Company's international operations see Note 16 of Notes to Consolidated Financial Statements.

BACKLOG OF ORDERS AND INVENTORY

The twelve month revenue backlog of unshipped factory orders at the end of 1998 and 1997 was approximately $85 million and $145 million, respectively. The Company expects that substantially all of the orders in backlog at the end of 1998 will be shipped during 1999. In addition, the Company has multi-year contracts to supply radio meter modules and multi-year outsourcing arrangements with several customers. Total backlog, including multi-year contracts and other booked revenues beyond the next twelve months, was $337 million and $407 million at December 31, 1998 and 1997, respectively. Inventories at December 31, 19987 and 1997 were $20.7 million and $32.0 million, respectively. While backlog is one indicator of future revenues for the Company, the Company's backlog fluctuates from quarter-end to quarter-end primarily as a result of the timing of large contracts. Recently, the Company expanded its distribution channels for smaller utilities and municipalities. To the extent that future revenues are derived from this segment of the market, which typically has a smaller order size that may book and ship within the same quarter, or from service offerings verses product sales, backlog may not be as reliable an indicator of near-term revenues.

ENVIRONMENTAL REGULATIONS

In the ordinary course of its business, the Company uses metals, solvents, and similar materials which are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 1998, the Company employed 1,127 full-time persons: 379 in manufacturing, 280 in product development, 222 in sales and marketing, 102 in customer service and support and 144 in finance and administration. Of these employees, 76 were located in Europe, 19 in Australia and the remainder in the United States. The Company continues to recruit and seeks to maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

OTHER

Itron does not have any contracts with the federal government. The Company's business is not significantly seasonal.

CERTAIN RISK FACTORS

DEPENDENCE ON UTILITY INDUSTRY; UNCERTAINTY RESULTING FROM MERGERS AND ACQUISITIONS AND REGULATORY REFORM: The Company derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results, on both an annual and a quarterly basis, due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes in the state and federal regulatory frameworks within which the electric utility industry operates.

The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. The Company's utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of the Company's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

The domestic electric utility industry is currently the focus of regulatory reform initiatives in virtually every state, which initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, many utilities have delayed purchasing decisions that involve significant capital commitments. While the Company expects some states will act on these regulatory reform initiatives in the near term, and some states have, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utility companies are pursuing merger and acquisition strategies. The Company has experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, such purchase decisions are put on hold indefinitely when merger negotiations begin. The pattern of merger and acquisition activity among utilities may continue for the foreseeable future. If such merger and acquisition activity continues at its current rate or intensifies, the Company's revenues may continue to be materially adversely affected.

Certain state regulatory agencies are considering the "unbundling" of metering and certain other services from the basic transport aspects of electricity distribution. Unbundling includes the identification of the separate costs of metering and other services and may extend to subjecting metering and other services to competition. For example, in California, the CPUC issued a decision that subjects metering, billing and related services to competitive supply. Other states, including Arizona, Nevada and Pennsylvania, are adopting similar measures. The discontinuance of a utility's metering monopoly could have a significant impact upon the manner in which the Company markets and sells its products and services. As the customer for the Company's products and services could change from utilities alone to utilities and their competitive suppliers of metering services, the Company could also be required to modify its products and services (or develop new products and services) to meet the needs of the participants in a competitive meter services market.

RECENT OPERATING LOSSES: The Company experienced operating losses in certain quarters of each of the past three years and may experience quarterly losses in 1999. There can be no assurance that the Company will maintain consistent profitability on a quarterly or annual basis. The Company has experienced variability of quarterly results and believes its quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, timing and levels of operating expenses, shifts in product or sales channel mix, and increased competition. The Company's operating margins have been and are currently being adversely affected by excess manufacturing capacity. The Company expects competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors. For example, the Company has entered into large Network Contracts with Duquesne and Virginia Power with margins significantly below the Company's historical margins due to the early stage of the Company's Network products at the time those systems were shipped and installed, and due to competitive pressures.

CUSTOMER CONCENTRATION: In some years, the Company's revenues are concentrated with a limited number of customers, the identity of which changes over time. The Company is from time to time dependent on large, multiyear contracts that are subject to cancellation or rescheduling by customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on the Company.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT: The Company has made, and expects to continue to make, substantial investments in technology development. The Company's future success will depend, in part, on its ability to continue to design and manufacture new competitive products and to enhance its existing products. This product development will require continued investment in order to maintain the Company's market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of the Company's technologies or products. Development schedules for technology products are subject to uncertainty, and there can be no assurance that the Company will meet its product development schedules. The Company has previously experienced significant delays and cost overruns in the development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including changes in product definition during the development stage, changes in customer requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party-supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products, or the inability to successfully develop products that meet customer needs, could result in the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THE INSTALLATION, OPERATIONS AND MAINTENANCE OF AMR SYSTEMS PURSUANT TO OUTSOURCING CONTRACTS: A portion of the Company's business consists of outsourcing, wherein the Company installs, operates and maintains AMR systems that it may continue to own in order to provide meter reading and other related services to utilities and their customers. The Company currently has three outsourcing contracts. The largest of the contracts, which is with Duquesne Light Company, involves Network AMR. The other two contracts involve Mobile AMR solutions and, in one case, the AMR system has been sold on a turnkey basis. These long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on the Company's part to meet contractual performance standards on a consistent basis over agreed time periods.

INCREASING COMPETITION: The Company faces competitive pressures from a variety of companies in each of the markets it serves. In the radio-based fixed network AMR market, companies such as CellNet, Whisper and Schlumberger currently offer alternative solutions to the utility industry and compete aggressively with the Company. The emerging market for network AMR systems for the utility industry, together with the potential market for other applications once such network systems are in place, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the Company's Network AMR system. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services, to utilities and other industry participants.

The Company believes that several large suppliers of equipment, services or technology to the utility industry may be developing competitive products for the AMR market. In addition, large meter manufacturers could expand their current product and services offerings so as to compete directly with the Company. To stimulate demand, and due to increasing competition in the AMR market, the Company has from time to time lowered prices on its AMR products and may continue to do so in the future. The Company also anticipates increasing competition with respect to the features and functions of such products. In the handheld systems market, the Company has encountered competition from a number of companies, resulting in margin pressures in the maturing domestic handheld systems business.

Many of the Company's present and potential future competitors have, or may have, substantially greater financial, marketing, technical and manufacturing resources, and in some cases, greater name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW TECHNOLOGY: The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market with any assurance. The AMR market has not grown as quickly in recent years as the Company expected. Further market acceptance of the Company's new AMR products and systems, such as its Fixed Network products, will depend in part on the Company's ability to demonstrate cost effectiveness, and strategic and other benefits, of the Company's products and systems, the utilities' ability to justify such expenditures and the direction and pace of federal and state regulatory reform actions. In the event that the utility industry does not adopt the Company's technology or does not adopt it as quickly as the Company expects, the Company's future results will be materially and adversely affected. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions.

RAPID TECHNOLOGICAL CHANGE: The telecommunications industry, including the data transmission segment thereof, currently is experiencing rapid and dramatic technology advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, and private communications networks have greatly expanded communications capabilities and market opportunities. Many companies from diverse industries are actively seeking solutions for the transmission of data over traditional communications mediums, including radio-based and cellular telephone networks. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers. There can be no assurance that technological advances will not cause the Company's technology, and potentially its inventory, to become obsolete or uneconomical.

AVAILABILITY AND REGULATION OF RADIO SPECTRUM:. A significant portion of the Company's products use radio spectrum and in the United States are subject to regulation by the U.S. Federal Communications Commission (the "FCC"). In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or Congress will not adopt additional changes in the future. Licenses for radio frequencies must be renewed, and there can be no assurance that any license granted to the Company or its customers will be renewed on acceptable terms, if at all. The Company has committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to the Company's products, and there can be no assurance that the Company would be able to modify its products to meet such requirements, that it would not experience delays in completing such modifications or that the cost of such modifications would not have a material adverse effect on the Company's future financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL: The Company's success depends in large part upon its ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on the Company's business. The Company has retained executive search firms to assist in finding a new CEO and President, a position currently held by Johnny Humphreys, who is also Chairman. While Mr. Humphreys intends to retain his current responsibilities until a successor is selected, and will be actively involved in the affairs of the Company for an indefinite period, the Company's success will be dependent on the selection of a qualified eventual successor to Mr. Humphreys. The Company's success also depends upon its ability to continue to attract and retain highly qualified personnel in all disciplines. There can be no assurance that the Company will be successful in hiring or retaining the requisite personnel.

INTELLECTUAL PROPERTY: While the Company believes that its patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that the Company's patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can also be no assurance that such rights will remain protected or that the Company's competitors will not independently develop patentable technologies that are substantially equivalent or superior to the Company's technologies.

DEPENDENCE ON KEY VENDORS AND INTERNAL MANUFACTURING CAPABILITIES: Certain of the Company's products, subassemblies and components are procured from a single source, and others are procured only from limited sources. In particular, the Company currently obtains the majority of its handheld devices from one vendor located in the United Kingdom. The Company's reliance on such components or on sole- or limited-source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, the Company may be affected by worldwide shortages of certain components, such as memory chips. A significant price increase in certain of such components or subassemblies could have a material adverse effect on the Company's results of operations. Although the Company believes alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from the Company's sole- or limited-source vendors or subcontractors, the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impair the Company's ability to manufacture its products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of a significant interruption in production at the Company's manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production lines were affected, such a break in production would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON OUTSOURCING FINANCING: The Company intends to utilize limited recourse, long-term, fixed-rate project financing for its future outsourcing contracts. It has established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plans to establish bankruptcy-remote, single and special purpose subsidiaries of Itron Finance, Inc. for this purpose. Although the Company completed a project financing facility for an AMR project in 1997, there can be no assurance that it will be able to effect other project financing facilities. If the Company is unable to utilize limited recourse, long-term, fixed-rate project financing for its outsourcing contracts, its borrowing capacity will be reduced, and it may be subject to the negative effects of floating interest rates if it cannot hedge this exposure.

INTERNATIONAL OPERATIONS: International sales and operations may be subject to risks such as the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

ANTI-TAKEOVER CONSIDERATIONS: The Company has the authority to issue 10 million shares of preferred stock in one or more series and to fix the powers, designations, preferences, and relative, participating, optional or other rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of the Company's
Restated Articles of Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

YEAR 2000 COMPLIANCE: The Company instituted a Year 2000 program in 1997 to address Year 2000 issues (e.g. issues resulting from the inability of certain computer and non-information technology systems to properly recognize date-sensitive information when the year changes from 1999 to 2000). The Company has identified potential risks related to the Year 2000 problem in three areas:
(1) the Company's suppliers, (2) the internally developed software and hardware that the Company sells, and (3) the Company's internal software and hardware systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the steps that the Company has taken to mitigate the Year 2000 problem.

The Company believes that the reasonably most likely worst-case scenario it might confront with respect to Year 2000 issues has to do with the possible failure of third party systems over which the Company has no control. These systems may include, but are not limited to, power and telecommunications services. The Company is in the process of developing contingency plans for any unforeseen critical business systems issues arising from the year 2000 problem. Some problems, however, may remain uncorrected, and could materially adversely affect the Company's business, financial condition and operating results. The Company may also experience reduced sales of its products as potential current customers reduce their budgets for meter-reading and data management solutions because of increased expenditures on their own Year 2000 compliance efforts. The Company does not anticipate that it will incur further significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. Total costs for the year 2000 issue are estimated to be $1 million to $1.5 million, of which approximately $1 million has been spent to date. However, as the compliance process is not yet complete, uncertainty exists concerning total costs associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATORY COMPLIANCE: The Company is subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it is currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its production processes, cessation of operations, or other actions which could materially and adversely affect the Company's business, financial condition, and results of operations. In the ordinary course of its business, the Company uses metals, solvents, and similar materials, which are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim will not arise in the future, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on the Company.

ITEM 1A: EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles with the Company, and principal occupations and employment for the last five years of the persons serving as executive officers of the Company as of March 1, 1999.


    NAME                               AGE     POSITION
    ----                               ---     --------
    Johnny M. Humphreys                 61     Chairman, President, and Chief Executive Officer

    Klaus O. Huschke                    65     Vice President, International Operations

    Robert D. Neilson                   42     Vice President, Strategy and Business Development

    LeRoy D. Nosbaum                    52     Vice President, Residential Systems

    Michael J. O'Callaghan              59     Vice President, Corporate Relationships

    Larry A. Panattoni                  60     Vice President, Corporate Services

    David G. Remington                  57     Vice President and Chief Financial Officer

    Dennis A. Shepherd                  50     Vice President, C&I Systems

    Russell E. Vanos                    42     Vice President, Utility and Energy Services Solutions

    S. Edward White                     48     Executive Vice President and Director

Johnny M. Humphreys has been Chairman of the Board since May 6, 1998. He has been President, Chief Executive Officer and a director of Itron since 1987. From 1975 to 1986, Mr. Humphreys was employed by Datachecker Systems, Inc. ("Datachecker"), a subsidiary of National Semiconductor Corporation ("NSC"), in various executive positions, including President from 1980 to 1986. In 1986, Mr. Humphreys was appointed Senior Vice President of NSC's Information Systems Group and was responsible for strategic planning for three operating divisions, National Advanced Systems, Microcomputer Products Group and Datachecker.

Klaus O. Huschke has been Vice President, International Operations of Itron since 1987. From 1982 to 1987, Mr. Huschke was Vice President, International Operations at Datachecker. Prior to joining Datachecker he spent 21 years in a variety of sales and management positions with Anker Data Systems Corporation, a German point-of-sale manufacturer, in its German, Italian and American headquarters.

Robert D. Neilson has been Vice President, Strategy and Business Development of Itron since October 1997. Previously, Mr. Neilson had been Vice President, Marketing since 1993. Mr. Neilson joined Itron in 1983 as manager of market development and planning, and served as Director of Marketing from 1987 to 1993. As Director of Marketing, Mr. Neilson's responsibilities included marketing for AMRplus Partners.

LeRoy D. Nosbaum joined the Company as a Vice President in March 1996 and was named Vice President, Residential Systems in July, 1998. Before joining Itron, Mr. Nosbaum was Executive Vice President and General Manager of Metricom, Inc.'s UtiliNet Division, and held a variety of positions with Metricom from 1989 to 1996. Prior to joining Metricom, Mr. Nosbaum was employed by Schlumberger, Ltd. and Sangamo Electric for 20 years, most recently as General Manager of the Integrated Metering Systems Division of Electricity Management--North America, an operating group of Schlumberger.

Michael J. O'Callaghan was named Vice President, Corporate Relationships in July 1998. Mr. O'Callaghan joined Itron in 1987 as Vice President, Utility Systems. Before joining Itron, Mr. O'Callaghan was with NSC for nine years in various sales and marketing management positions most recently as Vice President, Sales of NSC's microcomputer division. Prior to NSC, he was Vice President, Sales of Byvideo, Inc., a manufacturer of computer-based video kiosks for remote purchases. Prior to joining Byvideo, Inc., he was Vice President, Sales and Marketing for three years of Onyx Systems, Inc., a manufacturer of UNIX-based microcomputers..

Larry A. Panattoni was named Vice President, Corporate Services of Itron in October 1997. Mr. Panattoni joined Itron in 1990 as Vice President, Manufacturing. He previously spent 21 years in financial and operation management positions of increasing responsibility with NSC, most recently as Vice President of Administration. He was also with Datachecker as Vice President of Manufacturing Operations and Administration, and Vice President of Finance and Administration..

David G. Remington joined Itron in early 1996 as Vice President and Chief Financial Officer. Before joining Itron, Mr. Remington was an investment banker and Managing Director at Dean Witter Reynolds Inc. or Dean Witter Realty Inc. from 1988 to 1996. Previously, he spent 15 years in the financial services industry and two years with a high technology firm. During this time, he was Vice President-Finance, and later President, of Steiner Financial Corporation and the founding President of one if its subsidiaries.

Dennis A. Shepherd was named Vice President, C & I Systems in July 1998. Mr. Shepherd joined Itron as Vice President of Marketing and Sales of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. Shepherd has worked for UTS for 10 years. Prior to joining UTS, Mr. Shepherd worked as an industrial engineer and marketing representative for Westinghouse Electric Corporation.

Russell E. Vanos has been Vice President, Utility and Energy Services Solutions of Itron since October 1997. Previously, Mr. Vanos had been the Western area sales director for Itron since 1988. Mr. Vanos joined Itron in 1980 as a field service representative installing the first generation of Itron EMR systems, and has served in numerous management positions with implementation, customer service and sales responsibilities.

S. Edward White is currently Executive Vice President of the Company. Mr. White joined Itron as President of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Mr. White has been a director of the Company since 1996. Mr. White has been President of UTS since its inception in 1980. Prior to founding UTS, Mr. White held numerous engineering and marketing management positions with Westinghouse Electric Corporation, Meter Division, for 13 years.

ITEM 2: PROPERTIES

The Company's headquarters are located in approximately 137,000 square feet of owned space in Spokane, Washington, including 50,000 square feet of manufacturing space. The Company also owns a building adjacent to its Spokane facility with approximately 28,000 square feet of manufacturing and office space. In Raleigh, North Carolina, the Company owns approximately 24,000 square feet used for all activities related to its UTS subsidiary. In Waseca, Minnesota, the Company leases 86,000 square feet of manufacturing and engineering space. The Company also has facilities in Saratoga, California; and Boise, Idaho with approximately 44,000 square feet of total leased space which are primarily used for product development. In late 1998, the Company began relocating activities from its facility in Lakeville, Minnesota to the Waseca facility and is currently looking to sub-lease it's Lakeville facility space, which is approximately 32,000 square feet. The Company also has approximately 54,000 square feet of leased space in various cities in North America for sales and service including 14,000 square feet of leased space in Pittsburgh, Pennsylvania which is used for the Company's operations and maintenance for its outsourcing activities at Duquesne. Additionally, the Company leases sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. The

Company's 1998 aggregate domestic and international base monthly lease obligation was approximately $175,000. All the above facilities are in good condition and the Company believes its current manufacturing and other properties will be sufficient to support its operations for the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

On October 3, 1996, Itron filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota, alleging that CellNet is infringing the Company's United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgement that had previously been filed by the Company and CellNet. In its decision, the Court granted the Company's motion on the issue of validity of its Patent and denied CellNet's motions on invalidity. The Court granted CellNet's motion on the issue of non-infringement and denied the Company's motion on infringement. The Company believes the non-infringement decision is incorrect and that is has substantial grounds for an appeal from any judgment that may be entered, should the Company decide to pursue that option. There can be no assurance that the Company will prevail on an appeal in this action or, even if it does prevail, that legal costs incurred by the Company in connection therewith will not have a material adverse effect on the Company's financial condition.

On April 29, 1997, Itron was served by CellNet with a complaint alleging patent infringement. CellNet sought injunctive relief and damages. On November 2, 1998, the Court granted Itron's motion for summary judgement ruling that none of the accused Itron products infringed any of the asserted claims in CellNet's patent. The final judgement has not yet been entered for this action and CellNet may decide to appeal the decision. The Company would vigorously defend against any such appeal.

On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark
G. Epstein (EPSTEIN V ITRON, ET AL.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network AMR system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. The discovery phase of this lawsuit is continuing. The Company believes it has good defenses to the claims alleged and intends to defend itself vigorously against this action.

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

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 1998.

PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

Itron's common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low closing sales prices for all four quarters of 1998 and 1997 as reported by the NASDAQ National Market.


                                         1998                              1997
                           --------------------------------------------------------------
                                 HIGH             LOW              HIGH             LOW
                           --------------------------------------------------------------

     First Quarter              $21.69           $15.69           $24.75           $16.75
     Second Quarter              20.63            12.75            27.44            19.25
     Third Quarter               13.50             6.38            27.00            22.13
     Fourth Quarter               9.50             4.63            26.63            15.25

HOLDERS

At February 26, 1999, there were approximately 600 holders of record of the Company's Common Stock.

DIVIDENDS

The Company has never declared or paid cash dividends. The Company intends to retain future earnings, if any, for the development of its business and does not anticipate paying cash dividends in the foreseeable future. Prior to the merger with the Company, UTS paid dividends of $200,000 for the year ended December 31, 1996.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                            YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)               1998            1997             1996            1995             1994
-------------------------------------             --------        --------         --------        --------         --------
STATEMENT OF OPERATIONS DATA
Revenues
  AMR systems                                     $163,613        $143,472         $129,576        $ 98,724         $ 65,009
  Handheld systems                                  53,957          49,409           45,084          60,952           60,905
  Outsourcing                                       23,832          23,236            2,924           1,659               --
                                                  --------        --------         --------        --------         --------
  Total revenues                                   241,402         216,117          177,584         161,335          125,914

Cost of revenues                                   164,599         135,359          104,708          89,596           69,481
                                                  --------        --------         --------        --------         --------

Gross profit                                        76,803          80,758           72,876          71,739           56,433

Operating expenses
  Sales and marketing                               26,668          29,613           28,847          20,054           17,159
  Product development                               33,493          32,220           33,285          27,080           18,071
  General and administrative                        12,834          12,064           10,970           7,589            5,727
  Amortization of intangibles                        2,261           2,190            1,542           2,336            2,266
  Restructuring charge                               3,930              --               --              --               --
                                                  --------        --------         --------        --------         --------

  Total operating expenses                          79,186          76,087           74,644          57,059           43,223

Operating income (loss)                             (2,383)          4,671           (1,768)         14,680           13,210

Other income (expense)
  Equity in affiliates                              (1,154)         (1,120)             (50)             --               --
  Gain on sale of business interests                    --           2,000               --              --               --
  Interest, net                                     (6,508)         (3,916)            (316)          1,721              983
                                                  --------        --------         --------        --------         --------
  Total other income (expense)                      (7,662)         (3,036)            (366)          1,721              983
                                                  --------        --------         --------        --------         --------

Income (loss) before taxes                         (10,045)          1,635           (2,134)         16,401           14,193
Income tax (provision) benefit                       3,820            (625)             670          (5,250)          (3,930)
                                                  --------        --------         --------        --------         --------
Net income (loss)                                 $ (6,225)         $1,010         $ (1,464)       $ 11,151         $ 10,263
                                                  --------        --------         --------        --------         --------
                                                  --------        --------         --------        --------         --------

PER SHARE DATA
  Basic net income (loss) per share                 $ (.42)           $.07           $ (.11)        $   .85         $    .86
  Diluted net income (loss) per share                 (.42)            .07             (.11)            .81              .80

  Weighted average shares outstanding               14,668          14,118           13,297          13,095           11,959
  Diluted shares outstanding                        14,668          14,562           13,297          13,775           12,851

BALANCE SHEET DATA
  Working capital                                 $ 54,230        $ 68,307         $ 26,239        $ 64,536         $ 63,357
  Total assets                                     247,755         240,211          186,671         149,718          122,333
  Total debt                                        92,197          73,814           39,502           5,668              391
  Shareholders' equity                             115,022         120,427          114,222         111,273           97,477

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Information" and the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

Itron is a leading global provider of integrated systems solutions for collecting, communicating, analyzing, and managing information about electric, gas and water usage. The Company designs, develops, manufactures, markets, installs and services hardware, software and integrated systems that enable customers to obtain, analyze and use meter data. The Company's major product lines include Automatic Meter Reading ("AMR") systems and Electronic Meter Reading ("EMR") or Handheld systems. The Company both sells its products and provides outsourcing services.

The Company's AMR solutions primarily utilize radio and telephone technology to collect meter data and include Off-Site AMR, Mobile AMR and Network AMR technology reading options. Off-Site AMR utilizes a radio device attached to an Itron handheld computer that collects data from meters equipped with the Company's radio meter modules. Mobile AMR uses a transceiver in a vehicle to collect data from meters equipped with the Company's radio meter modules as the vehicle passes by. The Company offers a number of Network AMR solutions that utilize radio, telephone, cellular or a combination of these technologies to collect and transmit meter information from a variety of fixed locations. The Company's EMR systems product line includes the sale and service of ruggedized handheld computers and supporting products that record visually obtained meter data. Outsourcing services typically involve the installation, operation and/or maintenance of meter reading systems to provide meter information for billing and management purposes. Outsourcing contracts usually cover long timeframes and typically involve contracts in which either a customer owns the equipment and the Company provides meter information for a specified fee, or the Company both owns and operates the system.

The Company currently derives substantially all of its revenues from sales of its products and services to utilities, however, the Company's business may increasingly consist of sales to other utility industry participants such as energy service providers, end user customers and others. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. In recent years these delays have generally been a result of changes or potential changes to the federal and state regulatory frameworks within which the electric utility industry operates and mergers and acquisitions in the utility industry.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the Company increased $25.3 million, or 12%, to $241.4 million in 1998, compared with $216.1 million and $177.6 million in 1997 and 1996, respectively. The following table shows the Company's revenue and percent increase from prior year by product line.


                                                                     YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
(in millions)                                       1998           INCREASE          1997           INCREASE          1996
---------------------------------------------------------------------------------------------------------------------------
AMR systems                                        $163.6             14%           $143.5             11%           $129.6
Handheld systems                                     54.0              9%             49.4             10%             45.1
Outsourcing                                          23.8              3%             23.2            695%              2.9
                                                   ------                           ------                           ------
Total revenues                                     $241.4             12%           $216.1             22%           $177.6
                                                   ------                           ------                           ------
                                                   ------                           ------                           ------

AMR systems revenues increased $20.1 million, or 14%, in 1998 over the prior year. The increased revenues were primarily the result of shipments to, and installation of a large Network AMR system for, Virginia Power Company ("Virginia Power"). The Company signed a contract with Virginia Power in 1997 and began to roll out the system in early 1998. Substantially all shipments under this contract were completed by the end of 1998. AMR systems revenues increased $13.9 million, or 11%, in 1997 over 1996. The increased revenues were derived from a large software contract with the Independent System Operator ("ISO") in California and sales of telephone-based systems from the Company's DCI operations, which were acquired in April 1997. Sales of new AMR hardware and software products introduced in late 1996 and 1997 also contributed to the increase. Average selling prices for the Company's meter modules remained relatively level in all three years and shipments of meter modules related to product sales, not including shipments in support of outsourcing contracts, were approximately 2.1 million, 2.3 million and 2.1 million in 1998, 1997 and 1996, respectively. Revenue in the near term is expected to be driven by recently released products for the water market, which will help offset potential decreased sales in the electric market. The Company believes that AMR systems revenues will grow over the longer term. However, this growth continues to depend upon the timing and resolution of electric utility industry regulatory reform issues in the United States, mergers and acquisitions in the utility industry, acceptance of new products, development of international markets, and other factors.

Handheld systems revenues increased $4.5 million, or 9%, in 1998 over 1997. Handheld systems revenues were higher in 1998 than the prior year primarily due to sales of the Company's new portable network ("PN") card for handheld computers, a credit card sized radio device, which was released in the last half of the year. 1998 also had a higher proportion of software and service revenue than 1997. Handheld systems revenues for 1997 increased $4.3 million, or 10%, from 1996 primarily as a result of a large international EMR sale to Korean Electric Power Company ("KEPCo"). Handheld systems revenues have declined from 25% of total Company revenues in 1996 to 22% in 1998. The Company believes that revenues for handheld systems will continue to decline as a percentage of total revenues as more utilities adopt and expand AMR system deployments. Future handheld systems revenues are expected to be derived primarily from domestic upgrade and replacement business and further penetration into international markets.

The Company currently has three outsourcing contracts under which it is recognizing revenue. Two of the contracts involve systems owned and operated by the Company. The third contract entails only operations and maintenance services for a system owned by a utility. For outsourcing contracts in which the Company owns the equipment, the results of operations, applicable assets and related debt are aggregated in the Company's Finance operations. These contracts are classified under Finance operations because the required amount of capital and debt is substantially different from the Company's normal Manufacturing and Sales operations. The results of operations and related assets and liabilities for these contracts are disclosed in more detail in the Company's segment reporting in Note 16 of the accompanying financial statements. Revenues for outsourcing contracts are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method the revenue recognized in any given period is measured by the percentage of costs incurred to date to estimated total costs for each contract times the total amount of revenue for each contract. For more information on revenue recognition for outsourcing contracts, see Note 1 to the accompanying financial statements.

Outsourcing revenues in 1998 of $23.8 million remained fairly level with the $23.2 million in 1997. The majority of outsourcing revenues for 1998 were related to the Company's contract with the Duquesne Light Company ("Duquesne"). The Company had a substantial increase in outsourcing revenues in 1997 over 1996, primarily due to initial revenue recognition under the Duquesne contract and a Mobile AMR outsourcing agreement. Additionally, outsourcing revenues in 1997 included revenue from a customer exercising its option to convert its outsourcing contract to a sale. Effective December 31, 1998, the Company moved from the installation phase to the operations phase of its contract with Duquesne, which allows for increased billings, according to the terms of the contract. While such increased billings will not affect the Company's reported revenues, increased cash payments from Duquesne will improve the Company's cash flow. Outsourcing revenues are expected to decrease somewhat in 1999 from the level experienced in 1998, both in terms of absolute dollars and as a percentage of total revenues, unless the Company signs additional outsourcing contracts in 1999.

GROSS MARGIN

Total Company gross margin was 32% in 1998 compared to 37% in 1997 and 41% in 1996. The percentages in the table below reflect gross margin as a percentage of corresponding revenue and the percentage change from the prior year.



                                                                               YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                   INCREASE                          INCREASE
                                                      1998        (DECREASE)            1997        (DECREASE)          1996
-----------------------------------------------------------------------------------------------------------------------------
AMR systems                                            28%           (13%)              41%             0%               41%
Handheld systems                                       49%            16%               33%            (9%)              42%
Outsourcing                                            16%            (6%)              22%            (8%)              30%

Total gross margin                                     32%            (5%)              37%            (4%)              41%

AMR systems margins were 28% of AMR systems revenues in 1998 compared to 41% in 1997 and 1996. This margin decline is primarily the result of the Company's contract with Virginia Power and a higher level of installation activities, which tend to have lower margins, in the current year compared to previous years. The lower margin contract with Virginia Power is driven by the early life cycle status of the Company's network products and related installation activities. The Company expects AMR systems margins to increase in 1999 because the Company's contract with Virginia Power was substantially complete by the end of 1998.

Handheld systems margins of 49% in 1998 were significantly better than the 33% experienced in 1997. The increased margins in 1998 were due to a higher component of total revenues derived from software and services, which tend to have higher margins, and a new higher margin hardware product. Additionally, handheld systems margins were down in 1997 because of the lower than average margin sale to KEPCo. The Company expects that handheld margins as a percentage of revenues may decrease somewhat in 1999 from the level experienced in 1998 as a result of lower service margins caused by new warranty periods (during which the Company does not receive service revenue) that the Company provides for customer upgrades. Handheld systems upgrades are expected to be higher than normal in 1999 as a result of Year 2000 system upgrade requirements.

Outsourcing margins dropped to 16% in 1998 from 22% in 1997. The decreased margins were due to a larger portion of outsourcing revenues from the Company's contract with Duquesne. Outsourcing revenues in 1997 were also largely derived from Duquesne revenues; however, overall outsourcing margins in 1997 were better than in 1998 because one customer converted its outsourcing contract to a purchase that resulted in a one-time gain. The gross margin on the Duquesne contract is low because it was the Company's first large scale Network AMR system. The Company expects outsourcing costs as a percentage of revenues in 1999 to be comparable to those in 1998, unless the Company signs additional outsourcing agreements.

OPERATING EXPENSES

Total 1998 operating expenses of $79.2 million increased $3.1 million, or 4%, over 1997; however 1998 expenses included restructuring charges of $3.9 million. Without the restructuring charge, operating expenses in 1998 were $832,000, or 1%, lower than 1997. Despite the dollar increase, operating expenses decreased as a percentage of revenues to 33% in 1998 from 35% in 1997. Without the restructuring charges, operating expenses would have been 31% of revenues in 1998. Operating expenses increased $1.5 million in 1997 over 1996 but decreased substantially as a percentage of revenues to 35% from 42%.


                                                                          YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                   INCREASE                        INCREASE
(in millions)                                         1998        (DECREASE)           1997        (DECREASE)           1996
----------------------------------------------------------------------------------------------------------------------------
Sales and marketing                                  $26.7            (10%)           $29.6              3%            $28.8
Product development                                   33.5              4%             32.2             (3%)            33.3
General and administrative                            12.8              6%             12.1             10%             11.0
Amortization of intangibles                            2.3              3%              2.2             42%              1.5
Restructuring charge                                   3.9             --                --             --                --
                                                     -----                            -----                            -----
Total operating expenses                             $79.2              4%            $76.1              2%            $74.6
                                                     -----                            -----                            -----
                                                     -----                            -----                            -----

Sales and marketing expenses in 1998 decreased by $2.9 million from 1997 levels and decreased as a percentage of revenues from 14% to 11%. Sales and marketing expenses were lower in 1998 because of: 1) a corporate reorganization in 1997 that redefined certain jobs previously classified as sales and marketing to general and administrative; and 2) a greater utilization of personnel for revenue-producing activities, resulting in a classification of related expenses as cost of sales. Total sales and marketing expenses in 1997 increased slightly over 1996, but decreased as a percentage of revenues from 16% to 14%. The Company expects sales and marketing expenses in 1999 to remain fairly level as a percentage of total revenues compared with 1998.

Product development expenses in 1998 increased by $1.3 million, or 4%, over 1997 but decreased as a percentage of revenues from 15% to 14%. Product development expenses were lower in 1998 than 1997 as a percentage of revenues because the Company commenced a restructuring of operations in the third quarter of 1998 and product development operations were most heavily affected by the restructuring. The Company's restructuring is discussed in more detail below following the general and administrative expenses discussion. Product development expenses in 1997 decreased slightly from 1996, but decreased significantly as a percentage of revenues from 19% to 15%. The decrease was primarily caused by the absence of a one-time materials charge of $2.1 million incurred in 1996 related to the redesign of the Company's cell control unit and a new handheld computer. The Company expects that product development expenses will decrease somewhat as a percentage of total revenues in 1999.

Total general and administrative expenses in 1998 increased approximately $770,000, or 3%, over 1997, but decreased as a percentage of revenues to 5% from 6%. The increased expenses in 1998 were primarily due to a corporate reorganization in 1997 which redefined certain jobs to general and administrative that were previously classified as sales and marketing. Total general and administrative expenses increased by $1.1 million, or 10%, in 1997 over 1996, but remained at 6% of revenues. The higher expenses in 1997 were due to incentive compensation awards which the Company did not pay in 1996, as well as expenses from the Company's DCI operations, which were acquired in April 1997. General and administrative expenses are expected to remain at 5% to 6% of total revenues in 1999.

In the third quarter of 1998 the Company announced, and began the implementation of, restructuring measures to reduce costs and improve operating efficiencies. These measures resulted in a $4.1 million restructuring charge, $216,000 of which is reflected in equity in affiliates. (See Note 2 to the Company's consolidated financial statements.) Restructuring measures involved the elimination or consolidation of approximately 150 positions, primarily product development, the write-off of certain intangible assets due to a reduction in the scope of planned technology development, consolidation of some of the Company's facilities and discontinuation of a jointly owned entity. The Company believes that its comparatively high product development spending in the prior years has expanded the number of meter modules produced, enhanced module functionality, and expanded network capabilities and products. However, because of lower bookings than had been anticipated, the Company scaled back its product development spending to lower levels. The Company expects that operating expenses will be reduced in 1999 because of the restructuring measures.

OTHER INCOME (EXPENSE)


                                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
(in millions)                                                     1998                      1997                        1996
----------------------------------------------------------------------------------------------------------------------------
Equity in affiliates                                            $(1.2)                    $(1.1)                      $(0.1)
Gain on sale of business interest                                  --                       2.0                          --
Interest, net                                                    (6.5)                     (3.9)                       (0.3)
                                                                -----                     -----                       -----
Total other income (expense)                                    $(7.7)                    $(3.0)                      $(0.4)
                                                                -----                     -----                       -----
                                                                -----                     -----                       -----

The Company incurred a loss relating to its investments in several joint ventures in 1998 of $1.2 million. As part of the restructuring measures discussed above, the Company discontinued the remaining business activities of a jointly owned entity in 1998, incurring a charge of $216,000 related to the decision that is included in the equity in affiliates loss. The $1.1 million equity in affiliates loss during 1997 was primarily for expenses of a joint venture with a utility partner that performed installation, meter shop and meter reading services. The loss in 1997 was partially offset by a gain, received from the utility partner, which resulted from a reduction in scope of some of the business activities performed by the joint venture.

The Company had net interest expense of $6.5 million in 1998, compared to net interest expense of $3.9 million in 1997. Interest expense was higher in 1998 due to inclusion of a full year of interest on the Company's $63.4 million 63/4% Convertible Subordinated Notes that the Company issued in March and April of 1997, higher average borrowings under the Company's revolving line of credit and higher project finance borrowings. Net interest expense in 1996 of $316,000 was the result of borrowings under the Company's revolving line of credit in the last half of the year, which was partially offset by interest earned on short-term investments in the first half of the year. The Company capitalized interest expense of $260,000 in 1998, $994,000 in 1997 and $533,000 in 1996 primarily related to the construction of AMR systems that are currently owned by the Company and used to provide outsourcing services.

INCOME TAXES

The Company had an income tax benefit in 1998 equal to 38% of its pre-tax loss. The Company's 1997 effective income tax rate was approximately 38% of pre-tax income. This compares to a 1996 income tax benefit equal to 31% of its pre-tax loss. The lower 1996 effective rate was a result of foreign operating losses for which no tax benefit was recorded and a cash-to-accrual accounting adjustment related to the merger with UTS in March of 1996. The Company's effective income tax rate may vary from year to year because of fluctuations in foreign operating results, changes in tax jurisdictions in which the Company operates, and changes in tax legislation.

FINANCIAL CONDITION


                                                                        YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                    INCREASE                           INCREASE
Cash flow information (in millions)                 1998            (DECREASE)        1997            (DECREASE)      1996
----------------------------------------------------------------------------------------------------------------------------
Operating activities                              $ (1.9)               72%          $ (3.2)              81%        $(16.9)
Investing activities                               (17.1)               47%           (34.1)             (38%)        (24.8)
Financing activities                                18.7               (51%)           38.1                2%          37.5
                                                 -------                             ------                          ------
Net increase (decrease) in cash                   $  (.3)             (136%)         $  0.8              119%        $ (4.2)
                                                 -------                             ------                          ------
                                                 -------                             ------                          ------

Net operating activities used $1.9 million in 1998 compared to $3.2 million in 1997. Operating activities used less cash in 1998 than 1997 because of much better inventory management and improved accounts receivables collections, which substantially offset the Company's net loss. Net operating activities used $16.9 million in 1996 largely due to growth in inventories, which were built in anticipation of AMR customer orders in excess of what was received. The Company expects to generate cash from operating activities in 1999 unless the Company enters into additional outsourcing agreements.

Net investing activities used $17.1 million in cash in 1998 compared to $34.1 million in 1997. Lower investments in 1998 were due to decreased capital asset purchases for both internal use and for equipment used in outsourcing. The Company spent $27.5 million in 1997 for equipment used in its two outsourcing contracts in which it owns the equipment compared to $10.7 million in 1998. The decreased spending was due to each project nearing completion of the installation phase and moving into the operations phase. Itron expects to spend less in 1999 on equipment used in outsourcing unless the Company enters into additional outsourcing agreements. The Company spent less on assets for internal use in 1998 than 1997, mostly because of cost containment measures. Net investing activities used $24.8 million in 1996. Capital asset additions in 1996 were $27.5 million and were primarily for significant additions to production capacity and facilities expansion at the Company's headquarters in Spokane. Additionally, the Company spent $17.3 million for the purchase of equipment used in outsourcing and $4.7 million for business acquisitions and patent defense costs in 1996. Investing activities in 1996 were partially funded by liquidating $25.1 million of short-term investments. Capital acquisitions for internal use in 1999 are expected to be slightly higher than the 1998 level.

Net financing activities generated $18.7 million in cash in 1998, substantially less than the $38.5 million generated in 1997. Financing activities in 1998 included borrowings under the Company's line of credit of $12.4 million and $5.3 million of cash received from the project financing of one of the Company's outsourcing contracts. The Company generated $2.4 million of cash from the exercise of employee stock options and employee stock purchases in 1998 and used approximately $1.6 million for the repurchase of common stock. In 1997 the Company generated net cash of $61.0 million from the issuance of convertible subordinated notes in March and April of 1997, $31.5 million of which was used to pay down borrowings under the Company's line of credit. Other financing activities in 1997 consisted of project finance borrowings of $2.4 million and $6.2 million of cash received from the exercise of options, warrants and employee stock purchases. Financing activities in 1996 of $37.5 million consisted principally of borrowings under the Company's bank line of credit agreement, as well as funds received from the exercise of employee stock options and the related tax benefit.

The Company believes its cash position at the end of 1998 and expected cash generation from operations in 1999, together with the renewal or replacement of its $35 million credit facility will be more than adequate to fund its operations, exclusive of any new outsourcing contracts, throughout 1999. The Company expects to finance any future outsourcing contract investments principally with project financing. While the Company expects its credit facility to be renewed or replaced on or before September 30, 1999 in the ordinary course of business, there can be no assurance that it will be.

EXCHANGE OFFER

In March 1999 the Company completed its offer ("Exchange Offer") to exchange up to $15,840,000 principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Exchange Notes"), for up to $22,000,000 principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Original Notes"). The exchange was made on the basis of $720 principal amount of Exchange Notes for $1,000 principal amount of Original Notes. A total of $15,840,000 aggregate principal amount of Exchange Notes was issued as of March 12, 1999, with $6,000 in cash paid in lieu of fractional interests to tendering noteholders pursuant to the terms of the Exchange Offer. The Exchange Notes have the same terms and conditions as the Original Notes except for a reduction in the conversion price for converting the Exchange Notes into Common Stock to $9.65, an extension of the date before which the Company may not call the Exchange Notes to March 12, 2002, and the removal of the redemption premium. The principal purpose of the exchange was to reduce the Company's long-term debt and debt service obligations. The Company expects to report a pre-tax gain on extinguishment of debt of approximately $5.5 million in the first quarter of 1999. The Company anticipates a reduction in 1999 interest expense of approximately $300,000 pre-tax as a result of the Exchange Offer.

YEAR 2000 COMPLIANCE

In general, the "Year 2000 problem" concerns software programs that contain only a two-digit year value (99 to 00) rather than a four-digit year value (1999 to 2000) to indicate a change from 1999 to 2000. The issue is whether computer systems and non-information technology systems, such as embedded micro-controllers, will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company instituted a Year 2000 program in 1997 to identify potential risks that the Company had and to develop solutions to mitigate those risks. The Company believes that it will be successful in implementing the identified solutions in a timely manner in order to mitigate potential Year 2000 problems.

The Company has potential risks related to the Year 2000 problem in three areas: 1) suppliers, 2) internally developed software and hardware the Company sells, and 3) internal software and hardware systems. The following discussion addresses each of these potential risk areas.

SUPPLIERS: The Company identified its key suppliers from which it purchases the majority of its materials and has received confirmation that approximately 90% of such suppliers expect to be Year 2000 compliant by April 1999. The Company is pursuing the issue with suppliers who have not yet responded.

INTERNALLY DEVELOPED SOFTWARE AND HARDWARE FOR SALE TO CUSTOMERS: The Company has completed the process of identifying which of its products available for sale to customers were not Year 2000 compliant. The Company began the process of upgrading software and hardware in late 1997 and completed all major standard applications updates by December 1998. A small number of hardware and software platforms will not be upgraded and all customers affected have been notified. Alternatives, including upgrading systems, have been developed for them. As of December 31, 1998, substantially all of the customers with maintenance contracts with the Company had their systems upgraded.

INTERNAL SOFTWARE AND HARDWARE SYSTEMS: The Company upgraded its financial software including general ledger, manufacturing and sales order processing to be Year 2000 compliant during the second quarter of 1998 for domestic and Australian operations. Subsidiaries in the United Kingdom and France are expected to be upgraded by mid-1999. The Company also has a variety of other software and hardware, including personal computer software and software used in engineering functions, whose Year 2000 compliance is in the process of being ensured. All internal software is expected to be compliant by mid-1999.

The Company believes that the most likely worst-case scenario it might confront with respect to Year 2000 issues has to do with the possible failure of third party systems over which the Company has no control. These systems may include, but are not limited to, power and telecommunications services. The Company is currently developing a Year 2000 contingency plan. Some problems, however, may remain uncorrected, and could materially adversely affect the Company's business, financial condition and operating results. The Company may also experience reduced sales of its products as potential current customers reduce their budgets for meter-reading and data management solutions because of increased expenditures on their own Year 2000 compliance efforts. The Company is in the process of developing contingency plans for any unforeseen critical business systems issues arising from the Year 2000 problem. The Company does not anticipate that it will incur further significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Total costs for the Year 2000 issue are estimated to be $1 million to $1.5 million, of which approximately $1 million has been spent to date. However, as the compliance process is not yet complete, uncertainty exists concerning total costs associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FORWARD-LOOKING STATEMENTS

       WHEN INCLUDED IN THIS DISCUSSION, THE WORDS "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS," "PROJECTS" AND "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS, ARE INHERENTLY SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, CHANGES IN THE UTILITY REGULATORY ENVIRONMENT,

       DELAYS OR DIFFICULTIES IN INTRODUCING NEW PRODUCTS AND ACCEPTANCE
       OF THOSE PRODUCTS, ABILITY TO OBTAIN PROJECT FINANCING IN AMOUNTS NECESSARY TO FUND FUTURE OUTSOURCING AGREEMENTS, INCREASED COMPETITION AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. FOR A MORE COMPLETE DESCRIPTION OF THESE AND OTHER RISKS,
       SEE "CERTAIN RISK FACTORS". THESE FORWARD-LOOKING STATEMENTS SPEAK
       ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN TO REFLECT ANY CHANGE ON THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk from its short-term and long-term debt. The Company's long-term debt is fixed rate and the short-term debt is variable rate. The Company had $76.7 million and $71.4 million of long-term debt at December 31, 1998 and 1997, respectively. (See Note 5 of the Notes to the Company's Financial Statements for additional information on its short-term and long-term borrowings.) Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $3.3 million as of December 31, 1998. The Company does not use derivative financial instruments to manage interest rate risk.

The Company from time to time enters into forward contracts on known purchase commitments in foreign currencies and for inter-company settlements. The Company does not enter into derivatives for trading purposes. As of December 31, 1998 the Company did not have any outstanding foreign exchange contracts.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. The Company has performed a sensitivity analysis assuming a hypothetical 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated. As of December 31, 1998, the analysis indicated that such market movements would not have had a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency, consequently, actual effects on operations in the future may differ materially from that analysis.

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


Johnny M. Humphreys                              David G. Remington
Chairman, President                              Vice President and
and Chief Executive Officer                      Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the management of Itron, Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Seattle, Washington
February 17, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                               1998            1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  AMR systems                                                                     $163,613        $143,472          $129,576
  Handheld systems                                                                  53,957          49,409            45,084
  Outsourcing                                                                       23,832          23,236             2,924
                                                                                  --------        --------          --------
  Total revenues                                                                   241,402         216,117           177,584

Cost of revenues
  AMR systems                                                                      117,130          84,069            76,286
  Handheld systems                                                                  27,416          33,108            26,370
  Outsourcing                                                                       20,053          18,182             2,052
                                                                                  --------        --------          --------
  Total cost of revenues                                                           164,599         135,359           104,708
                                                                                  --------        --------          --------

Gross profit                                                                        76,803          80,758            72,876

Operating expenses
  Sales and marketing                                                               26,668          29,613            28,847
  Product development                                                               33,493          32,220            33,285
  General and administrative                                                        12,834          12,064            10,970
  Amortization of intangibles                                                        2,261           2,190             1,542
  Restructuring charge                                                               3,930              --                --
                                                                                  --------        --------          --------
  Total operating expenses                                                          79,186          76,087            74,644
                                                                                  --------        --------          --------

Operating income (loss)                                                             (2,383)          4,671            (1,768)

Other income (expense)
  Equity in affiliates                                                              (1,154)         (1,120)              (50)
  Gain on sale of business interest                                                     --           2,000                --
  Interest, net                                                                     (6,508)         (3,916)             (316)
                                                                                  --------        --------          --------
  Total other income (expense)                                                      (7,662)         (3,036)             (366)
                                                                                  --------        --------          --------

Income (loss) before income taxes                                                  (10,045)          1,635            (2,134)
Income tax (provision) benefit                                                       3,820            (625)              670
                                                                                  --------        --------          --------
Net income (loss)                                                                 $ (6,225)       $  1,010          $ (1,464)
                                                                                  --------        --------          --------
                                                                                  --------        --------          --------

Basic net income (loss) per share                                                 $   (.42)       $    .07          $   (.11)
Diluted net income (loss) per share                                                   (.42)            .07              (.11)

Weighted average shares outstanding                                                 14,668          14,118            13,297
Diluted average shares outstanding                                                  14,668          14,562            13,297


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                        AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                                    1998             1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                        $  2,743         $  3,023
  Accounts receivable, net                                                                           62,253           61,442
  Current portion of long-term contracts receivable                                                  13,498            8,445
  Inventories                                                                                        20,654           31,985
  Deferred income tax asset                                                                           6,938            5,668
  Other                                                                                               2,306            1,888
                                                                                                   --------         --------
  Total current assets                                                                              108,392          112,451

Property, plant and equipment, net                                                                   42,390           49,067
Equipment used in outsourcing, net                                                                   50,746           42,848
Intangible assets, net                                                                               18,142           21,472
Long-term contracts receivable                                                                       23,712           11,119
Deferred income tax asset                                                                             1,906            1,125
Other                                                                                                 2,467            2,129
                                                                                                   --------         --------
Total assets                                                                                       $247,755         $240,211
                                                                                                   --------         --------
                                                                                                   --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                                            $ 14,000           $1,560
  Accounts payable and accrued expenses                                                              25,263           26,644
  Wages and benefits payable                                                                          6,246            9,181
  Deferred revenue                                                                                    8,653            6,759
                                                                                                   --------         --------
  Total current liabilities                                                                          54,162           44,144

Mortgage notes payable                                                                                6,242            6,440
Convertible subordinated debt                                                                        63,400           63,400
Project financing                                                                                     7,722            2,414
Deferred income tax liability                                                                             -            2,499
Warranty and other obligations                                                                        1,207              887
                                                                                                   --------         --------
Total liabilities                                                                                   132,733          119,784

Commitments and contingencies (Note 8)                                                                   --               --

Shareholders' equity
  Common stock, no par value, 75 million shares
  authorized, 14,698,121 and 14,602,312 shares
  Issued and outstanding                                                                            106,039          105,136
  Warrants                                                                                               --               57
  Accumulated other comprehensive income                                                             (1,107)          (1,081)
  Retained earnings                                                                                  10,090           16,315
                                                                                                   --------         --------
  Total shareholders' equity                                                                        115,022          120,427
                                                                                                   --------         --------
Total liabilities and shareholders' equity                                                         $247,755         $240,211
                                                                                                   --------         --------
                                                                                                   --------         --------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    ACCUMULATED
                                                                                          OTHER
                                                                                     COMPREHEN-      RETAINED
(in thousands)                              SHARES        AMOUNT      WARRANTS      SIVE INCOME      EARNINGS          TOTAL
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995               13,157      $ 94,108         $ 338          $  (142)      $16,969       $111,273
Net loss                                                                                               (1,464)        (1,464)
Currency translation adjustment                                                              35                           35
                                                                                                                    --------
Total comprehensive income                                                                                            (1,429)
Stock issues:
Options exercised and
related tax benefits                           199         3,480                                                       3,480
Employee savings plan                           23           670                                                         670
Employee stock purchase plan                     8           428                                                         428
Dividends paid                                                                                           (200)          (200)

-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996               13,387        98,686           338             (107)       15,305        114,222
Net income                                                                                              1,010          1,010
Currency translation adjustment                                                            (974)                        (974)
                                                                                                                    --------
Total comprehensive income                                                                                                36
Stock issues:
Options exercised and
related tax benefits                            57           827                                                         827
Employee savings plan                           44           935                                                         935
Employee stock purchase plan                    43           451                                                         451
Warrants exercised                             312         3,915          (281)                                        3,634
DCI acquisition                                759           322                                                         322

-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997               14,602       105,136            57           (1,081)       16,315        120,427
Net loss                                                                                               (6,225)        (6,225)
Currency translation adjustment                                                             (26)                         (26)
                                                                                                                    --------
Total comprehensive income                                                                                            (6,251)
Stock issues:
Options exercised and
related tax benefits                            37           452                                                         452
Stock repurchased by Company                  (109)       (1,554)                                                     (1,554)
Employee savings plan                           87         1,161                                                       1,161
Employee stock purchase plan                    81           787                                                         787
Warrants expired                                              57           (57)                                           --

----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998               14,698      $106,039         $  --          $(1,107)      $10,090       $115,022
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      1998              1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                               $ (6,225)        $  1,010        $ (1,464)
  Non cash charges (credits) to income:
    Depreciation and amortization                                                   19,865           16,781          10,522
    Deferred income tax provision (benefit)                                         (4,550)             107          (1,545)
    Equity in affiliates, net                                                        1,154             (880)            (50)
  Changes in operating accounts, net of acquisitions:
    Accounts receivable                                                             (1,811)         (19,158)         (4,151)
    Inventories                                                                     11,331            3,194         (17,114)
    Accounts payable and accrued expenses                                           (2,663)           7,107           3,631
    Wages and benefits payable                                                      (2,935)           5,177            (510)
    Deferred revenue                                                                 1,894               (8)         (1,439)
    Long-term contracts receivable                                                 (17,646)         (18,377)         (1,305)
    Other, net                                                                        (312)           1,829          (3,437)
                                                                                   -------          -------        --------
Cash used by operating activities                                                   (1,898)          (3,218)        (16,862)

Investing Activities
  Change in short-term investments                                                      --               --          25,074
  Acquisition of property, plant and equipment                                      (6,364)          (9,329)        (27,500)
  Equipment used in outsourcing                                                    (10,746)         (27,478)        (17,254)
  Proceeds from sale of equipment used in outsourcing                                   --            3,035              --
  Proceeds from sale of business interest                                            1,000            1,000              --
  Acquisitions of intangibles and patent defense costs                              (1,002)          (1,703)         (4,728)
  Other, net                                                                             8              410            (441)
                                                                                   -------          -------        --------
Cash used by investing activities                                                  (17,104)         (34,065)        (24,849)

Financing Activities
  Change in short-term borrowings, net                                              12,440          (31,502)         33,062
  Project financing                                                                  5,308            2,414              --
  Issuance of common stock                                                           2,400            6,169           4,578
  Purchase and retirement of common stock                                           (1,554)              --              --
  Issuance of convertible subordinated debt                                             --           63,400              --
  Debt issuance costs                                                                   --           (2,355)             --
  Dividends paid                                                                        --               --            (200)
  Other, net                                                                           128              (63)             41
                                                                                   -------          -------        --------
Cash provided by financing activities                                               18,722           38,063          37,481
                                                                                   -------          -------        --------

Increase (decrease) in cash and cash equivalents                                      (280)             780          (4,230)
Cash and cash equivalents at beginning of period                                     3,023            2,243           6,473
                                                                                   -------          -------        --------
Cash and cash equivalents at end of period                                         $ 2,743          $ 3,023        $  2,243
                                                                                   -------          -------        --------
                                                                                   -------          -------        --------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Itron, Inc. (the "Company") is a leading global provider to the utility industry of solutions for collecting, communicating, analyzing and managing information from electric, gas and water usage data. The Company designs, develops, manufactures, markets, sells, installs and services hardware, software and integrated systems for automatic meter reading ("AMR") and electronic meter reading ("EMR") or Handheld systems. The Company both sells its products and provides outsourcing services

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Itron, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated. Investments in affiliates of which the Company has a non-controlling interest are accounted for using the equity method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

The Company's short-term investments are classified as available-for-sale and are recorded at market value. Investments are accounted for on a trade date basis and market value is based upon quoted market prices for each security. Realized gains and losses are determined on a security by security basis (the specific identification method). Unrealized holding gains and losses, net of any tax effect, are recorded as a component of shareholders' equity. No short-term investments were outstanding at December 31, 1998 and 1997.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the assets estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract, which is generally 15 years. Plant is depreciated over 30 years using the straight-line method. Management reviews the carrying value of property, plant and equipment on a regular basis for impairment. The Company capitalizes interest as a component of the cost of property, plant and equipment constructed for its own use. In 1998, 1997 and 1996 total interest expense was $6.6 million, $5.2 million and $1.4 million, respectively, of which $260,000, $994,000 and $533,000, respectively, was capitalized.

INTANGIBLE ASSETS

Goodwill represents the excess cost of acquired businesses over the fair value of their net assets and is amortized using the straight-line method over periods ranging from three to 20 years. Patents, patent defense costs, distribution and product rights are amortized using the straight-line method over their remaining lives of three to 17 years. Capitalized software includes costs incurred subsequent to the establishment of technological feasibility of the related product and is amortized using the straight-line method for a period not to exceed five years. Management regularly reviews the carrying value of intangible assets for impairment.

WARRANTY

The Company offers standard warranty terms on its product sales. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The noncurrent warranty reserve covers future expected costs of testing and replacement of radio meter module batteries. Warranty expense was $4.2 million in 1998, $3.8 million in 1997 and $3.1 million in 1996.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Management believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of its deferred net tax asset.

FOREIGN EXCHANGE

The consolidated financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using an average rate for the relevant reporting period. Translation adjustments resulting from this process are a component of shareholders' equity.

REVENUE RECOGNITION

SYSTEM SALES: Revenues from sales of hardware and software licenses are generally recognized upon shipment. Service revenues are recognized ratably over the periods covered by the service contracts, or as the services are performed. Revenues for shipments or post-sale maintenance not yet billed are included in accounts receivable or other noncurrent assets depending on the expected period of collection. Deferred revenue is recorded for products or services that have been paid for by a customer but have not yet been provided.

LARGE CUSTOM SYSTEMS AND OUTSOURCING CONTRACTS: Large custom systems include those in which there is a substantial amount of custom software development. Outsourcing services may encompass the installation, operation and/or maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Revenues for both large custom systems and outsourcing contracts are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method, revenue reported during a period is based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management believes costs incurred are the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and other indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenues from large custom systems and outsourcing contracts that are recognized in excess of amounts billed are included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection. Amounts billed related to the Company's outsourcing contracts were $5.6 million and $2.6 million in 1998 and 1997, respectively. The Company did not have any billings related to its outsourcing contracts in 1996.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of "in the money" outstanding stock options and warrants using the "treasury stock" method and convertible subordinated notes using the "if converted" method, to the extent the use of these methods are not anti-dilutive.

DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS 133 on January 1, 2000, as required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements. The Company limits its use of derivative financial instruments to the management of foreign currency risks. The Company is currently evaluating the impact of SFAS 133 on its financial statements.

NEW ACCOUNTING STANDARDS

COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income." The Statement establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes net income and "other comprehensive income" which includes changes in equity arising during the period from foreign currency translation adjustments. Adoption of SFAS 130 requires unrealized gains or losses on foreign currency translation adjustments to be included in other comprehensive income below net income in the Company's statement of changes in shareholder's equity and as a separate component of shareholders' equity in the balance sheet. Prior to adoption, the accumulated translation adjustment was reported separately in shareholders' equity.

SEGMENT REPORTING: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, (SFAS 131), "Segment Reporting." SFAS 131 establishes standards for reporting information about operating segments based on information used by management. Disclosures regarding the Company's segments are disclosed in Note 16 in the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses the cost-to-cost, percentage of completion method of long-term contract accounting, which requires the Company to estimate the total cost of providing outsourcing and other services over long periods of time, typically 15 years. Because of various factors affecting future costs and operations, actual results could differ from estimates.

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with 1998 presentation.


NOTE 2: RESTRUCTURING

In 1998, in connection with management's measures to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.9 million. The restructuring measures primarily involved the elimination or consolidation of approximately 150 positions, the write-off of certain of the Company's intangible assets and the consolidation of facilities as follows:

                                                                                                                     Reserve
                                                           Cash/              Restructuring                          Balance
(in thousands)                                            Non-Cash                   Charge        Activity         12/31/98
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Severance and related charges                               Cash                     $1,920          $1,775             $145
Write-down of intangible assets                           Non-Cash                    1,104           1,104               --
Consolidation of facilities                                 Cash                        665              --              665
Other                                                     Non-Cash                      241             241               --
                                                                                     ------          ------             ----
Total restructuring charge                                                           $3,930          $3,120             $810
                                                                                     ------          ------             ----
                                                                                     ------          ------             ----

Additionally, as part of the restructuring measures, the Company discontinued business activities in one of its jointly owned entities resulting in a non-cash charge of $216,000. This expense is reflected in equity in affiliates in the accompanying financial statements.


NOTE 3: STATEMENT OF CASH FLOWS DATA

Supplemental disclosure of cash flow information:


                                                                                               YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                     $ 156           $  569           $1,418
Interest paid                                                                         6,037            3,580            1,172


NOTE 4: BALANCE SHEET COMPONENTS


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE
  Trade (net of allowance for doubtful accounts of $1,500 and $752)                                $ 41,702         $ 40,023
  Unbilled revenue                                                                                   20,551           21,419
                                                                                                   --------         --------
  Total accounts receivable                                                                        $ 62,253         $ 61,442
                                                                                                   --------         --------
                                                                                                   --------         --------

INVENTORIES
  Material                                                                                         $  9,041         $ 14,418
  Work in process                                                                                     1,599            3,138
  Finished goods                                                                                      6,947            7,304
  Field inventories awaiting installation                                                                --            5,178
                                                                                                   --------         --------
  Total manufacturing inventories                                                                    17,587           30,038
  Service inventories                                                                                 3,067            1,947
                                                                                                   --------         --------
  Total inventories                                                                                $ 20,654         $ 31,985
                                                                                                   --------         --------
                                                                                                   --------         --------

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                                                                          $ 44,140         $ 42,124
  Equipment used in outsourcing                                                                      54,766           44,093
  Computers and purchased software                                                                   25,909           23,240
  Buildings, furniture and improvements                                                              21,412           21,775
  Land                                                                                                2,195            2,052
                                                                                                   --------         --------
  Total cost                                                                                        148,422          133,284
  Accumulated depreciation                                                                          (55,286)         (41,369)
                                                                                                   --------         --------
  Property, plant and equipment, net                                                               $ 93,136         $ 91,915
                                                                                                   --------         --------
                                                                                                   --------         --------







INTANGIBLE ASSETS
  Goodwill                                                                                         $ 16,991         $ 16,991
  Capitalized software                                                                                6,370            6,370
  Distribution and product rights                                                                     2,475            3,308
  Patents                                                                                             6,737            5,706
                                                                                                   --------         --------
  Total cost                                                                                         32,573           32,375
  Accumulated amortization                                                                          (14,431)         (10,903)
                                                                                                   --------         --------
  Intangible assets, net                                                                           $ 18,142         $ 21,472
                                                                                                   --------         --------
                                                                                                   --------         --------


NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

In September 1998 the Company signed an agreement to extend its revolving line of credit with two banks. The agreement is for a revolving facility up to a maximum of $35 million. Borrowings available under the facility are based on and secured by accounts receivable and inventory. The pricing of borrowings is based on a financial ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 1998, the weighted average interest rate was approximately 7.93%. Additionally, an annual commitment fee of .50% is required on the unused amount of the line of credit. Any borrowings mature on September 30, 1999. The agreement contains covenants that require the Company to maintain certain minimum liquidity amounts and ratios, tangible net worth limits and coverage ratios, all of which the Company was in compliance with at year end.

MORTGAGE NOTES PAYABLE


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Secured mortgage note payable to a shareholder with principal and
interest payments of 9% until maturity on August 1, 2015.                                            $5,555           $5,600

Secured mortgage note payable to a shareholder with interest only payments of
7 1/2% until June 1, 1999 and then principal and interest
payments equal to 8 1/2% until maturity on June 1, 2019.                                              $ 840            $ 840

The Company incurred the above notes in conjunction with the purchase of the Company's headquarters and related manufacturing space in Spokane, Washington. Principal payments due under these notes are $47,000 in 1999, $61,000 in 2000, $66,000 in 2001, $72,000 in 2002, $79,000 in 2003 and $6.1 million thereafter.

PROJECT FINANCING


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Secured note payable with principal and interest payments
of 7.6% until maturity on May 31, 2009.                                                                 $7,722        $2,414

The Company incurred the above note in conjunction with project financing for one of its outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $506,000 in 1999, $546,000 in 2000, $589,000 in 2001, $635,000 in 2002, $685,000 in 2003 and $4.8 million thereafter.

CONVERTIBLE SUBORDINATED DEBT


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Unsecured, convertible subordinated notes.                                                          $63,400          $63,400

The Company completed a $63.4 million convertible subordinated note offering in March and April 1997. Interest of 6 3/4% on the notes is payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. The notes are convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share. In February 1999 the Company offered to exchange $720 principal amount of Exchange Notes for $1,000 principal amount of Original Notes. The Exchange Notes will have the same maturity date, interest payment dates and rate of interest as the Original Notes, but will have a lower conversion price. Both the Original Notes and the Exchange Notes have no sinking fund requirements and are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2000, at specified redemption prices.


NOTE 6: FAIR VALUES OF FINANCIAL INSTRUMENTS

Under SFAS No. 107, "FAIR VALUE DISCLOSURES ABOUT FINANCIAL INSTRUMENTS," the Company is required to disclose the fair value of financial instruments when fair value can reasonably be estimated. The values provided are representative of fair values only as of December 31, 1998 and 1997 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may impact determination of fair value. The following methods and assumptions were used in estimating fair values.

CASH, CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE: The carrying value approximates fair value due to the short maturity of these instruments.

LONG-TERM CONTRACTS RECEIVABLE: The fair value of the non-current portion of long-term contracts receivable is based on the discounted value of expected cash flows.

MORTGAGE NOTES PAYABLE: The fair value is estimated based on current borrowing rates available for similar issues.

CONVERTIBLE SUBORDINATED DEBT: The fair value is estimated based on the current trading activity of the notes.


                                                                                       AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                          1998                              1997
                                                                 --------------------------        --------------------------
                                                                  CARRYING             FAIR        CARRYING             FAIR
(in thousands)                                                      AMOUNT            VALUE          AMOUNT            VALUE
-----------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and accounts receivable                    $ 64,996          $64,996         $64,465          $64,465
Long-term contracts receivable                                      23,712           20,662          11,119            9,736
Mortgage notes payable                                               6,242            5,825           6,440            6,897
Convertible subordinated debt                                       63,400           41,210          63,400           61,181


NOTE 7: INVESTMENTS IN AFFILIATES

At December 31, 1998, the Company's investments in affiliates consisted of a 50% interest in Star Data Services, formed in late 1997, and Ensite, formed in 1996. Prior to December 31, 1998 the Company also had a 50% interest in SI3. The partners of the SI3 joint venture adopted a plan of dissolution in 1998 that resulted in a loss. The tables below contain the summarized financial information for the Company's unconsolidated affiliates.

CONDENSED STATEMENTS OF OPERATIONS


                                                                                                     YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                             $2,224           $4,692
Gross Profit                                                                                           (364)          (1,405)
Net income                                                                                           (2,308)          (2,242)

CONDENSED BALANCE SHEETS


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Current assets                                                                                       $1,483           $  701
Non-current assets                                                                                    2,647              121
Current liabilities                                                                                   1,189            1,305
Non-current liabilities                                                                               1,133               --
Total liabilities and shareholders' equity                                                            1,808              483


NOTE 8: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has noncancelable capital leases for computer equipment and software, and operating leases for office, production and storage space expiring at various dates through June 2008. Rents under the Company's operating leases were $2.0 million in 1998, $1.6 million in 1997 and $1.5 million in 1996. Assets under capital leases are included in the consolidated balance sheets as follows:


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Computers and software                                                                                $ 905              $--
Accumulated amortization                                                                               (172)              --
                                                                                                      -----              ---
Net capital leases                                                                                    $ 733              $--
                                                                                                      -----              ---
                                                                                                      -----              ---

Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:


                                                                                                         AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Capital          Operating
(in thousands)                                                                                     Leases             Leases
-----------------------------------------------------------------------------------------------------------------------------
1999                                                                                                 $320             $2,574
2000                                                                                                  320              2,359
2001                                                                                                   --              1,447
2002                                                                                                   --              1,197
2003                                                                                                   --                775
Thereafter                                                                                             --              1,143
                                                                                                    -----             ------
Total minimum lease payments                                                                          640              9,495
                                                                                                    -----
Less amount representing interest                                                                     (30)
                                                                                                    -----
Present value of net minimum lease payment                                                            610
Less current portion                                                                                 (299)
                                                                                                    -----
Long-term portion                                                                                    $311
                                                                                                    -----
                                                                                                    -----

In order to maintain certain distribution rights, the Company has agreed to purchase minimum quantities of components from various suppliers. Minimum purchase requirements under these agreements are approximately $4.9 million in 1999, $1.0 million in 2000, $1.0 million in 2001 and $1.0 million in 2002. The Company believes these commitments are not in excess of anticipated requirements.

CONTINGENCIES

The Company, together with certain directors and officers, is a defendant in a shareholder-initiated proposed class action in federal court alleging securities and other statutory and common law violations arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company believes this action is without merit and intends to vigorously defend against it. At this time, it is not possible to predict the ultimate outcome of this proceeding.

The Company maintains performance bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. The Company believes that no amounts under the performance bonds will be due as the risk of default under the contracts is minimal.


NOTE 9: SHAREHOLDER RIGHTS PLAN

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


NOTE 10: BUSINESS COMBINATIONS

DESIGN CONCEPTS INC. (DCI)

On May 2, 1997, the Company acquired Design Concepts, Inc. ("DCI"), an Idaho based company that supplies outage detection, power quality monitoring and AMR systems, which communicate collected data over telephone lines for electric meters. Pursuant to the Agreement and Plan of Merger dated April 30, 1997, the Company issued 759,297 shares of unregistered Itron Common Stock to the shareholders of DCI in exchange for all outstanding shares of DCI. Certificates representing 75,930 shares issued in the acquisition were placed in escrow. As of December 31, 1998, all but 1,517 of the shares were released to DCI shareholders. The remaining shares were cancelled and not issued because of expenses the Company incurred in relation to former DCI obligations. The transaction was accounted for as a pooling-of-interests.

UTILITY TRANSLATION SYSTEMS (UTS)

On March 25, 1996 the Company acquired UTS, a provider of software and support services of systems for translating, communicating and analyzing energy consumption data for commercial and industrial meters. The

Company issued 971,427 shares of its unregistered Common Stock to the shareholders of UTS in exchange for all of the outstanding shares of UTS. The transaction was accounted for as a pooling-of-interests.


NOTE 11: EARNINGS PER SHARE AND CAPITAL STRUCTURE


                                                                                               YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                  14,668          14,118           13,297
Effect of dilutive securities:
  Warrants                                                                               --             107               --
  Stock options                                                                          --             337               --
                                                                                     ------          ------           ------
Weighted average shares outstanding assuming conversion                              14,668          14,562           13,297
                                                                                     ------          ------           ------
                                                                                     ------          ------           ------


The Company has granted options to purchase Common Stock to directors, employees and other key personnel at fair market value on the date of grant. Additionally, the Company issued warrants in conjunction with a private placement in 1989 and 1990 for the formation of AMRplus Partners. As of December 31, 1998 there were no further warrants outstanding. The dilutive effect of these options and warrants is included for purposes of calculating dilutive earnings per share ("EPS") using the "treasury stock" method. The treasury stock method requires that EPS be computed as if the options were exercised at the beginning of the period, or date of issuance if later, and that the funds obtained from the exercise were used to purchase Common Stock at the average market price for the period. The Company also has subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method. The "if converted" method computes income available to common shareholders after adding applicable tax effected interest expense related to the convertible subordinated notes. This amount is divided by total shares outstanding as if the notes were converted. If the effect of this calculation is anti-dilutive, the EPS is not disclosed.

There is no dilutive effect of securities in 1998 and 1996 as the Company incurred a loss for each year and including the securities would have been anti-dilutive.


NOTE 12: EMPLOYEE BENEFITS

The Company has an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 15% of their salary, 50% of which, subject to certain limitations, is matched by the Company by issuance of Common Stock. The expense for the Company's matching contribution was $1.2 million in 1998, $1.1 million in 1997 and, $798,000 in 1996. The Company does not offer post employment or post retirement benefits.


NOTE 13: STOCK-BASED COMPENSATION PLANS

At December 31, 1998, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Because all stock options were issued at fair value, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
(in thousands except per share data)                       1998       1997      1996
--------------------------------------------------------------------------------------
Net income (loss)                        As reported     $(6,225)   $ 1,010   $(1,464)
                                         Pro forma        (9,012)    (3,679)   (7,763)

Diluted earnings per share               As reported        (.42)       .07      (.11)
                                         Pro forma          (.61)      (.25)     (.58)

The weighted average fair value of options granted was $7.82, $12.86 and $18.64 during 1998, 1997 and 1996 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                               1998    1997    1996
--------------------------------------------------------------------
Dividend yield                                   0%      0%      0%
Expected volatility                             64%     57%     55%
Risk-free interest rate                        4.7%    6.5%    6.2%
Expected life (years)                          5.3     6.0     6.0

The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Outstanding Options         Exercisable Options
                                --------------------------------   ---------------------
                                    Shares        Life                 Shares
Range of Exercise Prices        (in 000's)     (years)     Price   (in 000's)     Price
----------------------------------------------------------------------------------------
$  .17 - $ 2.91                         43        1.16    $ 2.41           41    $ 2.48
$ 4.88 - $ 5.16                      1,473        9.82      4.96            -         -
$ 6.20 - $ 8.66                         83        4.14      7.57           59      7.16
$12.60 - $19.88                        699        7.27     15.99          383     16.00
$20.75 - $24.50                        356        7.74     22.10          156     23.01
$58.75                                  12        7.33     58.75           12     58.75
                                ----------                         ----------
$  .17 - $58.75                      2,666        8.57    $10.43          651    $16.81
                                ----------                         ----------
                                ----------                         ----------

1989 RESTATED STOCK OPTION PLAN

Under the Company's 1989 Restated Stock Option Plan, options to purchase shares of Common Stock have been granted to employees at prices no less than the fair market value on the date of grant. Options outstanding under the plan become fully exercisable within three or four years from the date granted and terminate ten years from the date granted. Qualified and nonqualified options are exercisable at prices ranging from $.17 to $24.25 per share. The price range of options exercised was $.86 to $17.88 in 1998, $.86 to $24.25 in 1997 and $2.91
to $24.50 in 1996. At December 31, 1998, there were 3,141,871 shares of unissued Common Stock reserved for issuance under the plan, of which options for the purchase of 584,466 shares were available for future grants. Share amounts (in thousands) and weighted average exercise prices are as follows:

                                                       YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                              1998              1997             1996
                                       ----------------   ---------------   ----------------
                                        Shares    Price   Shares    Price   Shares    Price
--------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,995   $18.78    1,267   $17.24    1,038   $17.36
Granted                                  2,283     8.55      843    21.29    1,016    31.34
Exercised                                 (36)    12.45     (57)    10.98    (152)    11.56
Canceled                               (1,685)    18.72     (58)    23.27    (635)    41.38
                                       -------             -----             -----
Outstanding at end of year               2,557     9.76    1,995   $18.78    1,267   $17.24
                                       -------             -----             -----
                                       -------             -----             -----
Options exercisable at year end           542    $14.96      690   $15.69      483   $13.44

1992 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS

The Company's 1992 Stock Option Plan for Nonemployee Directors provides for the annual grant of nonqualified options to purchase 2,000 shares of Common Stock to nonemployee directors of the Company at an exercise price that is not less than the fair market value per share at the date of grant. Outstanding options granted under the plan are exercisable at prices ranging from $13.50 to $58.75 per share. The options granted are fully vested and immediately exercisable. At December 31, 1998, there were 153,000 shares of unissued Common Stock reserved for issuance under the plan, of which options for the purchase of 44,000 shares were available for future grant. Share amounts (in thousands) and weighted average exercise prices are as follows:

                                                       YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                              1998              1997              1996
                                        ---------------    ---------------   ---------------
                                        Shares    Price    Shares    Price   Shares   Price
--------------------------------------------------------------------------------------------
Outstanding at beginning of year            97   $27.11        85   $28.14       87  $22.92
Granted                                     12    16.63        12    19.88       12   58.75
Exercised                                    -        -         -               (14)  21.96
                                        ------             ------            ------
Outstanding at end of year                 109   $25.96        97   $27.11       85  $28.14
                                        ------             ------            ------
                                        ------             ------            ------
Options exercisable at year end            109   $25.96        97   $27.11       85  $28.14

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 180,000 shares of Common Stock to its eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than 5 months in any calendar year. Employees who own 5% or more of the Company's Common Stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of the Company's Common Stock. The purchase price of the Common Stock is 85% of the fair market value of the stock as defined in the Plan. Approximately 21% of eligible employees have participated in the Plan since its inception on July 1, 1996. Under the Plan the Company sold 80,741, 43,057 and 8,331 shares to employees in 1998, 1997 and 1996, respectively.

NOTE 14: INCOME TAXES

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

                                                              YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
(in thousands)                                                 1998      1997      1996
---------------------------------------------------------------------------------------
Expected federal income tax provision (benefit)             $(3,515)    $ 572     $(747)
State income taxes                                             (397)       89       (19)
Goodwill amortization                                           309       302       309
Exempt interest                                                   -         -      (152)
Foreign sales corporation                                      (158)     (107)      (68)
Tax credits                                                    (285)     (348)     (762)
Foreign operations                                              107      (174)       59
UTS acquisition                                                   -       152       376
Meals and entertainment                                         212       134       243
Other, net                                                      (93)        5        91
                                                            -------      -----    -----
Provision (benefit) for income taxes                        $(3,820)     $ 625    $(670)
                                                            -------      -----    -----
                                                            -------      -----    -----

The domestic and foreign components of income before taxes were:

                                                         YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------
(in thousands)                                         1998        1997       1996
------------------------------------------------------------------------------------
Domestic                                            $ (8,296)    $ 2,965    $ 1,525
Foreign                                               (1,749)     (1,330)    (3,659)
                                                    --------     -------    -------
Income (loss) before income taxes                   $(10,045)    $ 1,635    $(2,134)
                                                    --------     -------    -------
                                                    --------     -------    -------

The provision for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
(in thousands)                                            1998       1997        1996
--------------------------------------------------------------------------------------
Current:
  Federal                                              $   344      $ 331      $   678
  State and local                                          324        133          197
  Foreign                                                   60         54            -
                                                       -------      ------     -------
  Total current                                           $728      $ 518      $   875
Deferred:
  Federal                                               (3,332)        762        (844)
  State and local                                         (651)         38         130
  Foreign                                                 (565)       (693)       (831)
                                                       -------      ------     -------
  Total deferred                                        (4,548)        107      (1,545)
                                                       -------      ------     -------
  Total provision (benefit) for income taxes           $(3,820)     $  625     $  (670)
                                                       -------      ------     -------
                                                       -------      ------     -------

Deferred income taxes consisted of the following:

                                                                       AT DECEMBER 31,
----------------------------------------------------------------------------------------
(in thousands)                                                         1998        1997
----------------------------------------------------------------------------------------
Deferred tax assets
  Tax credits                                                      $  5,925    $  4,999
  Loss carry forwards                                                13,245       4,589
  Accrued expenses                                                    5,367       4,033
  Inventory valuation                                                 1,889       2,175
  Other, net                                                            228          97
                                                                   --------    --------
  Total deferred tax assets                                          26,654      15,893

Deferred tax liabilities
  Acquisitions                                                         (292)       (391)
  Depreciation and amortization                                      (2,789)     (4,469)
  Long term contracts                                               (14,729)     (6,739)
                                                                   --------    --------
  Total deferred tax liabilities                                    (17,810)    (11,599)
                                                                   --------    --------
Net deferred tax assets                                            $  8,844    $  4,294
                                                                   --------    --------
                                                                   --------    --------

Valuation allowances of $70,000 and $1.4 million in 1998, $70,000 and $1.6 million in 1997 and $129,000 and $802,000 in 1996, were provided for capital loss carryforwards and foreign net operating loss carryforwards, respectively, for which the Company may not receive future benefits.

The Company has research and development tax credits and net operating loss carryforwards available to offset future income tax liabilities. The tax credits of $5.1 million expire from 2004-2013 and the loss carryforwards of $13.2 million expire from 2001-2019.

The Company also has alternative minimum tax credits, totaling $832,000, that are available to offset future tax liabilities indefinitely.

NOTE 15: OTHER RELATED PARTY TRANSACTIONS

Certain of the Company's customers are also shareholders with more than 10% ownership interest and/or hold positions on Itron's Board of Directors. Revenue from such customers was $4.5 million in 1998, $4.8 million in 1997 and $4.3 million in 1996. Accounts receivable from these customers were $303,000 and $1.1 million at December 31, 1998 and 1997, respectively. Interest expense related to notes payable to a shareholder was $475,000 in 1998, $483,000 in 1997 and $456,000 in 1996.

NOTE 16: SEGMENT INFORMATION

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The statement requires companies to disclose various information about their operating segments, which are reviewed on a regular basis by the chief decision maker of the enterprise.

The Company reviews its operations using a variety of matrices, however, the chief executive officer primarily reviews the Company's manufacturing and sales operations on a domestic vs. international basis and revenues and cost of sales are reviewed based on the Company's major product lines of AMR systems, handheld systems and outsourcing. The Company has outsourcing agreements in which it both owns and operates the system. These agreements require a large amount of capital investment and related project and other debt, and are included in the Company's finance operations. Outsourcing contracts in which the Company operates, but does not own, the equipment are included in the Company's normal manufacturing and sales operations. The chief executive officer reviews financing operations separately from manufacturing and sales operations because they are essentially different businesses with significantly different operating and leverage characteristics.

Segment debt and interest expense related to the Company's finance and international operations includes both direct and allocated debt and interest expense. Segment debt and related interest expense are allocated based on each segment's funding requirements for capital or operations. Intersegment revenues include shipments to various Company-owned subsidiaries and are eliminated in consolidation. EBITDA includes earnings for each segment before interest, taxes, depreciation and amortization and is used to allow a comparison of each segment's operating results. Segment Debt/EBITDA is a ratio that is used to compare segment leverage ratios to comparable industry ratios. The Company does not allocate income taxes to its operating segments.

YEAR ENDED DECEMBER 31, 1998

                                             MANUFACTURING AND SALES
                                       --------------------------------------
(in thousands)                         DOMESTIC    INTERNATIONAL        TOTAL       FINANCE    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                          $154,976        $ 8,637       $163,613       $      -       $      -       $163,613
  Handheld systems                       42,774         11,183         53,957              -              -         53,957
  Outsourcing                               535              -            535         23,297              -         23,832
  Intersegment revenues                   3,680            211          3,891              -         (3,891)             -
                                       --------        -------       --------       --------       --------       --------
  Total revenues                       $201,965        $20,031       $221,996       $ 23,297       $ (3,891)      $241,402

Interest income                             408             46            454             21              -            475
Interest expense                           (972)        (1,715)        (2,687)        (4,296)             -         (6,983)
Depreciation and amortization            15,585          1,554         17,139          2,726              -         19,865
Segment loss                             (3,009)        (4,915)        (7,924)          (664)        (1,457)       (10,045)

Segment assets                          172,700         12,533        185,233         88,623        (26,101)       247,755
Segment debt                              7,010         19,787         26,797         74,083         (8,683)        92,197

Cash flows:
  Operating activities                 $ 13,153        $(3,416)      $  9,737       $(11,635)      $      -       $ (1,898)
  Investing activities (1)               (5,716)          (537)        (6,253)       (10,851)             -        (17,104)
                                       --------        -------       --------       --------       --------       --------
  Net operating and investing          $  7,437        $(3,953)      $  3,484       $(22,486)      $      -       $(19,002)

EBITDA (2)                             $ 11,554        $(1,584)      $  9,970       $  6,358       $      -       $ 16,328
Segment debt/EBITDA                         .61              *           3.10          11.65              -           5.65

YEAR ENDED DECEMBER 31, 1997

                                             MANUFACTURING AND SALES
                                       --------------------------------------
(in thousands)                         DOMESTIC    INTERNATIONAL        TOTAL       FINANCE    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                          $138,109        $ 5,363       $143,472       $      -       $      -       $143,472
  Handheld systems                       31,907         17,502         49,409              -              -         49,409
  Outsourcing                                 -              -              -         23,236              -         23,236
  Intersegment revenues                     817            658          1,475              -         (1,475)             -
                                       --------        -------       --------       --------       --------       --------
  Total revenues                       $170,833        $23,523       $194,356       $ 23,236       $ (1,475)      $216,117

Interest income                             529             15            544              -            (71)           473
Interest (expense)                         (206)        (1,477)        (1,683)        (2,777)            71         (4,389)
Depreciation and amortization            14,316          1,289         15,605          1,176              -         16,781
Segment income (loss)                     3,783         (3,634)           149          2,206           (720)         1,635

Segment assets                          178,465         11,763        190,228         62,805        (12,822)       240,211
Segment debt                              6,440         16,140         22,580         51,425           (191)        73,814

Cash flows:
  Operating activities                  $ 3,405        $   946       $  4,351       $ (7,569)      $      -       $ (3,218)
  Investing activities (1)               (9,029)          (662)        (9,691)       (24,374)             -        (34,065)
                                       --------        -------       --------       --------       --------       --------
  Net operating and investing          $ (5,624)       $   284       $ (5,340)      $(31,943)      $      -       $(37,283)

EBITDA (2)                             $ 17,478        $(1,305)      $ 16,173       $  6,159       $      -       $ 22,332
Segment debt/EBITDA                         .37              *           1.40           8.35              -           3.31

YEAR ENDED DECEMBER 31, 1996

                                             MANUFACTURING AND SALES
                                       -------------------------------------
(in thousands)                         DOMESTIC    INTERNATIONAL       TOTAL       FINANCE    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                          $127,268        $ 2,308      $129,576      $      -        $      -        $129,576
  Handheld systems                       33,349         11,735        45,084             -               -          45,084
  Outsourcing                                 -              -             -         2,924               -           2,924
  Intersegment revenues                       -          1,029         1,029             -          (1,029)              -
                                       --------        -------      --------      --------        --------        --------
  Total revenues                       $160,617        $15,072      $175,689      $  2,924        $ (1,029)       $177,584

Interest income                           1,037             30         1,067             -            (460)            607
Interest expense                              -           (613)         (613)         (770)            460            (923)
Depreciation and amortization             9,759            744        10,503            19               -          10,522
Segment income (loss)                     5,940         (6,380)         (440)       (1,405)           (289)         (2,134)

Segment assets                          165,042         11,465       176,507        24,132         (13,968)        186,671
Segment debt                              6,440         20,561        27,001        19,261          (6,760)         39,502

Cash flows:
  Operating activities                 $ (9,681)       $(3,750)     $(13,431)     $ (3,431)       $      -        $(16,862)
  Investing activities (1)               (7,072)        (1,947)       (9,019)      (15,830)              -         (24,849)
                                       --------        -------      --------      --------        --------        --------
  Net operating and investing          $(16,753)       $(5,697)     $(22,450)     $(19,261)       $      -        $(41,711)

EBITDA (2)                             $ 14,632        $(5,312)     $  9,320      $   (616)       $      -        $  8,704
Segment debt/EBITDA                         .44              *          2.90             *               -            4.54

Domestic information includes the United States and Canada. International information includes the results of wholly owned subsidiaries located in the United Kingdom, France and Australia as well as sales to international distributors, which were $3.0 million in 1998, $9.7 million in 1997 and $5.9 million in 1996. International revenue includes sales to customers located in Asia, Europe, Australia, Japan, Latin America, and the Middle East. Approximately 16% of 1998 and 22% of 1996 consolidated revenue related to a contract with a significant customer in each year. At December 31, 1998 and 1997, approximately 34% and 21%, respectively, of total accounts and contracts receivable were due from one customer.

1 INVESTING ACTIVITIES PRIMARILY CONSIST OF CAPITAL EXPENDITURES FOR EACH
SEGMENT.

2 EBITDA IS CALCULATED BY ADDING NET INTEREST, DEPRECIATION, AND AMORTIZATION EXPENSE TO PRE-TAX INCOME OR LOSS AND IS PRESENTED BECAUSE THE COMPANY BELIEVES THAT IT ALLOWS FOR A MORE COMPLETE ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS. THIS INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF THE COMPANY'S OVERALL FINANCIAL PERFORMANCE. ADDITIONALLY, EBITDA AS REPORTED HEREIN MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.

* NOT MEANINGFUL.

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

                                                         YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------
(in thousands)                                          1998      1997      1996
----------------------------------------------------------------------------------
Funding received                                       $  485    $  731    $  143
Royalties paid                                          1,130     1,524     1,614

NOTE 18: QUARTERLY RESULTS (UNAUDITED)

Quarterly results are as follows:

                                                     FIRST      SECOND       THIRD     FOURTH       TOTAL
(in thousands, except per share data)              QUARTER     QUARTER     QUARTER    QUARTER        YEAR
----------------------------------------------------------------------------------------------------------
1998
Statement of operations data:
Total revenues                                     $63,708     $60,769     $54,839    $62,086    $241,402
Gross profit                                        20,795      19,968      15,031     21,009      76,803
Net income (loss)                                      153      (1,076)     (5,929)       627      (6,225)
Basic net income (loss) per share                  $   .01     $  (.07)    $  (.40)   $   .04    $   (.42)
Diluted net income (loss) per share                $   .01     $  (.07)    $  (.40)   $   .04    $   (.42)

1997
Statement of operations data:
Total revenues                                     $40,583     $52,732     $58,427    $64,375    $216,117
Gross profit                                        13,619      19,291      22,100     25,748      80,758
Net income (loss)                                   (3,259)       (675)      1,643      3,301       1,010
Basic net income (loss) per share                  $  (.24)    $  (.05)    $   .11    $   .23    $    .07
Diluted net income (loss) per share                $  (.24)    $  (.05)    $   .11    $   .22    $    .07

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999 (the "1999 Proxy Statement") sets forth certain information with regard to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11:  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the 1999 Proxy Statement sets forth certain information (except for those sections captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph", which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1998 Proxy Statement sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the 1999 Proxy Statement sets forth certain information with respect to the certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

2)  LIST OF FINANCIAL STATEMENT SCHEDULES:

    _     Schedule II - Valuation and Qualifying Accounts

3)  EXHIBITS:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  -----------------------

 3.1     Restated Articles of Incorporation of the Registrant. (A) (Exhibit
         3.1)

 3.2     Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

 4.1     Rights Agreement between the Registrant and Chemical Trust
         Company of California dated as of July 15, 1992. (A) (Exhibit 4.1)

 4.2 Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of California, as trustee. *(G) (Exhibit 4.1)

10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto. *

10.2 Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant.

10.3 Employment Agreement between the Registrant and Johnny M. Humphreys dated February 9, 1987, First Addendum dated
         November 22, 1988 and Second Addendum dated July 21, 1992. *(A) (Exhibit 10.2)

10.4 Form of Confidentiality Agreement normally entered into with employees. (A) (Exhibit 10.7)

10.5 Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996. (D) (Exhibit 10.4)

10.6     1989 Restated Stock Option Plan. (D) (Exhibit 10.5)

10.7     1992 Restated Stock Option Plan for Nonemployee Directors. (E)

10.8     Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

10.9 Form of Indemnification Agreements between the Registrant and certain directors and officers. (C) (Exhibit 10.14)

10.10 Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.09 hereto) with the Registrant.

10.11 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (C) (Exhibit 10.16)

10.12 Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (B) (Exhibit 10.24).

10.13 Contract between the Registrant and Duquesne Light Company dated January 15, 1996. (DELTA) (C) (Exhibit 10.18)

10.14 Amendment No. 1 to Amended and Restated Utility Automated Meter Data Acquisition Lease and Services Agreement between the Registrant and Duquesne Light Company dated September 11, 1997. (DELTA) (F) (Exhibit 10)

10.15 Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995. (C) (Exhibit 10.19)

10.16 Loan Agreement between Itron, Inc. and Bank of America and USBank signed September 30, 1998.

12       Statement of Computation of Ratios

21       Subsidiaries of the Registrant

23       Independent Auditors' Consent

27       Financial Data Schedule.

-------------------------------------------------------------------------------

(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

(B) Incorporated by reference to designated exhibit included in the Company's 1993 Annual Report on Form 10-K filed on March 30, 1994.

(C) Incorporated by reference to designated exhibit included in the Company's 1995 Annual Report on Form 10-K filed on March 30, 1996.

(D) Incorporated by reference to designated exhibit included in the Company's 1996 Annual Report on Form 10-K filed on March 5, 1997.

(E) Incorporated by reference to Appendix A to the Company's designated Proxy Statement dated April 4, 1997 for its annual meeting of shareholders held on April 29, 1997.

(F) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(G) Incorporated by reference to designated exhibit included in the Company's Current Report on Form 8-K dated March 18, 1997.

(H) Incorporated by reference to designated exhibit included in the Company's 1997 Annual Report on Form 10-K dated March 30, 1998.

*        Management contract or compensatory plan or arrangement.

(DELTA)  Confidential treatment requested for a portion of this agreement.

4)  REPORTS ON FORM 8-K:

There were no Current Reports on Form 8-K filed during the fourth quarter of 1998.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

(In thousands of dollars)                         Additions                    Balance at end of period
                                                  -----------                  ------------------------
                                    Balance at    Charged to
                                     beginning     costs and
             Description             of period      expenses       Deductions    Current   Non current
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
   Inventory obsolescence                1,863         5,722           3,454      4,131
   Warranty                              2,985         2,664           2,280      1,212       2,157
   Allowance for doubtful accts.           509           550             307        752

YEAR ENDED DECEMBER 31, 1997:
   Inventory obsolescence                4,131         7,831           8,138      3,824
   Warranty                              3,369         7,600           7,451      2,666         852
   Allowance for doubtful accts.           752           745             745        752

YEAR ENDED DECEMBER 31, 1998:
   Inventory obsolescence                3,824         8,316           7,374      4,766
   Warranty                              3,518         7,381           4,953      5,100         846
   Allowance for doubtful accts.           752           967             219      1,500

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 26th day of March 1999.

                                        ITRON, INC.

                                        By   /s/ DAVID G. REMINGTON
                                           ------------------------------------
                                           David G. Remington
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 26th day of March, 1999.

SIGNATURE                                          TITLE
---------                                          -----

    /S/JOHNNY M. HUMPHREYS         Chairman of the Board, President and Chief
-----------------------------      Executive Officer (Principal Executive
      Johnny M. Humphreys          Officer)

    /S/DAVID G. REMINGTON          Chief Financial Officer (Principal Financial
-----------------------------      and Accounting Officer)
      David G. Remington

     /S/MICHAEL B. BRACY           Director
-----------------------------
       Michael B. Bracy

     /S/TED C. DEMERRITT           Director
-----------------------------
       Ted C. DeMerritt

     /S/JON E. ELIASSEN            Director
-----------------------------
       Jon E. Eliassen

     /S/MARY ANN PETERS            Director
-----------------------------
       Mary Ann Peters

     /S/PAUL A. REDMOND            Director
-----------------------------
       Paul A. Redmond

    /S/GRAHAM M. WILSON            Director
-----------------------------
      Graham M. Wilson

    /S/STUART E. WHITE             Director
-----------------------------
      Stuart E. White