Form 10-Q
period 1999-03-31
ITRON INC /WA/
filed 1999-05-17
CIK 780571

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of April 30, 1999, there were outstanding 14,806,246 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

===============================================================================

                                   ITRON, INC.

                                      INDEX

PART 1:  FINANCIAL INFORMATION                                                      Page
                                                                                    ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .  2

         Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .  3

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 4-6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 7-12

PART 2:  OTHER INFORMATION

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . 13

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                       THREE MONTHS ENDED MARCH 31,
===================================================================================================
                                                                                  1999       1998
---------------------------------------------------------------------------------------------------
REVENUES
    AMR systems                                                                $ 30,919    $ 50,356
    Handheld systems                                                             16,347       9,680
    Outsourcing                                                                   4,679       3,672
                                                                               --------    --------
    Total revenues                                                               51,945      63,708
COST OF REVENUES
    AMR systems                                                                  19,671      34,768
    Handheld systems                                                              9,140       5,125
    Outsourcing                                                                   3,833       3,020
                                                                               --------    --------
    Total costs of revenues                                                      32,644      42,913
                                                                               --------    --------
GROSS PROFIT                                                                     19,301      20,795

OPERATING EXPENSES
  Sales and marketing                                                             6,434       6,595
  Product development                                                             6,602       8,923
  General and administrative                                                      3,025       3,017
  Amortization of intangibles                                                       490         590
  Restructuring charges                                                           1,121           -
                                                                               --------    --------
  Total operating expenses                                                       17,672      19,125
                                                                               --------    --------
OPERATING INCOME (LOSS)                                                           1,629       1,670

OTHER INCOME (EXPENSE)
  Equity in affiliates                                                             (165)       (120)
  Interest, net                                                                  (1,855)     (1,297)
                                                                               --------     --------
  Total other income (expense)                                                   (2,020)     (1,417)

Income (loss) before extraordinary item and income taxes                           (391)        253
Income tax (provision) benefit                                                      160        (100)
                                                                               --------    --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                        (231)        153
Extraordinary gain on extinguishment of debt, net of income taxes of $1,970       3,660           -
                                                                               --------    --------
NET INCOME (LOSS)                                                              $  3,429    $    153
                                                                               --------    --------
BASIC NET INCOME (LOSS) PER SHARE:
  Before extraordinary item                                                    $  (0.02)   $   0.01
  Extraordinary item                                                                .25           -
                                                                               --------    --------
  Basic net income per share                                                   $    .23    $   0.01

DILUTED NET INCOME (LOSS) PER SHARE:
  Before extraordinary item                                                    $  (0.02)   $   0.01
  Extraordinary item                                                                .24           -
                                                                               --------    --------
  Diluted net income per share                                                 $    .22    $   0.01

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                              MARCH 31,           DECEMBER 31,
==============================================================================================
                                                                 1999                1998
----------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                  $   1,917           $   2,743
   Accounts receivable, net                                      53,087              62,253
   Current portion of long-term contracts receivable             14,673              13,498
   Inventories                                                   20,167              20,654
   Deferred income taxes, net                                     5,132               6,938
   Other                                                          3,134               2,306
                                                              ---------           ---------
   Total current assets                                          98,110             108,392
                                                              ---------           ---------
Property, plant and equipment, net                               40,794              42,390
Equipment used in outsourcing, net                               52,109              50,746
Intangible assets, net                                           17,374              18,142
Long-term contracts receivable                                   24,496              23,712
Other                                                             4,144               4,373
                                                              ---------           ---------
TOTAL ASSETS                                                  $ 237,027           $ 247,755
                                                              ---------           ---------
                                                              ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                                      $  10,370           $  14,000
   Accounts payable and accrued expenses                         23,278              25,263
   Wages and benefits payable                                     6,945               6,246
   Deferred revenue                                               5,720               8,653
                                                              ---------           ---------
   Total current liabilities                                     46,313              54,162
                                                              ---------           ---------
Convertible subordinated debt                                    57,234              63,400
Mortgage notes payable                                            6,202               6,242
Project financing                                                 7,599               7,722
Warranty and other obligations                                    1,160               1,207
                                                              ---------           ---------
   Total noncurrent liabilities                                  72,195              78,571
                                                              ---------           ---------
Shareholders' equity
   Common stock                                                 106,415             106,039
   Retained earnings                                             13,519              10,090
   Other                                                         (1,415)             (1,107)
                                                              ---------           ---------
   Total shareholders' equity                                   118,519             115,022
                                                              ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 237,027           $ 247,755
                                                              ---------           ---------
                                                              ---------           ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                             THREE MONTHS ENDED MARCH 31,
=========================================================================================
                                                                1999              1998
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $  3,429           $    153
Noncash charges (credits) to income:
     Depreciation and amortization                              4,668              4,657
     Deferred income tax provision (benefit)                     (166)               160
     Equity in affiliates, net                                    165                120
     Extraordinary gain on extinguishment of debt              (3,660)                 -
Changes in operating accounts:
     Accounts receivable                                        9,142             (6,587)
     Inventories                                                  487              6,214
     Accounts payable and accrued expenses                     (2,242)            (4,942)
     Wages and benefits payable                                   699             (3,196)
     Long-term contracts receivable                            (1,959)            (2,334)
     Deferred revenue                                          (2,933)              (255)
     Other, net                                                (1,533)            (1,300)
                                                             --------           --------
     Cash provided (used) by operating activities               6,097             (7,310)
                                                             --------           --------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment                   (1,543)            (2,737)
Equipment used in outsourcing                                  (2,109)            (4,504)
Acquisition of intangibles and patent defense costs               (22)              (481)
Other, net                                                        221               (287)
                                                             --------           --------
     Cash used by investing activities                         (3,453)            (8,009)
                                                             --------           --------
FINANCING ACTIVITIES
Change in short-term borrowings, net                           (3,630)            12,939
Project financing                                                (123)                 -
Issuance of common stock                                          376                543
Other, net                                                        (93)               535
                                                             --------           --------
     Cash provided (used) by financing activities              (3,470)            14,017
                                                             --------           --------
Increase in cash and equivalents                                 (826)            (1,302)

Cash and cash equivalents at beginning of period                2,743              3,023
                                                             --------           --------
Cash and cash equivalents at end of period                   $  1,917           $  1,721
                                                             --------           --------
                                                             --------           --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month period ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2:  EARNINGS PER SHARE AND CAPITAL STRUCTURE

                                                         THREE MONTHS ENDED MARCH 31,
=====================================================================================
(in thousands)                                                   1999            1998
-------------------------------------------------------------------------------------
Weighted average shares outstanding                            14,757          14,631
Effect of dilutive securities:
  Stock options                                                   555             221
  Convertible debt                                                  -               -
                                                               ------          ------
Weighted average shares outstanding assuming conversion        15,312          14,852
                                                               ------          ------
                                                               ------          ------

The Company has granted options to purchase common stock to directors, employees and other key personnel at fair market value on the date of grant. The dilutive effect of these options is included for purposes of calculating dilutive earnings per share ("EPS") using the "treasury stock" method. The Company also has subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method.

NOTE 3:  RESTRUCTURING

In 1998, in connection with management's measures to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $3.9 million. During the first quarter of 1999 the Company recorded a further restructuring charge of $1.1 million as part of its ongoing efforts to improve operating efficiencies. The restructuring measures primarily involved a workforce reduction, the write-off of certain of the Company's intangible assets and the closure and consolidation of facilities. Cumulative restructuring charges of $5.1 million are as follows:

                                                                                   Reserve
                                      Cash/          Restructuring                 Balance
(in thousands)                        Non-Cash          Charge         Activity    03/31/99
===========================================================================================
Severance and related charges         Cash              $2,658         $ 1,830      $   828
Write-down of intangible assets       Non-Cash           1,104           1,104           -
Consolidation of facilities           Cash               1,048               -        1,048
Other                                 Non-Cash             241             241            -
                                                        ------         -------      -------
Total restructuring charge                              $5,051         $ 3,175      $ 1,876
                                                        ------         -------      -------
                                                        ------         -------      -------

NOTE 4:  BALANCE SHEET COMPONENTS

                                                MARCH 31,     DECEMBER 31,
==========================================================================
(Inventories, in thousands)                         1999             1998
--------------------------------------------------------------------------
Material                                         $ 7,684          $ 9,041
Work in process                                    1,704            1,599
Finished goods                                     6,716            6,947
Field inventories awaiting installation            1,371                -
                                                 -------          -------
Total manufacturing inventories                   17,475           17,587
Service inventories                                2,692            3,067
                                                 -------          -------
Total inventories                                $20,167          $20,654
                                                 -------          -------
                                                 -------          -------

NOTE 5:  SEGMENT INFORMATION

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

                                                                                     THREE MONTHS ENDED MARCH 31, 1999
======================================================================================================================
                                            MANUFACTURING AND SALES
                                     --------------------------------------
(in thousands, except ratios)        DOMESTIC      INTERNATIONAL      TOTAL       FINANCE    ELIMINATED   CONSOLIDATED
Revenues from external customers:
  AMR systems                       $  30,525        $    394        $ 30,919    $      -     $      -      $ 30,919
  Handheld systems                     13,666           2,681          16,347           -            -        16,347
  Outsourcing                             300               -             300       4,379            -         4,679
  Intersegment revenues                   379               7             386           -         (386)            -
                                      -------          ------          ------      ------                     ------
  Total revenues                    $  44,870        $  3,082        $ 47,952    $  4,379     $   (386)     $ 51,945

Segment income (loss) (1)               2,501          (2,264)            237       4,897          105         5,239

Segment assets                        171,366          10,655         182,021      91,622      (36,616)      237,027
Segment debt                            6,966          20,212          27,178      72,860      (17,843)       82,195

Cash flows:
  Operating activities              $  10,989        $   (427)       $ 10,562    $ (4,465)    $      -      $  6,097
  Investing activities (2)             (1,426)              -          (1,426)     (2,027)           -        (3,453)
                                      -------          ------          ------      ------                     ------
  Net operating and investing       $   9,563        $   (427)       $  9,136    $ (6,492)                  $  2,644

EBITDA (3)                          $   6,023        $ (1,368)       $  4,655    $  7,107     $      -      $ 11,762
Segment debt/annual EBITDA(4)            0.29             *              1.46        2.56          *            1.75

                                                                                     THREE MONTHS ENDED MARCH 31, 1998
======================================================================================================================
                                            MANUFACTURING AND SALES
                                     --------------------------------------
(in thousands, except ratios)        DOMESTIC      INTERNATIONAL      TOTAL       FINANCE    ELIMINATED   CONSOLIDATED
Revenues from external customers:
  AMR systems                       $  48,121        $  2,235        $ 50,356    $      -     $      -      $ 50,356
  Handheld systems                      7,216           2,464           9,680           -            -         9,680
  Outsourcing                              41               -              41       3,631            -         3,672
  Intersegment revenues                   729             102             831           -         (831)            -
                                    ---------        --------        --------    --------     --------      --------
  Total revenues                    $  56,107        $  4,801        $ 60,908    $  3,631     $   (831)     $ 63,708

Segment income (loss) (1)               1,808            (895)            913        (392)        (268)          253

Segment assets                        184,106          11,509         195,615      69,135      (18,773)      245,977
Segment debt                           16,190          16,720          32,910      54,695            -        87,605

Cash flows:
  Operating activities              $  (3,986)       $ (1,281)       $ (5,267)   $ (2,043)    $      -      $ (7,310)
  Investing activities (2)             (3,354)           (166)         (3,520)     (4,489)           -        (8,009)
                                    ---------        --------        --------    --------     --------      --------
  Net operating and investing       $  (7,340)       $ (1,447)       $ (8,787)   $ (6,532)           -      $(15,319)

EBITDA (3)                          $   5,092        $   (217)       $  4,875    $  1,332     $      -      $  6,207
Segment debt/annual EBITDA (4)           0.79             *              1.69       10.27          *            3.53

(1) SEGMENT INCOME (LOSS) INCLUDES $5.6 MILLION PRE-TAX GAIN ON DEBT EXTINGUISHMENT IN 1999. ITRON DOES NOT ALLOCATE INCOME TAXES TO ITS SEGMENTS.
(2) INVESTING ACTIVITIES PRIMARILY CONSIST OF CAPITAL EXPENDITURES FOR EACH SEGMENT.
(3) EBITDA IS CALCULATED BY ADDING NET INTEREST, DEPRECIATION AND AMORTIZATION EXPENSE TO PRE-TAX INCOME OR LOSS AFTER EXTRAORDINARY ITEM AND IS PRESENTED BECAUSE THE COMPANY BELIEVES THAT IT ALLOWS FOR A MORE COMPLETE ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS. THIS INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF THE COMPANY'S OVERALL FINANCIAL PERFORMANCE. ADDITIONALLY, EBITDA AS REPORTED HEREIN MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.
(4) TOTAL DEBT TO ANNUALIZED EBITDA IS CALCULATED BY DIVIDING TOTAL SEGMENT DEBT BY THE PRODUCT OF EBITDA MULTIPLIED BY 4.
* NOT MEANINGFUL.

NOTE 6:  CONTINGENCIES

The Company, together with Johnny M. Humphreys, Chairman, President and Chief Executive Officer, is a defendant in a class action filed by certain former shareholders in federal court, alleging violations of the federal securities laws arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. The Company believes this action is without merit and intends to vigorously defend against it. At this time, it is not possible to predict the ultimate outcome of the proceedings.

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

RESULTS OF OPERATIONS

REVENUES

Total Company revenues for the quarter ended March 31, 1999 decreased $11.8 million, or 18%, from the comparable quarter in 1998.

                                                   THREE MONTHS ENDED MARCH 31,
===============================================================================
                                                         INCREASE
Revenues (in millions)                        1999      (DECREASE)         1998
-------------------------------------------------------------------------------
    AMR systems                             $ 30.9         (39%)         $ 50.4
    Handheld systems                          16.3          69%             9.7
    Outsourcing                                4.7          27%             3.7
                                            ------                       ------
    Total revenues                          $ 51.9         (18%)         $ 63.7
                                            ------                       ------
                                            ------                       ------

AMR systems revenues decreased $19.4 million, or 39%, in the quarter ended March 31, 1999 from the comparable quarter one year ago. AMR systems revenues were lower in 1999 because the Company shipped approximately 35% fewer meter modules in the current quarter than the same quarter in 1998. The decreased shipments were largely due to the near completion in 1998 of meter module and fixed network product shipments under a large contract that the Company had with Virginia Power Company. Average selling prices increased during the three months ended March 31, 1999 compared to the comparable period one year ago, primarily because of a shift in mix from electric meter modules to water meter modules. The Company expects that AMR systems revenue will grow over the longer term. However, this growth continues to depend on the timing and resolution of electric utility industry regulatory reform issues in the United States, mergers and acquisitions in the utility industry, acceptance of new products, development of international markets and other factors. Revenue growth in the near term is expected to depend on continued penetration and growth of the AMR water market.

Handheld systems revenues for the three months ended March 31, 1999 increased $6.7 million, or 69%, from the same three month period in 1998. The largest increase was due to shipments of the Company's newest Portable Network ("PN") card, which was released in late 1998, and upgrades to Year 2000 compliant systems. The Company expects handheld systems revenue to increase somewhat in 1999 over the previous year, however, handheld systems revenues are expected to decline as a percentage of total revenues over time. Future handheld systems revenues are expected to be derived primarily from upgrade and replacement business domestically and penetration into international markets.

Outsourcing revenues increased $1.0 million, or 27%, in the first quarter of 1999 over the comparable quarter of 1998. The higher revenues were due to increased installation of multi-function meters in connection with the Company's contract with the Duquesne Light Company ("Duquesne"). The Company is now in the operations phase of its contract with Duquesne, which allows for increased billings, according to the terms of the contract. While such increased billings will not affect the Company's reported revenues, increased cash payments from Duquesne should continue to improve the Company's cash flows. Outsourcing revenues are expected to decrease somewhat in 1999 from the level experienced in 1998 unless the Company signs additional outsourcing contracts.

GROSS MARGIN

Overall gross margins for the quarter ended March 31, 1999 of 37% of revenues were four percentage points higher than the 33% in the same period in 1998. The percentages for 1999 and 1998 in the table below reflect gross margins as a percentage of corresponding revenues and the percentage point change from the prior year.

                                     THREE MONTHS ENDED MARCH 31,
=================================================================
                                           INCREASE
Gross Margin                 1999         (DECREASE)         1998
-----------------------------------------------------------------
  AMR systems                 36%             5%              31%
  Handheld systems            44%            (3%)             47%
  Outsourcing                 18%             0%              18%
  Total gross margin          37%             4%              33%

AMR systems gross margin of 36% increased five percentage points in the first quarter of 1999 over the comparable quarter in 1998. The margin improvement reflects the substantial completion of shipments and installation of meter modules and fixed network products relating to the Company's lower margin contract with Virginia Power in the fourth quarter of 1998. This contract had a low margin due to the early life cycle status of the Company's network products and related installation activities. Additional improvements in 1999 margin result from a lower proportion of installation activities, which tend to have lower margins, in 1999 than in 1998. The Company expects AMR systems margins to be higher in 1999 than 1998 primarily because of a higher proportion of water meter module shipments than electric meter modules.

Handheld systems margin decreased slightly in the first three months of 1999 compared to the first three months of 1998. The lower margin in the current period was primarily due to somewhat lower service margins caused by new warranty periods (during which the Company does not receive service revenues) that the Company provides for customer upgrades. The Company expects that handheld systems margin may decrease somewhat in 1999 from the level experienced in 1998 due to the large number of system upgrades expected in the 1999 period as a result of Year 2000 system upgrade requirements.

Outsourcing margin was level at 18% of revenues in both the 1999 and 1998 periods. The low margin in both periods is a result of the Company's contract with Duquesne. The gross margin on the Duquesne contract is low because it was the Company's first large sale Network AMR system. The Company expects outsourcing costs as a percentage of revenues in 1999 to be comparable to those in 1998, unless the Company signs additional outsourcing agreements.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 1999 were $17.7 million, significantly lower than the $19.1 million of operating expenses in the first quarter of 1998. Additionally, the 1999 period included $1.1 million of restructuring charges principally for severance and other expenses related to the closure of the Company's Saratoga, California product development office. The development activities from this office will be consolidated into the Company's other product development locations. Without this restructuring charge, the Company would have had total operating expenses of $16.6 million, which reflects a $2.6 million, or 13%, decrease from the comparable quarter in 1998.

                                                   THREE MONTHS ENDED MARCH 31,
===============================================================================
                                                      INCREASE
Operating expenses (in millions)          1999       (DECREASE)           1998
-------------------------------------------------------------------------------
   Sales and marketing                 $  6.5            (2%)            $ 6.6
   Product development                    6.6           (26%)              8.9
   General and administrative             3.0             0%               3.0
   Amortization of intangibles            0.5           (17%)              0.6
   Restructuring charge                   1.1            N/A                 -
                                       ------                           ------
   Total operating expenses            $ 17.7            (8%)           $ 19.1
                                       ------                           ------
                                       ------                           ------

Sales and marketing expenses of $6.5 million for the three months ended March 31, 1999 remained fairly level with the $6.6 million in the same period in 1998. Sales and marketing expenses are expected to remain at approximately 12% to 13% of total revenues for the remainder of the year.

Product development expenses of $6.6 million in the current quarter are significantly lower than the $8.9 million in the same quarter last year. The lower expenses are primarily the result of management's restructuring measures, which the Company began to implement in the third quarter of 1998 (see restructuring charge discussed below). Product development expenses are expected to remain at approximately 12% to 14% of total revenues for the remainder of the year.

General and administrative expenses of $3.0 million in the first quarter of 1999 were level with the comparable three months of 1998. General and administrative expenses are expected to remain at approximately 5% to 6% of total revenues for the remainder of the year.

Amortization of intangibles decreased slightly in the first three months of 1999 over the first three months of 1998, yet remained at 1% of total revenues. Amortization expenses are lower in the current period because the Company wrote off certain intangible assets as part of its restructuring measures in the third quarter of 1998.

In the third quarter of 1998 the Company announced, and began the implementation of, restructuring measures to reduce costs and improve operating efficiencies. These measures resulted in a $3.9 million restructuring charge in 1998. Additionally, in the first quarter of 1999 the Company announced the closure of its product development facility in Saratoga, California, resulting in an additional restructuring charge of $1.1 million. Restructuring measures involved a workforce reduction - primarily in product development, the write-off of certain intangible assets due to a reduction in the scope of planned technology development, closure of some of the Company's facilities and discontinuation of a jointly owned entity. (See Note 3 of the accompanying financial statements.) The Company believes that its comparatively high product development spending in the prior years has expanded the number of meter modules produced, enhanced module functionality, and expanded network capabilities and products. As a result of product expansion and lower bookings than had been anticipated, the Company scaled back its product development spending to lower levels. The Company expects that operating expenses will be reduced in 1999 because of the restructuring measures. Although the Company has expensed all known restructuring charges as of March 31, 1999, additional charges may be incurred in the future if other measures to increase operating efficiencies are identified.

INTEREST AND OTHER, NET

                                                        THREE MONTHS ENDED MARCH 31,
====================================================================================
                                                            INCREASE
Other income (expense) (in millions)            1999       (DECREASE)           1998
------------------------------------------------------------------------------------
  Equity in affiliates loss                   $ (0.2)          38%            $ (0.1)
  Net interest income (expense)                 (1.8)          43%              (1.3)
                                              ------                          ------
  Total other income (expense)                $ (2.0)          43%            $ (1.4)
                                              ------                          ------
                                              ------                          ------

The Company had net interest expense of $1.8 million for the first quarter of 1999 compared to net interest expense of $1.3 million in the same period of 1998. The Company capitalized interest related to outsourcing installations of $260,000 in the first quarter of 1998. No interest was capitalized in the 1999 period. Interest expense was higher in the 1999 period due to a higher level of borrowing for both project financing and line of credit during the 1999 period.

INCOME TAXES

The Company had an income tax benefit of approximately 42% of pre-tax earnings from continuing operations for the three months ended March 31, 1999 compared to a benefit of 38% for the full year 1998. The higher comparative tax rate in 1999 primarily results from a concentration of state tax obligations and lower expected R&D tax credits. To the extent pre-tax earnings from continuing operations, or the components of those earnings, differ from expectations, the effective tax rate for the year could change.


EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

In March 1999 the Company completed its offer ("Exchange Offer") to exchange up to $15.8 million principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Exchange Notes"), for up to $22.0 million principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Original Notes"). The Exchange Offer was made on the basis of $720 principal amount of Exchange Notes for $1,000 principal amount of Original Notes. A total of $15.8 million aggregate principal amount of Exchange Notes was issued as of March 12, 1999, with $6,000 in cash paid in lieu of fractional interests to tendering noteholders pursuant to the terms of the Exchange Offer. The Exchange Notes have the same terms and conditions as the Original Notes except for a reduction in the conversion price for converting the Exchange Notes into Common Stock to $9.65, an extension of the date before which the Company may not call the Exchange Notes to March 12, 2002, and the removal of the redemption premium. The principal purpose of the exchange was to reduce the Company's long-term debt and debt service obligations by taking advantage of market discounts. The Company generated a pre-tax gain on extinguishment of debt, net of debt issuance expenses, of $5.6 million in the first quarter of 1999 related to the exchange. The after-tax effect of the gain on extinguishment was $3.7 million.

FINANCIAL CONDITION

                                                THREE MONTHS ENDED MARCH 31,
===========================================================================
                                                     INCREASE
Cash flows information (in millions)      1999      (DECREASE)       1998
---------------------------------------------------------------------------
Operating activities                    $  6.1         183%        $  (7.3)
Investing activities                      (3.4)         57%           (8.0)
Financing activities                      (3.5)       (125%)          14.0
                                        ------                     -------
Net increase (decrease) in cash         $ (0.8)        (37%)       $  (1.3)
                                        ------                     -------
                                        ------                     -------

Operating activities generated $6.1 million of cash in the first quarter of 1999 compared to a usage of $7.3 million in cash in the first quarter of 1998. The $13.4 million improvement of cash flow for the first quarter of 1999 compared to the first quarter of 1998 was primarily driven by increased collections of accounts receivable and a reduction in the Company's unbilled receivables. Unbilled receivables were higher in the 1998 period because of a high level of turnkey installations, which typically have deferred billing terms. The 1998 quarter also included cash used for payment of 1997 performance incentives.

Investments totaled $3.4 million during the 1999 quarter, down from $8.0 million in the prior year's quarter due primarily to a slowing of equipment needed for outsourcing installations and lower capital acquisitions for internal use. Unless the Company enters into additional outsourcing agreements, the Company expects to spend less in 1999 on equipment used for outsourcing installations than it did in 1998 because outsourcing installations are nearing completion. The Company expects to spend somewhat more on capital assets for internal use during 1999 than it did in 1998.

Financing activities used $3.5 million in the first three months of 1999 compared to generating $14.0 million during the first three months of 1998. Financing activities in the 1999 quarter primarily consisted of paying down the Company's bank line of credit. During the 1998 quarter the Company primarily generated cash from financing activities by borrowing against the bank line of credit.

Existing sources of liquidity at March 31, 1999 include approximately $1.9 million of existing cash and cash equivalents and $24 million of available borrowings under the revolving credit facility. The Company believes that existing cash, together with available borrowings and cash generated from operations, will be sufficient to fund operations, exclusive of any new outsourcing arrangements, for the remainder of 1999 and into 2000. The Company expects to fund the majority of future outsourcing contracts with project financing.

YEAR 2000 COMPLIANCE

In general, the "Year 2000 problem" concerns software programs that contain only a two-digit year value (99 to 00) rather than a four-digit year value (1999 to 2000) to indicate a change from 1999 to 2000. The issue is whether computer systems and non-information technology systems, such as embedded micro-controllers, will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company instituted a Year 2000 program in 1997 to identify potential risks and to develop solutions to mitigate those risks. The Company believes that it will be successful in implementing the identified solutions in a timely manner in order to mitigate potential Year 2000 problems.

The Company has potential risks related to the Year 2000 problem in three areas:
1) suppliers, 2) internally developed software and hardware the Company sells, and 3) internal software and hardware systems. The following discussion addresses each of these potential risk areas.

SUPPLIERS: The Company identified its key suppliers from which it purchases the majority of its materials and has received confirmation that approximately 90% of such suppliers expected to be Year 2000 compliant by April 1999. The Company is pursuing the issue with suppliers who have not yet responded.

INTERNALLY DEVELOPED SOFTWARE AND HARDWARE FOR SALE TO CUSTOMERS: The Company has completed the process of identifying which of its products available for sale to customers were not Year 2000 compliant. The Company began the process of upgrading software and hardware in late 1997 and completed all major standard applications updates by December 1998. A small number of hardware and software platforms will not be upgraded and all customers affected have been notified. Alternatives, including upgrading systems, have been developed for them. Substantially all of the customers with maintenance contracts with the Company have had their systems upgraded.

INTERNAL SOFTWARE AND HARDWARE SYSTEMS: The Company upgraded its financial software including general ledger, manufacturing and sales order processing to be Year 2000 compliant during the second quarter of 1998 for domestic and Australian operations and during the fourth quarter of 1998 for the Company's United Kingdom operations. The Company's subsidiary in France is schedule to be upgraded by the end of the second quarter of 1999. The Company also has a variety of other software and hardware, including personal computer software and software used in engineering functions, whose Year 2000 compliance is in the process of being ensured. All internal software is expected to be compliant by mid-1999.

The Company believes that the reasonably most likely worst-case scenario it might confront with respect to Year 2000 issues has to do with the possible failure of third party systems over which the Company has no control. These systems may include, but are not limited to, power and telecommunications services. The Company is in the process of developing contingency plans for any unforeseen critical business systems issues arising from the Year 2000 problem. Some problems, however, may remain uncorrected, and could materially adversely affect the Company's business, financial condition and operating results. The Company may also experience reduced sales of its products as potential current customers reduce their budgets for meter-reading and data management solutions because of increased expenditures on their own Year 2000 compliance efforts. The Company does not anticipate that it will incur further significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Total costs for the Year 2000 issue are estimated to be approximately $1.5 million, of which approximately $1.2 million has been spent to date. However, as the compliance process is not yet complete, uncertainty exists concerning total costs associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.


CERTAIN FORWARD-LOOKING STATEMENTS
  WHEN INCLUDED IN THIS DISCUSSION, THE WORDS "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS," "PROJECTS" AND "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS, ARE INHERENTLY SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, CHANGES IN THE UTILITY REGULATORY ENVIRONMENT, DELAYS OR DIFFICULTIES IN INTRODUCING NEW PRODUCTS AND ACCEPTANCE OF THOSE PRODUCTS, ABILITY TO OBTAIN PROJECT FINANCING IN AMOUNTS NECESSARY TO FUND FUTURE OUTSOURCING AGREEMENTS, INCREASED COMPETITION AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. FOR A MORE COMPLETE DESCRIPTION OF THESE AND OTHER RISKS, SEE "CERTAIN RISK FACTORS" INCLUDED IN THE COMPANY'S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN TO REFLECT ANY CHANGE ON THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

                            PART 2: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 29, 1997, Itron and its President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark
G. Epstein (EPSTEIN V ITRON, ET AL.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that Itron and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network AMR system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint seeks monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On March 10, 1999, the Court certified this action as a class action on behalf of all purchasers of Itron Common Stock between September 11, 1995 and October 22, 1996 except for the Defendants and persons or entities having a relationship with the Defendants. The discovery phase of this lawsuit is continuing and the case is set for trial on November 1, 1999. The Company believes it has good defenses to the claims alleged and intends to defend itself vigorously against this action.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     Exhibit 27 - Financial Data Schedule

b)   REPORTS ON FORM 8-K

          A report on Form 8-K, dated January 28, 1999, was filed during the quarter ended March 31, 1999, pursuant to Item 5 of that form. The report related to a decision by the United States District Court for the District of Minnesota granting the Company's motion on the issue of validity of its Patent and granting CellNet's motion on the issue of non-infringement of the patent.

          A report on Form 8-K, dated February 11, 1999, was filed during the quarter ended March 31, 1999, pursuant to Item 5 of that form. The report was filed in connection with the commencement of the Company's exchange offer relating to its 6 3/4% Convertible Subordinated Notes.

          A report on Form 8-K, dated March 18, 1999, was filed during the quarter ended March 31, 1999, pursuant to Item 5 of that form. The report stated that the Exchange Offer terminated on Friday, March 12, 1999, and that the Company accepted $22,000,000 aggregate principal amount of its original its 6 3/4% Convertible Subordinated Notes for exchange, and issued $15,834,000 aggregate principal amount of exchange notes.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ITRON, INC.
                                       (Registrant)



                                       By: /s/ DAVID G. REMINGTON
                                          -------------------------------------
                                          David G. Remington
                                          Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Financial Officer)


Date: May 11, 1999