Form 10-Q
period 1999-06-30
ITRON INC /WA/
filed 1999-08-13
CIK 780571

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

                      For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

As  of  July  31,  1999,  there  were  outstanding   14,887,138  shares  of  the
registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

================================================================================

                          Part 1: Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                       Three months ended June 30,        Six months ended June 30,
=========================================================================================================================
                                                             1999            1998                 1999            1998
                                                    -------------- ----------------       --------------  ---------------
Revenues
      AMR systems                                         $29,054         $44,235             $ 59,973        $ 94,591
      Handheld systems                                     16,391          11,530               32,738          21,210
      Outsourcing                                           5,776           5,004               10,455           8,676
                                                    --------------  --------------       --------------  ---------------
      Total revenues                                       51,221          60,769              103,166         124,477
Cost of revenues
      AMR systems                                          18,997          30,656               38,668          65,424
      Handheld systems                                     10,000           5,991               19,140          11,116
      Outsourcing                                           5,023           4,154                8,856           7,174
                                                    --------------  --------------       --------------- ---------------

      Total costs of revenues                              34,020          40,801               66,664          83,714
                                                    --------------  --------------       --------------  ---------------

Gross profit                                               17,201          19,968               36,502          40,763

Operating expenses
    Sales and marketing                                     7,061           6,976               13,495          13,570
    Product development                                     6,953           8,997               13,555          17,920
    General and administrative                              3,362           3,287                6,387           6,304
    Amortization of intangibles                               490             588                  980           1,179
    Restructuring charges                                       -               -                1,121               -
                                                    --------------  --------------       --------------  ---------------
    Total operating expenses                               17,866          19,848               35,538          38,973
                                                    --------------  --------------       --------------  ---------------

Operating income (loss)                                      (665)            120                  964           1,790

Other income (expense)
    Equity in affiliates                                     (146)           (230)                (311)           (350)
    Interest, net                                          (1,443)         (1,636)              (3,298)         (2,933)
                                                    --------------  --------------       --------------  ---------------
    Total other income (expense)                           (1,589)         (1,866)              (3,609)         (3,283)

Income (loss) before extraordinary item and Income         (2,254)         (1,746)              (2,645)         (1,493)
    taxes
    Income tax (provision) benefit                            670             670                  830             570
                                                    --------------  --------------       --------------  ---------------

Net income (loss) before extraordinary item                (1,584)         (1,076)              (1,815)           (923)
    Extraordinary gain on extinguishment                        -               -                3,660               -
    of debt, net of income taxes of $1,970

                                                    --------------  --------------       --------------  ---------------
Net income (loss)                                         $(1,584)       $ (1,076)              $ 1,845         $ (923)
                                                    --------------  --------------       --------------  ---------------

Basic net income (loss) per share:
   Before extraordinary item                              $ (0.11)        $ (0.07)             $ (0.12)         $(0.06)
   Extraordinary item                                           -               -                 0.25               -
                                                    --------------  --------------       --------------  ---------------
   Basic net income (loss) per share                      $ (0.11)        $ (0.07)             $  0.12          $(0.06)

Diluted net income (loss) per share:
   Before extraordinary item                              $ (0.11)        $ (0.07)             $ (0.12)         $(0.06)
   Extraordinary item                                           -               -                 0.24               -
                                                    --------------  --------------       --------------  ---------------
   Diluted net income (loss) per share                    $ (0.11)        $ (0.07)             $  0.12          $(0.06)

The accompanying notes are an integral part of these financial statements.


                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                                   June 30,               December 31,
========================================================================================================================
                                                                                       1999                       1998
                                                                            ----------------           ----------------
  Assets
  Current assets
     Cash and cash equivalents                                                     $  2,888                   $  2,743
     Accounts receivable, net                                                        46,269                     62,253
     Current portion of long-term contracts receivable                               14,552                     13,498
     Inventories                                                                     20,328                     20,654
     Deferred income taxes, net                                                       5,803                      6,938
     Other                                                                            1,285                      2,306
                                                                           -----------------           ----------------
     Total current assets                                                            91,125                    108,392
                                                                           -----------------           ----------------

  Property, plant and equipment, net                                                 39,497                     42,390
  Equipment used in outsourcing, net                                                 53,939                     50,746
  Intangible assets, net                                                             16,627                     18,142
  Long-term contracts receivable                                                     27,228                     23,712
  Other                                                                               4,135                      4,373
                                                                           -----------------           ----------------

  Total assets                                                                    $ 232,551                  $ 247,755
                                                                           -----------------           ----------------

  Liabilities and shareholders' equity
  Current liabilities
     Short-term borrowings                                                         $  8,824                  $  14,000
     Accounts payable and accrued expenses                                           22,490                     25,263
     Wages and benefits payable                                                       7,019                      6,246
     Deferred revenue                                                                 5,030                      8,653
                                                                           -----------------           ----------------
     Total current liabilities                                                       43,363                     54,162
                                                                           -----------------           ----------------

  Convertible subordinated debt                                                      57,234                     63,400
  Mortgage notes payable                                                              6,162                      6,242
  Project financing                                                                   7,474                      7,722
  Warranty and other obligations                                                      1,100                      1,207
                                                                            -----------------           ----------------
     Total noncurrent liabilities                                                    71,970                     78,571
                                                                           -----------------           ----------------

  Shareholders' equity
     Common stock                                                                   106,783                    106,039
     Retained earnings                                                               11,935                     10,090
     Other                                                                           (1,500)                    (1,107)
                                                                           -----------------           ----------------
     Total shareholders' equity                                                     117,218                    115,022
                                                                           -----------------           ----------------

  Total liabilities and shareholders' equity                                      $ 232,551                  $ 247,755
                                                                           -----------------           ----------------




The accompanying notes are an integral part of these financial statements.



                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          Six months ended June 30,
====================================================================================================================================
                                                                                               1999                1998
                                                                                     ---------------     --------------

OPERATING ACTIVITIES
Net income (loss)                                                                           $ 1,845            $  (923)
Noncash charges (credits) to income:
     Depreciation and amortization                                                            9,347               9,292
     Deferred income tax provision (benefit)                                                   (841)               (513)
     Equity in affiliates, net                                                                  311                 350
     Extraordinary gain on extinguishment of debt                                            (3,660)                  -
Changes in operating accounts:
     Accounts receivable                                                                     15,960                 194
     Inventories                                                                                326               7,132
     Accounts payable and accrued expenses                                                   (3,152)             (4,339)
     Wages and benefits payable                                                                 773              (3,790)
     Long-term contracts receivable                                                          (4,570)             (5,810)
     Deferred revenue                                                                        (3,623)               (792)
     Other, net                                                                                 251              (1,089)
                                                                                      --------------      --------------
     Cash provided (used) by operating activities                                            12,967                (288)
                                                                                      --------------      --------------

INVESTING ACTIVITIES
Acquisition of property, plant  and equipment                                                (3,331)             (3,960)
Equipment used in outsourcing                                                                (4,751)             (6,419)
Other, net                                                                                      153              (1,264)
                                                                                      --------------      --------------
     Cash used by investing activities                                                       (7,929)            (11,643)
                                                                                      --------------      --------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                                         (5,176)              8,382
Project financing                                                                              (248)              5,547
Issuance of common stock                                                                        744               1,495
Purchase and retirement of common stock                                                           -              (1,203)
Other, net                                                                                     (213)                445
                                                                                      --------------      --------------
     Cash provided (used) by financing activities                                            (4,893)             14,666
                                                                                      --------------      --------------

Increase in cash and equivalents                                                                145               2,735

Cash and cash equivalents at beginning of period                                              2,743               3,023
                                                                                      --------------      --------------

Cash and cash equivalents at end of period                                                  $ 2,888             $ 5,758
                                                                                      --------------      --------------







The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month and six month periods ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999. The results of operations for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2: Earnings Per Share and Capital Structure

                                                               Three Months ended June 30,    Six Months ended June 30,
(in thousands)                                                       1999            1998            1999          1998
-------------------------------------------------------------- -----------   ------------     ------------    ----------
Weighted average shares outstanding                                14,807          14,686          14,782        14,658
Effect of dilutive securities:
  Stock options                                                         -               -             556             -
  Convertible debt                                                      -               -               -             -
                                                               -----------    ------------    ------------    ----------
Weighted average shares outstanding assuming conversion            14,807          14,686          15,338        14,658
                                                               -----------    ------------    ------------    ----------

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


                                                                                                Reserve
                                                  Cash/             Restructuring               Balance
(in thousands)                                    Non-Cash          Charge        Activity      06/30/99
================================================= ================ =============  ============= ===========
Severance and related charges                     Cash                 $  2,658      $  2,103        $ 555

Write-down of intangible assets                   Non-Cash                1,104         1,104            -

Consolidation of facilities                       Cash                    1,048             -        1,048

Other                                             Non-Cash                  241           241            -
                                                                   -------------  ------------  -----------

Total restructuring charge                                             $  5,051       $ 3,448       $1,603
                                                                   -------------  ------------  -----------

Note 4:  Balance Sheet Components

                                                                                     June 30,          December  31,
====================================================================================================================================
(Inventories, in thousands)                                                                1999                   1998
                                                                                    ------------          ------------
Material                                                                                $ 5,964                $12,498
Work in process                                                                           1,460                  2,339
Finished goods                                                                            9,663                  7,240
Field inventories awaiting installation                                                     663                    596
                                                                                    ------------           ------------
Total manufacturing inventories                                                          17,750                 22,673
Service inventories                                                                       2,578                  2,180
                                                                                    ------------           ------------
Total inventories                                                                       $20,328               $ 24,853
                                                                                    ------------           ------------

Note 5:  Segment Information

While the Company analyzes its operations in various ways, the chief executive officer primarily reviews the Company's manufacturing and sales operations on a domestic vs. international basis and reviews the Company's revenues and cost of sales by the major product lines of AMR systems, handheld systems and outsourcing. The Company has outsourcing agreements in which it both owns and operates AMR systems. These agreements require a large amount of capital investment, with related project and other debt, and long-term contract payments that are predominantly financing payments. Consequently outsourcing accounts are included in the Company's finance operations. Outsourcing contracts in which the Company operates, but does not own, AMR systems are included in the Company's normal manufacturing and sales operations. The chief executive officer reviews financing operations separately from manufacturing and sales operations because they are essentially different businesses with significantly different operating and leverage characteristics.

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

                                                                                          Six months ended June 30, 1999
=========================================================================================================================
                                                  Manufacturing and Sales
                                        -------------------------------------
(in thousands, except ratios)           Domestic    International    Total        Finance    Eliminated     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                              $58,903      $ 1,070     $59,973         $   -          $   -       $ 59,973
  Handheld systems                          26,161        6,577      32,738             -              -         32,738
  Outsourcing                                  656            -         656         9,799              -         10,455
  Intersegment revenues                        747           24         771             -           (771)             -
                                       ------------ ------------ -----------  ------------  -------------  -------------
  Total revenues                           $86,467      $ 7,671     $94,138       $ 9,799         $ (771)      $103,166

Segment income (loss) (1)(2)                 2,657       (3,933)     (1,276)        4,150            111          2,985

Segment assets                             170,180       10,232     180,412        96,060        (43,921)       232,551
Segment debt                                 6,854       20,658      27,512        77,324        (24,427)        80,409

Cash flows:
  Operating activities                     $18,723      $ (825)     $17,898     $ (4,931)           $  -       $ 12,967
  Investing activities (3)                  (3,190)        (73)      (3,263)      (4,666)              -         (7,929)
                                        ------------ ------------ -----------  ------------  -------------  -------------
  Net operating and investing              $15,533      $ (898)     $14,635     $ (9,597)           $  -        $ 5,038

EBITDA(4)                                  $ 9,346    $ (2,280)      $7,066       $ 8,564           $  -       $ 15,630
Segment debt/annual EBITDA(5)                 0.37           *         1.95          4.51              *           2.57



                                                                                            Six months ended June 30, 1998
==========================================================================================================================
                                                  Manufacturing and Sales
                                        -------------------------------------
(in thousands, except ratios)           Domestic    International     Total       Finance    Eliminated     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                              $90,344      $ 4,247      $94,591         $   -         $   -        $ 94,591
  Handheld systems                          15,936        5,274       21,210             -             -          21,210
  Outsourcing                                  139            -          139         8,537             -           8,676
  Intersegment revenues                      1,033          100        1,133             -        (1,133)              -
                                       ------------ ------------ ------------  ------------  -------------  -------------
  Total revenues                          $107,452      $ 9,621     $117,073       $ 8,537      $ (1,133)       $124,477

Segment income (loss) (2)                    1,755       (2,220)        (465)         (552)         (476)         (1,493)

Segment assets                             170,458       12,000      182,458        73,968       (12,709)        243,717
Segment debt                                 7,373       17,580       24,953        63,623             -          88,576

Cash flows:
  Operating activities                     $ 6,230     $ (1,570)     $ 4,660      $ (4,948)         $  -          $ (288)
  Investing activities (3)                  (5,015)        (226)      (5,241)       (6,402)            -         (11,643)
                                       ------------ ------------  ------------  ------------  -------------  -------------
  Net operating and investing              $ 1,215     $ (1,796)     $ ( 581)     $(11,350)         $  -       $ (11,931)

EBITDA (4)                                 $ 8,740      $ (808)      $ 7,932        $ 2,799         $  -        $ 10,731
Segment debt/annual EBITDA (5)                0.42           *          1.57          11.37            *            4.13


(1) Segment income (loss) for Finance includes $5.6 million pre-tax gain on debt extinguishment in 1999
(2) Itron does not allocate income taxes to its segments.
(3) Investing activities primarily consist of capital expenditures for each segment.
(4) EBITDA is calculated by adding net interest, depreciation and amortization expense to pre-tax income or loss after extraordinary item and is presented because the Company believes that it allows for a more complete analysis of the Company's results of operations. This information should not be considered as an indicator of the Company's overall financial performance. Additionally, EBITDA as reported herein may not be comparable to similarly titled measures reported by other companies.
(5) Total debt to annualized EBITDA is calculated by dividing total segment debt by the product of EBITDA multiplied by 2.

* Not meaningful.

Note 6:  Contingencies

The Company, together with its Chairman Johnny M. Humphreys, , is a defendant in a class action filed by certain former shareholders in federal court, alleging violations of the federal securities laws arising out of alleged misleading disclosures or omissions made by the Company regarding its business and technology. On June 3, 1999 the Company announced that it reached an agreement to settle this lawsuit by payment of $12 million to the plaintiff class, all of which will be covered by insurance proceeds. The settlement is subject to certain customary conditions, including notice to the potential class members and approval by the court. Neither the Company nor Mr. Humphreys have admitted any wrongdoings or liability and no wrongdoing or liability was found by the court.

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

The Company's AMR solutions primarily utilize radio and telephone technology to collect meter data and include Off-Site AMR, Mobile AMR and Network AMR technology reading options. Off-Site AMR utilizes a radio device fitted into an Itron handheld computer that collects data from meters equipped with the Company's radio meter modules. Mobile AMR uses a transceiver in a vehicle to collect data from meters equipped with the Company's radio meter modules as the vehicle passes by. The Company offers a number of Network AMR solutions that utilize radio, telephone, cellular or a combination of these technologies to collect and transmit meter information from a variety of fixed locations.

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

The Company currently derives substantially all of its revenues from sales of its products and services to utilities, however, the Company's business may increasingly consist of sales to other utility industry participants such as energy service providers, end user customers and others. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns, and delays of purchasing decisions. In recent years these delays have generally been a result of changes or potential changes to the federal and state regulatory frameworks within which the electric utility industry operates and mergers and acquisitions in the utility industry, many of which are also driven by deregulation.

RESULTS OF OPERATIONS

Revenues

Total Company revenues for the quarter and six months ended June 30, 1999 decreased $9.6 million and $21.3 million from the same periods in 1998. Both the quarter and the six month decreases were primarily due to the substantial completion of one large AMR systems contract in late 1998, which are described in greater detail below.

                                       Three months ended June 30,                 Six months ended June 30,
                                  --------------------------------------    ----------------------------------------
(in millions)                                    Increase                                  Increase
Revenues                             1999       (Decrease)       1998          1999       (Decrease)        1998
                                  --------------------------------------    ----------------------------------------
   AMR systems                          $29.0        (34%)        $44.3         $ 60.0          (37%)        $ 94.6
   Handheld systems                      16.4         42%          11.5           32.7           54%           21.2
   Outsourcing                            5.8         15%           5.0           10.5           21%            8.7
                                  ------------                 ---------    -----------                  -----------
   Total revenues                       $51.2        (16%)        $60.8         $103.2          (17%)        $124.5
                                  ============                 =========    ===========                  ===========

AMR systems revenues decreased $15.2 million and $34.6 million in the three and six-month periods ended June 30, 1999 from the same periods in 1998. There were three primary reasons for the decreases. First, a large portion of the decreases was due to meter module shipments in the 1998 periods to Virginia Power ("Virginia"). The Company's contract with Virginia required the installation of a fixed network covering approximately 460,000 meter modules in three separate geographic regions. The majority of the shipments and installation activities for this contract occurred during 1998. This was the most condensed fixed network installation that the Company had ever achieved. Because of the accelerated installation schedule, revenue in 1998 was much higher than in the current periods. Approximately 30% of the quarter and year-to-date AMR revenues in 1998 were from the Virginia contract. Second, the 1999 periods reflect a negotiated $4.2 million price concession from a contract amendment with Virginia for outage detection functionality that Virginia eliminated from the system requirements. The impact of this price concession is reflected in the quarter and year to date 1999 periods as a $4.2 million reduction in revenues, gross profit and operating income. Third, lower installation revenues in 1999 also contributed to the lower AMR revenue in the year. Installation revenues were higher in 1998 because the Company had several contracts for "turn-key" systems in which it was responsible for meter module installation. Average selling prices for meter modules increased somewhat during the 1999 periods, primarily reflecting a shift in mix from electric meter modules to gas and water meter modules.

Handheld systems revenues for the three and six months ended June 30, 1999 were significantly higher than the same three and six month periods in 1998. The large increases in handheld systems revenues were primarily due to a large number of customers upgrading and replacing systems for their Year 2000 requirements, along with sales of the Company's new portable network ("PN") card for handheld computers. The PN card is a lower cost, lighter weight, credit card sized radio device, which was introduced in late 1998.

Outsourcing revenues increased $800,000 for the quarter and $1.8 million for the six-month period in over the same periods in 1998. Outsourcing revenues continue to be driven primarily by the Company's contract with the Duquesne Light Company ("Duquesne"). The Company is currently in the operations phase of its contract with Duquesne, which will continue through 2013. The Company expects that total revenues in the second half of 1999 will be flat or slightly lower than revenues in the first half of the year.


Gross Margin

Overall gross margins for the three and six-month periods ended June 30, 1999 were slightly higher than the same periods in 1998. The percentages for 1999 and 1998 in the table below reflect gross margins as a percentage of corresponding revenues and the percentage point change from the prior year.

                                        Three months ended June 30,               Six months ended June 30,
                                   --------------------------------------  -----------------------------------------
                                                 Increase                                  Increase
Gross margin                         1999       (Decrease)       1998         1999        (Decrease)        1998
                                   --------------------------------------   ----------------------------------------
   AMR systems                           35%            4%           31%          36%            5%            31%
   Handheld systems                      39%           (9%)          48%          42%           (6%)           48%
   Outsourcing                           13%           (4%)          17%          15%           (2%)           17%
   Total gross margin                    34%            1%           33%          35%            3%            33%

AMR systems gross margins for the three and six months ended June 30, 1999 increased four and five percentage points respectively, over the comparable periods in 1998, despite the $4.2 million impact of the Virginia contract amendment. Without the revenue reduction in the second quarter of 1999, the Company would have had a gross margin of 39% for the quarter and 38% for the year-to-date period. The margin improvement for both the quarter and the six months reflects the absence of the lower margin contract with Virginia. Additional improvements in the margin for the three and six month periods in 1999 result from a shift in mix from electric to gas meter modules and a smaller proportion of installation activities, which tend to have lower margins, in 1999 than in 1998. The Company expects gross margins to continue to be higher in 1999 than in 1998, because of the absence of the low margin impact from the Virginia contract and a lower proportion of installation activities in 1999 compared to 1998. However, the Company expects more of an impact from manufacturing over-capacity in the second half of 1999 than it experienced in the first six months, due primarily to planned increases in manufacturing and finished goods inventory in the first half of 1999 related to meter module changes.

Handheld systems margins decreased by nine percentage points and six percentage points in the three and six months of 1999, respectively, from the 48% level in 1998. The lower margins in the current year were primarily due to lower service margins caused by new warranty periods associated with the new system upgrade sales (during which the Company does not receive service revenues) that the Company provides for customer upgrades.

Outsourcing margins of 13% and 15% of revenues in the quarter and year-to-date periods of 1999 are somewhat lower than the 17% margins in the comparable 1998 periods. The lower margin in both periods is a result of a greater proportion of total outsourcing revenues in the 1999 periods derived from the Company's contract with Duquesne. The gross margin on the Duquesne contract is low because it was the Company's first large sale Network AMR system.

Operating Expenses

Total operating expenses for the three months ended June 30, 1999 were approximately $2 million lower than the second quarter of 1998. Operating expenses for the six months ended June 30, 1999 were $3.5 million lower than the comparable six-month period in 1998, despite a $1.1 million restructuring charge in the first quarter of 1999. The restructuring charge was primarily for severance and other expenses related to the closure of the Company's Saratoga, California product development office. The development activities from this office are being consolidated into the Company's other product development locations. Without this restructuring charge, total year-to-date operating expenses were $4.6 million, or 12%, lower than the same period in 1998.

                                        Three months ended June 30,               Six months ended June 30,
                                   --------------------------------------  -----------------------------------------
(in millions)                                    Increase                                  Increase
Operating expenses                   1999       (Decrease)       1998         1999        (Decrease)        1998
                                   --------------------------------------   ----------------------------------------
   Sales and marketing                 $ 7.1             1%        $ 6.9        13.5          (1%)         $ 13.6
   Product development                   6.9           (23%)         9.0        13.5         (24%)           17.9
   General and administrative            3.4             2%          3.3         6.4           1%             6.3
   Amortization of intangibles           0.5           (17%)         0.6         1.0         (17%)            1.2
   Restructuring Charge                    -           100%            -         1.1         100%               -
                                   ----------                  ----------  -----------    ----------     -----------
   Total operating expenses            $17.9           (10%)       $19.8      $ 35.5          (9%)         $ 39.0
                                   ==========                  ==========   ==========                   ===========

Sales and marketing expenses for the three and six months ended June 30, 1999 were approximately level with the comparable periods in 1998. Product development expenses were significantly lower in the 1999 quarter and year to date periods compared to last year. The lower expenses are primarily the result of restructuring measures the Company began to implement in the third quarter of 1998 (see restructuring charge discussed below). General and administrative expenses in 1999 were substantially level with the 1998 periods. Amortization of intangibles decreased slightly in both the three and six months ended June 30, 1999 compared to 1998, yet remained at 1% of total revenues. Amortization expenses are lower in the current period because the Company wrote off certain intangible assets in the third quarter of 1998. The Company expects that operating expenses will be lower in 1999 compared to 1998 because of the restructuring measures. Although the Company has expensed all known restructuring charges as of June 30, 1999, additional charges may be incurred in conjunction with certain strategic planning activities the Company is considering.

In the third quarter of 1998 the Company announced, and began the implementation of, restructuring measures to reduce costs and improve operating efficiencies. These measures resulted in a $3.9 million restructuring charge in 1998 and an additional restructuring charge of $1.1 million in the first quarter of 1999. The restructuring measures involved a workforce reduction - (primarily in product development), the write-off of certain intangible assets due to a reduction in the scope of planned technology development, closure of some of the Company's facilities and discontinuation of a jointly owned entity. (See Note 3 of the accompanying financial statements.) The Company's comparatively high product development spending in the prior years expanded the number of models of meter modules produced, enhanced module functionality, and expanded network capabilities and products. Because the Company now has a broad product line including commercial and industrial ("C&I") products, Mobile AMR, handheld systems, telephone modules and electric, gas and water meter modules, product development spending has been scaled back to lower levels.

Interest and Other, Net

                                         Three months ended June 30,             Six months ended June 30,
                                     ------------------------------------- ---------------------------------------
(in millions)                                     Increase                               Increase
Other income (expense)                 1999      (Decrease)       1998        1999      (Decrease)         1998
                                     -------------------------------------  ---------------------------------------
   Equity in affiliates loss            $(0.2)         (37%)       $(0.2)     $ (0.3)         (11%)        $ (0.4)
   Net interest income (expense)         (1.4)         (12%)        (1.7)       (3.3)          12%           (2.9)
                                     ----------                 ----------  ----------                   ----------
   Total other income (expense)         $(1.6)         (15%)       $(1.9)     $ (3.6)          10%         $ (3.3)
                                     ==========                 ==========  ==========                  ===========

The Company had net interest expense of $ 1.4 million for the three months ended June 30, 1999, which is comparable to net interest expense in the same periods of 1998. Net interest expense of $3.3 million in the first half of 1999 was higher than the same period in 1998, primarily due to capitalized interest, which reduces net interest expense in 1998. The Company capitalized interest related to outsourcing installations of $260,000 in the first quarter of 1998. No interest was capitalized in the second quarter of 1998 or the 1999 periods.

Income Taxes

The Company had an income tax benefit of approximately 30% of pre-tax earnings from continuing operations for the six months ended June 30, 1999 compared to a benefit of 38% for the full year 1998. The lower comparative tax rate in 1999, is primarily caused by a concentration of state tax obligations and lower expected R&D tax credits. To the extent pre-tax earnings from continuing operations, or the components of those earnings, differ from the Company's current expectations, the effective tax rate for the year could change. When the Company has a lower level of consolidated earnings, it expects its tax rate will be significantly higher than the statutory rate, primarily due to the impact of the state and foreign taxes.


Extraordinary Item - Gain on Extinguishment of Debt

In March 1999 the Company completed its offer ("Exchange Offer") to exchange up to $15.8 million principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Exchange Notes"), for up to $22.0 million principal amount of its 6 3/4% Convertible Subordinated Notes due 2004 ("Original Notes"). The Exchange Offer was made on the basis of $720 principal amount of Exchange Notes for $1,000 principal amount of Original Notes. A total of $15.8 million aggregate principal amount of Exchange Notes was issued related to the transaction. The Company generated a pre-tax gain on extinguishment of debt, net of debt issuance expenses, of $5.6 million in the first quarter of 1999 related to the exchange. The after-tax effect of the gain on extinguishment was $3.7 million.

FINANCIAL CONDITION

                                        Three months ended June 30,                Six months ended June 30,
                                   --------------------------------------   -----------------------------------------
(in millions)                                    Increase                                   Increase
Cash flows information               1999       (Decrease)       1998           1999       (Decrease)        1998
                                   --------------------------------------    ----------------------------------------
   Operating activities                $ 6.9           (2%)        $ 6.8         $ 12.9              *       $ (0.6)
   Investing activities                 (4.5)         (33%)         (3.4)          (7.9)           30%        (11.4)
   Financing activities                 (1.4)        (319%)          0.6           (4.9)         (133%)        14.7
                                   ----------                   ---------    -----------                  -----------
   Net inc. (dec.) in cash             $ 1.0          (76%)        $ 4.0          $ 0.1           (95%)       $ 2.7
                                   ==========                  ==========    ===========                  ===========

o        not meaningful

Operating activities generated approximately the same amount of cash in the second quarter of 1999 as they did in the second quarter of 1998. For the first six months of 1999 the Company generated $12.90 million in cash compared to a usage of $600,000 in cash in the first six months of 1998. The $13.6 million improvement in cash flow was primarily driven by increased collections of accounts receivable and a reduction in the Company's unbilled receivables. Unbilled receivables were higher in the 1998 period because of a high level of turnkey installations, which typically have deferred billing terms. The 1998 period also included cash used for payment of 1997 performance incentives of approximately $4 million.

Investments totaled $4.5 million during the second quarter of 1999, up somewhat from the $3.4 million in the prior year's quarter due primarily to the acquisition of C&I meters for Duquesne. Investments were 30% lower in the first six months of 1999 compared to the same six months of 1998 because of a reduction in the amount of equipment needed for outsourcing installations and lower capital acquisitions for internal use.

Financing activities used $1.4 million and $4.9 million in the three and six months ended June 30, 1999 compared to generating $649,000 and $14.7 million during the same periods in 1998. Financing activities in the 1999 quarter primarily consisted of paying down the Company's bank line of credit. During 1998 the Company primarily generated cash from financing activities by borrowing against the bank line of credit and obtaining project financing for an outsourcing contract.

Existing sources of liquidity at June 30, 1999 include approximately $2.9 million of existing cash and cash equivalents and $20 million of available borrowings under the revolving credit facility. The Company expects to spend less in 1999 on equipment used for outsourcing installations than it did in 1998 because outsourcing installations on current contracts have been completed or are nearing completion. However, investments in equipment for outsourcing may increase in late 1999 and 2000 as the Company begins installation of a new outsourcing system for Southern California Edison. The Company expects to spend somewhat more on capital assets for internal use during 1999 than it did in 1998. The Company believes that existing cash, together with available borrowings and cash generated from operating activities, will be more than sufficient to fund operations, exclusive of any new large outsourcing arrangements, for the remainder of 1999 and into 2000. The Company intends to fund future outsourcing contracts with project financing to the extent possible.


RECENT FCC ACTIONS

The Company uses licensed multiple address system ("MAS") frequencies in the 928
- 959 MHz band to interrogate or "wake-up" some of its meter modules. (See "Description of Business - FCC Regulation" and "Certain Risk Factors - Availability and Regulation of Radio Spectrum" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.) On July 1, 1999 the Federal Communications Commission ("FCC") issued a Notice of Proposed Rule Making ("NPRM") that contains a clause stating that the FCC temporarily will not accept any new applications after July 3, 1999 for MAS frequencies in this band. The NPRM does not have an effect on existing licenses. Most utilities use MAS licenses for many purposes, including meter reading, mobile dispatch and supervisory control and distribution automation. In addition, other companies in the gas pipeline, railroad and petroleum industry use MAS licenses in the frequency band. Both utilities and these other businesses need to obtain new licenses to grow and broaden their business. The Company and many of these other companies are planning on filing an emergency petition with the FCC to seek relief from the moratorium on new license applications, and are aggressively lobbying the issue with appropriate Congressmen and Senators. One additional action the company is taking to minimize the impact of this moratorium on its business is to arrange for the sharing of existing licenses between customers. Although the Company believes that it will be successful in its efforts to seek relief from this NPRM, and that the matter will be favorably settled by year-end, there can be no assurance that it will be. As long as the NPRM is in effect the Company may experience delays in revenue from some customers, particularly smaller utilities and municipalities who do not currently hold or have availability to these licenses. Currently the Company estimates that approximately $5 million of revenue in the second half of 1999 could be impacted by this action.

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

Suppliers: The Company has received confirmation from all critical suppliers indicating their Year 2000 readiness. The majority of the critical suppliers are already Year 2000 compliant. Of those not yet fully in compliance, the vast majority indicated that they would reach full compliance by the end of July and a smaller number indicated that they would in October. The Company will pursue the issue with those suppliers who are not yet compliant to insure compliance within the time frames indicated.

Internally developed software and hardware for sale to customers: The Company has completed the process of identifying which of its products available for sale to customers were not Year 2000 compliant. The Company began the process of upgrading software and hardware in late 1997 and completed all major standard applications updates by December 1998. A small number of hardware and software platforms will not be upgraded and all customers affected were notified. Alternatives, including upgrading systems, were developed for them. Substantially all of the customers with maintenance contracts with the Company have had their systems upgraded.

Internal software and hardware systems: The Company upgraded its financial software including general ledger, manufacturing and sales order processing to be Year 2000 compliant during the second quarter of 1998 for domestic and Australian operations. The Company's United Kingdom operations and subsidiary in France were upgraded in the fourth quarter of 1998 and the second quarter of 1999, respectively. The Company also has a variety of other software and hardware, including personal computer software and software used in engineering functions, all of which are now Year 2000 compliant.

The Company believes that the reasonably most likely worst-case scenario it might confront with respect to Year 2000 issues has to do with the possible failure of third party systems over which the Company has no control. These systems may include, but are not limited to, power and telecommunications services. The Company has purchased several generators for its headquarters in Spokane to temporarily run critical systems such as computer systems, lights and telephones if needed. Some problems, however, may remain uncorrected, and could materially adversely affect the Company's business, financial condition and operating results. The Company may also experience reduced sales of its products as potential current customers reduce their budgets for meter-reading and data management solutions because of increased expenditures on their own Year 2000 compliance efforts. The Company does not anticipate that it will incur further significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Total costs for the Year 2000 issue are estimated to be approximately $1.5 million, of which approximately $1.3 million has been spent to date. However, as the compliance process is not yet complete, some uncertainty exists concerning total costs associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.


Certain Forward-Looking Statements
  When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in the utility regulatory environment, pending FCC regulations, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond the Company's control. For a more complete description of these and other risks, see "Recent FCC Actions" section in this document and "Certain Risk Factors" and "Description of Business - FCC Regulation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or
  undertaking   to  release   publicly   any   updates  or   revisions   to  any
  forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            Part 2: Other Information
Item 1:  Legal Proceedings

On May 29, 1997, Itron and its Chairman, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark G. Epstein (Epstein vs Itron, etal) on his own behalf and alleged to be on behalf of a class of all similarly situated, in the US District Court of Easter Washington (Civil Action) The complaint alleged, among other matters, that Itron and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of Itron's Fixed Network AMR system and regarding the suitability of Itron's encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint sought monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On March 10, 1999, the Court certified this action as a class action on behalf of all purchasers of Itron Common Stock between September 11, 1995 and October 22, 1996 except for the Defendants and persons or entities having a relationship with the Defendants.

On June 3, 1999 Itron, Inc. reached an agreement to settle the lawsuit by a payment to the plaintiff class of $12 million, all of which will be funded by insurance proceeds. The settlement is subject to certain customary conditions, including notice to the potential class members and approval by the court. Neither the Company, nor Johnny Humphreys, Itron's Chairman who was also named in the lawsuit, have admitted any wrongdoing or any liability and none has been found by the court.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 5, 1999. Three directors were elected for three year terms at the meeting, Ted C. DeMerritt, Jon E. Eliassen and Stuart Ed White. Johnny M. Humphreys, Mary Ann Peters, Michael B. Bracy, Graham M. Wilson and Paul A. Redmond continued their terms as Directors. The following summarizes all matters voted on at the meeting:

         Matter 1.  Election of Directors:
                  Nominee                                                In Favor                        Withheld
         --------------------------------------         --------------------------      --------------------------
                  Ted C. DeMerritt                                     12,421,301                         145,380
                  Jon E. Eliassen                                      12,422,364                         144,317
                  Stuart Edward White                                  12,416,773                         149,908


         Matter 2.  Amendment of the Company's 1996 Employee Stock Purchase Plan:
                                  For                Against           Abstain         Broker Non-Votes
         -------------------------------    -----------------  ----------------    ------------------------
                             11,555,746              943,312            67,623                 -


         Matter 3.  Ratify Deloitte & Touche LLP as Independent Auditors:
                                   For               Against           Abstain         Broker Non-Votes
         --------------------------------   -----------------  ----------------     ------------------------
                              12,506,568              40,907            19,206                 -

Item 6:  Exhibits and Reports on Form 8-K

a)      Exhibits

        Exhibit 10.17 - Employment Agreement between the Registrant and Michael J.Chesser dated May 17,1999

        Exhibit 27 - Financial Data Schedule

b)      Reports on Form 8-K

              A report on Form 8-K, dated June 30, 1999 was filed on July 1, 1999, pursuant to Item 5 of that form. The report related to an amendment to a contract with Virginia Power that resulted in a $4.2 million reduction in the price paid by Virginia for an AMR system.

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


Date:  August 13, 1999