Form 10-Q
period 1999-09-30
ITRON INC /WA/
filed 1999-11-15
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     As of October 31, 1999, there were outstanding 14,954,940 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                   Itron, Inc.
                                Table of Contents



                                                                        Page

Part 1: FINANCIAL INFORMATION
         Item 1: Financial Statement (Unaudited)
            Consolidated Statements of Operations                         1
            Consolidated Balance Sheet                                    2
            Consolidated Statement of Cash Flows                          3
            Notes to Consolidated Financial Statements
                  Note 1: Basis of Presentation                           4
                  Note 2: Earnings Per Share and Capital Structure        4
                  Note 3: Restructuring                                   5
                  Note 4: Balance Sheet Components                        5
                  Note 5: Segment Information                             6
                  Note 6: Contingencies                                   7

         Item 2: Management's Discussion and Analysis of Financial
         Condition And results of operations                           8-14

Part 2: Other Information

         Item 1: Legal Proceedings                                       15
         Item 6: Exhibits and Reports on Form 8-K                        15

Signature                                                                16

                          Part 1: Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                   Three Months ended September 30,      Nine Months ended September 30,
====================================================================================================================================
                                                             1999            1998                 1999            1998
                                                    ------------------------------       --------------  ---------------
Revenues
      AMR systems                                         $24,725         $35,511             $ 84,698        $130,102
      Handheld systems                                     18,690          12,016               51,428          33,226
      Outsourcing                                           5,118           7,312               15,573          15,988
                                                    --------------  --------------       --------------  ---------------
      Total revenues                                       48,533          54,839              151,699         179,316

Cost of revenues
      AMR systems                                          15,553          27,094               54,221          92,518
      Handheld systems                                     10,291           6,479               29,431          17,595
      Outsourcing                                           4,396           6,235               13,252          13,409
                                                    --------------  --------------      --------------  ---------------
      Total costs of revenues                              30,240          39,808               96,904         123,522
                                                    --------------  --------------       --------------  ---------------

Gross profit                                               18,293          15,031               54,795          55,794

Operating expenses
    Sales and marketing                                     7,005           6,641               20,500          20,211
    Product development                                     5,961           8,434               19,516          26,354
    General and administrative                              3,050           3,119                9,437           9,423
    Amortization of intangibles                               453             597                1,433           1,776
    Restructuring charges                                   8,828           3,247                9,949           3,247
                                                    --------------  --------------       --------------  ---------------
    Total operating expenses                               25,297          22,038               60,835          61,011
                                                    --------------  --------------       --------------  ---------------

Operating loss                                            (7,004)         (7,007)              (6,040)         (5,217)

Other expense
    Equity in affiliates                                    (102)           (874)                (413)         (1,224)
    Interest, net                                         (1,283)         (1,678)              (4,581)         (4,611)
                                                    --------------  --------------       --------------  ---------------
    Total other expense                                   (1,385)         (2,552)              (4,994)         (5,835)

Loss before extraordinary item and                        (8,389)         (9,559)             (11,034)        (11,052)
income taxes
    Income tax benefit                                      2,521           3,630                3,351           4,200
                                                    --------------  --------------       --------------  ---------------
Net loss before extraordinary item                        (5,868)         (5,929)              (7,683)         (6,852)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $1,970                               -               -                3,660               -
                                                    --------------  --------------       --------------  ---------------
Net loss                                                 $(5,868)       $ (5,929)            $ (4,023)       $ (6,852)
                                                    --------------  --------------       --------------  ---------------

Basic net loss per share:
   Before extraordinary item                             $ (0.39)        $ (0.40)             $ (0.52)         $(0.47)
   Extraordinary item                                           -               -                 0.25               -
                                                    --------------  --------------       --------------  ---------------
   Basic net loss per share                              $ (0.39)        $ (0.40)            $  (0.27)         $(0.47)

Diluted net loss per share:
   Before extraordinary item                             $ (0.39)        $ (0.40)             $ (0.52)         $(0.47)
   Extraordinary item                                                           -                 0.25               -
                                                    --------------  --------------       --------------  ---------------
   Diluted net loss per share                            $ (0.39)        $ (0.40)            $  (0.27)         $(0.47)

The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                              September 30,               December 31,
 =====================================================================================================================
                                                                                       1999                       1998
                                                                              -------------              -------------
  Assets
  Current assets
     Cash and cash equivalents                                                     $  2,835                   $  2,743
     Accounts receivable, net                                                        38,569                     62,253
     Current portion of long-term contracts receivable                               13,730                     13,498
     Inventories                                                                     19,133                     20,654
     Deferred income taxes, net                                                       8,323                      6,938
     Other                                                                            1,354                      2,306
                                                                           -----------------           ----------------
     Total current assets                                                            83,944                    108,392
                                                                           -----------------           ----------------

  Property, plant and equipment, net                                                 32,858                     42,390
  Equipment used in outsourcing, net                                                 54,686                     50,746
  Intangible assets, net                                                             15,898                     18,142
  Long-term contracts receivable                                                     29,919                     23,712
  Other                                                                               4,093                      4,373
                                                                           -----------------           ----------------

  Total assets                                                                    $ 221,398                  $ 247,755
                                                                           -----------------           ----------------

  Liabilities and shareholders' equity
  Current liabilities
     Short-term borrowings                                                       $       -                   $  14,000
     Accounts payable and accrued expenses                                           24,423                     25,263
     Wages and benefits payable                                                       9,175                      6,246
     Deferred revenue                                                                 4,142                      8,653
                                                                           -----------------           ----------------
     Total current liabilities                                                       37,740                     54,162
                                                                           -----------------           ----------------

  Convertible subordinated debt                                                      57,234                     63,400
  Mortgage notes payable                                                              6,142                      6,242
  Project financing                                                                   7,346                      7,722
  Warranty and other obligations                                                      1,063                      1,207
                                                                           -----------------           ----------------
     Total noncurrent liabilities                                                    71,785                     78,571
                                                                           -----------------           ----------------

  Shareholders' equity
     Common stock                                                                   107,246                    106,039
     Retained earnings                                                                6,067                     10,090
     Other                                                                          (1,440)                    (1,107)
                                                                           -----------------           ----------------
     Total shareholders' equity                                                     111,873                    115,022
                                                                           -----------------           ----------------

  Total liabilities and shareholders' equity                                      $ 231,398                  $ 247,755
                                                                           -----------------           ----------------




The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                         Nine months ended September 30,
====================================================================================================================================
                                                                                               1999                1998
                                                                                        ------------         -----------

OPERATING ACTIVITIES
Net loss                                                                                  $ (4,023)           $ (6,852)
Noncash charges (credits) to income:
     Depreciation and amortization                                                           13,929              15,150
     Deferred income tax provision (benefit)                                                (3,360)             (4,141)
     Equity in affiliates, net                                                                  413               1,224
     Extraordinary gain on extinguishment of debt                                           (3,660)                   -
     Loss on equipment disposal                                                               4,764                   -
Changes in operating accounts:
     Accounts receivable                                                                     23,660               9,646
     Inventories                                                                              1,521               8,580
     Accounts payable and accrued expenses                                                  (1,339)             (6,191)
     Wages and benefits payable                                                               2,929             (2,134)
     Long-term contracts receivable                                                         (6,439)            (11,500)
     Deferred revenue                                                                       (4,511)             (1,823)
     Other, net                                                                                 177             (1,435)
                                                                                      --------------      --------------
     Cash provided (used) by operating activities                                            24,061                 524
                                                                                      --------------      --------------

INVESTING ACTIVITIES
Acquisition of property, plant  and equipment                                               (4,558)             (5,202)
Equipment used in outsourcing                                                               (6,363)             (9,296)
Other, net                                                                                      326               (784)
                                                                                      --------------      --------------
     Cash used by investing activities                                                     (10,595)            (15,282)
                                                                                      --------------      --------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                                       (14,000)              10,030
Project financing                                                                             (376)               5,429
Issuance of common stock                                                                      1,207               1,979
Purchase and retirement of common stock                                                           -             (1,554)
Other, net                                                                                    (205)                 236
                                                                                      --------------      --------------
     Cash provided (used) by financing activities                                          (13,374)              16,120
                                                                                      --------------      --------------

Increase in cash and equivalents                                                                 92               1,362

Cash and cash equivalents at beginning of period                                              2,743               3,023
                                                                                      --------------      --------------

Cash and cash equivalents at end of period                                                  $ 2,835             $ 4,385
                                                                                      --------------      --------------







The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month and nine month periods ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2: Earnings Per Share and Capital Structure

                                                                    Three months                     Nine months
                                                                  ended September 30,            ended September 30,
(in thousands)                                                   1999           1998             1999           1998
---------------------------------------------------------- --------------------------     ---------------------------
Weighted average shares outstanding                            14,885         14,663           14,817         14,660
Effect of dilutive securities:
  Stock options                                                     -              -                -              -
  Convertible debt                                                  -              -                -              -
                                                           -----------    -----------     ------------     ----------
Weighted average shares outstanding assuming conversion
                                                               14,885         14,663           14,817         14,660
                                                           -----------    -----------     ------------     ----------

Options to purchase common stock have been granted at fair market value to directors, employees and other key personnel. These options will dilute the ownership of our stock if they are exercised. The dilutive effect of these options is included for purposes of calculating dilutive earnings per share ("EPS") using the "treasury stock" method. We also have subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method.

Note 3: Restructuring

1998

In   connection   with  our  desire  to  reduce  costs  and  improve   operating
efficiencies, we recorded restructuring charges of $3.9 million in 1998. Restructuring measures primarily involved a workforce reduction, the write-off of certain of our intangible assets and the closure and consolidation of facilities (for more information see "Restructuring Measures" in the accompanying Management's Discussion and Analysis). 1998 restructuring charges as of September 30, 1999 are as follows:

                                                                                                                Reserve
                                                  Cash/               Restructuring                             Balance
(in thousands)                                    Non-Cash                  Charges        Activity             9/30/99
================================================= =================== =============     ===========      ==============
Severance and related charges                     Cash                     $  1,920        $  1,920         $       -
Intangible asset impairment                       Non-Cash                    1,104           1,104                 -
Consolidation of facilities                       Cash                          665             133                532
Other                                             Non-Cash                      241             241                 -
                                                                       -------------    -------------    --------------
Total restructuring charges                                                $  3,930        $  3,398        $       532
                                                                       -------------    -------------    --------------


1999

In our ongoing efforts to improve efficiencies and reduce costs we recorded restructuring charges of $9.9 million during the first nine months of 1999. The majority of the charges are for the disposal of equipment related to the consolidation of our high volume manufacturing activities. 1999 restructuring charges as of September 30, 1999 are as follows:

                                                                                                                Reserve
                                                  Cash/               Restructuring                             Balance
(in thousands)                                    Non-Cash                  Charges        Activity             9/30/99
================================================= =================== =============     ===========      ==============
Severance and related charges                     Cash                     $  2,314         $   386            $  1,928
Asset impairment                                  Non-Cash                    4,764              74               4,690
Consolidation of facilities                       Cash                        2,871              97               2,774
                                                                       -------------    -------------    --------------
Total restructuring charges                                                $  9,949         $   557            $  9,392
                                                                       -------------    -------------    --------------



Note 4:  Balance Sheet Components
                                                                                   September 30,          December 31,
====================================================================================================================================
(Inventories, in thousands)                                                                1999                   1998
----------------------------------------------------------------------------------- ------------ --------- ------------
Material                                                                                $ 6,338                  9,041
Work in process                                                                           1,220                  1,599
Finished goods                                                                            9,474                  6,947
Field inventories awaiting installation                                                     104                      -
                                                                                    ------------           ------------
Total manufacturing inventories                                                          17,136                 17,587
Service inventories                                                                       1,997                  3,067
                                                                                    ------------           ------------
Total inventories                                                                       $19,133               $ 20,654
                                                                                    ------------           ------------


Note 5:  Segment Information

Our chief executive officer and senior management analyze our operations in various ways. However, they primarily review our manufacturing and sales operations on a domestic vs. international basis and our revenues and cost of sales by the major product lines of AMR systems, handheld systems and outsourcing. We have outsourcing agreements in which we both own and operate AMR systems. These agreements require a large amount of capital investment, with related project and other debt, and long-term contract payments that are predominantly financing payments. Consequently outsourcing accounts are included in our finance operations. Outsourcing contracts in which we operate and maintain, but do not own, AMR systems are included as manufacturing and sales operations under outsourcing. Our chief executive officer and senior management review financing operations separately from manufacturing and sales operations because they are essentially different businesses with significantly different operating and debt leverage characteristics.

Segment debt and interest expense related to our finance and international operations includes both direct and allocated debt and interest expense. Segment debt and related interest expense are allocated based on each segment's funding requirements for capital or operations. Intersegment revenues include shipments to our various subsidiaries and are eliminated in consolidation. EBITDA includes earnings for each segment before interest, taxes, depreciation and amortization and is used to allow a comparison of each segment's operating results. Segment Debt/EBITDA is a ratio that is used to compare segment leverage ratios to comparable industry ratios. We do not allocate income taxes to our operating segments.


                                                                                    Nine months ended September 30, 1999
=========================================================================================================================
                                                Manufacturing and Sales
                                        -------------------------------------
(in thousands, except ratios)           Domestic    International     Total      Finance     Eliminated     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                             $ 83,263      $ 1,435     $84,698         $   -          $   -       $ 84,698
  Handheld systems                          39,581       11,847      51,428             -              -         51,428
  Outsourcing                                1,009            -       1,009        14,564              -         15,573
  Intersegment revenues                      1,033          160       1,193             -        (1,193)              -
                                        ------------ ------------ -----------  ------------  -------------  -------------
  Total revenues                         $ 124,886      $13,442    $138,328      $ 14,564       $(1,193)       $151,699

Segment income (loss) (1)                    5,335      (4,337)         998       (2,196)            113        (1,085)
Segment income (loss) (2)                  (4,515)      (4,436)     (8,951)         3,434            113        (5,404)

Segment assets                             169,021        9,762     178,783        98,671       (56,056)        221,398
Segment debt                                 6,815       20,668      27,483        79,479       (35,391)         71,571

Cash flows:
  Operating activities                     $30,318      $ (847)     $29,471     $ (5,410)           $  -       $ 24,061
  Investing activities (3)                 (4,150)        (171)     (4,321)       (6,274)              -       (10,595)
                                       ------------ ------------ -----------  ------------  -------------  -------------
  Net operating and investing              $26,168  $  (1,018)      $25,150    $ (11,684)           $  -       $ 13,466

EBITDA (4)                                 $ 5,106    $ (2,105)      $3,001      $ 10,105           $  -       $ 13,106
Segment debt/annual EBITDA(5)                 1.00        *            6.87          5.90          *               4.10



                                                                                     Nine months ended September 30, 1998
====================================================================================================================================
                                                 Manufacturing and Sales
                                        -------------------------------------
(in thousands, except ratios)           Domestic    International      Total       Finance    Eliminated     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                           $123,729        $ 6,373     $130,102         $   -          $   -       $130,102
  Handheld systems                        25,595          7,631       33,226             -              -         33,226
  Outsourcing                                307              -          307        15,681              -         15,988
  Intersegment revenues                    3,131            100        3,231             -        (3,231)              -
                                       ------------ ------------ ------------  ------------  -------------  -------------
  Total revenues                         $152,762       $14,104     $166,866       $15,681      $ (3,231)       $179,316

Segment income (loss) (1)                 (2,046)       (3,690)      (5,736)         (598)          (971)        (7,305)
Segment income (loss) (2)                 (5,197)       (4,286)      (9,483)         (598)          (971)       (11,052)

Segment assets                             166,886       11,005      177,891        81,855        (19,194)       240,552
Segment debt                                 6,281       18,660       24,941        69,462         (4,391)        90,012

Cash flows:
  Operating activities                    $ 13,124    $ (2,682)      $10,442     $ (9,918)          $   -         $  524
  Investing activities (3)                 (5,269)        (615)      (5,884)       (9,398)              -       (15,282)
                                       ------------ ------------ ------------  ------------  -------------  -------------
  Net operating and investing              $ 7,855    $ (3,297)      $ 4,557     $(19,316)          $   -     $ (14,758)

EBITDA (4)                                 $ 5,588  $  (1,372)       $ 4,216       $ 4,493          $   -        $ 8,709
Segment debt/annual EBITDA (5)                0.84       *              4.44         11.60         *                7.75

(1) Segment income (loss) is equal to income before restructuring charges and extraordinary item.
(2) Segment income (loss) is equal to income before extraordinary item, plus extraordinary gain on extinguishement of $5.6 million in 1999. Itron does not allocate income taxes to its segments.
(3) Investing activities primarily consist of capital expenditures for each segment.
(4) EBITDA is calculated by adding net interest, depreciation and amortization expense to pre-tax income or loss after extraordinary item and is presented because the Company believes that it allows for a more complete analysis of the Company's results of operations. This information should not be considered as an indicator of the Company's overall financial performance. Additionally, EBITDA as reported herein may not be comparable to similarly titled measures reported by other companies.
(5) Total debt to annualized EBITDA is calculated by dividing total segment debt by the product of EBITDA divided by 3 and multiplied by 4.
 *  Not meaningful.

Note 6:  Contingencies

We, together with our Chairman Johnny M. Humphreys, are a defendant in a class action filed by certain former shareholders in federal court, alleging violations of the federal securities laws arising out of alleged misleading disclosures or omissions made by us regarding our business and technology. On June 3, 1999 we announced that we had reached an agreement to settle this lawsuit by payment of $12 million to the plaintiff class, all of which will be covered by insurance proceeds. The settlement is subject to certain customary conditions, including notice to the potential class members and approval by the court. Neither we nor Mr. Humphreys have admitted any wrongdoings or liability and no wrongdoing or liability was found by the court.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are a leading global provider of integrated systems solutions for collecting, communicating, analyzing, and managing information about energy and water usage. We design, develop, manufacture, market, install and service hardware, software and integrated systems that enable customers to obtain, analyze and use meter data. Our major product lines include Automatic Meter Reading ("AMR") systems and Electronic Meter Reading ("EMR") or Handheld systems. We sell our products and provide outsourcing services.

Our AMR solutions primarily utilize radio and telephone technology to collect meter data and include Off-Site AMR, Mobile AMR and Network AMR technology reading options. Off-Site AMR utilizes a radio device fitted into an Itron handheld computer that collects data from meters equipped with our radio meter modules. Mobile AMR uses a transceiver in a vehicle to collect data from meters equipped with our radio meter modules as the vehicle passes by. We offer a number of Network AMR solutions that utilize radio, telephone, cellular or a combination of these technologies to collect and transmit meter information from a variety of fixed locations.

Our EMR systems product line includes the sale and service of ruggedized handheld computers and supporting products that are used to record visually obtained meter data.

Outsourcing services typically involve the installation, operation and/or maintenance of meter reading systems to provide meter information for billing and management purposes. Outsourcing contracts usually cover long timeframes and typically involve contracts in which either a customer owns the system and we provide meter information for a specified fee, or we both own and operate the system.

We currently derive the majority of our revenues from sales of products and services to utilities, however, our business may increasingly consist of sales to other utility industry participants such as energy service providers, end user customers and others. We have experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. In recent years these delays have generally been a result of changes or potential changes to the federal and state regulatory frameworks within which the electric utility industry operates and mergers and acquisitions in the utility industry, many of which are also driven by deregulation.


RESULTS OF OPERATIONS

Revenues

                                     Three months ended September 30,             Nine months ended September 30,
                                  ----------------------------------------    ---------------------------------------
(in millions)                                       Increase                                    Increase
Revenues                                1999       (Decrease)        1998           1999       (Decrease)         1998
                                  ----------------------------------------    ----------------------------------------
   AMR systems                          $24.7        (30%)          $35.5         $ 84.7          (35%)         $130.1
   Handheld systems                      18.7          56%           12.0           51.4            55%           33.2
   Outsourcing                            5.1        (30%)            7.3           15.6           (3%)           16.0
                                  ------------                 -----------    -----------                  -----------
   Total revenues                       $48.5        (11%)          $54.8         $151.7          (15%)         $179.3
                                  ============                 ===========    ===========                  ===========

AMR systems revenues for both the quarter and year to date periods in 1999 were much lower than the comparable periods in 1998 primarily due to the completion of a large contract that we had in 1998 with Virginia Power ("Virginia"). This large contract accounted for approximately 27% of AMR systems revenues in each of the 1998 periods. We shipped less radio meter modules in 1999 than the comparable periods in 1998, yet average selling prices for the modules were slightly higher in 1999. Decreased installation activities in the current year also contributed to lower AMR systems revenues. We had several large "turn-key" contracts in 1998, the majority of which were completed by the end of 1998 or early 1999. "Turn-key" contracts involve the installation of AMR systems so that they are ready for use upon acceptance by the customer. We expect that AMR systems revenues in the fourth quarter will be comparable to the revenue we had in the current quarter, and believe that our current AMR revenues are being negatively impacted by the recent Federal Communications Commission ("FCC") decision to stop accepting new applications for MAS frequencies in the 928/952/956/959 MHz band. We expect that AMR revenues will continue to be impacted until we have resolution on this issue, which we believe will occur in the near term. For more information see "Recent FCC Actions" below in this Management's Discussion and Analysis.

Handheld systems revenues for both the three and nine months ended September 30, 1999 were significantly higher than in the comparable periods in 1998. The large increases in handheld systems revenues were due to a combination of: international shipments of a recently released handheld computer; a large number of customers upgrading and replacing systems for Year 2000 requirements; and sales of a portable network card for handheld computers, which we introduced in late 1998.

We have four outsourcing contracts, three for situations in which we own and operate the AMR systems, and one in which we merely operate the system. Outsourcing revenues decreased considerably as a percentage in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the timing of installation activities for our Duquesne contract. However, on a year to date basis, outsourcing revenues in the nine months ended September 30, 1999 are comparable to the same period in 1998. A small amount of third quarter revenues reflect initial revenue from our new outsourcing contract with Southern California Edison ("SCE"). Outsourcing revenues continue to consist principally of revenues from our contract with the Duquesne Light Company ("Duquesne"). We are currently in the operations phase of our contract with Duquesne, which will continue through 2013.

Gross Margin

Total gross margin in 1999 was significantly higher than the levels we experienced in 1998. The following table shows gross margin as a percentage of corresponding revenue.

                                       Three months ended September 30,           Nine months ended September 30,
                                   ----------------------------------------   ----------------------------------------
                                                 Increase                                    Increase
Gross margin                         1999       (Decrease)        1998           1999       (Decrease)        1998
                                   ----------------------------------------   ----------------------------------------
   AMR systems                           37%            13%            24%           36%             7%           29%
   Handheld systems                      45%           (1%)            46%           43%           (4%)           47%
   Outsourcing                           14%           (1%)            15%           15%           (1%)           16%
   Total gross margin                    38%            11%            27%           36%             5%           31%

AMR systems gross margins increased substantially in both the quarter and year to date periods ended September 30, 1999 over the comparable periods in 1998. AMR systems margins were much lower last year because we had an abnormally low margin on our contract with Virginia. Additional improvements in the margin for the three and nine month periods in 1999 result from a shift in mix from electric to gas and water meter modules, a smaller proportion of installation activities in 1999 and a higher proportion of commercial and industrial software revenues.

Handheld systems margins in the third quarter of 1999 were comparable to the third quarter of 1998. For the nine months ended September 30, 1999 handheld systems margins were somewhat lower, primarily due to decreased service margins. The lower service margins were caused by new warranty periods associated with system upgrade sales (during which we do not receive service revenues) that we provide for customer upgrades.

Outsourcing margins in the quarter and year to date periods of 1999 were comparable to the 1998 periods. As mentioned above, the largest of our outsourcing contracts is with Duquesne, which has an unusually low margin primarily because it was our first large scale Network AMR system. Although the three other outsourcing contracts have substantially higher margins than the Duquesne contract, they are a significantly lower proportion of total outsourcing revenues and consequently do not have as much of a margin impact.

Operating Expenses

Operating expenses for the quarter and year to date periods in 1998 and 1999 include restructuring charges. However, the restructuring charges in 1999 were substantially higher than the 1998 charges. Excluding restructuring charges in all periods, operating expenses in 1999 would have been lower than last year by $2.3 million and $6.9 million for the quarter and year to date periods, respectively.

                                       Three months ended September 30,           Nine months ended September 30,
                                  ----------------------------------------  -----------------------------------------
(in millions)                                    Increase                                   Increase
Operating expenses                   1999       (Decrease)        1998         1999        (Decrease)        1998
                                   ---------------------------------------   ----------------------------------------
   Sales and marketing                 $ 7.0             5%         $ 6.7       $ 20.5             1%         $ 20.2
   Product development                   6.0          (29%)           8.4         19.5          (26%)           26.4
   General and administrative            3.0           (2%)           3.1          9.5             0%            9.4
   Amortization of intangibles           0.5          (24%)           0.6          1.4          (19%)            1.8
   Restructuring charge                  8.8           172%           3.2          9.9           206%            3.2
                                   ----------                   ----------   ----------                   -----------
   Total operating expenses            $25.3          (15%)         $22.0       $ 60.8           (0%)         $ 61.0
                                   ==========                   ==========   ==========                   ===========

Our  sales  and  marketing   expenses  include  employees  who  perform  project
management and installation services for customers. To the extent these employees are working on specific customer projects, their expenses are classified as cost of sales. Because less project management and other installation related activities were chargeable to contracts in 1999, sales and marketing expenses were higher in the current year than they were in 1998. Current year product development expenses were significantly lower than in the previous year because of restructuring measures we began to implement in the third quarter of 1998 (see "Restructuring Measures" discussed below). General and administrative expenses in 1999 were comparable to last year. Year to date amortization of intangibles expenses decreased slightly in 1999 compared to 1998, yet remained at 1% of total revenues.
Restructuring Measures

1998
In the third quarter of 1998 we announced, and began the implementation of, restructuring measures to reduce costs and improve operating efficiencies resulting in a $3.7 million charge in the third quarter of 1998, $500,000 of which was reflected in equity in affiliates. In the fourth quarter of 1998 we identified additional savings opportunities, which resulted in an additional restructuring charge of $700,000. The 1998 restructuring measures involved the elimination and/or consolidation of approximately 150 positions - primarily in product development, consolidation of our Minnesota product development activities, the write-off of certain of our intangible assets due to a reduction in the scope of planned technology development and discontinuation of a jointly-owned entity. Because of the restructuring measures taken in 1998, we have significantly reduced our operating expenses in the first nine months of 1999, particularly in product development, which were 26% lower than the same period in the previous year.

1999
In the first quarter of 1999 we announced the closure of our product development facility in Saratoga, California and a reduction in force in the United Kingdom, which resulted in a restructuring charge of $1.1 million. In association with the hiring of our new CEO in June 1999, we have embarked on an overall strategic initiative program focused on improving profitability and enhancing growth opportunities in our core business. During the third quarter of 1999 we announced that we will be consolidating all of our high volume meter module manufacturing operations in Spokane and Boise to our facility in Waseca, Minnesota, and that we will close our Boise location and transition any remaining activities to our other locations. In conjunction with these and other facility related moves, we recorded restructuring charges of $8.8 million in the current quarter. More than half of this charge is for the impairment of excess manufacturing and other equipment involved in the consolidations. Severance, rent expense and other charges represent the remainder of the expense. (For more detail see Note 3 of the accompanying financial statements.) We expect these restructuring measures will save approximately $5 - $6 million annually beginning in 2000.

Subsequent Events
We are taking some steps to substantially reposition our activities in Europe. We will be reducing the scope and spending level of product development activities to correspond with near term revenues. We will also be shifting away from directly selling our EMR and OMR products to predominantly selling them through distributors in continental Europe. This repositioning of our European operations will be implemented over the next six months with an estimated annual savings of approximately $3 million beginning in 2000. We will incur a restructuring charge related to this European repositioning in the fourth quarter of 1999; however, the amount of the charge has not yet been determined. We are in the process of finalizing plans for additional restructuring actions and expect to complete the majority of them by the end of 1999.

Additionally, we are in the process of reevaluating our revenue and cost assumptions related to our long-term contract with Duquesne, which may result in a change to our reported margin. As part of this reevaluation we could have an adjustment in the fourth quarter of 1999 that would negatively impact revenues and margins. We have not yet determined the amount of the adjustment, if any.

Interest and Other, Net

                                         Three months ended September 30,        Nine months ended September 30,
                                    --------------------------------------- ---------------------------------------
(in millions)                                       Increase                                Increase
Other income (expense)                   1999      (Decrease)        1998        1999      (Decrease)         1998
                                     --------------------------------------  ---------------------------------------
   Equity in affliates loss             $(0.1)         (88%)        $(0.9)     $ (0.4)         (66%)        $ (1.2)
   Net interest income (expense)         (1.3)         (24%)         (1.7)       (4.6)          (1%)          (4.6)
                                      ----------                 ----------   ----------                  -----------
   Total other income (expense)         $(1.4)         (46%)        $(2.6)     $ (5.0)         (14%)        $ (5.8)
                                      ==========                 ===========  ==========                  ===========

Gross interest expense was lower in 1999 than 1998 by $400,000 for the quarter and $300,000 year to date. Interest expense was lower in 1999 because we had less borrowings under our line of credit and a reduced amount of subordinated debt. Additionally, we capitalized $260,000 of interest related to outsourcing installations in the first quarter of 1998. No interest was capitalized in subsequent quarters of 1998 or in any 1999 period. We had much lower losses from our investments in affiliates in 1999 than we did in 1998 primarily because we discontinued a jointly owned entity in the third quarter of 1998. This entity had accounted for the majority of the equity in affiliates losses.

Income Taxes

We had an income tax benefit of approximately 30% of pre-tax losses from continuing operations for the nine months ended September 30, 1999 compared to a benefit of 38% for the full year 1998. The lower comparative tax benefit in 1999 is primarily caused by a proportionally more of state tax obligations and lower expected R&D tax credits. To the extent pre-tax losses from continuing operations, or the components of those losses, differ from expectations, the effective tax rate for the year could change. When we have a lower level of consolidated earnings, our tax rate can be significantly higher than the statutory rate, primarily due to impact of state and foreign taxes.

Extraordinary Item - Gain on Extinguishment of Debt

In March 1999 we completed our offer ("Exchange Offer") to exchange up to $15.8 million principal amount of our 6 3/4% Convertible Subordinated Notes due 2004 ("Exchange Notes"), for up to $22.0 million principal amount of our 6 3/4% Convertible Subordinated Notes due 2004 ("Original Notes"). The Exchange Offer was made on the basis of $720 principal amount of Exchange Notes for $1,000 principal amount of Original Notes. A total of $15.8 million aggregate principal amount of Exchange Notes were issued related to the transaction. We generated a pre-tax gain on extinguishment of debt, net of debt issuance expenses, of $5.6 million in the first quarter of 1999 related to the exchange. The after-tax effect of the gain on extinguishment was $3.7 million.

FINANCIAL CONDITION

                                         Three months ended September 30,         Nine months ended September 30,
                                   ---------------------------------------    ----------------------------------------
(in millions)                                      Increase                                     Increase
Cash flows information                 1999        (Decrease)        1998          1999        (Decrease)        1998
                                   ---------------------------------------    ----------------------------------------
   Operating activities               $ 11.1           831%         $ 1.2         $ 24.1          4492%         $ 0.5
   Investing activities                (2.7)          (34%)         (4.0)         (10.6)          (31%)        (15.3)
   Financing activities                (8.5)         (683%)           1.4         (13.4)         (183%)          16.1
                                   ----------                   ----------    -----------                   ----------
   Net inc. (dec.) in cash            $(0.1)          (96%)        $(1.4)          $ 0.1          (93%)         $ 1.3
                                   ==========                   ==========    ===========                   ==========

We generated substantially more cash from operating activities in 1999 than we did in 1998, having generated $23.6 million more in cash from operations in the first nine months of 1999 than we did in the same nine months of 1998. This significant improvement was primarily caused by three factors. First, we generated approximately $3.9 million more income from operations (excluding manufacturing asset disposal costs and gain on extinguishment of debt) in 1999 that we did in 1998. Second, we collected $14.0 million more of accounts receivable in the current year that we did last year. The large increase in collections was primarily due to the completion of a number of projects and subsequent collection of the accounts related to those projects. Third, we spent $5.1 million less in net operating cash on our outsourcing contracts in 1999 than we did in 1998. We expect that we will continue to generate cash from operations, however, the changes from previous periods are not expected to be as significant as they have been so far this year.

Investments were 31% lower in the first nine months of 1999 compared to the same nine months of 1998 primarily because of a slowing of equipment needed for outsourcing installations. We have substantially completed installing equipment for our Duquesne contract and are now in the operations phase, which is driving the lower level of investment. We believe that investments will be lower in the last quarter of 1999 compared to 1998; however, they may increase somewhat from the level experienced in the third quarter of 1999 because we are beginning the installation of new outsourcing contract with SCE.

Financing activities used $8.5 million and $13.4 million in the three and nine months ended September 30, 1999 compared to generating $1.4 million and $16.1 million during the same periods in 1998. Financing activities in 1999 substantially consisted of paying down our bank line of credit. At September 30, 1999 we did not have any amounts outstanding under our bank line of credit. During 1998 we generated cash from financing activities by borrowing against the bank line of credit and obtaining project financing for an outsourcing contract.

During the third quarter of 1999 we extended our current line of credit with two banks through January 31, 2000. Existing sources of liquidity at September 30, 1999 include approximately $2.8 million of existing cash and cash equivalents as well as available borrowings under our $35 million revolving credit facility. Borrowings under the facility are based on accounts receivable and inventory levels. Although we believe that we will be able to renew or replace our line of credit on similar terms, we can not assure you that we will be able to do so. We anticipate that our existing cash, together with available borrowings and cash generated from operating activities, will be more than sufficient to fund operations, exclusive of any large outsourcing arrangements, for the remainder of 1999 and into 2000. We plan to fund the majority of future outsourcing contracts with project financing.

RECENT FCC ACTIONS

We use licensed multiple address system ("MAS") frequencies in the 928/952/956/959 MHz band to interrogate or "wake-up" some of our meter modules. (See "Description of Business - FCC Regulation" and "Certain Risk Factors - Availability and Regulation of Radio Spectrum" in our Annual Report on Form 10-K for the year ended December 31, 1998.) On July 1, 1999 the ("FCC") issued a Further Notice of Proposed Rule Making ("FNPRM") that contains a clause stating that the FCC temporarily will not accept any new applications after July 1, 1999 for MAS frequencies in this band. The FNPRM does not have an effect on existing license holders. Many utilities have MAS licenses that they use for a multitude of purposes including meter reading, mobile dispatch and supervisory control and distribution automation. Other companies in the gas pipeline, railroad and petroleum industry use these bands as well. We have filed an emergency petition with the FCC to seek relief from the moratorium on new license applications. In addition we are bringing the impact of this issue to the attention of our congressional delegations in both Washington and Minnesota. We have joined with a broad group including industry organizations such as Utility Telecom Council , American Water Works Association, American Gas Association and Edison Electric Institute to bring this matter to members of Congress and the Senate to seek immediate termination of the FCC's order. Although we believe that we will be successful in obtaining resolution of this issue in the reasonably near term, there can be no assurance that we will be. As long as the FNPRM is in effect we will be unable to sell radio based AMR systems to some customers, particularly smaller utilities and municipalities who do not currently hold or have use rights to these licenses.

YEAR 2000 COMPLIANCE

In general, the "Year 2000 problem" concerns software programs that contain only a two-digit year value (99 to 00) rather than a four-digit year value (1999 to
2000) to  indicate a change  from 1999 to 2000.  The issue is  whether  computer systems and non-information technology systems, such as embedded micro-controllers, will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We instituted a Year 2000 program in 1997 to identify potential risks and to develop solutions to mitigate those risks. We believe that we will be successful in implementing the identified solutions in a timely manner in order to mitigate potential Year 2000 problems.

We have potential  risks related to the Year 2000 problem in three areas:
1) suppliers;  2) internally  developed  software and hardware we sell; and
3) internal software and hardware systems. The following discussion addresses each of these potential risk areas.

Suppliers: We have received confirmation that all of our critical suppliers are Year 2000 compliant. Additionally, to mitigate the risk of any supply interruptions, we have ordered a minimal amount of excess inventory for contingency purposes.

Internally developed software and hardware for sale to customers: We completed the process of identifying which of our products available for sale to customers were not Year 2000 compliant. We began the upgrading software and hardware in late 1997 and completed all major standard applications updates by December 1998. A small number of hardware and software platforms will not be upgraded and all customers affected were notified. Alternatives, including upgrading systems, were developed for them. All of the customers with maintenance contracts with us have had their systems upgraded.

Internal software and hardware systems: We upgraded our financial software including general ledger, manufacturing and sales order processing to be Year 2000 compliant during the second quarter of 1998 for domestic and Australian operations. Our United Kingdom operations and subsidiary in France were upgraded in the fourth quarter of 1998 and the second quarter of 1999, respectively. We also have a variety of other software and hardware, including personal computer software and software used in engineering functions, all of which are now Year 2000 compliant.

We believe that the reasonably most likely worst-case scenario we might confront with respect to Year 2000 issues has to do with the possible failure of third party systems over which the Company has no control. These systems may include, but are not limited to, power and telecommunications services. We purchased several generators for our headquarters in Spokane to temporarily run critical systems such as computer systems, lights and telephones if needed. Some problems, however, may remain uncorrected, and could materially adversely affect our business, financial condition and operating results. We may also experience reduced sales of our products as potential current customers reduce their budgets for meter-reading and data management solutions because of increased expenditures on their own Year 2000 compliance efforts. We do not anticipate that we will incur further significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Total costs for the Year 2000 issue were estimated to be approximately $1.5 million, of which approximately $1.4 million has been spent to date. However, as the compliance process is not yet complete, some uncertainty exists concerning total costs associated with Year 2000 compliance. Any Year 2000 compliance problem of that we or our collaborative partners experience could have a material adverse effect on our business, financial condition and results of operations.


Certain Forward-Looking Statements
  When included in this discussion, the words "expects," "intends," "believes," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in laws or regulations (including FCC licensing actions), the rate of customer demand for our products, the effectiveness of our cost reductions programs, our ability to effect additional initiatives for growth and profitability, delays or difficulties in introducing new products and acceptance of those products, ability to renew or replace our line of credit, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond the Company's control. For a more complete description of these and other risks, see "Recent FCC Actions" section in this document and "Certain Risk Factors" and "Description of Business - FCC Regulation" included in the Company's Annual Report of Form 10-K for the year ended December 31, 1998. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                                       Part 2: Other Information

Item 1:  Legal Proceedings

On May 29, 1997, we and our Chairman, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark G. Epstein (Epstein vs Itron, etal) on his own behalf and alleged to be on behalf of a class of all similarly situated, in the US District Court of Easter Washington (Civil Action) The complaint alleged, among other matters, that we and Mr. Humphreys violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of our Fixed Network AMR system and regarding the suitability of our encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint sought monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On March 10, 1999, the Court certified this action as a class action on behalf of all purchasers of our Common Stock between September 11, 1995 and October 22, 1996 except for the Defendants and persons or entities having a relationship with the Defendants.

On June 3, 1999 we reached an agreement to settle the lawsuit by a payment to the plaintiff class of $12 million, all of which will be funded by insurance proceeds. The settlement is subject to certain customary conditions, including notice to the potential class members and approval by the court. We have not admitted any wrongdoing or any liability and none has been found by the court.


Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 10.18 - First Amendment to Loan Agreement between Itron, Inc. and Bank of America and US Bank dated September 30, 1999.

         Exhibit 10.19 - Second Amendment to Loan Agreement between Itron, Inc. and Bank of America and US Bank dated September 30, 1999.

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


                                                     ITRON, INC.
                                                     (Registrant)



                                      By:      /s/ David G Remington
                                               David G. Remington
                                               Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)

Date: November 14, 1999