Form 10-K
period 1999-12-31
ITRON INC /WA/
filed 2000-03-30
CIK 780571

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

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of February 29, 2000, there were outstanding 15,037,724 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 29, 2000) was approximately $112,797,930.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 28, 2000.

================================================================================

PART I

Item 1:  BUSINESS

                                                   OVERVIEW
General

     Itron, Inc. was incorporated in Washington in 1977 and is a leading global provider of integrated system solutions for collecting, communicating, analyzing and managing information about energy and water usage. We design, develop, manufacture, market, install and service hardware, software and integrated systems primarily for use by the utility industry. Our expertise is in providing communications technologies and data management products for automatic meter reading and advanced data collection systems ("AMR"), which systems also include commercial and industrial ("C&I") meter data collection systems, and complex billing and settlement systems for the wholesale energy markets.

     Our first systems, shipped in the early 1980s, consisted of handheld computers and software, which replaced the manual, paper-intensive systems used by most utilities at that time to read meters. Handheld systems allow a utility to capture visually obtained meter data in a handheld computer for billing purposes. Many of these systems are still in wide use today. Over 1,500 utilities around the world in more than 45 counties use our handheld systems to read approximately 275 million meters. Our systems are installed at approximately 75% of the largest utilities (those with 50,000 or more meters) in the United States and Canada including 22 of the largest 25 utilities. Handheld products and services represented 36% of our total revenues in 1999.

     In the early 1990s, we took meter reading one step further with the introduction of highly automated and integrated AMR technologies, primarily focused on residential customers. In 1996, we expanded further into advanced energy usage data collection and analysis with the acquisition of technologies for C&I customers. In the late 1990s we also began working on systems for managing transactions related to wholesale energy distribution. Our AMR technologies today provide utilities and their customers with information that goes far beyond meter reading. Using an assortment of communications technologies, our AMR systems collect data from a variety of residential, commercial and industrial meters and deliver it to our customers as value-added information. We are the largest supplier of systems for the AMR market having shipped over 15.4 million AMR meter modules to 550 utilities as of December 31, 1999. In addition, our C&I data collection systems are now used by more than 500 utilities throughout the world. AMR systems sales, services, and outsourcing, were 64% of our total revenues in 1999.

Industry Overview and Current Market for AMR

     The electric utility industry is undergoing a structural sea change as electric power generation is opened up to full competition with retail customers ultimately having access to multiple suppliers. We believe there are additional changes in the industry that will have an impact on how energy and water providers run their businesses and serve their customers. These include:

|X| The growth and development of new energy generation and delivery technologies, which incorporate fuel cells, micro turbines and other innovations will create an entirely new type of energy delivery infrastructure characterized by distributed generation and microgrids. Our competencies in communications technologies and advanced energy information management position us well to provide solutions that will help manage this new industry dynamic.

|X| Energy and water suppliers must find new ways to interact with their customers or they will risk losing them. The data and information we collect is a part of the vital new link to their customers. With the rapid deployments of advanced broadband technologies we have an even greater opportunity to assist our customers' abilities to repackage the information we collect and deliver it in new and exciting ways. Our goal is to become an integral part of changing the way energy and water suppliers communicate with their customers.


     While utility companies may retain many of their traditional functions, we expect it is likely that our future customer base will consist of traditional utility companies as well as new market entrants. Some functions will be provided by new entities such as Independent System Operators ("ISOs") and Energy Service Providers ("ESPs"). Utilities may turn the operational control of certain of their transmission facilities over to ISOs. Our Energy Information Systems ("EIS") strategic business unit has developed some new products and is already working with a number of new entities in the wholesale energy markets. ESPs and aggregators are expected to provide both electricity and natural gas to commercial, industrial and residential customers and may, in some places, perform meter reading and customer billing. In addition to ESPs, a number of new entities will likely emerge to provide metering and data services. Such companies also may buy and sell electricity and may have to deal with the frequent changes in prices and costs for the transfer of power.

     In the gas industry, we believe deregulation will create many of the same needs as deregulation of the electric industry, such as an increased focus on customer retention and the ability to forecast usage requirements more accurately.

     In addition to changes in the electric and gas industries, there are a number of changes and important factors to consider in the water industry as well. Only 60% of the households in North America are being metered for water usage today. There are approximately 60 million water meters in North America with new construction adding approximately 4.5 million new meters every year. With utility rate increases for water averaging twice that of the annual consumer price index in the last four years, there is tremendous pressure on water utilities to reduce operating costs through metering and technology solutions.

     We believe that the major changes taking place in the energy and water industries will create opportunities which we are well positioned to take advantage of. Our advanced energy data management and communications product offerings are more extensive than those of any other AMR supplier. Our solutions support electric, gas, and water service and include all customer types - residential, commercial and industrial. We utilize radio, telephone and cellular technologies as well as private and public communications networks. We have significant experience in high-volume AMR meter module production. We have established relationships with over 1,500 utilities worldwide and proven interfaces with numerous utility host-billing systems. We have communications capabilities and advanced software for large commercial and industrial customers and systems that provide critical billing and settlement transactions for open supply markets. We have and are increasingly moving into the new and rapidly growing market for water submetering.

1999 Highlights

     We hired a new CEO, Mike Chesser, in June 1999 and made a number of key changes to the executive management team. In the last half of 1999, under the direction of the executive team, we took a very hard look at our business with a focus on improving our profitability and prospects for growth. Our efforts were largely directed at creating a more efficient, effective and focused organization. We refined our vision and strategies and made a number of sweeping and fundamental changes in our organization, people, business processes, and culture.

     Effective January 1, 2000, we replaced our product-driven organizational structure with strategic business units ("SBUs") focused on specific customer segments that we serve. These new business units include Electric Systems, Natural Gas Systems, Water and Public Power Systems, and International Systems. In addition, an Energy Information Systems SBU was created to capitalize on our rapidly growing business of developing customized wholesale energy information systems. These business units now have strategic, financial, and resource development targets to drive performance and accountability. In conjunction with this reorganization we streamlined processes, functions and headcount throughout the company.

     In addition to the organizational structure changes, we took action in the last half of 1999 in a number of other key areas:

|X| We consolidated our high-volume manufacturing operations from three locations to one. We expect this to result in a significant reduction in our manufacturing costs by reducing overhead and increasing factory efficiency.

|X| We consolidated handheld, mobile, network and AMR telephone development and support into one group. We continued the reduction in the number of meter reading hardware and software platforms we are offering.

|X| We substantially repositioned our European operations with a sharp reduction in the scope and spending level of product development not related to our core business. We are also moving from a direct sales approach to one that is more distributor-based.

     Overall, the organizational restructuring and other actions above resulted in a total company-wide headcount reduction of approximately 15%, with a reduction in management levels of close to 25%. Charges during 1999 for all restructuring actions totaled $16.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In February 2000, we signed a non-binding memorandum of understanding with DQE, the parent company of Duquesne Light Company ("Duquesne"), for their purchase (by Duquesne or an affiliate) of our network-based system, which provides AMR services to Duquesne. We expect to incur a loss of approximately $50 million in connection with this sale, which is reflected in our 1999 financial results. The sale will free up a large amount of cash which will give us additional financial resources to pursue other investment opportunities, which we believe will result in greater financial returns. The sale does not indicate any change in our plans to sell and install new network-based systems or to develop new applications for our network products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 2000, we announced that LeRoy D. Nosbaum, our chief operating officer, had been named president and CEO, replacing Mike Chesser, chairman, president and CEO, who was leaving the Company to become president and CEO of a large east coast utility in April 2000. In addition, Rob Neilson, vice-president strategy and business development was named chief operating officer, and S. Edward White, a director and a former executive officer of ours, was named chairman of the board.

                             DESCRIPTION OF BUSINESS

Itron Solutions and Benefits

Solutions

     We have an extensive and cost-effective portfolio of energy and water data management and communication solutions that provide utilities and other industry participants with numerous options for responding to evolving operational needs, marketing opportunities and regulatory reform requirements.

     Our solutions integrate a broad array of meter modules, radio and telephone based communications systems, and data management, delivery and storage applications. This integrated approach provides our customers with the flexibility needed to apply the most cost-effective solution to each of their situations - rural, suburban, urban; residential, commercial, industrial; electricity, natural gas, and water.

     Our technologies are designed to accommodate the inevitability of change so that our customers can select solutions that meet their needs today while also laying the foundation for more advanced solutions to meet their future corporate goals and objectives. Our radio-based solutions encompass handheld ("off-site"), mobile and network reading technology options. Because the same radio-based meter modules can be used with any of these alternatives, our products facilitate the migration from one level of systems automation to another. Our telephone-based solutions offer an economically attractive alternative for low density or selective deployment situations.

     We have developed software solutions with applications that integrate, manage and store data from various data collection systems. These applications enable our customers to integrate data from different technologies into a common format. This allows the deployment of various collection technologies within a service territory, tailored to the economic and functional considerations of different portions of the territory.

     We work with our customers to facilitate alternative ways in which to finance our technologies. We sell products, outsource entire systems, provide installation, operations, and maintenance services, and arrange customized financial solutions for our customers. These customized financial solutions vary from simple third party leases to complex project financing structures depending on the financial and operational goals of our customers.

Benefits

     AMR market penetration is still at an early stage. Traditionally, our customers that have deployed AMR technology territory-wide have done so primarily on the basis of reducing costs and improving the efficiency of meter reading applications. While this remains a critical piece of the AMR value proposition, our products, systems and solutions provide a wide range of benefits to our customers that go far beyond meter reading and billing. Our customers are finding that AMR technology can be an integral component of their operational and strategic objectives of reducing costs, improving customer service, delivering real process improvement, and successfully evolving their businesses to manage the threats and seize the opportunities presented by an increasingly competitive marketplace. Our AMR technologies provide our customers with operational improvements and returns on investment in the areas of:

|X|      Revenue Cycle Services
|X|      Management of Distribution Assets
|X|      Management of Market Change and Customer Choice
|X|      Delivery of New Value-Added Services

     Revenue Cycle Services: Automation of the meter reading function results in a number of obvious benefits in the area of revenue cycle services including reductions in meter reading staff and the operational support costs, increased accuracy, improved safety, elimination of estimated reads, elimination of or large reductions in special reads, reductions in customer complaints and call center traffic, and reductions in billing adjustments. One of our customers, a large water utility, reduced their percentage of estimated (rather than actual) reads from 70% to less than 1% with the installation of our AMR technology. That improvement resulted in significant reductions in costs associated with customer complaints, billing adjustments and back-office administrative functions. Another customer, a large electric utility, reduced their read to bill period for special reads from nine days to one day resulting in significant improvements in cash flow. Our technology also provides benefits to improve revenue assurance through tamper and energy theft detection, which is an ongoing benefit, as well as a one time benefit from improved meter accuracy as meters are inspected during the installation process. One of our large electric and gas customers experienced a year-to-year revenue increase of $2 million for 200,000 accounts by removing older, slow-running meters from service during the AMR installation process.

     Management of Distribution Assets: The use of metering information to manage local distribution systems more efficiently applies to electric, gas and water utilities. Our technologies, installed in a saturated or a selective deployment basis, increase the number of outage detection points throughout our customers' distribution systems. This increased ability to pinpoint where electric system outages have occurred can dramatically improve service, and ultimately, improve distribution system reliability. By delivering accurate load (electric and gas) and volume (water) information, our technologies provide utilities with the information they need to identify, locate and replace improperly sized equipment, and to identify potential equipment failures and leaks. This information helps our customers fine tune the deployment of their distribution assets and take corrective action before improperly sized or under rated equipment results in service disruptions, expensive maintenance, property damage and customer complaints. Optimizing the use of current distribution assets helps our customers avoid, minimize or defer expensive investments in additional infrastructure. For example, a mid-sized water utility customer is using our technology to understand residential water usage patterns in order to create conservation programs and incentives they hope will aid their effort to minimize or defer expensive investments in water purification and treatment facilities as the area's population grows.

     Management of Market Change and Customer Choice: With deregulation plans underway in at least half the states, customer choice is moving from the exception to the norm. Our communications and energy data management technology and systems provide critical information to our customers and others to effectively manage how much energy is put into distribution systems and by whom, and how much is taken out and by whom. Our technology enables access to critical information necessary for reconciliation and settlements in a timely manner for a number of market participants. In several deregulated states, utilities face a variety of financial or pricing penalties associated with deviations from scheduled usage. Load information provided by our technology enables utilities to increase their forecasting accuracy. Our technology has enabled one of our large electric customers to improve their forecasted use to within one percent of actual usage in a state that has mandated a 1 1/2% deviation rule. In many deregulated states, load profiling is becoming increasingly necessary and a common requirement for sample customers or for different customer classes. Our communications and energy data management technology enables our customers to cost-effectively perform load-profiling functions without the burdensome task of moving expensive load profile meters from place to place. Our technology helps utilities receive incentives rather than incur penalties in deregulating states where performance-based rate making is resulting in new requirements such as reductions in estimated reads and reductions in the number and duration of outages.

     Delivery of New Value-Added Services: To ensure growth and success in a competitive marketplace, utilities must develop, market and deliver new products and services that offer real value to their customers. We believe a key to successfully developing and marketing new products and services is getting to know the customer better - who they are, how and when they use energy and water, and what services deliver value to them. A few of the value-added new product and service offerings that advanced AMR technology creates include aggregated or disaggregated billing options for customers with multiple meters at multiple sites, selectable billing dates or frequency, customized billing and invoicing, outage monitoring and notification services, Internet access to data, usage management and consulting, and forecasting services.

Itron's Vision and Strategies

     Our current products and systems touch some portion of nearly 70% of the energy transactions representing $200 billion of energy related business in North America alone. We will continue to aggressively pursue the numerous opportunities available for advanced metering and billing systems. From the strong standing we have in the AMR market, we believe we are well positioned to move in two directions, energy delivery optimization and connecting energy customers and suppliers. We will be pursuing opportunities for electric, gas and water utilities to optimize their assets and increase their gross margins by applying our current and future technologies, advanced energy information management systems and industry knowledge. Our goal will be to provide solutions that enhance our customers' abilities to delivery energy and water more reliably and cost effectively. In addition, energy and water suppliers are looking for ways to serve and communicate with their customers. We will help them by providing new ways to interact with their customers, such as delivering and receiving the valuable information we collect over the Internet.


Core Business Strategies

     In our core business we will continue to build upon our extensive customer base and industry experience. We have established ourselves as the world's leading supplier of AMR systems having shipped more than 15.4 million AMR meter modules to approximately 550 utilities as of December 31, 1999. Our C&I data collection systems are used by more than 500 utilities throughout the world including more than 70% of the major electric utilities in North America. Our handheld systems have been installed at over 1,500 utilities in more than 45 countries and are being used to read approximately 275 million meters worldwide. These installations include approximately 75% of the utilities in North America that have meter populations greater than 50,000. We believe our extensive customer base, long-term customer relationships, upgrade and migration capabilities of our current products, multiple systems integration capabilities, and proven interfaces with numerous utility host billing systems, provide us with a solid foundation upon which we can expand our product offerings and services to existing utility customers, as well as new utility customers and other industry participants.

Following are key elements of our strategies for our core business SBUs:


     Natural Gas Systems: There are approximately 66 million total gas meters in North America, of which 9 million have AMR technology installed. Of those, 93% are using Itron's AMR technology. Our AMR technology is compatible with more gas meter types than that of any other vendor. Our battery life for our AMR meter modules is unmatched in the industry. We have a number of new, lower-cost AMR reading technologies that make the value proposition even more economically attractive for gas utilities. The Natural Gas Systems SBU is focused on approximately 60 primarily natural gas only utilities, which represent about 36 million gas meters. The vast majority of these meters, roughly 27 million, do not have AMR technology and are being read today using our handheld systems. This large base of current customers represents a strong upgrade opportunity for us in this market segment.

     Water and Public Power Systems: There are approximately 60,000 water utilities and 3,000 municipal electric and gas and rural electric cooperative utilities in North America that are the focus of this market segment. These water utilities represent approximately 60 million water meters. With only 60% of customers/households being metered for water, new construction is resulting in an addition of roughly 4.5 million meters annually. Only about 2% of water meters are currently automated. With utility rate increases for water averaging two times that of the annual consumer price index in the last four years, there is tremendous pressure on water utilities to reduce operating costs through metering and technology solutions. The public power utilities in this segment represent approximately 30 million electric and gas meters. Public power utilities are increasingly feeling the effects of deregulation and the pressure to operate more efficiently and improve customer service. As in Natural Gas Systems, we have a number of new, lower-cost AMR reading technologies that make the value proposition economically attractive for these utilities. We will continue to expand our product offerings for this market. Sales in this SBU are primarily through a distributor-based model, of which we have approximately 30. We are well positioned with a number of the key water meter manufacturers, including ABB, Badger, and Hersey. We will continue to seek new relationships for delivery of our products and services in this SBU.

     Electric Systems: There are approximately 170 operating utilities in this market segment, primarily large, investor-owned electric only and electric and gas combination utilities. In total, these customers represent 102 million electric meters and 11 million gas meters. Roughly 10% of those meters have or are scheduled to have AMR technology installed in them today, half of which is our technology. Close to 90% of these customers are currently using our handheld meter reading systems and almost all of them use our MV-90 software systems to read their large commercial and industrial meters. C&I customers are the ones most currently impacted by the industry transformation to a competitive marketplace. Because of the service territories and the mix of customers the utilities in this segment serve - electric and gas; residential, commercial and industrial; rural, suburban and urban populations - they have diverse needs when it comes to advanced metering. We believe we have a more extensive AMR product offering than any other supplier to provide these utilities with multiple cost-effective solutions to meet their diverse needs. Electric utility executives are beginning to understand that AMR goes beyond just meter reading cost reductions and operating efficiencies. We intend to expand our strategic relationships and product offerings in order to deliver more value for optimizing distribution system benefits and to enhance their connections with their customers.

     International Systems: This SBU is focused on sales of products, systems and services outside of North America. We estimate that outside of North America, there are two to three times the number of meters as there are inside North America.. The majority of revenues for this SBU consist of sales and servicing of our handheld meter reading systems. Interest in AMR systems and technology varies widely from country to country and overall is at a very early penetration level. In late 1999, we began transitioning this SBU to a "distributor model" as our primary sales channel. In that, we are focused on establishing new relationships and enhancing existing relationships with a number of strategic partners. In addition, we are eliminating non-core business development projects and are consolidating development activities with those of our North American operations. Near term, we are focused on improving the profitability of our international operations while laying a strong foundation for growth as interest in AMR develops internationally.

New Business Strategies

     We intend to leverage our expertise, market position and radio communications competencies in order to deliver new products and services outside of our core business. We believe that as the industry transformation continues, there will be a heightened focus by utilities, ESPs and others on serving the advanced metering needs of the largest users of electricity. There will also be opportunities for the sale of systems directly to end-user customers. Regulatory reform is also creating new opportunities on the "wholesale" side of the business such as systems for reconciling the supply of power to and purchases of power from electric power transmission grids. We believe there are numerous possibilities for growth.

     Energy Information Systems: The EIS market encompasses a broad range of customer segments including distribution utilities, power generators, and large regional and state independent system operators (ISO). This SBU is currently taking the greatest advantage of the deregulating energy market. EIS products and systems are currently being used to manage critical market settlement transactions for the electric transmission grids in the UK, California, Arizona, and Ontario, Canada. In addition to supplying timely and accurate information for managing the wholesale energy market, EIS products and systems provide value-added services for data retrieval, analysis and billing from large commercial and industrial meters, outage and alarm monitoring, data delivery via the Internet, data warehousing, load profiling and forecasting, and information on customer switching. Over 70% of the commercial and industrial meters in the U.S. and Canada are read using our MV-90 software systems. We will focus on selling additional products and services to our current installed base. We will also leverage our experience and relationships on the wholesale side to pursue additional opportunities to participate in state and regional ISO and power grid market settlement systems.

     Submetering: An exciting new business opportunity we are pursuing is water submetering. Submetering is the automated process of collecting consumption data and generating invoices to bill tenants directly for their actual water usage, thereby eliminating water utility costs from a property owner's monthly operating expenses. A submetering system integrates AMR technology with radio, telephone, and/or cellular communications to collect and transmit usage data from tenant meters to a standard computer for processing. There are approximately 10 million apartments in the U.S. alone that contain 50 or more apartments. Submetering includes both the sale of equipment as well as monthly transaction reading services. We will pursue opportunities in this market through indirect sales and our strategy is to develop several strong business reseller relationships for equipment sales. We also intend to expand our services offering by providing services for billing and collection.

Automatic Meter Reading Systems and Products

     Our AMR product  line  primarily  involves  the use of radio and  telephone communications technology to collect and transmit meter data. The Company's radio-based AMR solutions encompass Off-Site AMR, Mobile AMR and Network AMR. Due to the geographic features and varying population density of a utility's service territory, generally no single meter reading solution is technologically or economically suited to all parts of the utility's service territory. Our AMR applications are intended to provide flexibility ranging from selective installation for high cost-to-read meters or geographically dispersed meters requiring advanced metering functionality, to full implementation of an AMR system covering a large portion of a utility's service area. In a deregulated marketplace, target marketing of specific features will be desirable. We provide technology that can be selectively deployed to targeted end-use customers. This flexibility enables our customers to achieve economic and operational benefits from their initial investments in our AMR systems, while enabling migration to more comprehensive AMR solutions in the future as the marketplace requires.

     Meter Modules: Our core business AMR product offerings are based on a family of meter modules. These meter modules, which can be easily attached to utility meters, encode consumption and tamper information and transmit this data, including meter module identification, to a remote receiver. We began shipping our radio meter modules to customers in late 1986 and have adapted the radio meter module core technology to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. Our compact radio meter modules for gas and water meters are self-contained low-power units, powered by long-life batteries with an expected minimum life in excess of ten years. Radio meter modules for electric meters, which are normally integrated under the glass of standard residential meters, are powered by the electrical current in the meter and do not require batteries. Radio meter modules can be installed by the meter manufacturer during the manufacturing process or can easily be retrofitted in existing meters.

     We also offer a separate line of meter modules for use outside of North America. The primary differences between the meter modules used by the Company in North America and those used in international markets are the radio frequency band in which they operate and the physical configuration of the module.

     Off-Site Meter Reading: Our Off-Site AMR solution enables radio-equipped meters to be read remotely, by a person with a handheld computer equipped with a radio unit. Off-Site AMR offers a practical and cost-effective way for utilities to read high cost-to-read meters by eliminating the need for meter readers to gain visual access to those meters. Once a customer has upgraded our handheld computers with radio technology, they can selectively install meter modules on high cost-to-read meters. System software automatically identifies radio-equipped meters within a route. When remote reads are needed, the handheld prompts the meter reader to initiate a radio read. Meter information is shown on the handheld display and is automatically recorded in the handheld database, allowing the meter reader to move on to the next meter on a route. When a route is completed, data from both visual and radio reads are uploaded from the handheld computer to the utility host system for customer billing.

     Mobile AMR: Our Mobile AMR solution uses a Data Collection Unit ("DCU"), which is mounted in a vehicle, or a Datapac which is transportable between vehicles, to collect and store data transmitted by meter modules as the vehicle passes module-equipped meters. The DCU or Datapac receives information transmitted by multiple meter modules simultaneously. A touch-screen display enables the operator to observe and operate the equipment. The Mobile AMR application includes software that manages and moves information to and from a utility's billing system. Once installed, the software transfers information from the host system to create route files for the DCU and Datapac for each route, manages the storage of the meter data as it is collected and, at the end of the day, uploads the information to the utility's billing system. A Mobile AMR system enables an operator to read in an eight-hour day an average of 10,000 to 12,000 meters with a DCU or roughly half that number of meters with a Datapac. This compares to an average walking route of 300 to 500 meters per day. Factors affecting the actual number of reads per day include, among others, route density and design, speed limits, weather and environment, and other factors.

     Network AMR: We offer a number of Network AMR products. Our Network solutions provide utilities with the capability of automating meter reading in segments of a utility's service area, thereby eliminating the need to send meter readers to or near customer premises. We have large scale Network AMR deployments with two utilities and smaller scale installations at ten utilities covering approximately one million meters. Our Network AMR technology provides utilities with a number of utility-related applications, including daily or more frequent meter reads, time-of-use pricing, on-request meter reads for final reads or customer inquiries, tamper monitoring and reporting, high-level outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities.

     Meter data collected by our radio meter modules is transmitted to a Cell Control Unit ("CCU"). The CCU is a neighborhood concentrator that reads meter modules, processes data into a variety of applications, stores data temporarily, and transports data to the host processor when required. Weighing approximately 15 pounds, our CCU can be easily installed on utility poles, streetlights, or other locations. While the geographic area covered by each CCU varies depending on local topography, physical structures, terrain and other factors, in general each CCU serves an average of 50 homes. Information collected by CCUs is then transmitted to a Network Control Node ("NCN"), which is a regional concentrator and routing device that is installed in radio communications facilities such as leased towers, substations or other communication facilities. Each NCN typically supports between 250 to 400 CCUs. NCNs manage information routing in the network between CCUs and the system host processor and can serve as a gateway to other communication networks. Communications between the CCUs and NCNs utilize the Company's nationwide licensed frequencies in the 1427-1432 MHz band.

     The final link in our Network AMR solution is from the NCNs to one or more head-end host processors, known as the Genesis Itron Host Processors ("GIHP"). The GIHP manages the collection of data from network devices and facilitates the download of schedules and other application information to appropriate network devices. The GIHP also transfers the data to a database for storage and retrieval. Communications between NCNs and the utility's GIHP typically utilize radio, telephone, frame relay or other wired communication media.

     In late 1998, we introduced a new Network AMR product known as the MicroNetwork. The MicroNetwork is a low-cost, drop-in network meter reading solution that can be selectively deployed to deliver monthly, weekly, or daily and unscheduled reads from groups of meters in a wide variety of service environments. It is suited for smaller clusters of meters that require more frequent reads, but where there are not enough meter points to justify the cost of saturated network infrastructure. This makes it an ideal data collection solution for apartment complexes, campuses, small residential communities, high rise buildings, strip malls, suburban neighborhoods and rural communities.

     Our MicroNetwork infrastructure consists of a series of Concentrator Units deployed over radio-based meter modules installed on electric, gas and / or water meters that communicate using 900 MHz channels. The locally installed Concentrator Units collect data from meter modules, temporarily store it, and then forward the data to the host processor via public network communications such as telephone and cellular systems.

     Telephone-Based Technology. We also offer products that allow electric and gas utilities to implement telephone-based AMR solutions. These systems use inbound communications in which the meter modules call in to the utility's central processing computer at pre-scheduled times to report meter reading information. The devices are connected to and share existing customer telephone lines. Telephone-based AMR functionality is primarily designed for selective deployments of direct access customers or for geographically dispersed customers requiring advanced metering functionality such as regional or national accounts. Additionally, telephone-based devices that report power outages and power quality events (over and under voltages) can be selectively deployed to strategic points in the utility distribution system. This provides a target solution to achieve operational and system reliability improvements where a full saturation network is difficult to cost justify. This technology may also be used to automate areas not suited for cost-effective implementation of radio technologies such as remote or rural areas.

     For residential and commercial applications, our telephone based modules for electric meters attach under the glass of those meters and collect and report consumption, demand, time-of-use and load profile data. In addition, certain telephone-based modules for electric use report power outages, restoration of power and power quality information. For the electric market, in addition to meter reading devices, we also offer other telephone-based devices that monitor and report power outage, restoration and power quality (over/under voltage) information. These devices are easily installed by the end-use customer. The devices may be deployed at key locations throughout a utility's distribution system to improve operations, enhance power quality and improve overall system reliability and service by allowing utilities to isolate outages and determine when power has been restored more quickly. For large volume gas meters, our telephone-based modules collect information that is used to bill transport gas and interruptible gas customers, as well as critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential gas applications, including hard-to-read meters, modules are attached to existing or new residential gas meters to provide consumption and load survey data.


Commercial and Industrial Data Collection and Management Solutions

     Commercial and industrial ("C&I") meters have much more sophisticated measurement capabilities than do meters for residential customers. Therefore, they have much more data that must be conveyed back to energy providers from the meter. There are a wide variety of these meters with no standards for communications agreed upon by the multiple meter vendors. We are the leading worldwide provider of software systems for metering data acquisition and analysis for the large C&I customers of electric and gas utilities. We believe that competition in the utility industry will drive metering technology and systems toward enhancing and facilitating communications between large C&I customers and their power suppliers and we have released a number of new products in the last few years aimed at this critical customer group.

     Our proprietary MV-90 product gathers, processes and analyzes large quantities of complex data for revenue billing, load research and demand-side management and is used by approximately 70% of the major utilities in the United States and most of the electric and gas utilities in Canada, Europe, the Middle East, Australia, Central America and South America. MV-90 supports all methods of data retrieval from large C&I meters (handheld readers, radio, telephone and other communication technologies) and was designed with a full range of applications software to support data collection from meters, data validation and editing, and analysis of energy usage data. MV-90 software can be licensed for use on single computers or local/wide area networks. In addition to the base system, there are layered application packages that support applications such as load research, real time pricing (hourly price transmission to C&I customers), gas transportation, outage and alarm monitoring, and data aggregation. MV-90 software allows C&I customers to read the energy provider's delivery point meters (both electric and gas) on a frequent basis to analyze their own energy consumption and can provide hourly pricing data from energy suppliers for customers who purchase power on a real-time pricing basis (price varies by the hour).

     Our proprietary MV-PBS billing and settlement solution provides a client server-based billing application that produces customized bills and invoices for commercial, industrial and wholesale energy users. The application interfaces to MV-90 and supports billing on demand, energy rates, real-time pricing applications, interruptible rates and gas transportation, and settlement charges. With MV-PBS, a bill can be tailored to meet specific customer requirements. Prior to MV-PBS, these key customers were often billed manually due to the expense associated with modifying traditional billing systems for different customer rates and tariffs. MV-PBS is capable of generating and sending invoices directly to customers via email or the Internet. The system also supports financial settlement for the state and regional competitive markets.

     In order to manage high volumes of C&I meters, we developed MV-COMM, a communications front-end processor for the base MV-90 platform that greatly enhances speed, performance and communication between meters and the host processor. MV-COMM supports many different communication formats - TCP/IP, CDPD, PSTN, ARDIS, RF, etc. Initially developed for the ISO in California, MV-COMM enabled the Company to meet the ISO's requirement to read a minimum of 3,000 electronic meters with five-minute interval data within two-minute time periods at the end of each hour. MV-COMM has now been installed at several other locations, including in the UK, where more than 80,000 electronic meters with 1/2 hourly data are read each night. MV-COMM enables energy providers to transition from operating systems serving low volumes of C&I customers to successfully managing large-scale, advanced data collection systems for high volumes of widely-dispersed C&I customers.

     We have exclusive distribution rights in North America for the STAR Data Management System (MV-STAR). MV-STAR was originally developed by UKDCS, the operator of the meter data collection system supporting the competitive electricity supply market in England and Wales and is now being modified by us for the North America competitive energy markets. When integrated with MV-90, MV-STAR is a data warehouse solution that manages and stores extremely large volumes of load profile data gathered from C&I meters, wholesale delivery points, and major entity grid points. This data is processed in a very short time period and delivered, via batch or interactive mode to the system users and data subscribers in industry standard data formats. MV-STAR also provides the ability to retain data history as it changes over time, preserving all versions of the data and tagging the data to show how it has been used in the reporting process. In ISO environments, MV-STAR supports contract management of ISO / ESP end-customer relationships, including historical storage of contract changes. The system also supports data aggregation and load profile inputs into the settlements process.

     Large energy users are increasingly looking for easy access to load data. They need to forecast energy costs, adjust usage, react to rate changes and manage their energy consumption and bottom-line. By using the Internet to deliver load data, customers can use proven, cost-effective communications infrastructure that is already in place to access their detailed interval-load data. Our MV-WEB product interfaces to the MV-90 base platform and to MV-STAR. Designed to work with standard web browsers, MV-WEB provides a secure Internet connection for C&I customers to view and graph recorded quantities of interval load data, as well as calculated quantities. MV-Web also provides a flexible method of data delivery to energy market participants.

     In 1998, we completed initial testing of our new C&I Network and are currently beta testing the product at one customer. The C&I Network operates in much the same manner as the Company's MicroNetwork but is specifically designed for solid state C&I electric and gas meters. Traditionally, the only way utilities could deliver advanced metering and data management functionality to their key C&I customers was to install a dedicated phone line. While utilities could easily cost justify that ongoing expense for large C&I customers, it often proved cost-prohibitive for smaller customers. Our C&I Network utilizes our radio-based communications technology combined with available public communications technology and systems to provide the benefits of advanced metering to this critical customer group at a much lower cost by eliminating the ongoing expense of dedicated phone lines.

     The C&I Network accomplishes this by deploying our external meter modems, or EMM's, to communicate advanced energy usage data from solid-state electric and gas meters. Using our radio communications technology, the metering data is transmitted from the meter modems, using peer to peer communications, through a system of radio relays to a hub which routes data from a designated population of C&I meters. Using telephone and/or cellular communications, the hub then routes all the data collected from C&I meters in its area to an MV-90 host processor, where the data is used for a variety of billing, load research and system engineering applications.

Handheld Systems and Products

     Almost all utilities in the U.S. and Canada, and utilities in numerous other countries around the world, use handheld meter reading systems to automate a substantial portion of their meter reading and billing functions. Approximately 75% of the largest utilities (those with 50,000 or more meters), in the United States and Canada, including 22 of the largest 25 utilities, use our handheld systems. We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of the our customers.

     Handheld systems are used as follows: (1) key customer data is downloaded from the utility's host processor to our handheld computers prior to commencement of a meter reader's daily route; (2) a meter reader visually reads meters along a route and enters the readings into a handheld computer; and (3) after a meter reader's daily route has been completed, collected data is uploaded directly into the utility's host billing system. Our family of software systems provides data consolidation and storage, reformatting, linkage to a utility's host billing system, meter reading route management, route downloading and time-of-use and interval data recording data management and distribution.

Customers

     Our handheld systems are installed at over 1,500 electric, gas, water and combination utilities in more than 45 countries and are being used to read approximately 275 million meters worldwide. Approximately 75% of the largest utilities (those with 50,000 or more meters), in the United States and Canada, including 22 of the largest 25 utilities, use our handheld systems. As a result of the high market penetration we have already achieved in the domestic market, handheld sales are expected to be predominantly system upgrades and replacements. We estimate that the number of meters outside of the domestic market is approximately two to three times the number of meters within that market. Because utilities in many industrialized countries outside of the domestic market are only now beginning to automate their meter reading function, we believe that international markets represent a growth opportunity for sales of our handheld systems.

     We have established ourselves as the world's largest supplier of meter modules for the expanding AMR market as a result of having shipped over 15.4 million meter modules as of December 31, 1999 to approximately 550 customers around the world. In total our shipments represent approximately 65% of all AMR meter module shipments.

     We have installed the great majority of the world's largest AMR systems for electric, gas and water utilities. The largest AMR system is at New Century Energies (formerly Public Service Company of Colorado) and is comprised of over
1.5 million electric and gas meter modules. The largest gas installation is at Minnegasco, representing just over 900,000 endpoints. Finally, the largest water AMR system is installed with the City of Philadelphia Water Department covering approximately 430,000 water meters.

     We also have 500 energy providers and wholesalers using our C&I data collection and management systems. In our EIS customer segment, we have a number of large systems installed or currently being installed for the competitive wholesale energy data markets such as systems in the UK, the ISO for the state of California, Tucson Electric Power and the Independent Market Operator (IMO) in Ontario, Canada.

Sales and Distribution

     In  our  Electric   Systems  SBU,  Natural  Gas  Systems  SBU,  and  Energy
Information Systems SBU, we primarily utilize direct sales, and technical and administrative support teams to serve the needs of the customers that are the focus of these SBUs. In our Water and Public Power SBU, we primarily conduct sales and technical support activities through numerous business associates and manufacturer representatives, including several major meter manufacturers.

     To serve International customers, we have subsidiary operations located in Reading, England; Vienne, France; and Sydney, Australia. While we utilize a direct sales approach in some areas, we are transitioning to a distributor-based model in most areas outside of North America.

     We also sell electric and water meter modules through original equipment manufacturer ("OEM") arrangements with several major meter manufacturers, in which the manufacturers incorporate our meter modules at their own facilities into new meters and then offer them for sale. In addition to direct sales, we also offer products and services through long-term outsourcing arrangements, which may include providing AMR products, system project management and installation, on going meter reading services, meter shop services and other services. Outsourcing contracts usually cover long timeframes and typically involve contracts in which either a customer owns the equipment and we provide services for a fee, or where we both own and operate the system for a fee.

Marketing

     Marketing activities include product marketing, industry marketing, and marketing communications. Our marketing efforts focus on product and company
awareness  principally  through  trade  shows,  symposiums,   published  papers,
advertising and direct mail. These marketing efforts include brochures, newsletters, exhibits, conferences, an annual user's forum, industry standards committee representation and regulatory support. Several major industry conferences are keystones in the Company's marketing program, including the Distributech Conference held every winter, the Company's Annual Users Conference, typically held in June in conjunction with the National Meter Reading Association meetings, and the Automatic Meter Reading Association conference usually held in September. The Company maintains communications with its customers through its Users Advisory Board and a program of regular mailings, newsletters and new customer announcements.

Global Service and Support

     We provide our customers with implementation services that include among other things, system design, installation, training and project management. Each of these services is tailored to meet a particular customer's needs. In addition, for Network AMR systems, we offer network design, propagation analysis, mapping support, centralized operation and system support. We offers system maintenance and support services to each of our customers. Service contract prices are based on a number of factors, including system size and complexity and the expected degree of service support required. Our system maintenance and support services include 24-hour, toll-free hot line support, customer service representatives, consulting services, regional training programs, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services.

Product Development

     We  have  maintained  our  leadership  position  in  part  because  of  our commitment to developing new products and continued enhancement of existing products. Our product development efforts have been focused on expanding and upgrading our communications and energy data collection product offerings, particularly for C&I customers, and developing new hardware and software platforms for handheld systems. In 1998 and 1999, we undertook major restructuring measures which included the consolidation of development activities both geographically and in terms of product teams. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring."

     Our future success will depend in part on our ability to continue to develop or acquire new competitive products and technology. In particular, our ability to further enhance our network and other products or to develop or acquire new products that provide energy suppliers with the ability to optimize the distribution aspects of their business and to provide Internet connections to energy consumers. There can be no assurance that we will not experience unforeseen problems or delays with respect to our product development efforts. Delays in the availability of new and enhanced products could have a material adverse effect on our business, financial condition and results of operations. See "Certain Risk Factors--Dependence on New Product Development."

Manufacturing

     We manufacture meter modules, network components and other communications technology products, as well as certain handheld computers and peripheral equipment. Our primary manufacturing objective is to design and produce cost-effective, high-quality meter modules and other network components utilizing high-volume automation equipment.

     In 1999, our restructuring measures included the consolidation of our high volume products into one location. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Restructuring." Our primary manufacturing facility is located in Waseca, Minnesota. We currently have the capacity to produce approximately 3.3 million (combination of electric, gas and water) meter modules annually on a two-shift basis. With the addition of a third shift and certain ancillary equipment, we could expand our capacity to approximately 4.8 million meter modules annually.

     We have installed extensive automated testing equipment in our manufacturing facilities to provide quality control and process repeatability. Our testing includes both visual inspection and automated testing of technical parameters established for each of our products. Our quality control equipment also includes a sophisticated information system that collects data from testing equipment and provides extensive reports and analyses of such data. This information system permits us to promptly identify potential problems or weaknesses in our manufacturing processes. We have been ISO 9000 certified since 1993 and received ISO 9002 certification of our Waseca facility in 1998.

     In the near-term, our Spokane manufacturing facility is responsible for manufacturing certain handheld systems and peripheral equipment, as well as other lower-volume AMR products, and is the primary repair facility for our handheld systems products. We have signed a memorandum of understanding ("MOU") and are in the process of negotiating definitive agreements to outsource these activities to a contract manufacturer. The MOU provides that the contract manufacturer will purchase certain of our manufacturing equipment and inventory from us and lease approximately two thirds of the space in our Spokane manufacturing facility, approximately 24,000 square feet.

     Certain  of  our  handheld   systems   products,   telephone   modules  and
international meter module products are manufactured for us by third parties.

Employees

     As of March 1, 2000, we employed 935 full-time persons: 31% in manufacturing, 14% in product development, 4% in marketing, 14% in global service and support, 18% in finance and corporate administration, and 19% in our SBUs. Of these employees, 92% were located in the U.S. and Canada, and the remainder in Europe and Australia. We continues to recruit and seek to maintain highly qualified management, marketing, technical and administrative personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

     Although we are the industry leader in supplying energy and water data collection products, systems and services to the utility industry, we face competition from a variety of companies in each of the markets we serve. The emerging market for network communications systems for the utility industry, together with the potential market for other two-way communications applications, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the our products, systems, and services. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

     We believe that we enjoy a number of competitive advantages. We believe the diversity of our energy and water data collection products is broader than that of any other provider. This diversity gives us the ability to provide comprehensive solutions to our customers. Our radio-based communications solutions utilize the same AMR radio meter modules and facilitate the migration from one level of systems automation to another. We believe that we are able to price our AMR meter modules competitively as a result of our highly automated manufacturing lines as well as high production volumes. We have a substantially larger installed base of handheld-based EMR systems and AMR meter modules than any of our competitors which gives us the advantage of a proven record of providing cost-efficient, quality products and services and the proven ability to interface meter data with a wide variety of utility host billing systems. In addition, we benefit from our nationwide license of 5 MHz of spectrum in the 1427-1432MHz band. See "FCC Regulation."

     As of December 31, 1999, we had roughly 65% market share in terms of AMR meter modules shipped. Our largest competitors in the AMR meter module market include CellNet Data Systems ("CellNet") and Schlumberger, in particular Schlumberger's Resource Management Services division. These companies currently offer alternative solutions and compete aggressively with us. In addition to being a competitor, Schlumberger also acts as a reseller and integrator of our solutions. In February 2000, it was announced that CellNet would be filing for bankruptcy and that Schlumberger intended to acquire CellNet's assets. On a combined basis, they would have roughly 20% of AMR meter module shipments.

     In our EIS market, there are many market participants that may be both competitors and potential partners. We face competition from a number of companies such as ABB, Siemens, Lodestar, Ernst & Young, and Anderson Consulting. In competitive wholesale markets in California and Ontario, Canada, we have partnered with ABB and Ernst & Young to offer a total integrated system solution. We will continue to partner with some of these companies to address future competitive energy markets.

     We believe that as we expand our offerings towards optimizing energy delivery products, systems and solutions, there are several very large suppliers of equipment, services or technology to the utility industry that have developed or could develop competitive products for this market, such as ABB, Siemens, Invensys, and Honeywell. Similarly, we believe that as we move towards offering systems and solutions for end-user customers, we will face competition from telecommunications, billing, and controls companies. We expect to develop cooperative relationships with several of these companies to jointly develop and offer solutions to the market.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, and in some cases, greater name recognition and experience. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow. See "Certain Risk Factors--Competition."

Intellectual Property

     We own or license numerous United States, Canadian and foreign patents and have filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. We also rely on copyrights to protect our proprietary software and documentation. We have registered trademarks for most of our major product lines in the United States and many foreign countries. While we believe that our patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents or trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. The Company is currently involved in a number of legal actions related to infringement of its patents or the Company's alleged infringement of other patents, see "Legal Proceedings." We believe that our continued success will be based on continued innovation, market knowledge, technical and marketing capabilities, existing product relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

FCC Regulation Intellectual Property

     Certain of our products made for use in the United States use radio frequencies, the access to and use of which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

     Although radio licenses generally are required for radio stations, Part 15 of the FCC's rules permit certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our radio meter modules are Part 15 devices which transmit information back to either the our handheld, mobile or network AMR reading devices in the 910-920 MHz band pursuant to these rules.

     Our products are designed to eliminate virtually all interference to other frequency users, while still enabling a complete and accurate read from our radio meter modules. However, if we were unable to eliminate harmful interference caused by our Part 15 devices through technical or other means, we or our customers could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by our customers and us become unacceptably crowded or restrictive, and no additional frequencies that are suitable are available or allocated, our business could be materially and adversely affected.

     In late February 1997, the FCC adopted a Notice of Proposed Rule Making ("NPRM") seeking comments concerning the rules for multiple address systems ("MAS"). We use licensed MAS frequencies to interrogate or "wake up" our meter modules. The FCC proposed to change the method for licensing some MAS frequencies from individual site licenses to wide area licenses and to conduct auctions for mutually exclusive applications in some MAS frequency bands. In conjunction with the NPRM, the FCC instituted a freeze on accepting applications proposing to use our MAS frequency bands for subscriber-based services, effectively confining the use of these frequency bands to "private" operations, such as ours.

     In July 1999, the FCC issued a further NPRM and extended its freeze, for applications after July 1, 1999, to applications for private operations in the MAS bands we use. The FCC issued a Report and Order in January 2000, lifting the freeze on new license applications but providing that our MAS bands can be used only for private operations. During the time that our customers were unable to obtain new MAS licenses, our business was adversely affected.

     We also have been issued a non-exclusive nationwide FCC license to operate in the 1427-1432 MHz band. With the exception of meter modules that operate in the MAS bands and the 910-920 MHz band described above, our network products operate within this band. At the time our license was issued, the 1427-1432 MHz band was allocated primarily for the use of the federal government, which consented to our use of the band on a secondary, non-interference basis. Current government use of the band is limited to a discrete number of well-defined locations, and we do not expect the fact that we are secondary to federal government operations to have a material impact on our business.

     The 1427-1432 MHz band is among 235 MHz of spectrum that has been earmarked for reallocation from federal government users to private sector users (to be licensed by the FCC). The band is subject to continuing federal government use in specified areas through 2004. The FCC initially decided to include the 1427-1432 MHz band in a spectrum reserve that would not be reallocated and assigned until 2006. In July 1999, however, the FCC proposed to accelerate this timetable and allocate the upper portion of the band for medical telemetry operations. Itron has filed a petition for rulemaking proposing instead that the band be allocated for automatic meter reading and utility telemetry operations. Itron also has had discussions with the medical telemetry community concerning the possibility of sharing the band. There can be no assurance that these discussions will be successful, or that the FCC will adopt an allocation for the band that is compatible with Itron's business.

     The regulatory environment we operate in is subject to change. There can be no assurance that the FCC or Congress will not take regulatory actions in the future that would have a material adverse effect on us. See "Certain Risk Factors--Availability and Regulation of Radio Spectrum." We are also subject to regulatory requirements in international markets. These regulations, which vary by country, require modifications to our products, including operating on different frequencies with different power specifications.

Backlog of Orders

     Our twelve-month revenue backlog of unshipped factory orders at the end of 1999 and 1998 was approximately $50 million and $69 million, respectively, excluding amounts related to our contract with Duquesne. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
Duquesne  Contract".   We  expect  that  substantially  all  of  the  orders  in
twelve-month backlog at the end of 1999 will be shipped during 2000. In addition, we have multi-year contracts to supply radio meter modules and multi-year outsourcing arrangements with several customers. Total backlog, including revenues beyond the next twelve months, was $164 million and $195 million at December 31, 1999 and 1998, respectively, excluding amounts related to our contract with Duquesne. While backlog is one indicator of future revenues for us, our backlog fluctuates from quarter-end to quarter-end primarily as a result of the timing of large contracts. In recent years we have increased the amount of revenue derived from distribution channels for smaller utilities and municipalities. To the extent that future revenues are derived from this segment of the market, which typically has a smaller order size that may book and ship within the same quarter, or from service offerings verses product sales, backlog may not be as reliable an indicator of near-term revenues.

Environmental Regulations

     In the ordinary course of our business, we use metals, solvents, and similar materials which are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

Other

     We do not have any contracts with the federal government. Our business is not significantly seasonal.

Certain Risk Factors

     Dependence on Utility Industry; Uncertainty Resulting From Mergers and Acquisitions and Regulatory Reform: We derive substantially all of our revenues from sales of products and services to the utility industry. We have experienced variability of operating results, on both an annual and a quarterly basis, due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes in the state and federal regulatory frameworks within which the utility industry operates.

     The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

     The domestic electric utility industry is currently the focus of regulatory reform initiatives in virtually every state. These initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, in recent years, many utilities have delayed purchasing decisions that involve significant capital commitments. While we expect some states will act on these regulatory reform initiatives in the near term, and some states have, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on our business, financial condition and results of operations. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utility companies are pursuing merger and acquisition strategies. We have experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, such purchase decisions are put on hold indefinitely when merger negotiations begin. The pattern of merger and acquisition activity among utilities may continue for the foreseeable future. If such merger and acquisition activity continues at its current rate or intensifies, our revenues may continue to be materially adversely affected.

     Certain state regulatory agencies are considering the "unbundling" of metering and certain other services from the basic transport aspects of electricity distribution. Unbundling includes the identification of the separate costs of metering and other services and may extend to subjecting metering and other services to competition. For example, in California, the CPUC issued a decision that subjects metering, billing and related services to competitive supply. Other states, including Arizona, Nevada and Pennsylvania, have adopted or are adopting similar measures. The discontinuance of a utility's metering monopoly could have a significant impact upon the manner in which we market and sell our products and services. As the customer for our products and services could change from utilities alone to utilities and their competitive suppliers of metering services, we could also be required to modify our products and services (or develop new products and services) to meet the needs of the participants in a competitive meter services market.

     Recent Operating Losses: We have experienced operating losses in certain quarters of each of the past four years and may experience quarterly losses in 2000. There can be no assurance that we will maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, FCC or other governmental actions, timing and levels of development and other operating expenses, shifts in product or sales channel mix, and increased competition. Our operating margins have been adversely affected by excess manufacturing capacity. We expect competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors. For example, in the past, we entered into large network AMR contracts with Duquesne and Virginia Power with margins significantly below our historical margins due to the early stage of the our network products at the time those systems were shipped and installed, and due to competitive pressures.

     Customer Concentration: In some years, our revenues are concentrated with a limited number of customers, the identity of which changes over time. From time to time, we are dependent on large, multiyear contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on us.

     Dependence on New Product Development: We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment in order to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of our technologies or products. Development schedules for technology products are subject to uncertainty, and there can be no assurance that we will meet our product development schedules. We have previously experienced significant delays and cost overruns in the development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including changes in product definition during the development stage, changes in customer requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party-supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products, or the inability to successfully develop or acquire products that meet customer needs, could result in increased competition, the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on our business, financial condition and results of operations.

     Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts: A portion of the our business consists of outsourcing, wherein we install, operate and maintain AMR systems that we may continue to own in order to provide meter reading and other related services to utilities and their customers. We currently have four outsourcing contracts. The largest of the contracts, which is with Duquesne Light Company, involves network AMR. The other three contracts involve mobile AMR solutions and, in one of those cases, the system has been sold on a turnkey basis. We use the cost-to-cost percentage of completion method of accounting for our long-term outsourcing contracts which involves our having to estimate revenues and expenses into the future. To the extent we need to revise our estimates, our financial results can be adversely affected. For example, in 1999 we incurred approximately $24.1 million in charges related to revisions of our estimates on the Duquesne contract. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Revenues and Gross Margins and Note 3 to our accompanying financial statements." In addition, these long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on our part to meet contractual performance standards on a consistent basis over agreed time periods.

     In February 2000, we signed a non-binding memorandum of understanding with DQE, the parent company of Duquesne, for their purchase (by Duquesne or an affiliate) of our network-based AMR system in Pittsburgh which we were currently operating for Duquesne pursuant to our outsourcing contract with them. We expect to incur a loss of approximately $50 million in connection with this sale, which is reflected, in our 1999 financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues and Gross Margins."

     Increasing Competition: We face competitive pressures from a variety of companies in each of the markets we serve. In the radio-based network AMR market, companies such as CellNet, Whisper and Schlumberger currently offer alternative solutions to the utility industry and compete aggressively with us. The emerging market for two-way communications systems for advanced metering and billing for the utility industry, together with the potential market for the same kind of systems to provide energy delivery optimization and Internet connections to customers, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the our current and future product and service offerings. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services, to utilities and other industry participants.

     We  believe  that  several  large  suppliers  of  equipment,   services  or
technology to the utility industry may be developing competitive products for the AMR market. In addition, large meter manufacturers could expand their current product and services offerings so as to compete directly with us. To stimulate demand, and due to increasing competition in the AMR market, we have from time to time lowered prices on our AMR products and may continue to do so in the future. We also anticipate increasing competition with respect to the features and functions of our products. In the handheld systems market, we have encountered competition from a number of companies, resulting in margin pressures in the maturing domestic handheld systems business and in some international markets.

     Many of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical and manufacturing resources, and in some cases, greater name recognition and experience than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. For example, in February 2000, it was announced that CellNet would be filing for bankruptcy and that Schlumberger intended to acquire CellNet's assets. On a combined basis, they would account for roughly 20% of the market in terms of AMR meter module shipments to date. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow.

     Uncertainty of Market Acceptance of New Technology: The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market with any assurance. The AMR market has not grown as quickly in recent years as we expected. Further market acceptance of the our new AMR products and systems, will depend in part on our ability to demonstrate cost effectiveness, and strategic and other benefits, of our products and systems, the utilities' ability to justify such expenditures and the direction and pace of federal and state regulatory reform actions. In the event that the utility industry does not adopt our technology or does not adopt it as quickly as we expect, our future results will be materially and adversely affected. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions.

     Rapid Technological Change: The telecommunications industry, including the data transmission segment thereof, currently is experiencing rapid and dramatic technology advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, and private communications networks have greatly expanded communications capabilities and market opportunities. Many companies from diverse industries are actively seeking solutions for the transmission of data over traditional communications mediums, including radio-based and cellular telephone networks. Competitors may be capable of offering significant cost savings or other benefits to our customers. There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical.

     Availability and Regulation of Radio Spectrum: A significant portion of our products use radio spectrum and in the United States are subject to regulation by the U.S. Federal Communications Commission (the "FCC"). Licenses for radio frequencies must be obtained and periodically renewed, and there can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or Congress will not adopt additional changes in the future. For example, in July 1999, the FCC instituted a freeze precluding new licenses in a band used for certain of our AMR products, and the freeze remained in effect until January 2000. During the time that our customers were unable to obtain new licenses and our business was adversely affected. There can be no assurance that the FCC will not take similar actions in the future.

     We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products, and there can be no assurance that we would be able to modify our products to meet such requirements, that we would not experience delays in completing such modifications or that the cost of such modifications would not have a material adverse effect on our future financial condition and results of operations.

     Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for the use we intend. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, tour business will be materially adversely affected.

     We are also subject to regulatory requirements in international markets that vary by country. To the extent we wish to introduce products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and power specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products.

     Dependence on Key Personnel: Our success depends in large part upon our ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on our business. Our success depends upon our ability to continue to attract and retain highly qualified personnel in all disciplines. There can be no assurance that we will be successful in hiring or retaining the requisite personnel.

     Intellectual Property: While we believe that our patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Despite our efforts to safeguard and maintain our proprietary rights, there can also be no assurance that such rights will remain protected or that our competitors will not independently develop patentable technologies that are substantially equivalent or superior to our technologies.

     Dependence  on  Key  Vendors,   Components,   and  Internal   Manufacturing
Capabilities: Certain of our products, subassemblies and components are procured from a single source, and others are procured only from limited sources. Our reliance on such components or on these limited or sole source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In particular, we currently obtain the majority of our handheld devices from one vendor located in the United Kingdom. Also, we may be affected by worldwide shortages of certain components such as capacitors, inductors and certain types of memory and discrete semiconductor devices. A significant price increase in certain components or subassemblies could have a material adverse effect on our results of operations. Although we believe alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from our sole- or limited-source vendors or subcontractors, our inability to develop alternative sources of supply quickly or cost-effectively could materially impair our ability to manufacture our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations. In the event of a significant interruption in production at our manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production lines were affected, such a break in production would have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Outsourcing Financing: We intend to utilize limited recourse, long-term, fixed-rate project financing for our future outsourcing contracts. We have established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plan to establish bankruptcy-remote, single and special purpose subsidiaries of Itron Finance, Inc. for this purpose. Although we completed a project financing facility for an AMR project in 1997, and we currently have a commitment for a project financing that we expect to close in 2000, there can be no assurance that we will be able to close the current commitment or effect other project financing facilities. If we are unable to utilize limited recourse, long-term, fixed-rate project financing for our outsourcing contracts, our borrowing capacity will be reduced, and we may be subject to the negative effects of floating interest rates if we cannot hedge this exposure.

     International Operations: International sales and operations may be subject to risks such as the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect our products to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

     Anti-takeover Considerations: We have the authority to issue 10 million shares of preferred stock in one or more series and to fix the powers, designations, preferences, and relative, participating, optional or other rights thereof without any further vote or action by our shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of our Restated Articles of Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or may limit the price certain investors may be willing to pay in the future for our shares of Common Stock.

     Regulatory Compliance: We are subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce our products. We believe that we are currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our production processes, cessation of operations, or other actions which could materially and adversely affect our business, financial condition, and results of operations. In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim will not arise in the future, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

Item 1a: EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with the Company, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of March 15, 2000.


         Name                               Age      Position

         Current Officers:

         LeRoy D. Nosbaum                    51     President and Chief
                                                    Executive Officer

         Robert D. Neilson                   43     Chief Operating Officer

         Andrew H. Alpert                    35     Vice President and General
                                                    Manager, Water & Public
                                                    Power Systems

         William L. Brown                    51     Vice President, Competitive
                                                    Resources

         Russel N. Fairbanks, Jr.            56     Vice President and General
                                                    Counsel

         John W. Hengesh                     45     Vice President and General
                                                    Manager, Natural Gas Systems

         Randi L. Neilson                    37     Vice President, Marketing

         David G. Remington                  58     Vice President and Chief
                                                    Financial Officer

         Jemima G. Scarpelli                 41     Vice President, Investor
                                                    Relations and Corporate
                                                    Communications

         Dennis A. Shepherd                  51     Vice President and General
                                                    Manager, EIS Systems

         Past Officers:

         Michael J. Chesser                  51     Chairman, President, and
                                                    Chief Executive Officer

     LeRoy Nosbaum was named President and Chief Executive Officer in March 2000. Previously, he had been Chief Operating Officer. LeRoy joined Itron in March 1996 and had Vice President responsibilities covering manufacturing, product development, operations and marketing before being promoted to Chief Operating Officer. Before joining us, LeRoy was Executive Vice President and General Manager of Metricom, Inc.'s UtiliNet Division, and held a variety of positions with Metricom from 1989 to 1996. Prior to joining Metricom, he was employed by Schlumberger, Ltd. and Sangamo Electric for 20 years, most recently as General Manager of the Integrated Metering Systems Division of Electricity Management--North America, an operating group of Schlumberger.

     Rob Neilson was named Chief Operating Officer in March 2000. Previously, he had been Vice President, Strategy and Business Development since October 1997 and Vice President, Marketing from 1993 to 1997. He joined Itron in 1983 as manager of market development and planning, and served as Director of Marketing from 1987 to 1993. As Director of Marketing, Rob's responsibilities included marketing for AMRplus Partners.

     Andrew Alpert became Vice President and General Manager, Water & Public Power Systems in January 2000. With Itron since 1996, Andrew was previously Vice President Customer Solutions and Business Development. Prior to Itron, Andrew was an Associate Director in the Communications and Electronics practice at A.T. Kearney/EDS, a Manager in the consulting practice of Deloitte and Touche, and worked at GTE Telephone Operations in network planning, engineering, and operations.

     Bill Brown was named Vice President, Competitive Resources in January 2000 and has responsibility for human resources, information systems, corporate training, facilities and security. Bill joined Itron in 1997 as Vice President, Network Systems Operations responsible for deploying Itron's radio-based network AMR systems. He later became Vice President, Residential Systems Operations where he assumed responsibility for customer service as well as project management for all domestic AMR systems. Prior to joining Itron, Bill served in numerous operational assignments with the federal government throughout the world, including serving as the U.S. Defense Representative to the government of Norway, and as a senior advisor on defense matters to the U.S. Ambassador to Honduras.

     Russ Fairbanks joined Itron in January 2000 as Vice President and General Counsel. Previously, Russ served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits. Prior to that, he was Vice President, General Counsel and Secretary for Cyrix Corporation, a manufacturer of high performance X-86 microprocessors from 1993 until 1997 when Cyrix became a subsidiary of National Semiconductor. Russ was with EDS corporation from 1985 to 1993 and served in a variety of corporate law and strategic roles.

     John Hengesh has been with Itron since 1984 and became Vice President and General Manager, Natural Gas Systems in January 2000. He has served in a number of positions with Itron covering sales, marketing, hardware and software development, manufacturing, quality and customer and field support. He was most recently Vice President Handheld, Mobile and Telephone Solutions, and previous to that was General Manager for Itron Telephone Solutions in Boise. Prior to joining Itron, John was the western regional sales manager for the Computer Products Division of General Instrument.

     Randi Neilson was named Vice President, Marketing in January 2000 and has responsibility for all marketing communications, market research, product management, regulatory and marketing support. Randi joined Itron in 1990 and has served in a number of positions, most recently as Director of Solutions and Product Marketing where her responsibilities included product marketing, program management, installation and servicing of Itron's radio-based network AMR products as well as marketing communications. Prior to joining Itron, Randi was the Director of Marketing for American Sign and Indicator, a leading supplier of electronic signage and scoreboard systems.

     Dave  Remington  joined  Itron in early  1996 as Vice  President  and Chief
Financial Officer. Before joining Itron, Dave was an investment banker and Managing Director at Dean Witter Reynolds Inc. or Dean Witter Realty Inc. from 1988 to 1996. Previously, he spent 15 years in the financial services industry and two years with a high technology firm. During this time, he was Vice President-Finance, and later President, of Steiner Financial Corporation and the founding President of one if its subsidiaries.

     Mima Scarpelli was promoted from Director to Vice President, Investor Relations and Corporate Communications in January 2000. She has responsibilities for all investor relations activities, employee communications, and corporate communications activities. Mima has been with Itron since 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller before assuming her present responsibilities in 1995. Prior to joining Itron, Mima was a CPA and audit manager with the Seattle office of Deloitte & Touche.

     Dennis Shepherd was named Vice President and General Manager, Energy Information Systems in January 2000. Prior to assuming his present position, he was Vice President, Commercial & Industrial Systems since July 1998. Dennis joined Itron as Vice President of Marketing and Sales of Utility Translation Systems, Inc. in March 1996, when Itron acquired UTS. Dennis worked for UTS for 11 years where he led the company's sales and marketing and product planning activities. Prior to joining UTS, Dennis was an industrial engineer and marketing representative for Westinghouse Electric Corporation.

     Mike Chesser was President and Chief Executive Officer of Itron from June 1999 until March 2000 when he resigned to become Chief Executive officer and president of GPU Energy. Prior to joining Itron, he was with Atlantic Energy Inc., the holding company for Atlantic City Electric and other companies, where he served as President and Chief Operating Officer from 1994 to 1998. Prior to that, Mike spent 23 years with Baltimore Gas & Electric where he held a number of executive positions in the areas of marketing and customer service, including all metering, billing and collection activities.



Item 2: PROPERTIES

     Our headquarters are located in approximately 137,000 square feet of owned space in Spokane, Washington, including 50,000 square feet of manufacturing space. We are in the process of subleasing the majority of the manufacturing space in this facility to a subcontract manufacturer who will manufacture most of our low volume hardware products. We also own a building adjacent to our Spokane facility with approximately 28,000 square feet of manufacturing and office space. We intend to sell or sublease this facility. In Raleigh, North Carolina, we own approximately 24,000 square feet and are leasing an additional 25,000 square feet used for activities related to our EIS Systems business. In Waseca, Minnesota, we lease 86,000 square feet of manufacturing and engineering space. In late 1998, we began relocating activities from our facility in Lakeville, Minnesota to the Waseca facility and have sub-leased approximately 40% of the 32,000 square feet in the Lakeville facility. We have approximately 54,000 square feet of leased space in various cities in North America for sales and service including 14,000 square feet of leased space in Pittsburgh, Pennsylvania which is used for our operations and maintenance of our outsourcing activities at Duquesne. Additionally, we lease sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. Our 1999 aggregate domestic and international base monthly lease obligation was approximately $135,000. All the above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

Item 3:  LEGAL PROCEEDINGS

     On October 3, 1996, the Company filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota, alleging that CellNet is infringing on its United States Patent No. 5,553,094, entitled "Radio Communication Network for Remote Data
Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgment that had previously been filed by the Company and CellNet. In its decision, the Court held the Company's patent valid, but not infringed. The Company believes the non-infringement decision was incorrect and has filed an appeal. The appeal is currently stayed as a result of CellNet's filing for bankruptcy protection. The Company is seeking a lift of the stay. There can be no assurance that the Company will prevail on appeal in this action or, even if it does prevail, that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

     On April 29, 1997, CellNet served the Company with a complaint alleging patent infringement in the United States District Court for the District of California. CellNet sought injunctive relief and damages. On November 2, 1998, the District Court ruled in the Company's favor that none of the Company's accused products infringed any of the asserted claims in CellNet's patent, and the Court of Appeals for the Federal Circuit affirmed the ruling. The case was returned to the District Court for disposition of the Company's counterclaim of invalidity, and motion for attorney's fees, and then stayed as a result of CellNet's filing for bankruptcy protection.

     On May 29, 1997, the Company and its then President and Chief Executive Officer, Johnny M. Humphreys, were served with a complaint alleging securities fraud filed by Mark G. Epstein (Epstein v Itron, et al.) on his own behalf and alleged to be on behalf of a class of all others similarly situated, in the U.S. District Court for the Eastern District of Washington (Civil Action No. CS-97-214 RHW). The complaint alleges, among other matters, that the Company and Mr. Humphreys violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making allegedly false statements regarding the development status, performance and technological capabilities of its Fixed Network AMR system and regarding the suitability of its encoder receiver transmitter devices for use with an advanced Fixed Network AMR system. The complaint sought monetary damages, costs and attorneys' fees and unspecified equitable or injunctive relief. On March 10, 1999, the Court certified this action as a class action on behalf of all purchasers of the Company's common stock between September 11, 1995 and October 22, 1996.

     On June 3, 1999 the Company reached an agreement to settle the lawsuit by a payment to the plaintiff class of $12 million, all of which was funded by insurance proceeds. The court finally approved the settlement on November 19, 1999. Neither the Company nor Mr. Humphreys have admitted wrongdoing or any liability and none has been found by the court.

     On April 3, 1999, the Company served Ralph Benghiat, an individual, with a Complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed. Benghiat has filed a counterclaim alleging patent infringement in the United States District Court for the District of Minnesota. The patent infringement allegations relate to certain of the Company's handheld meter reading technology. The matter is currently in the discovery stage with a ready trial date in October, 2000. While the Company believes the allegations of infringement are incorrect, there can be no assurance that it will prevail in this matter, or that if it does prevail, that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

     The Company is not involved in any other material legal proceedings.

Item 4:  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 1999.

PART II


Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

Market Information for Common Stock

     Itron's common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low closing sales prices for all four quarters of 1999 and 1998 as reported by the NASDAQ National Market.

                                            1999                              1998
                              --------------------------------------------------------------------
                                    HIGH             LOW              HIGH             LOW
                              --------------------------------------------------------------------
        First Quarter               $9.56            $6.88           $21.69           $15.69
        Second Quarter               9.50             6.75            20.63            12.75
        Third Quarter                8.88             5.88            13.50             6.38
        Fourth Quarter               6.94             4.25             9.50             4.63



Holders

     At March 15, 2000, there were approximately 600 holders of record of our Common Stock.

Dividends

     We have never declared or paid cash dividends. We intend to retain future earnings, if any, for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6: SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                         Year Ended December 31,
Statement of Operations Data                           1999           1998             1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Revenues
  AMR systems                                          $111,449        $164,148         $143,472      $129,576       $ 98,724
  Handheld systems                                       69,557          53,957           49,409        45,084         60,952
  Outsourcing                                            12,406          23,297           23,236         2,924          1,659
                                                    ------------   -------------  ---------------  ------------  -------------
  Total revenues                                        193,412         241,402          216,117       177,584        161,335

Cost of revenues                                        200,104         164,599          135,359       104,708         89,596
                                                    ------------   -------------  ---------------  ------------  -------------

Gross profit                                            (6,692)          76,803           80,758        72,876         71,739

Operating expenses
  Sales and marketing                                    27,780          26,668           29,613        28,847         20,054
  Product development                                    26,764          33,493           32,220        33,285         27,080
  General and administrative                             13,497          12,834           12,064        10,970          7,589
  Amortization of intangibles                             1,986           2,261            2,190         1,542          2,336
  Restructuring charges                                  16,686           3,930                -             -              -
                                                    ------------   -------------  ---------------  ------------  -------------
  Total operating expenses                               86,713          79,186           76,087        74,644         57,059

Operating income (loss)                                (93,405)         (2,383)            4,671       (1,768)         14,680

Other income (expense)
  Equity in affiliates                                    (600)         (1,154)          (1,120)          (50)              -
  Gain on sale of business interests                          -               -            2,000             -              -
  Interest, net                                         (6,261)         (6,508)          (3,916)         (316)          1,721
                                                    ------------   -------------  ---------------  ------------  -------------
  Total other income (expense)                          (6,861)         (7,662)          (3,036)         (366)          1,721
                                                    ------------   -------------  ---------------  ------------  -------------

Income (loss) before taxes and extraordinary          (100,266)        (10,045)            1,635       (2,134)         16,401
    item
Income tax benefit (provision)                          28,010           3,820            (625)           670        (5,250)
                                                    ------------   -------------  ---------------  ------------  -------------
Net income (loss) before extraordinary item            (72,256)         (6,225)            1,010       (1,464)         11,151
Extraordinary gain on early extinguishment of
   debt, net of income taxes of $1,970                    3,660               -                -             -              -
                                                    ------------   -------------  ---------------  ------------  -------------
                                                    ------------   -------------  ---------------  ------------  -------------
Net income (loss)                                     $(68,596)       $ (6,225)          $ 1,010      $(1,464)        $11,151
                                                    ------------   -------------  ---------------  ------------  -------------
Earnings per Share
Basic
  Income (loss) before extraordinary item                $ (4.87)       $ (.42)           $  .07       $ (.11)         $ .85
  Extraordinary item                                          .25             -                -             -              -
                                                     -------------  ------------  ---------------  ------------  ------------
  Basic net income (loss) per share                      $ (4.62)       $ (.42)           $  .07       $ (.11)        $  .85
                                                     -------------  ------------  ---------------  ------------  ------------
Diluted
  Income (loss) before extraordinary item                $ (4.87)       $ (.42)           $  .07       $ (.11)        $  .81
  Extraordinary item                                          .25             -                -             -             -
                                                     -------------  ------------  ---------------  ------------  ------------
  Diluted net income (loss) per share                    $ (4.62)       $ (.42)           $  .07       $ (.11)        $  .81
                                                     -------------  ------------  ---------------  ------------  ------------
Average number of shares outstanding
  Basic                                                    14,851        14,668           14,118        13,297        13,095
  Diluted                                                  14,851        14,668           14,562        13,297        13,775
Balance Sheet Data
  Working capital                                        $ 44,260      $ 54,230         $ 68,307      $ 26,239      $ 64,536
  Total assets                                            192,079       247,755          240,211       186,671       149,718
  Total debt                                               74,998        92,197           73,814        39,502         5,668
  Shareholders' equity                                     47,525       115,022          120,427       114,222       111,273


Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto.

Overview

     Itron is a leading provider to the energy and water industry of integrated systems solutions for collecting, communicating, analyzing and managing information about energy and water usage. We design, develop, manufacture, market, install and service hardware, software and integrated systems that enable customers to obtain, analyze and use meter data. Our major product lines include Automatic Meter Reading ("AMR") systems and electronic meter reading or Handheld systems. We both sell our products and provide outsourcing services.

     Effective January 2000, we reorganized internally around strategic business units ("SBUs") focused on the customer segments that we serve. These include Natural Gas Systems, Water and Public Power Systems, Electric Systems, International Systems and Energy Information Systems. We have also created an SBU focused on potential new business. Future reporting of financial and operating results will include information about SBU results.

     Our AMR solutions primarily utilize radio and telephone technology to collect meter data and include Off-Site AMR, Mobile AMR and Network AMR technology reading options. Off-Site AMR utilizes a radio device attached to an Itron handheld computer that collects data from meters equipped with our radio meter modules. Mobile AMR uses a transceiver in a vehicle to collect data from meters equipped with our radio meter modules as the vehicle passes by. We offer a number of Network AMR solutions that utilize radio, telephone, cellular, or a combination of these technologies, to collect and transmit meter information from a variety of fixed locations. Our handheld systems product line includes the sale and service of ruggedized handheld computers and supporting products that record visually obtained meter data. Outsourcing services typically involve the installation, operation and/or maintenance of systems that provide meter information for billing and management purposes. Outsourcing contracts usually cover long timeframes and typically involve contracts in which we own, operate and maintain the system for a periodic fee.

     We currently derive substantially all of our revenue from product sales and services to utilities. However, we have done business with other utility industry participants such as energy service providers and end user customers, and we may see an increasing percentage of sales to these customers. We have experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. In recent years these delays have generally resulted from changes or potential changes to the federal and state regulatory frameworks in the electric utility industry, and mergers and acquisitions in the utility industry.

     Prior to 1999, our growth was driven primarily by new product introductions and by acquisitions of businesses or technologies for the AMR market. We expected the AMR market prior to 1999 to grow much faster than it did and invested in manufacturing capacity and product development to support that growth. Partly as a result of slower overall market growth than expected, we incurred losses for five of the last eight quarters. With minimal overall AMR market penetration, we believe that there are still tremendous growth opportunities in that market.

     In 1998 we initiated some limited restructuring measures to reduce costs and improve operating efficiencies. In 1999, we aggressively extended our restructuring activities to further reduce spending and to provide greater focus. These restructuring activities are described in more detail below and have resulted in significant changes, which will enable us to be profitable in 2000.

Results of Operations

Revenues

     The following table shows our revenue and percent change from the prior year by type of system or service.

                                                                  Year Ended December 31,
====================================================================================================================================
(in millions)                                        1999          Change             1998          Change             1997
-----------------------------------------------------------------------------------------------------------------------------------
AMR systems                                        $111.4           (32)%           $164.1             14%           $143.5
Handheld systems                                     69.6             29%             54.0              9%             49.4
Outsourcing                                          12.4           (47)%             23.3              3%             23.2
                                              ------------                     ------------                    -------------
Total revenues                                     $193.4           (20)%           $241.4             12%           $216.1
                                              ------------                     ------------                    -------------


1999 compared to 1998

     1999 marked the first year in our history in which AMR systems revenues declined from the previous year. The largest decrease in AMR revenues was in the electric segment of the market, which is our market segment most impacted by deregulation and industry consolidation. Also affecting AMR revenues for 1999 was an order issued by the FCC mid-year, which temporarily restricted our customers' abilities to get access to radio licenses required to use certain of our AMR products and therefore resulted in lower AMR revenues in the last half of 1999. The order was lifted shortly before the end of 1999. We shipped 435,000 electric meter modules in 1999, down 50% from the 870,000 units shipped in 1998. The largest factor impacting this was that in 1998, we had a very large order with one electric utility customer for a network AMR system covering over 400,000 meters that we did not replace with a similar sized order in 1999. Additionally, 1999 revenues from that same customer were reduced by a $4.2 million price concession related to a number of changes in the customer's requirements for the system, including the elimination of their need for meter-level outage information.

     Both gas and water meter module shipment  volume  increased in 1999 and was
1.3 million units total on a combined basis, representing an 8% increase over 1998. We believe revenues in our gas business will be somewhat flat or slightly lower in 2000 compared to 1999 as we complete shipments on a contract to a single large gas utility in the first half of 2000. We expect to continue to see good growth in our water market as only 2% of meters in this market are currently automated.

     AMR revenues  from the sale of products in our Energy  Information  Systems
(EIS) market increased 38% to $16 million in 1999. EIS systems include products for large commercial and industrial (C&I) customers of utilities, such as power billing systems, as well as products and systems for deregulated environments to manage wholesale market settlement transactions. We believe that we will continue to experience good growth in the EIS market as products and systems aimed at C&I customers (the largest users of energy and water) and wholesale markets will be of increasing importance as deregulation of the energy marketplace continues.

     Handheld systems revenues increased 29% over 1998 from increased volume to both North American and International markets. Customer upgrades to handheld systems that were Y2K compliant and sales of our portable network ("PN") radio card, a new product introduced in late 1998, drove the increase. We expect to have future handheld systems revenues from upgrades and replacements of systems in North America and from further penetration into International markets. We expect revenues from these systems to be somewhat flat over the long term.

     Outsourcing revenues, which are included in our finance segment, declined 47%, or $11 million, in 1999. We use the cost-to-cost percentage-of-completion method of accounting for outsourcing contracts and about $6.6 million of the decrease resulted from an adjustment to our estimates of revenues to be received in providing meter reads under our contract with Duquesne Light Company ("Duquesne"). This contract is a 15-year outsourcing agreement, in which we own and operate a network AMR system, and provide information from that system to Duquesne. We update our estimates every quarter for our outsourcing contracts and as required by the percentage of completion accounting method, record any material changes in estimates in the quarter they are determined. We recorded the $6.6 million reduction in outsourcing revenues in the fourth quarter for changed estimates on the Duquesne contract. Subsequent to December 31, 1999, we entered into a non-binding MOU with Duquesne to sell the system to them. See additional comments below under "Gross Margin" and Note 3 to our accompanying financial statements.

     Assuming the sale to Duquesne is completed and no other large outsourcing agreements are signed, we expect our outsourcing revenues to decrease significantly in 2000.Additional information about revenues is provided in Note 15 of our accompanying financial statements.

1998 compared to  1997

     In 1998, AMR systems revenues increased 14%, or $20.7 million, over 1997. The increased revenues were primarily the result of shipments to, and installation of, a large network system for one electric utility. Substantially all shipments and installations under this contract were completed by the end of 1998. Sales of new AMR hardware, primarily for water meters, and software products introduced in 1997 also contributed to the increase.

     Handheld systems revenues increased $4.5 million, or 9%, in 1998 over 1997. The increased revenues came from sales of the new PN cards for handheld computers. PN cards are credit card sized radio devices, that provide remote reads of meters equipped with Itron radio meter modules. 1998 also had a higher proportion of software and service revenue than 1997.

     Outsourcing revenues in 1998 remained fairly level with 1997. The majority of outsourcing revenues for 1998 were related to the Company's contract with Duquesne.

Gross Margin

     Our gross margin was (3)% in 1999 compared to 32% in 1998 and 37% in 1997. The table below reflects gross margin as a percentage of corresponding revenue and the percentage change from the prior year.


                                                                   Year Ended December 31,
============================================================================================================================
                                                                   Increase                          Increase
                                                      1999        (Decrease)            1998        (Decrease)          1997
----------------------------------------------------------------------------------------------------------------------------
AMR systems                                            31%             3%               28%           (13%)              41%
Handheld systems                                       43%           (6%)               49%             16%              33%
Outsourcing operations cost                         (172)%         (188%)               16%            (6%)              22%
Outsourcing - loss on
  project sale                                      (402)%              -                 -               -                -
Total gross margin                                    (3)%          (35%)               32%            (5%)              37%


1999 compared to 1998

     There were a number of significant charges affecting gross margins in 1999. These included a $49.8 million charge for the write-down of outsourcing assets related to the proposed sale of those assets to Duquesne (see additional discussion under outsourcing gross margins below), a $6.6 million reduction in revenue and a $17.5 million increase to cost of sales for the impact of changes in estimates to complete the Duquesne contract (see additional discussion under the "Revenues" caption above and outsourcing gross margins below), the $4.2 million sales concession mentioned under the "Revenues" caption above, and $2.9 million of forward losses on AMR development contracts in Europe in which we now expect costs to exceed the committed funding. The international forward losses were discovered in our analysis of European operations during the fourth quarter of 1999, at which time it was determined that we had significantly underestimated the development efforts needed to complete our commitments under four development contracts. The total of the above items is approximately $81 million, and without them, gross margin for the year would have been closer to the level reported for 1997.

     Overall AMR systems gross margin in 1999 improved as a percentage of revenue, but declined in total dollars, due to lower sales volumes. AMR margins would have been even higher as a percentage of revenues without the sales concession and international forward losses discussed above. Margins on the large network system in 1998 for the electric utility mentioned in the revenues discussion above were significantly lower than normal, and the 1999 margin improvement reflects the absence of that lower margin business.

     We shipped approximately 1.9 million meter modules in 1999, down approximately 20% from 1998. Reduced capacity utilization has burdened overall gross margins in recent years. Our 1999 restructuring actions included the consolidation of high volume manufacturing operations from Spokane, Washington and Boise, Idaho into our Waseca, Minnesota plant (see discussion below under "Restructuring"). The consolidation was substantially completed in the fourth quarter of 1999 and we expect to reduce annual manufacturing costs by $4 to $5 million as a result of these actions.

     Handheld gross margins decreased to 43% of revenues in 1999 from 49% in 1998. In 1999, handheld systems revenues were mostly from upgrade and replacement sales, which typically have lower net selling prices. In addition, each sale of upgrade/replacement systems initiates a new warranty period for the customer where we do not receive post-sale service revenue for a period of time, typically one year. The mix of sales between North American and International customers, and the size of the systems sold, can also significantly affect handheld systems gross margins.

     Outsourcing gross margins were negative (574%) in 1999 because of an expected loss on the sale of our outsourced network AMR system at Duquesne to an affiliate of Duquesne, and because of additional accruals in 1999 for estimated costs to complete our remaining obligations for this customer. These two items had the impact of reducing outsourcing gross profits by approximately $67.3 million.

     On February 8, 2000, we entered into a Memorandum of Understanding ("MOU") with DQE, the parent of Duquesne Light Company, to sell them (or an affiliate of theirs) our network AMR system that provides Duquesne with meter information for billing and other purposes for their customers in the Pittsburgh area. The sale, which is dependent upon satisfactory completion of due diligence and is scheduled to close in late March or early April 2000, provides for a cash payment of $33 million for the purchase of the system. The expected $49.8 million loss resulting from this sale has been recognized in 1999 in outsourcing cost of sales, consisting primarily of a write-off of all of the Duquesne contract receivables (current and non-current, net of certain liabilities), which was approximately $31.2 million, and an $18.6 million impairment charge for the assets being sold. In connection with the sale, we will enter into a warranty and maintenance agreement under which Duquesne will pay us for the period from closing through December 31, 2013, for certain defined services related to the equipment.

     We use the cost-to-cost percentage of completion method of accounting for our long-term outsourcing contracts which involves our having to estimate revenues and expenses, typically for periods of ten to fifteen years into the future. During the fourth quarter of 1999, in connection with our normal practice of reviewing estimates for the Duquesne contract, and in the first quarter of 2000, in connection with due diligence on the above sale, we determined that we needed to increase our estimates for future costs, primarily for ongoing maintenance and support activities, and to decrease our revenue estimates for future services related to advanced services reads. We estimate that we will incur approximately $24 million in expenditures between now and December 31, 2013 to complete all remaining obligations to Duquesne. Our remaining expenditures will be partially offset by approximately $10 million that we will receive from Duquesne over that period for warranty and maintenance services.

     In the fourth quarter of 1999, to reflect the changes in estimates for our outsourcing contract as well as obligations under the warranty and maintenance agreement, we recorded a $6.6 million reduction in outsourcing revenues and accrued an additional $17.5 million forward loss accrual which is reflected in outsourcing cost of sales. See additional details on this transaction in "Revenues" above, "Financial Condition" below and in Note 3 to our accompanying financial statements.

1998 compared to 1997

     AMR systems margins were 28% of AMR systems revenues in 1998 compared to 41% in 1997 and 1996. This margin decline is primarily the result of the large network system for the electric utility customer at substantially lower margins and a higher level of installation activities, which tend to have lower margins, in 1998. The large lower margin contract was primarily driven by the early life cycle status of our network products and related installation activities at that time.

     Handheld systems margins of 49% in 1998 were significantly better than the 33% experienced in 1997. The increased margins in 1998 were due to a higher component of total revenues derived from software and services, which tend to have higher margins, and a new higher margin hardware product. Additionally, handheld systems margins were down in 1997 because of a lower than average margin sale to a large international customer.

     Outsourcing margins dropped to 16% in 1998 from 22% in 1997. The decreased margins were due to a larger portion of outsourcing revenues from our contract with Duquesne. Outsourcing revenues in 1997 were also largely derived from Duquesne revenues; however, overall outsourcing margins in 1997 were better than in 1998 because one customer converted its outsourcing contract to a purchase that resulted in a one-time gain.

Operating Expenses

     Total 1999 operating expenses increased to $86.7 million from $79.2 million in the prior year mostly due to increased restructuring charges.

                                                                   Year Ended December 31,
=============================================================================================================================
                                                                   Increase                        Increase
(in millions)                                         1999        (Decrease)           1998        (Decrease)           1997
-----------------------------------------------------------------------------------------------------------------------------
Sales and marketing                                  $27.8             4%             $26.7           (10%)            $29.6
Product development                                   26.8          (20%)              33.5              4%             32.2
General and administrative                            13.5             5%              12.8              6%             12.1
Amortization of intangibles                            2.0          (12%)               2.3              3%              2.2
Restructuring charges                                 16.6           325%               3.9               -                -
                                               ------------                     ------------                     ------------
Total operating expenses                             $86.7            10%             $79.2              4%            $76.1
                                               ------------                     ------------                     ------------

1999 compared to 1998

     Sales and marketing expenses increased 4% in 1999 to represent 14% of revenues, up from 11% of revenues in 1998. Most of the increased expenses were caused by staff additions for our EIS systems product marketing, sales and sales support activities. As noted above, sales for this market increased 38% in 1999. Total sales and marketing expenses in 2000 are expected to remain relatively flat.

     1999 product development expenses decreased 20% from 1998 as a result of our restructuring activities. During 1999 we consolidated our handheld, mobile, network and AMR telephone development operations into one group, resulting in the closure of development operations in Minnesota and California. We also announced a plan to consolidate our Boise, Idaho operations, and sharply reduce our European development activities not related to our core business over the course of 2000. Product development expenses are expected to decline slightly in 2000.

     General and administrative expenses were up 5% in 1999 over 1998, primarily from recruiting and relocation expenses. Overall general and administrative expenses are expected to remain relatively level in 2000.

     Amortization of intangibles decreased slightly in 1999 and is expected to remain approximately level in 2000. Additional information about operating expenses by business segment is provided in Note 15 of our accompanying financial statements.


Restructuring
     Restructuring   expenses  of  $16.7  million  in  1999  were  incurred  for severance, facility closures, and the disposition of excess manufacturing equipment (see Note 2 to our accompanying financial statements). Restructuring actions taken during 1999 included: 1) consolidation of high volume manufacturing operations from three locations to one; 2) a reduction of meter reading hardware and software platforms supported, and consolidation of geographically diverse development operations; 3) substantial repositioning of operations in Europe to reduce the scope of development activities and change from a direct sales approach to one that is more distributor based; and 4) key changes in the executive management team. Approximately 300 people were terminated as part of the 1999 restructuring activities, half of which were in manufacturing, 25% in product development, and the rest in sales and marketing, and general and administrative functions. We expect to replace about 100 manufacturing positions as part of the consolidation of high volume manufacturing operations in our Waseca, Minnesota plant. Management positions accounted for about 25% of the total staff reductions.

     We expect the restructuring measures to reduce annual manufacturing costs by $4 to $5 million with much improved capacity utilization. We also expect to reduce annual operating expenses by a like amount; however these reductions will be offset by payments of approximately $1 million in project completion bonuses and relocation payments for key personnel, and may be further partially offset by investments in new business initiatives and by incentive compensation, to the extent it is earned based on our financial and operating performance. We believe our restructuring measures will provide for a return to profitability for the year 2000.

1998 compared to 1997

     Sales and marketing expenses in 1998 decreased $2.9 million from 1997 and decreased as a percentage of revenues from 14% to 11%. The lower expenses in 1998 resulted from: 1) a corporate reorganization in 1997 that redefined certain jobs previously classified as sales and marketing to general and administrative; and 2) a greater utilization of sales support personnel for revenue-producing activities, resulting classification of those expenses as cost of sales.

     Product development expenses in 1998 increased by $1.3 million, or 4%, over 1997 but decreased as a percentage of revenues from 15% to 14%. The lower expenses as a percent of revenue were caused by restructuring activities in the third quarter of 1998 where we eliminated approximately 150 positions, most of which were in product development.

     General and administrative expenses in 1998 increased approximately $770,000, or 3%, over 1997, but decreased as a percentage of revenues to 5% from 6%. The increased expenses in 1998 were primarily due to the reclassification of expenses discussed in sales and marketing above.

Restructuring

     In the third quarter of 1998 we began to implement restructuring measures to reduce costs and improve operating efficiencies. These measures resulted in $3.9 million in restructuring charges (see Note 2 to our accompanying financial statements.) Restructuring measures involved the elimination or consolidation of approximately 150 positions, primarily product development, the write-off of certain intangible assets due to a reduction in the scope of planned technology development, consolidation of some of our facilities and discontinuation of a jointly owned entity.


Other Income (Expense)

                                                                      Year Ended December 31,
==============================================================================================================================

(in millions)                                                     1999                      1998                        1997
------------------------------------------------------------------------------------------------------------------------------
Equity in affiliates                                            $(0.6)                    $(1.2)                      $(1.1)
Gain on sale of business interest                                    -                         -                         2.0
Interest, net                                                    (6.3)                     (6.5)                       (3.9)
                                                           ------------              ------------              --------------
Total other income (expense)                                    $(6.9)                    $(7.7)                      $(3.0)
                                                           ------------              ------------              --------------

     Over the three-year period, we have had a shared ownership interest in three entities, which have been accounted for using the equity method. These entities provide specialized services, such as installation, load profiling, and meter reading services, or act as distributors for our products in specific utility market segments. Equity in affiliates' net operating losses decreased markedly in 1999 due to improved sales of products through one entity and curtailed operations of another entity. In 1997 we recorded a $2 million gain on the sale of our ownership interest in a jointly owned entity. In March 2000, we sold our interest in another entity to our partner for $400,000, resulting in a gain of approximately $170,000.

     Net interest expense in 1999 decreased slightly from 1998 due to lower average short-term borrowings. Additionally, in the first quarter of 1999 we completed an offer to exchange convertible subordinated notes for new notes carrying a lower conversion price. The offer is described further below under "Extraordinary Item." The effect of the exchange offer was to reduce the principal amount of outstanding notes, thereby also reducing annual interest expense. Interest expense increased in 1998 over 1997 due to the original issuance of the convertible subordinated notes. See Note 5 to our accompanying financial statements. We capitalized $260,000 of interest costs in 1998 related to the construction of outsourcing projects in that year, down from $994,000 capitalized in 1997. No interest was capitalized in 1999.

Income Taxes

     The effective income tax rate in 1999 decreased to 28% from the 38% rate recorded in 1998 and 1997. The lower effective rate in 1999 resulted from valuation allowances provided for certain domestic tax credits and international net operating losses, which may be subject to expiration before they can be utilized. Our effective income tax rate may vary from year to year because of fluctuations in foreign operating results, changes in valuation allowances on deferred tax assets, new or revised tax legislation, and changes in the level of business performed in differing tax jurisdictions.

Extraordinary Item - Gain on Early Extinguishment of Debt

     In March 1999 we completed an offer ("exchange offer") to exchange $15.8 million principal amount of 6 3/4% convertible subordinated notes due 2004 ("exchange notes") for $22.0 million principal amount of original convertible subordinated notes ("original notes"). The exchange offer was made on the basis of $720 principal amount of exchange notes for $1,000 principal amount of original notes. The exchange notes have substantially the same terms and conditions as the original notes, except for a reduction in the conversion price for converting the notes into common stock, an extension of the date before which we may not call the exchange notes, and the removal of the redemption premium. The exchange offer reduced our long-term debt and annual interest expense by taking advantage of market discounts. The gain on early debt extinguishment, net of issuance expenses and income taxes, was $3.7 million.



Financial Condition

                                                                   Year Ended December 31,
==============================================================================================================================
                                                                 Increase                           Increase
Cash flow information (in millions)                 1999        (Decrease)             1998        (Decrease)           1997
------------------------------------------------------------------------------------------------------------------------------
Operating activities                               $ 24.5           1390%            $ (1.9)            72%            $(3.2)
Investing activities                               (16.1)            (6%)             (17.1)           (47%)           (34.1)
Financing activities                                (9.6)          (151%)              18.7            (51%)            38.1
                                                 ---------                       ------------                       ----------
Net increase (decrease) in cash                    $(1.2)          (330%)            $ (0.3)          (136%)            $ .8
                                                 ---------                       ------------                       ----------

     Operating activities provided $24.5 million in 1999 compared to consuming $1.9 million in 1998 and $3.2 million in 1997. Wages and benefits payable increased $10 million in 1999 from restructuring charges for involuntary employee termination benefits that will be paid in 2000. Restructuring charges for facility closures and cost of sales charges for forward losses on contracts not yet complete will require approximately $8 million in cash in 2000, and $12 million total over subsequent years. Operating cash flow for 1999 was much improved over 1998 from decreases in unbilled accounts receivable and lower inventory levels. Unbilled accounts receivable are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date, and there are no material uncertainties related to system acceptance. Unbilled receivables decreased $14 million in 1999 due to the billing and collection of two large, turnkey installations. Further improvements in inventory management across all product lines and locations reduced inventories by $5 million in 1999. 1999 operating cash flow was offset by deferred income tax benefits for net operating loss carryforwards. Operating activities used less cash in 1998 than 1997 because of improved inventory management and improved accounts receivables turns.

     Investing activities required $16.1 million in 1999, compared to $17.1 million in 1998 and $34.1 million in 1997. Construction of the Duquesne outsourcing project required significant cash over the three-year period. The sale of the Duquesne system in March 2000 is expected to reduce investments in equipment used for outsourcing in 2000. See additional details on this transaction in "Revenues" and "Gross Margin" above and in Note 3 to our accompanying financial statements. We intend to project finance a mobile outsourcing project currently under construction and due to be completed in 2000 with long-term, fixed-rate debt. The project financing is expected to be approximately $9 million compared to an installed project cost of $12 million, of which we spent $3.3 million in cash on this project in 1999. Capital acquisitions for internal use in 1999 were approximately level with 1998 and are expected to remain level in 2000.

     Financing activities required $9.6 million in 1999 mostly due to repayment of short-term bank borrowings. Financing cash in 1998 was provided from short-term bank borrowings and project financing of one outsourcing project. In 1997 we issued $63.4 million of convertible subordinated notes payable, the proceeds from which were used primarily to repay short-term bank borrowings. The exercise of employee stock options and employee stock purchases provided cash of $1.6 million in 1999, $2.4 million in 1998, and $4.6 million in 1997. In January 2000, we signed an agreement with a bank for a new four-year revolving line of credit up to a maximum amount of $35 million. As with the previous line of credit, borrowings available under the new facility are based on accounts receivable and inventory. Availability under the new line of credit has decreased since the end of the year primarily due to lower levels of accounts receivable.

     We expect to collect approximately $33 million in cash from the sale of the Duquesne system in March or April of 2000. The cash received will be used to repay any short term borrowings, cover the cash needs of restructuring measures discussed above, and for general corporate purposes. Some portion of excess cash, if any, may be used to retire long-term debt or to repurchase stock. Management believes that the cash to be received from the Duquesne sale, the new borrowing facility, project financing proceeds and cash to be generated from operations are more than adequate to meet our needs for 2000.

Year 2000 Compliance

     None of our products, internal business systems, or suppliers incurred any significant problems related to the "year 2000 rollover". Our total spending to address year 2000 issues was approximately $2.4 million.

Certain Forward-Looking Statements

     When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, our ability to complete negotiations with Duquesne for the systems sale, our ability to accurately forecast future revenues and costs on long-term contracts, our estimates of the future impact of restructuring measures, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see our Annual Report of Form 10-K for the year ended December 31, 1999.

Item 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to interest rate risk from our short-term and long-term debt. Our long-term debt is fixed rate and the short-term debt is variable rate. We had $70.7 million and $77.7 million of long-term debt at December 31, 1999 and 1998, respectively. (See Note 5 of our accompanying financial statement for additional information on its short-term and long-term borrowings). Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $2.9 million as of December 31, 1999. We do not use derivative financial instruments to manage interest rate risk.

     From time to time, we enter into forward contracts on known purchase commitments in foreign currencies and for inter-company settlements. We do not enter into derivatives for trading purposes. As of December 31, 1999 we did not have any outstanding foreign exchange contracts.

     Our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. We have performed a sensitivity analysis assuming a hypothetical 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated. As of December 31, 1999, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of our risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency, consequently, actual effects on operations in the future may differ materially from that analysis.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

     Management is responsible for the preparation of our consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

     Management's explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets regularly with financial management and Deloitte & Touche LLP to review accounting control, auditing and financial reporting matters.



LeRoy D. Nosbaum                          David G. Remington
President and Chief                       Vice President and Chief
Executive Officer                         Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

     We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Seattle, Washington
March 28, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Year Ended December 31,
(in thousands, except per share data)                                                  1999            1998              1997
------------------------------------------------------------------------------------------------------------------------------
Revenues
  AMR systems                                                                      $111,449        $164,148          $143,472
  Handheld systems                                                                   69,557          53,957            49,409
  Outsourcing                                                                        12,406          23,297            23,236
                                                                              --------------    ------------      ------------
  Total revenues                                                                    193,412         241,402           216,117

Cost of revenues
  AMR systems                                                                        76,826         117,519            84,069
  Handheld systems                                                                   39,704          27,415            33,108
  Outsourcing                                                                        83,574          19,665            18,182
                                                                              --------------
                                                                                                ------------      ------------
  Total cost of revenues                                                            200,104         164,599           135,359
                                                                              --------------    ------------      ------------

Gross profit                                                                        (6,692)          76,803            80,758

Operating expenses
  Sales and marketing                                                                27,780          26,668            29,613
  Product development                                                                26,764          33,493            32,220
  General and administrative                                                         13,497          12,834            12,064
  Amortization of intangibles                                                         1,986           2,261             2,190
  Restructuring charges                                                              16,686           3,930                 -
                                                                              --------------    ------------      ------------
  Total operating expenses                                                           86,713          79,186            76,087
                                                                              --------------    ------------      ------------

Operating income (loss)                                                            (93,405)         (2,383)             4,671

Other income (expense)
  Equity in affiliates                                                                (600)         (1,154)           (1,120)
  Gain on sale of business interest                                                       -               -             2,000
  Interest, net                                                                     (6,261)         (6,508)           (3,916)
                                                                              --------------    ------------      ------------
  Total other income (expense)                                                      (6,861)         (7,662)           (3,036)
                                                                              --------------    ------------      ------------

Income (loss) before income taxes and extraordinary item                          (100,266)        (10,045)             1,635
Income tax benefit (provision)                                                       28,010           3,820             (625)
                                                                              --------------    ------------      ------------
Income (loss) before extraordinary item                                            (72,256)         (6,225)             1,010
Extraordinary gain on early extinguishment of debt,
   net of income taxes of $1,970                                                      3,660               -                 -
                                                                              --------------    ------------      ------------
Net income (loss)                                                                 $(68,596)        $(6,225)            $1,010
                                                                             ---------------    ------------      ------------

Earnings per Share
Basic and diluted
  Income (loss) before extraordinary item                                           $(4.87)          $(.42)              $.07
  Extraordinary item                                                                    .25               -                 -
                                                                              --------------    ------------      ------------
  Basic net income (loss) per share                                                 $(4.62)          $(.42)              $.07
                                                                              --------------    ------------      ------------
Average number of shares outstanding
  Basic                                                                              14,851          14,668            14,118
  Diluted                                                                            14,851          14,668            14,562




The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                             At December 31,
(in thousands, except share data)                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                          $1,538           $2,743
  Accounts receivable, net                                                                           46,561           62,253
  Current portion of long-term contracts receivable                                                   2,579           13,498
  Inventories, net                                                                                   15,300           20,654
  Equipment held for sale, net                                                                       32,750                -
  Deferred income tax asset                                                                           8,016            6,938
  Other                                                                                               1,340            2,306
                                                                                                ------------     ------------
  Total current assets                                                                              108,084          108,392

Property, plant and equipment, net                                                                   31,627           42,390
Equipment used in outsourcing, net                                                                    5,951           50,746
Intangible assets, net                                                                               15,196           18,142
Long-term contracts receivable                                                                        1,813           23,712
Deferred income tax asset                                                                            26,922            1,906
Other                                                                                                 2,486            2,467
                                                                                                ------------     ------------
Total assets                                                                                       $192,079         $247,755
                                                                                                ------------     ------------

Liabilities and shareholders' equity
Current liabilities
  Short-term borrowings                                                                              $3,646         $ 14,000
  Accounts payable and accrued expenses                                                              34,747           24,791
  Wages and benefits payable                                                                         16,396            6,246
  Mortgage notes and leases payable                                                                     622              472
  Deferred revenue                                                                                    8,413            8,653
                                                                                                ------------     ------------
  Total current liabilities                                                                          63,824           54,162

Mortgage notes and leases payable                                                                     6,280            6,603
Convertible subordinated debt                                                                        57,234           63,400
Project financing                                                                                     7,216            7,722
Warranty and other obligations                                                                       10,000              846
                                                                                                ------------     ------------
Total liabilities                                                                                   144,554          132,733

Commitments and contingencies (Note 8)                                                                    -                -

Shareholders' equity
  Common stock, no par value, 75 million shares authorized,
  14,958,788 and 14,698,121 shares issued and outstanding                                           107,603          106,039
  Accumulated other comprehensive income                                                            (1,572)          (1,107)
  Retained earnings (deficit)                                                                      (58,506)           10,090
                                                                                                ------------     ------------
  Total shareholders' equity                                                                         47,525          115,022
                                                                                                ------------     ------------
Total liabilities and shareholders' equity                                                         $192,079         $247,755
                                                                                                ------------     ------------


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                     Other
                                                                                   Comprehen-      Retained
(in thousands)                           Shares        Amount       Warrants      sive Income      Earnings        Total
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996             13,387         $98,686        $  338         $  (107)      $ 15,305      $ 114,222
Net income                                                                                              1,010          1,010
Currency translation adjustment                                                           (974)                        (974)
                                                                                                                -------------
Total comprehensive income                                                                                                36
Stock issues:
   Options exercised and
   related tax benefits                       57             827                                                         827
   Employee savings plan                      44             935                                                         935
   Employee stock purchase plan               43             451                                                         451
   Warrants exercised                        312           3,915         (281)                                         3,634
   DCI acquisition                           759             322                                                         322

-----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997               14,602       105,136            57          (1,081)        16,315        120,427
Net loss                                                                                              (6,225)        (6,225)
Currency translation adjustment                                                            (26)                         (26)
                                                                                                                -------------
Total comprehensive income                                                                                           (6,251)
Stock issues:
   Options exercised and
   related tax benefits                         37           452                                                         452
   Stock repurchased by Company              (109)       (1,554)                                                     (1,554)
   Employee savings plan                        87         1,161                                                       1,161
   Employee stock purchase plan                 81           787                                                         787
   Warrants expired                                           57          (57)                                             -

-----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998               14,698       106,039             -          (1,107)        10,090        115,022
Net loss                                                                                             (68,596)       (68,596)
Currency translation adjustment                                                           (465)                        (465)
                                                                                                                -------------
Total comprehensive income                                                                                          (69,061)
Stock issues:
   Options exercised and
   related tax benefits                         38            95                                                          95
   Employee savings plan                       139         1,045                                                       1,045
   Employee stock purchase plan                 84           424                                                         424

----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999               14,959      $107,603   $         -         $(1,572)     $(58,506)       $47,525
----------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended December 31,
(in thousands)                                                                         1999            1998             1997
----------------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income (loss)                                                              $(68,596)       $ (6,225)          $ 1,010
   Noncash charges (credits) to income:
     Depreciation and amortization                                                   18,474          19,865           16,781
     Deferred income tax provision (benefit)                                       (28,064)         (4,550)              107
     Equity in affiliates, net                                                          600           1,154            (880)
     Extraordinary gain on early extinguishment of debt                             (3,660)               -                -
     Write-off of long-term contracts receivable                                     34,492               -                -
     Loss on equipment sale or disposal                                              23,369               -                -
Changes in operating accounts, net of acquisitions:
     Accounts receivable                                                             15,668         (1,811)         (19,158)
     Inventories                                                                      5,354          11,331            3,194
     Accounts payable and accrued expenses                                           18,572         (2,663)            7,107
     Wages and benefits payable                                                      10,151         (2,935)            5,177
     Deferred revenue                                                                 (240)           1,894              (8)
     Long-term contracts receivable                                                 (1,674)        (17,646)         (18,377)
     Other, net                                                                          52           (312)            1,829
                                                                                ------------    ------------     ------------
Cash provided (used) by operating activities                                         24,498         (1,898)          (3,218)

Investing activities
     Acquisition of property, plant and equipment                                   (7,416)         (6,364)          (9,329)
     Equipment used in outsourcing                                                  (9,859)        (10,746)         (27,478)
     Proceeds from sale of equipment used in outsourcing                                  -               -            3,035
     Proceeds from sale of business interest                                              -           1,000            1,000
     Acquisitions of intangibles and patent defense costs                             (171)         (1,002)          (1,703)
     Other, net                                                                       1,362               8              410
                                                                                ------------    ------------     ------------
Cash (used) by investing activities                                                (16,084)        (17,104)         (34,065)

Financing activities
     Change in short-term borrowings, net                                          (10,354)          12,440         (31,502)
     Proceeds from (payments on) project financing                                    (506)           5,308            2,414
     Issuance of common stock                                                         1,564           2,400            6,169
     Purchase and retirement of common stock                                              -         (1,554)                -
     Issuance of convertible subordinated debt                                            -               -           63,400
     Debt issuance costs                                                                  -               -          (2,355)
     Other, net                                                                       (323)             128             (63)
                                                                                ------------    ------------     ------------
Cash provided (used) by financing activities                                        (9,619)          18,722           38,063
                                                                                ------------    ------------     ------------

Increase (decrease) in cash and cash equivalents                                    (1,205)           (280)              780
Cash and cash equivalents at beginning of period                                      2,743           3,023            2,243
                                                                                ------------    ------------     ------------
Cash and cash equivalents at end of period                                          $ 1,538         $ 2,743          $ 3,023
                                                                                ------------    ------------     ------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Business
     We are a leading global provider of solutions for utilities and other customers to collect, communicate, analyze and manage information about energy and water usage. We design, develop, manufacture, market, sell, install and service hardware, software and integrated systems for automatic meter reading ("AMR") and electronic meter reading or Handheld systems. We both sell our products and provide outsourcing services.

Basis of Consolidation
     The consolidated financial statements include the accounts of Itron, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated. Investments in affiliates, in which we have a non-controlling interest, are accounted for using the equity method. At December 31, 1999 we had a 50% interest in two joint ventures. In March 2000, we sold our interest in one of those to our partner. In 1997 and 1998, we had a 50% interest in another venture, and in 1998, sold that interest to our partner.

Cash and Cash Equivalents
     We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Inventories
     Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance.

Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the assets estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review the carrying value of property, plant and equipment on a regular basis for impairment. In 1999, 1998 and 1997 total interest expense was $6.7 million, $6.6 million and $5.2 million, respectively. Of these amounts, we capitalized interest as a component of the cost of property, plant and equipment constructed for our own use of $260,000 and $994,000 in 1998 and 1997, respectively. No interest was capitalized in 1999. Equipment held for sale is reported at the selling price, less estimated selling costs of $250,000.

Intangible Assets
     Goodwill represents the excess cost of businesses that we have acquired over the fair value of their net assets and is amortized using the straight-line method over periods ranging from three to 20 years. Patents, patent defense costs, distribution and product rights are amortized using the straight-line method over their remaining lives of three to 17 years. Capitalized software includes costs incurred subsequent to the establishment of technological feasibility of the related product and is amortized using the straight-line method for a period not to exceed five years. We regularly review the carrying value of intangible assets for impairment.

Warranty
     We offer standard warranty terms on our product sales. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty reserve covers future expected costs of testing and replacement of radio meter module batteries. Warranty expense was $5.7 million in 1999, $4.2 million in 1998 and $3.8 million in 1997.

Income Taxes
     We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. We believe that it is more likely than not that we will generate sufficient taxable income to allow the realization of our deferred net tax asset.

Foreign Exchange
     Our consolidated financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using an average rate for the relevant reporting period. Translation adjustments resulting from this process are a component of comprehensive income in shareholders' equity.

Revenue Recognition
     System sales: Revenues from sales of hardware and software licenses are generally recognized upon shipment. Service revenues are recognized ratably over the periods covered by the service contracts or as the services are performed. Revenues for shipments or post-sale maintenance not yet billed are included in accounts receivable or other long-term assets depending on the expected period of collection. Deferred revenue is recorded for products or services that have been paid for by a customer but have not yet been provided. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date, and there are no material uncertainties related to system acceptance.
     Large custom systems and outsourcing contracts: Large custom systems include those in which there is a substantial amount of custom software development. Outsourcing services may encompass the installation, operation and/or maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Revenues for both large custom systems and outsourcing contracts are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method, revenue reported during a period is based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because we believe costs incurred are the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and other indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined and were $20.4 million in 1999, $750,000 in 1998 and $0 in 1997. Changes in estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenues from large custom systems and outsourcing contracts that are recognized in excess of amounts billed are included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection. Amounts billed related to our outsourcing contracts were $10.7 million, $5.6 million and $2.6 million in 1999, 1998 and 1997, respectively.

Earnings per Share
     Basic earnings per share ("EPS") is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if the dilutive options had been issued and convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds ("Treasury Stock" method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest adjusted accordingly ("if converted" method).

Derivatives
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We limit our use of derivative financial instruments to the management of foreign currency risk and had no derivatives outstanding during 1999. We are currently evaluating the impact of SFAS 133 on our financial statements.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting for long-term contracts requires that we estimate our total revenues and our costs of providing outsourcing and other services over long periods of time, typically 15 years. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Reclassifications
     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

Note 2: Restructuring
1999 Charges:
     In our ongoing efforts to improve efficiencies and reduce costs we recorded restructuring charges of $16.7 million during 1999. Our restructuring plan included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, the transition in Europe from direct sales to more of a distributor-based sales approach and changes in key management positions. The majority of the charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The additional charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. Total 1999 restructuring charges as of December 31, 1999, are as follows:

                                                                                                                  Reserve
                                                            Cash/           Restructuring                         Balance
(in thousands)                                             Non-cash             Charge           Activity         12/31/99
                                                        ---------------    -----------------    ------------    -------------
Severance and related charges                                Cash                  $9,237             $249           $8,988
Asset impairment                                           Non-cash                 4,764            1,164            3,600
Consolidation of facilities                                  Cash                   2,685              133            2,552
                                                                           -----------------    ------------    -------------
Total restructuring charges                                                      $ 16,686           $1,546          $15,140
                                                                           -----------------    ------------    -------------

     The reserve balances for severance and related charges and asset impairment are expected to be fully utilized in 2000. Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2008.

1998 Charges:
     In 1998, in connection with management's measures to reduce costs and improve operating efficiencies, we recorded restructuring charges of $3.9 million. The restructuring measures primarily involved the elimination or consolidation of approximately 150 positions, primarily in product development, the write-off of certain of our intangible assets and the consolidation of one of our product development locations. Total 1998 restructuring charges as of December 31, 1999, are as follows:

                                                                                                                  Reserve
                                                           Cash/            Restructuring                         Balance
(in thousands)                                            Non-cash              Charge           Activity         12/31/99
                                                      -----------------    -----------------    ------------    -------------
Severance and related charges                               Cash                   $1,920           $1,920                -
Intangible asset impairment                               Non-cash                  1,104            1,104                -
Consolidation of facilities                                 Cash                      665              236              429
Other                                                     Non-cash                    241              241                -
                                                                           -----------------    ------------    -------------
Total restructuring charges                                                        $3,930           $3,501             $429
                                                                           -----------------    ------------    -------------

     Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2008.

Note 3: Sale of Outsourcing Equipment

     On February 8, 2000, we entered into a Memorandum of Understanding with DQE, the parent of Duquesne Light Company, to sell them (or an affiliate of theirs) our network AMR system that provides Duquesne with meter information for billing and other purposes for their customers in the Pittsburgh area. The sale, which is dependent upon satisfactory completion of due diligence and is scheduled to close in late March or early April 2000, provides for a cash payment of $33 million for the purchase of the system, $1 million of which will be held in escrow for post closing items. The expected $49.8 million loss resulting from this sale has been recognized in 1999 in outsourcing cost of sales, consisting primarily of a write-off of all of the Duquesne contracts receivable (both current and non-current, net of certain liabilities) of approximately $31.2 million, and $18.6 million for the impairment of the assets being sold. In connection with this sale, we will enter into a warranty and maintenance agreement under which we will provide Duquesne with certain maintenance and support services for the period from closing through December 31, 2013. Duquesne will pay us approximately $695,000 per year for those services. In connections with our performance responsibilities thereunder, we have furnished Duquesne with a $5 million standby letter of credit. As of December 31, 1999, we accrued forward losses for expenditures related to our remaining obligations to Duquesne that were in excess of amounts to be received.

Note 4: Balance Sheet Components

                                                                                                             At December 31,
(in thousands):                                                                                        1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Accounts receivable
  Trade (net of allowance for doubtful accounts of $1,311 and $1,485)                              $ 40,747         $ 41,702
  Unbilled revenue                                                                                    5,814           20,551
                                                                                                ------------     ------------
  Total accounts receivable                                                                        $ 46,561         $ 62,253
                                                                                                ------------     ------------

Inventories, net
  Material                                                                                           $6,428           $9,041
  Work in process                                                                                     1,462            1,599
  Finished goods                                                                                      5,702            6,947
  Field inventories awaiting installation                                                               466                -
                                                                                                ------------     ------------
  Total manufacturing inventories                                                                    14,058           17,587
  Service inventories                                                                                 1,242            3,067
                                                                                                ------------     ------------
  Total inventories                                                                                $ 15,300         $ 20,654
                                                                                                ------------     ------------

Property, plant and equipment
  Machinery and equipment                                                                          $ 37,740         $ 44,140
  Equipment used in outsourcing                                                                      13,257           54,766
  Computers and purchased software                                                                   28,331           25,909
  Buildings, furniture and improvements                                                              22,132           21,412
  Land                                                                                                2,195            2,195
                                                                                                ------------     ------------
  Total cost                                                                                        103,655          148,422
  Accumulated depreciation                                                                         (66,077)         (55,286)
                                                                                                ------------     ------------
  Property, plant and equipment, net                                                               $ 37,578         $ 93,136
                                                                                                ------------     ------------

Intangible assets
  Goodwill                                                                                         $ 16,991         $ 16,991
  Capitalized software                                                                                6,309            6,370
  Distribution and product rights                                                                     2,475            2,475
  Patents                                                                                             6,968            6,737
                                                                                                ------------     ------------
  Total cost                                                                                         32,743           32,573
  Accumulated amortization                                                                         (17,547)         (14,431)
                                                                                                ------------     ------------
  Intangible assets, net                                                                           $ 15,196         $ 18,142
                                                                                                ------------     ------------



Note 5: Short-term Borrowings and Long-term Debt

Short-term Borrowings
     In January 2000 we signed a new four-year agreement with a bank for a revolving line of credit up to a maximum amount of $35 million. This replaced the previous line of credit that we had with two banks. Borrowings available under the new facility are based on accounts receivable and inventory and are secured by those and certain cash accounts. Interest rates depend on the form of borrowing and vary based on published rates and financial performance. Additionally, an annual commitment fee of .375% is required on the unused portion of the available line of credit. The new agreement contains covenants which require the Company to maintain certain liquidity and coverage ratios. Any borrowings mature on January 19, 2004. Our previous revolving line of credit also allowed maximum borrowings up to $35 million, based on and secured by accounts receivable and inventory. At December 31, 1999, the maximum amount we could borrow under this agreement was $20 million. At December 31, 1999 and 1998, the weighted average interest rate was approximately 9.0% and 7.9%. This line of credit, which contained certain financial covenants, was fully paid in January 2000.

Mortgage Notes Payable

                                                 At December 31,
(in thousands)                                                                                         1999             1998
----------------------------------------------------------------------------------------------------------------------------
Secured mortgage note payable to a shareholder with principal and
interest payments of 9% until maturity on August 1, 2015.                                            $5,402           $5,555

Secured mortgage note payable to a shareholder with principal and
interest payments of 8 1/2% until maturity on June 1, 2019.                                          $  832            $ 840


     We incurred the above notes in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington. Principal payments due under these notes are $182,000 in 2000, $199,000 in 2001, $217,000 in 2002, $238,000 in 2003, $260,000 in 2004 and $5.1 million thereafter.

Project Financing

                                               At December 31,
(in thousands)                                                                                         1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Secured note payable with principal and interest payments
of 7.6% until maturity on May 31, 2009.                                                              $7,216           $7,722

     We incurred the above note in conjunction with project financing for one of our outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $546,000 in 2000, $589,000 in 2001, $635,000 in 2002, $685,000 in 2003, $739,000 in 2004 and $4.0 million thereafter.

Convertible Subordinated Debt

                                               At December 31,
(in thousands)                                                                                         1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Unsecured, convertible subordinated notes.                                                          $57,234          $63,400

     We completed a $63.4 million convertible subordinated note offering in March and April 1997. Interest of 6 3/4% on the notes is payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. In February 1999 we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The exchange notes have the same maturity date, interest payment dates and rate of interest as the original notes. Both the original notes and the exchange notes have no sinking fund requirements and are redeemable, in whole or in part, at our option at any time on or after April 4, 2000, (for the original notes) or March 12, 2002 (for the exchange notes). The notes are convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. The excess of principal amount of the original notes exchanged over that of the exchange notes, net of issuance costs, has been recognized as an extraordinary gain on early extinguishment of debt.

Note 6: Fair Values of Financial Instruments
     The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 1999 and 1998 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may effect determination of fair value. The following methods and assumptions were used in estimating fair values.

     Cash,  cash  equivalents  and  accounts  receivable:   The  carrying  value
approximates fair value due to the short maturity of these instruments.

     Long-term contracts receivable: The fair value of the non-current portion of long-term contracts receivable is based on the discounted value of expected cash flows at our current borrowing rate.

     Mortgage notes payable: The fair value is estimated based on current borrowing rates available for similar debt.

     Project financing: The fair value is estimated based on quoted spreads above treasury rates for similar issues.

     Convertible subordinated debt: The fair value is estimated based on the current trading activity of the notes.

                                                                            1999                             1998
                                                                 ---------------------------      ---------------------------
                                                                 Carrying           Fair           Carrying           Fair
(in thousands)                                                    Amount            Value           Amount            Value
-----------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and accounts receivable                     $48,099          $48,099         $64,996         $64,996
Long-term contracts receivable                                       1,813            1,616          23,712          20,662
Mortgage notes payable                                               6,234            6,191           6,395           6,949
Project financing                                                    7,216            6,715           7,722           7,722
Convertible subordinated debt                                       57,234           32,910          63,400          41,210


Note 7: Statement of Cash Flows Data Supplemental disclosure of cash flow information:

                                           Year Ended December 31,
(in thousands)                                                                         1999            1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                      $614            $156             $569
Interest paid                                                                         5,279           6,037            3,580


Note 8: Commitments and Contingencies

Commitments
     We have noncancelable capital leases for computer equipment and software, and operating leases for office, production and storage space expiring at various dates through June 2008. Rents under the Company's operating leases were $2.4 million in 1999, $2.0 million in 1998 and $1.6 million in 1997. Assets under capital leases are included in the consolidated balance sheets as follows:

                                               At December 31,
(in thousands)                                                                                         1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Computers and software                                                                               $1,188             $905
Accumulated amortization                                                                              (394)            (172)
                                                                                                ------------     ------------
Net capital leases                                                                                     $794             $733
                                                                                                ------------     ------------

     Future  minimum  payments,  by  year  and  in  the  aggregate,   under  the
aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

                                               At December 31,
                                                                                                Capital         Operating
(in thousands)                                                                                  Leases            Leases
----------------------------------------------------------------------------------------------------------------------------
2000                                                                                                $449             $2,973
2001                                                                                                  93              1,972
2002                                                                                                  13              1,454
2003                                                                                                   _                926
2004                                                                                                   _                644
Thereafter                                                                                             _              1,327
                                                                                              ------------    ---------------
Total minimum lease payments                                                                        $555             $9,296
Less amount representing interest                                                                   (19)
                                                                                              ------------
Present value of net minimum lease payment                                                           536
Less current portion                                                                               (433)
                                                                                              ------------
Long-term portion                                                                                  $ 103
                                                                                              ------------

     In order to maintain certain distribution rights, we have agreed to purchase minimum quantities of components from various suppliers. Minimum purchase requirements under these agreements are approximately $7.9 million in 2000, $1.0 million in 2001 and $1.0 million in 2002. We believe these commitments are not in excess of our requirements.

Contingencies
     We maintain performance bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $6.3 million and $778,000 at December 31, 1999 and 1998 respectively.

     We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.


Note 9: Shareholder Rights Plan
     We adopted a Shareholder Rights Plan and in November 1993 declared a dividend of one common share purchase right (a "Right") for each outstanding share of our common stock. Under certain conditions, each Right may be exercised to purchase one share of common stock at a purchase price of $135 per share, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 15% or more of the outstanding shares of our common stock (excluding certain persons who owned more than 15% of the common stock when the Shareholder Rights Plan was adopted). If a person or group acquires 15% or more of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock having a market value equal to two times the exercise price of the Right. In addition, if we are acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company's common shares having a market value of twice the Right's exercise price. We are entitled to redeem the Rights at $.001 per Right at any time prior to the earlier of the expiration of the Rights in July 2002 or the time that a person has acquired a 15% position. The Rights do not have voting or distribution rights, and until they become exercisable they have no effect on our earnings.


Note 10: Business Combination
     On May 2, 1997, we acquired Design Concepts, Inc. ("DCI"), an Idaho-based company that supplies outage detection, power quality monitoring and AMR systems, that communicate collected data over telephone lines for electric meters. Pursuant to the acquisition, we issued 759,297 shares of unregistered Itron common stock to the shareholders of DCI in exchange for all outstanding shares of DCI. Certificates representing 75,930 shares issued in the acquisition were placed in escrow. In 1998, all but 1,517 of the shares were released to DCI shareholders and the remaining shares were cancelled and not issued because of expenses we incurred in relation to former DCI obligations. The transaction was accounted for as pooling-of-interests.

Note 11: Earnings Per Share and Capital Structure

                                           Year Ended December 31,
(in thousands)                                                                         1999            1998             1997
----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                  14,851          14,668           14,118
Effect of dilutive securities:
  Warrants                                                                                -               -              107
  Stock options                                                                           -               -              337
                                                                                ------------    ------------     ------------
Weighted average shares outstanding assuming conversion                              14,851          14,668           14,562
                                                                                ------------    ------------     ------------

     We have granted options to purchase common stock to directors, employees and other key personnel at fair market value on the date of grant. Additionally, we issued warrants in conjunction with a private placement in 1989 and 1990 for the formation of AMRplus Partners. As of December 31, 1998 there were no further warrants outstanding. The dilutive effect of these options and warrants is included for purposes of calculating dilutive EPS using the "treasury stock" method. We also have subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method. There is no dilutive effect in 1999 and 1998, as the Company incurred a loss for each year and including the securities would have been anti-dilutive.

Note 12: Employee Benefit Plans

Employee Savings Plan
     We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary, 50% of which we match by issuance of common stock, subject to certain limitations. The expense for our matching contribution was $1.2 million in 1999, $1.2 million in 1998 and $1.1 million in 1997. We do not offer post-employment or post-retirement benefits.

Stock Option Plans
     At December 31, 1999, we had two stock-based compensation plans, which are described below. We apply APB Opinion 25 and related interpretations in accounting for our plans. Because all stock options were issued at fair value, no compensation cost has been recognized for our stock option plans. The following table summarizes information about stock options (including the weighted average remaining contractual life and the weighted average exercise price) outstanding at December 31, 1999:

                                                    Outstanding Options                         Exercisable Options
                                     ----------------------------------------------------------------------------------------
                                            Shares             Life                               Shares
Range of Exercise Prices                  (in 000's)          (years)           Price           (in 000's)          Price
-----------------------------------------------------------------------------------------------------------------------------
$  .86 - $ 2.91                                   6              3.70             $1.87                 6            $1.89
$ 4.63 - $ 5.16                               1,361              8.82              4.97               461             4.97
$ 6.20 - $ 8.66                                 657              8.66              7.91               110             7.73
$12.60 - $17.88                                 674              6.23             15.90               481            16.02
$19.88 - $24.50                                 359              6.84             22.04               227            22.41
$58.75                                           12              6.33             58.75                12            58.75
                                        ---------------                                        -------------
$   .86 - $58.75                              3,069              7.97            $10.20             1,297           $12.85
                                        ---------------                                        -------------

1989 Restated Stock Option Plan

     Under our 1989 Restated Stock Option Plan, we have granted options to purchase shares of common stock to employees at prices no less than the fair market value on the date of grant. Those options become fully exercisable within three or four years from the date granted and terminate ten years from the date granted. Incentive stock options and nonqualified options are exercisable at prices ranging from $.86 to $24.25 per share. The price range of options exercised was $.17 to $2.91 in 1999, $.86 to $17.88 in 1998 and $.86 to $24.25
in 1997. At December 31, 1999, there were 3.1 million shares of unissued common stock under the plan, of which options for the purchase of 314,040 shares were available for future grants. Share amounts (in thousands) and weighted average exercise prices are as follows:



                                           Year Ended December 31,
                                                       1999                      1998                        1997
                                            ------------------------    -----------------------      -------------------------
                                               Shares         Price        Shares         Price         Shares          Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                2,557        $ 9.76         1,995        $18.78          1,267         $17.24
Granted                                           427          8.16         2,283          8.55            843          21.29
Exercised                                          38          2.47          (36)         12.45           (57)          10.98
Canceled                                          157          7.17       (1,685)         18.72           (58)          23.27
                                            ----------                  ----------                  -----------
Outstanding at end of year                      2,789        $ 9.76         2,557        $ 9.76          1,995         $18.78
                                            ----------                  ----------                  -----------

Options exercisable at year end                1,176         $11.68           542        $14.96            690         $15.69


1992 Stock Option Plan for Nonemployee Directors

     Our 1992 Stock Option Plan for Nonemployee Directors provides for the annual grant of nonqualified options to purchase 2,000 shares of common stock to our nonemployee directors at an exercise price that is not less than the fair market value per share at the date of grant. Outstanding options granted under the plan are exercisable at prices ranging from $8.29 to $58.75 per share. The granted options are fully vested and immediately exercisable. At December 31, 1999, there were 153,000 shares of unissued common stock under the plan, of which options for the purchase of 32,000 shares were available for future grant. Share amounts (in thousands) and weighted average exercise prices are as follows:

                                           Year Ended December 31,
                                                        1999                       1998                        1997
                                            -------------------------    -------------------------     -------------------------
                                               Shares         Price        Shares         Price          Shares         Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  109        $25.96              97        $27.11           85        $28.14
Granted                                            12          8.29              12         16.63           12         19.88
Exercised                                           -             -               -             -            -
                                              ---------                   -----------                 ----------
Outstanding at end of year                        121        $24.21             109        $25.96           97        $27.11
                                              ---------                   -----------                 ----------

Options exercisable at year end                   121        $24.21             109        $25.96           97        $27.11


Pro forma Net Income and Per Share Amounts

     Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           Year Ended December 31,
(in thousands except per share data)                                               1999             1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         As reported              (68,596)         $(6,225)         $1,010
                                                          Pro forma                (68,801)          (9,012)         (3,679)

Diluted earnings per share                                As reported                (4.62)            (.42)            .07
                                                          Pro forma                  (4.63)            (.61)           (.25)


     The weighted average fair value of options granted was $8.16, $7.82 and $12.86 during 1999, 1998 and 1997 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                                                   1999            1998             1997
----------------------------------------------------------------------------------------------------------------------------
Dividend yield                                                                         0%               0%               0%
Expected volatility                                                                   59%              64%              57%
Risk-free interest rate                                                              5.8%             4.7%             6.5%
Expected life (years)                                                                 5.9              5.3              6.0

Employee Stock Purchase Plan

     Under our Employee Stock Purchase Plan, we are authorized to issue up to 430,000 shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Approximately 23% of eligible employees have participated in the Plan since its inception on July 1, 1996. Under the Plan we sold 81,382, 88,683 and 42,558 shares to employees in 1999, 1998 and 1997, respectively.

Note 13: Income Taxes

     A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

                                           Year Ended December 31,
(in thousands)                                                                      1999            1998             1997
------------------------------------------------------------------------------------------------------------------------------
Expected federal income tax provision (benefit)                                   $ (35,093)       $ (3,515)            $ 572
Change in valuation allowance                                                          7,048           (200)              739
State income taxes                                                                   (1,233)           (397)               89
Goodwill amortization                                                                    309             309              302
Foreign sales corporation                                                                  -           (158)            (107)
Tax credits                                                                                -           (285)            (348)
Foreign operations                                                                       429             307            (913)
UTS acquisition                                                                            -               -              152
Meals and entertainment                                                                  122             212              134
Other, net                                                                               408            (93)                5
                                                                              ---------------    ------------     ------------
Total provision (benefit) for income taxes                                        $ (28,010)       $ (3,820)            $ 625
                                                                              ---------------    ------------     ------------

     The domestic and foreign components of income before taxes were:

                                           Year Ended December 31,
(in thousands)                                                                     1999               1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Domestic                                                                           $ (92,108)        $ (8,296)          $2,965
Foreign                                                                               (8,158)          (1,749)          (1,330)
                                                                              ----------------     ------------    ------------
Income (loss) before income taxes                                                 $ (100,266)        $(10,045)          $1,635
                                                                              ----------------     ------------    ------------

     The provision for income taxes consisted of the following:

                                           Year Ended December 31,
(in thousands)                                                                     1999            1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                         $ (2,931)          $  344           $  331
  State and local                                                                     1,000             324              133
  Foreign                                                                                10              60               54
                                                                              --------------    ------------     ------------
  Total current                                                                   $ (1,921)          $  728           $  518

Deferred:
  Federal                                                                          (28,625)         (3,332)              762
  State and local                                                                   (2,076)           (651)               38
  Foreign                                                                           (2,436)           (365)          (1,432)
                                                                              --------------    ------------     ------------
  Total deferred                                                                   (33,137)         (4,348)            (632)

  Change in valuation allowance                                                       7,048           (200)              739
                                                                              --------------    ------------     ------------
  Total provision (benefit) for income taxes                                      $(28,010)       $ (3,820)           $  625
                                                                              --------------    ------------     ------------


     Deferred income taxes consisted of the following:


                                               At December 31,
(in thousands)                                                                    1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets

  Loss carry forwards                                                               $20,796        $ 14,715         $  6,259
  Tax credits                                                                         7,066           5,925            4,999
  Accrued expenses                                                                    6,507           5,367            4,033
  Inventory valuation                                                                 1,806           1,889            2,175
  Depreciation and amortization                                                         356               -                -
  Long term contracts                                                                 6,814               -                -
  Other, net                                                                            284             228               97
                                                                              --------------    ------------    -------------
  Total deferred tax assets                                                         $43,629         $28,124          $17,563

Deferred tax liabilities
  Acquisitions                                                                        (173)           (292)            (391)
  Depreciation and amortization                                                           -         (2,789)          (4,469)
  Long term contracts                                                                     -        (14,729)          (6,739)
                                                                              --------------    ------------    -------------
  Total deferred tax liabilities                                                      (173)        (17,810)           11,599

  Valuation allowance                                                               (8,518)         (1,470)          (1,670)
                                                                              --------------    ------------    -------------

Net deferred tax assets                                                             $34,938         $ 8,844          $ 4,294
                                                                              --------------    ------------    -------------


     Valuation allowances of $0 and $5.4 million in 1999, $70,000 and $1.4 million in 1998 and $70,000 and $1.6 million in 1997, were provided for capital loss carryforwards and foreign net operating loss carryforwards, respectively, for which we may not receive future benefits. A valuation allowance of $3.0 million was provided for research and development tax credits in 1999.
     We have research and development tax credits and net operating loss carryforwards available to offset future income tax liabilities. The tax credits of $4.5 million expire from 2000-2012 and the loss carryforwards of $21.8 million begin to expire in 2018.
     We also have alternative minimum tax credits, totaling $830,000 that are available to offset future tax liabilities indefinitely.

Note 14: Other Related Party Transactions

     Certain of our customers are also shareholders with more than 10% ownership interest and/or hold positions on our Board of Directors. Revenue from such customers was $4.6 million in 1999, $4.5 million in 1998 and $4.8 million in 1997. Accounts receivable from these customers were $137,000 and $303,000 at December 31, 1999 and 1998, respectively. Interest expense related to mortgage notes payable to a shareholder was $561,000 in 1999, $475,000 in 1998 and $483,000 in 1997.

Note 15: Segment Information
     We review our operations using a variety of matrices, however, senior management has primarily reviewed our manufacturing and sales operations on a domestic vs. international basis and revenues and cost of sales have been reviewed based on our major product lines of AMR systems, handheld systems and outsourcing. Our outsourcing agreements are reported in the finance segment and include those in which we both own and operate the system. These agreements require a large amount of capital investment and related project and other debt. Senior management reviews financing operations separately from manufacturing and sales operations because they are essentially different businesses with significantly different operating and leverage characteristics.
     Segment debt and interest expense related to our finance and international operations includes both direct and allocated debt and interest expense. Segment debt and related interest expense are allocated based on each segment's funding requirements for capital or operations. Intersegment revenues include shipments to wholly owned subsidiaries and are eliminated in consolidation. EBITDA includes earnings for each segment before interest, taxes, depreciation and amortization and is used to allow a comparison of each segment's operating results. Segment Debt/EBITDA is a ratio that is used to compare segment leverage ratios to comparable industry ratios. We do not allocate income taxes to our operating segments and the accounting policies of our reportable segments are the same as those described in Note 1 to the Notes to Consolidated Financial Statements.

Year Ended December 31, 1999

                                           Manufacturing and Sales
                                   --------------------------------------------
(in thousands)                       Domestic       International     Total       Finance     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers:
  AMR systems                          $108,436         $3,013       $111,449              _               _        $111,449
  Handheld systems                       52,469         17,088         69,557              _               _          69,557
  Outsourcing                                 _              _              _         12,406               _          12,406
Intersegment revenues                     1,241            157          1,398              _         (1,398)               _
                                    ------------  -------------  -------------  -------------  --------------  --------------
Total revenues                         $162,146        $20,258       $182,404        $12,406       $ (1,398)        $193,412

Interest income                             382             47            429              _           (327)             102
Interest and other expense              (1,227)        (2,305)        (3,532)        (3,758)             327         (6,963)
Depreciation and amortization            14,515            660         15,175          3,299               _          18,474
Segment loss                           (15,702)        (9,757)       (25,459)       (69,296)             119        (94,636)

Segment assets                          137,426         11,159        148,585         43,494                         192,079
Segment debt                             39,335         25,319         64,654         10,343                          74,997

Cash flows:
  Operating activities                  $52,152      $ (4,999)        $47,153      $(22,654)               _         $24,498
  Investing activities (1)              (6,150)          (168)        (6,318)        (9,766)               _        (16,084)
                                    ------------  -------------  -------------  -------------  --------------  --------------
  Net operating and investing           $46,002      $ (5,167)        $40,835      $(32,420)               _          $8,414

EBITDA (2)                               $(946)      $ (6,716)       $(7,662)      $(62,239)               _      $ (69,901)
Segment debt/EBITDA                      *             *              *              *               *               *


Year Ended December 31, 1998
                                           Manufacturing and Sales
                                   --------------------------------------------
(in thousands)                       Domestic       International     Total       Finance     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------

Revenues from external customers:
  AMR systems                          $155,511        $ 8,637       $164,148          $   -          $    -        $164,148
  Handheld systems                       42,774         11,183         53,957              -               -          53,957
  Outsourcing                                 -              -              -         23,297               -          23,297
  Intersegment revenues                   3,680            211          3,891              -         (3,891)               -
                                    ------------  -------------  -------------  -------------  --------------  --------------
  Total revenues                       $201,965        $20,031       $221,996        $23,297       $ (3,891)        $241,402

Interest income                             408             46            454             21               -             475
Interest and other expense                (972)        (1,715)        (2,687)        (4,296)               -         (6,983)
Depreciation and amortization            15,585          1,554         17,139          2,726               -          19,865
Segment loss                            (3,009)        (4,915)        (7,924)          (664)         (1,457)        (10,045)
Segment assets                          172,700         12,533        185,233         88,623        (26,101)         247,755
Segment debt                              7,010         19,787         26,797         74,083         (8,683)          92,197

Cash flows:
  Operating activities                  $13,153      $ (3,416)         $9,737     $ (11,635)           $   -       $ (1,898)
  Investing activities (1)              (5,716)          (537)        (6,253)       (10,851)               -        (17,104)
                                    ------------  -------------  -------------  -------------  --------------  --------------
  Net operating and investing           $ 7,437      $ (3,953)         $3,484     $ (22,486)           $   -      $ (19,002)

EBITDA (2)                              $11,554      $ (1,584)         $9,970        $ 6,358           $   -        $ 16,328
Segment debt/EBITDA                         .61              *           3.10          11.65               -            5.65


Year Ended December 31, 1997

                                            Manufacturing and Sales
                                   --------------------------------------------
(in thousands)                       Domestic       International     Total       Finance     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------

Revenues from external customers:
  AMR systems                          $138,109       $  5,363      $143,472          $   -         $     -       $143,472
  Handheld systems                       31,907         17,502        49,409              -               -         49,409
  Outsourcing                                 -              -             -         23,236               -         23,236
  Intersegment revenues                     817            658         1,475              -         (1,475)              -
                                    ------------  ------------- -------------  -------------  -------------- --------------
  Total revenues                       $170,833        $23,523      $194,356       $ 23,236       $ (1,475)       $216,117

Interest income                             529             15           544              -            (71)            473
Interest (expense)                        (206)        (1,477)       (1,683)        (2,777)              71        (4,389)
Depreciation and amortization            14,316          1,289        15,605          1,176               -         16,781
Segment income (loss)                     3,783        (3,634)           149          2,206           (720)          1,635

Segment assets                          178,465         11,763       190,228         62,805        (12,822)        240,211
Segment debt                              6,440         16,140        22,580         51,425           (191)         73,814

Cash flows:
  Operating activities                  $ 3,405         $  946       $ 4,351       $(7,569)           $   -      $ (3,218)
  Investing activities (1)              (9,029)          (662)       (9,691)       (24,374)               -       (34,065)
                                    ------------  ------------- -------------  -------------  -------------- --------------
  Net operating and investing         $ (5,624)         $  284     $ (5,340)      $(31,943)           $   -     $ (37,283)

EBITDA (2)                              $17,478      $ (1,305)      $ 16,173        $ 6,159           $   -       $ 22,332
Segment debt/EBITDA                         .37              *          1.40           8.35               -           3.31


     Domestic information includes the United States and Canada. International information includes the results of wholly owned subsidiaries located in the United Kingdom, France and Australia, as well as sales to international distributors, which were $7.5 million in 1999, $3.0 million in 1998 and $9.7 million in 1997. International revenue includes sales to customers located in Asia, Europe, Australia, Japan, Latin America and the Middle East. Approximately 16% of 1998 consolidated revenue related to a contract with Virginia Power is included in the domestic manufacturing and sales segment. At December 31, 1999 and 1998, approximately 4% and 34%, respectively, of total accounts and contracts receivable were due from one customer.

1 Investing activities primarily consist of capital expenditures for each segment


2 EBITDA is calculated by adding net interest, depreciation, and amortization expense to pre-tax income or loss, including extraordinary item, and is presented because we believe that it allows for a more complete analysis of our results of operations. This information should not be considered as an indicator of our overall financial performance. Additionally, EBITDA as reported herein may not be comparable to similarly titled measures reported by other companies.


* Not meaningful.

Note 16: Development Agreements

     We received funding to develop certain products under joint development agreements with several companies. We retain the intellectual property rights to the products that are developed. Funding received under these agreements is credited against product development expenses. The agreements require us to pay royalties if successful products are developed and sold. Additionally, we are required to pay royalties on future sales of products incorporating certain AMR technologies. Funding received and royalty expense under these arrangements is as follows:

                                           Year Ended December 31,
(in thousands)                                                                         1999            1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Funding received                                                                       $382          $  485             $731
Royalties paid                                                                          506           1,130            1,524

Note 17: Quarterly Results (Unaudited) Quarterly results are as follows:

(in thousands, except per share and stock            First          Second            Third           Fourth            Total
price data)                                        Quarter         Quarter          Quarter          Quarter             Year
-------------------------------------------------------------------------------------------------------------------------------

1999
Statement of operations data:
    Total revenues                                 $51,945         $51,221          $48,533          $41,713         $193,412
    Gross profit                                    19,301          17,201           18,293         (61,487)          (6,692)
    Net income (loss) before
      extraordinary item                             (231)         (1,584)          (5,868)         (64,573)         (72,256)
    Gain on extinguishment of debt                   3,660               -                -                -            3,660
    Net income (loss)                               $3,429        $(1,584)         $(5,868)       $ (64,573)        $(68,596)
Basic net income (loss) per share
    Before extraordinary item                      $ (.02)         $ (.11)          $ (.39)         $ (4.32)         $ (4.87)
    Extraordinary item                                 .25               -                -                -              .25
                                               ------------    ------------     ------------    -------------    -------------
    Basic net income (loss) per share               $  .23         $ (.11)          $ (.39)         $ (4.32)         $ (4.62)
Diluted net income (loss) per share
    Before extraordinary item                      $ (.02)         $ (.11)          $ (.39)         $ (4.32)         $ (4.87)
    Extraordinary item                                 .24               -                -                -              .25
                                               ------------    ------------     ------------    -------------    -------------
    Basic net income (loss) per share               $  .22         $ (.11)          $ (.39)         $ (4.32)         $ (4.62)
Stock Price:
    High                                            $ 9.56          $ 9.50           $ 8.88           $ 6.94           $ 9.56
    Low                                             $ 6.88          $ 6.75           $ 5.88           $ 4.25           $ 4.25

1998

Statement of operations data:
    Total revenues                                 $63,708         $60,769          $54,839          $62,086         $241,402
    Gross profit                                    20,795          19,968           15,031           21,009           76,803
    Net income (loss)                                  153         (1,076)          (5,929)              627          (6,225)
Basic net income (loss) per share                    $ .01          $(.07)           $(.40)          $   .04          $ (.42)
Diluted net income (loss) per share                  $ .01          $(.07)           $(.40)          $   .04          $ (.42)
Stock Price:
    High                                            $21.69          $20.63           $13.50            $9.50           $21.69
    Low                                             $15.69          $12.75            $6.38            $4.63            $4.63


Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The section entitled "Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2000 (the "2000 Proxy Statement") sets forth certain information with regard to our directors and is incorporated herein by reference.

     Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Item 11:  EXECUTIVE COMPENSATION
     The section entitled "Executive Compensation" appearing in the 2000 Proxy Statement sets forth certain information (except for those sections captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph", which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2000 Proxy Statement sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The section entitled "Certain Relationships and Related Transactions" appearing in the 2000 Proxy Statement sets forth certain information with respect to the certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2)  List of Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

3)  Exhibits:

Exhibit
Number   Description of Exhibits

3.1      Restated Articles of Incorporation of the Registrant. (A) (Exhibit 3.1)

3.2      Restated Bylaws of the Registrant. (A) (Exhibit 3.2) [Need to file]

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

10.4     Form of Confidentiality Agreement normally entered into with employees.
         (A) (Exhibit 10.7)

10.5 Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996
         (D) (Exhibit 10.4)

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

10.11 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (C) (Exhibit 10.16)

10.12 Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (B) (Exhibit 10.24).

10.13 Contract between the Registrant and Duquesne Light Company dated January 15, 1996. (DELTA) (C) (Exhibit 10.18)

10.14 Amendment No. 1 to Amended and Restated Utility Automated Meter Data Acquisition Lease and Services Agreement between the Registrant and Duquesne Light Company dated September 11, 1997. (DELTA)(F)(Exhibit 10)

10.15 Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995. (C) (Exhibit 10.19)

10.16 Loan Agreement between Itron, Inc. and GE Capital Corporation dated January 18, 2000.

10.17 Employment Agreement between the Registrant and Michael J. Chesser dated May 17, 1999. * (I) (Exhibit 10.17)

10.18    First Amendment to Credit Agreement dated February 28, 2000.

12       Statement of Computation of Ratios

21       Subsidiaries of the Registrant

23       Independent Auditors' Consent

27       Financial Data Schedule.

--------------------------------------------------------------------------------

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

(H) Incorporated by reference to designated exhibit included in the Company's 1997 Annual Report on Form 10-K dated March 30, 1998.

(I) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated August 13, 1999.

*        Management contract or compensatory plan or arrangement.

(DELTA) Confidential treatment requested for a portion of this agreement.


4) Reports on Form 8-K:

     There were no Current Reports on Form 8-K filed during the fourth quarter of 1999.

Schedule II:  VALUATION AND QUALIFYING ACCOUNTS

(In thousands of dollars)                               Additions
                                                       ----------
                                         Balance at    Charged to                            Balance at end of period
                                         beginning      costs and                         ----------------------------
             Description                 of period      expenses            Deductions      Current     Non current
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
   Inventory obsolescence                    4,131          7,831                8,138        3,824
   Warranty                                  3,369          7,600                7,451        2,666           852
   Allowance for doubtful accts.               752            745                  745          752

Year ended December 31, 1998:
   Inventory obsolescence                    3,824          8,316                7,374        4,766
   Warranty                                  3,518          7,381                4,953        5,100           846
   Allowance for doubtful accts.               752            952                  219        1,485

Year ended December 31, 1999:
   Inventory obsolescence                    4,766          2,697                4,093        3,370
   Warranty                                  5,946          5,717                4,801        6,062           800
   Allowance for doubtful accts.             1,485          4,808                4,982        1,311


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 26th day of March 2000.

                                            ITRON, INC.
                                            By      /s/DAVID G. REMINGTON
                                                       David G. Remington
                                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 26th day of March, 2000.

Signature                                           Title

             /s/LEROY D. NOSBAUM                   President and Chief Executive
                LeRoy D. Nosbaum                   Officer (Principal  Executive
                                                   Officer)

             /s/DAVID G. REMINGTON                 Chief   Financial   Officer
                David G. Remington                 (Principal Financial and
                                                   Accounting Officer)

             /s/S. EDWARD WHITE                    Chairman of the Board
                S. Edward White

             /s/MICHAEL B. BRACY                   Director
                Michael B. Bracy

             /s/MICHAEL J.CHESSER                  Director
                Michael J. Chesser

             /s/TED C. DEMERRITT                   Director
                Ted C. DeMeritt

             /s/JON E. ELIASSEN                    Director
                Jon E. Eliassen

             /s/MARY ANN PETERS                    Director
                Mary Ann Peters

             /s/PAUL A. REDMOND                    Director
                Paul A. Redmond

            /s/GRAHAM M. WILSON                    Director
               Graham M. Wilson