Form 10-Q
period 2000-03-31
ITRON INC /WA/
filed 2000-05-15
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of April 30, 2000, there were outstanding 15,098,911 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                   ITRON, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART 1: FINANCIAL INFORMATION

   ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Operations                                1
          Consolidated Balance Sheet                                           2
          Consolidated Statements of Cash Flows                                3

          Notes to Consolidated Financial Statements
                 Note 1: Basis of Presentation                                 4
                 Note 2: Earnings Per Share and Capital Structure              4
                 Note 3: Restructuring                                         4
                 Note 4: Balance Sheet Components                              5
                 Note 5: Segment Information                                   5
                 Note 6: Contingencies                                         7

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       8-11
          AND RESULTS OF OPERATIONS
                 Revenues                                                      8
                 Gross Margin                                                  9
                 Operating Expense                                            10
                 Other Income                                                 10
                 Income Tax                                                   11
                 Extraordinary Item                                           11
                 Cash Flow                                                    11

PART 2: OTHER INFORMATION

               Item 1: Legal Proceedings                                      13
               Item 6: Exhibits and Reports on Form 8-K                       14

        SIGNATURE                                                             14

                          PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


THREE MONTHS ENDED MARCH 31,                               2000             1999
----------------------------------------------------------------------------------
REVENUES
     Sales                                               $ 35,666         $ 39,209
     Service                                               11,992           12,736
                                                         --------         --------
     Total revenues                                        47,658           51,945
COST OF REVENUES
     Sales                                                 20,890           24,237
     Service                                                8,692            9,044
                                                         --------         --------
     Total cost of revenues                                29,582           33,281
                                                         --------         --------

GROSS PROFIT                                               18,076           18,664

OPERATING EXPENSES
   Sales and marketing                                      5,119            5,797
   Product development                                      6,176            6,602
   General and administrative                               4,516            3,025
   Amortization of intangibles                                466              490
   Restructuring charges                                     (185)           1,121
                                                         --------         --------
   Total operating expenses                                16,092           17,035
                                                         --------         --------

OPERATING INCOME                                            1,984            1,629

OTHER INCOME (EXPENSE)
   Equity in affiliates                                       507             (165)
   Interest, net                                           (1,567)          (1,875)
   Other                                                      341               20
                                                         --------         --------
   Total other income (expense)                              (719)          (2,020)

Income (loss) before income taxes and
    extraordinary item                                      1,265             (391)
Income tax (provision) benefit                               (480)             160
                                                         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       785             (231)
  Extraordinary gain on early retirement of debt,
    net of income taxes of $570 and $1,970                  1,047            3,660
                                                         --------         --------
NET INCOME                                               $  1,832         $  3,429
                                                         ========         ========


EARNINGS PER SHARE
BASIC AND DILUTED:
  Income (loss) before extraordinary item                $   0.05         $  (0.02)
  Extraordinary item                                         0.07             0.25
                                                         --------         --------
  Net income                                             $   0.12         $   0.23


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                            MARCH 31,        DECEMBER 31,
                                                              2000               1999
-----------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                $  36,032         $   1,538
   Accounts receivable, net                                    41,963            46,561
   Current portion of long-term contracts receivable            2,246             2,579
   Inventories, net                                            15,491            15,300
   Equipment held for sale, net                                    --            32,750
   Deferred income tax asset                                    7,060             8,016
   Other                                                          989             1,340
                                                            ---------         ---------
   Total current assets                                       103,781           108,084
                                                            ---------         ---------

Property, plant and equipment, net                             30,560            31,627
Equipment used in outsourcing, net                              6,944             5,951
Intangible assets, net                                         14,647            15,196
Deferred income tax asset                                      26,817            26,922
Long-term contracts receivable                                  2,952             1,813
Other                                                           1,923             2,486
                                                            ---------         ---------

TOTAL ASSETS                                                $ 187,624         $ 192,079
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                                    $   4,071         $   3,646
   Accounts payable and accrued expenses                       38,566            35,369
   Wages and benefits payable                                  11,063            16,396
   Deferred revenue                                             7,728             8,413
                                                            ---------         ---------
   Total current liabilities                                   61,428            63,824
                                                            ---------         ---------

Convertible subordinated debt                                  53,459            57,234
Mortgage notes and leases payable                               6,029             6,280
Project financing                                               7,084             7,216
Warranty and other obligations                                  9,974            10,000
                                                            ---------         ---------
   Total liabilities                                          137,974           144,554
                                                            ---------         ---------

Shareholders' equity
   Common stock                                               107,937           107,603
   Retained deficit                                           (56,674)          (58,506)
   Accumulated other comprehensive income                      (1,613)           (1,572)
                                                            ---------         ---------
   Total shareholders' equity                                  49,650            47,525
                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 187,624         $ 192,079
                                                            =========         =========


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


THREE MONTHS ENDED MARCH 31,                                              2000             1999
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $  1,832         $  3,429
Noncash charges (credits) to income:
Depreciation and amortization                                              4,060            4,668
Deferred income tax provision (benefit)                                      491             (166)
Equity in affiliates, net                                                   (316)             165
Extraordinary gain on early extinguishment of debt, net of taxes          (1,047)          (3,660)
Changes in operating accounts:
         Accounts receivable                                               5,404            9,142
         Inventories                                                        (191)             487
         Accounts payable and accrued expenses                             4,101           (2,242)
         Wages and benefits payable                                       (5,333)             699
         Long-term contracts receivable                                     (806)          (1,959)
         Deferred revenue                                                   (685)          (2,933)
         Other, net                                                         (311)          (1,533)
                                                                        --------         --------
Cash provided by operating activities                                      7,199            6,097
                                                                        --------         --------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                              (1,254)          (1,543)
Equipment used in outsourcing                                             (1,654)          (2,109)
Proceeds from sale of equipment used in outsourcing                       32,000
Proceeds from sale of business interest                                      431
Other, net                                                                  (539)             199
                                                                        --------         --------
Cash used by investing activities                                         28,984           (3,453)
                                                                        --------         --------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                         425           (3,630)
Payments on project financing                                               (132)            (123)
Issuance of common stock                                                     334              376
Purchase and retirement of subordinated debt                              (2,098)
Other, net                                                                  (217)             (93)
                                                                        --------         --------
Cash provided (used) by financing activities                              (1,688)          (3,470)

Increase in cash and cash equivalents                                     34,495             (826)
Cash and cash equivalents at beginning of period                           1,538            2,743
                                                                        --------         --------
Cash and cash equivalents at end of period                              $ 36,032         $  1,917
                                                                        ========         ========


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three-month period ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2: EARNINGS PER SHARE AND CAPITAL STRUCTURE

THREE MONTHS ENDED MARCH 31,                                    2000          1999
-----------------------------------------------------------------------------------
                                                                  (in thousands)
Weighted average shares outstanding                            15,033        14,757
Effect of dilutive securities:
  Stock options                                                   345           555
  Convertible debt                                                 --            --
                                                               ------        ------
Weighted average shares outstanding assuming conversion        15,378        15,312
                                                               ======        ======

Options to purchase common stock have been granted at fair market value to directors, employees and other key personnel. These options will dilute the ownership of our stock if they are exercised. The dilutive effect of these options is included for purposes of calculating dilutive earnings per share using the "treasury stock" method. We also have subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method.

NOTE 3: RESTRUCTURING

We have recorded restructuring charges over the past six quarters related to improving efficiencies and reducing costs. In 1998, we recorded restructuring charges of $3.9 million, related to workforce reductions, the write-off of certain of our intangible assets and the closure and consolidation of facilities. In 1999, we aggressively extended our restructuring activities to further reduce spending and to realign the Company into six market-focused business units. These spending reduction measures included additional workforce reductions, facility closures, and the disposition of excess manufacturing equipment. Total 1999 restructuring expenses were $16.7 million. In the first quarter of 2000, our restructuring net credit resulted from an adjustment for equipment to be sold or disposed, partially offset by the finalization of certain workforce reductions.

Restructuring reserves and activity for the first quarter of 2000 are detailed below (in thousands).


                                                 RESERVE                                         RESERVE
                                  CASH/          BALANCE      RESTRUCTURING                      BALANCE
                                NON-CASH        12/31/99         CHARGE          ACTIVITY        3/31/00
                                --------        --------      -------------      --------        --------
Severance and related charges       Cash        $  8,988        $    315         $  5,253        $  4,050
Asset impairment                Non-cash           3,600            (500)           2,202             898
Consolidation of facilities         Cash           2,981              --              169           2,812
                                                --------        --------         --------        --------
Totals                                          $ 15,569        $   (185)        $  7,624        $  7,760


NOTE 4:  BALANCE SHEET COMPONENTS

THREE MONTHS ENDED MARCH 31,                     2000            1999
-----------------------------------------------------------------------
                                                    (in thousands)
INVENTORIES
   Raw material                                $  7,355        $  6,428
   Work in process                                1,640           1,462
   Finished goods                                 4,852           5,702
   Field inventories awaiting installation          420             466
                                               --------        --------
   Total manufacturing inventories               14,267          14,058
   Service inventories                            1,224           1,242
                                               --------        --------
   Total inventories                           $ 15,491        $ 15,300
                                               ========        ========


NOTE 5:  SEGMENT INFORMATION

Effective January 2000, we reorganized internally around strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs include Electric, Natural Gas, Water and Public Power, Energy Information Systems, and International. We have also created an SBU focused on new business opportunities.

Sales for these SBUs include hardware, custom and licensed software, consulting, project management, and installation and support activities. Service revenues are derived from post-sale maintenance support and outsourcing services, where we own, and operate systems for a periodic fee. Intersegment revenues are immaterial.

Management reviews the operating results of each segment after allocations of corporate expenses. As of the date of this report, allocations of operating expenses and other income/expense were not yet complete. It is management's intention to complete these allocations over the course of 2000. Allocation methods may change over time. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Segment revenues and gross profits for the comparable quarters are detailed below.


THREE MONTHS ENDED MARCH 31,                                      2000             1999
-----------------------------------------------------------------------------------------
                                                                      (in thousands)
REVENUES
  Electric                                                      $ 15,463         $ 18,837
  Natural Gas                                                     12,319            8,734
  Water & PP                                                      11,107           17,649
  EIS                                                              5,248            3,651
  International                                                    3,014            3,074
  New businesses                                                     505                0
                                                                --------         --------
Total revenues                                                    47,658           51,945

GROSS PROFIT
  Electric                                                         5,147            4,092
  Natural Gas                                                      5,592            4,330
  Water & PP                                                       2,997            6,978
  EIS                                                              2,541            2,358
  International                                                    1.425              906
  New businesses                                                     374                0
                                                                --------         --------
Total gross profit                                                18,076           18,664

CORPORATE ITEMS

OPERATING EXPENSES
  Sales and marketing                                              5,119            5,797
  Product development                                              6,176            6,602
  General and administrative                                       4,516            3,025
  Amortization of intangibles                                        466              490
  Restructuring charges                                             (185)           1,121
                                                                --------         --------
Total operating expenses                                          16,092           17,035

Operating income                                                   1,984            1,629

Other income (expense)
  Equity in affiliates                                               507             (165)
  Interest, net                                                   (1,567)          (1,875)
  Other                                                              341               20
                                                                --------         --------
  Total other income (expense)                                      (719)          (2,020)
                                                                --------         --------

Income (loss) before income taxes and extraordinary item        $  1,265         $   (391)
                                                                ========         ========

Restated 1999 revenues and gross profit by quarter and by business segment are detailed below (in thousands).


                                       FIRST             SECOND            THIRD            FOURTH              1999
REVENUES                              QUARTER           QUARTER           QUARTER           QUARTER         CONSOLIDATED
                                     ---------         ---------         ---------         ---------        ------------
 Electric                            $  18,837         $  12,506         $  16,594         $   9,565         $  57,502
 Natural Gas                             8,734            16,915            10,885            13,430            49,964
 Water & PP                             17,649            13,901            11,075            10,588            53,213
 EIS                                     3,651             3,327             4,347             4,665            15,990
 International                           3,074             4,572             5,632             3,465            16,743
 New businesses                              0                 0                 0                 0                 0
                                     ---------         ---------         ---------         ---------         ---------
Total                                $  51,945         $  51,221         $  48,533         $  41,713         $ 193,412

GROSS PROFIT
 Electric                                4,092              (958)            3,652           (69,960)          (63,174)
 Natural Gas                             4,330             9,260             5,315             4,441            23,346
 Water & PP                              6,978             5,284             3,840             3,306            19,408
 EIS                                     2,358             1,777             2,535             2,250             8,920
 International                             906             1,355             2,284            (2,276)            2,269
 New businesses                              0                 0                 0                 0                 0
                                     ---------         ---------         ---------         ---------         ---------
Total                                   18,664            16,718            17,626           (62,239)           (9,231)

CORPORATE ITEMS

OPERATING EXPENSES
 Sales and Marketing                     5,797             6,578             6,338             6,528            25,241
 Product development                     6,602             6,953             5,961             7,248            26,764
 General and administrative              3,025             3,362             3,050             4,060            13,497
 Amortization of intangibles               490               490               453               553             1,986
 Restructuring charges                   1,121                --             8,828             6,737            16,686
                                     ---------         ---------         ---------         ---------         ---------
Total operating expenses                17,035            17,383            24,630            25,126            84,174
                                     ---------         ---------         ---------         ---------         ---------

Other income (expense)
 Equity in affiliates                     (165)             (146)             (102)             (187)             (600)
 Interest and other, net                (1,855)           (1,443)           (1,283)           (1,680)           (6,261)
                                     ---------         ---------         ---------         ---------         ---------
 Total other income (expense)           (2,020)           (1,589)           (1,385)           (1,867)           (6,861)
Loss before income taxes and
  extraordinary items                $    (391)        $  (2,254)        $  (8,389)        $ (89,232)        $(100,266)
                                     =========         =========         =========         =========         =========


NOTE 6:  CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of integrated systems solutions for utilities and other customers to collect, communicate, analyze, and manage information about energy and water usage. We design, develop, manufacture, market, install and service hardware, software and integrated systems that enable customers to obtain, analyze and use meter data.

Our solutions integrate a broad array of meter modules, radio and telephone-based communications systems, and data management, delivery and storage applications. In addition, we have handheld computers and supporting products to record visually obtained meter data.

Sales include hardware, custom and licensed software, consulting, project management and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate systems for a periodic fee.

We currently derive the majority of our revenues from sales of products and services to utilities; however, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power markets, and others. We have experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. In recent years these delays have generally been a result of changes or potential changes to federal and state regulation of the electric utility industry and mergers and acquisitions in the utility industry, many of which are also driven by deregulation.

                              RESULTS OF OPERATIONS

REVENUES

                                                        INCREASE
THREE MONTHS ENDED MARCH 31,                2000       (DECREASE)         1999
-------------------------------------------------------------------------------
(in millions)
Electric                                   $ 15.5           (18%)        $ 18.8
Natural Gas                                  12.3            41%            8.7
Water and Public Power                       11.2           (37%)          17.6
Energy Information                            5.2            44%            3.7
International                                 3.0            (2%)           3.1
New businesses                                 .5           100%              0
                                           ------                        ------
Total revenues                             $ 47.7            (8%)        $ 51.9
                                           ======                        ======

Total revenues decreased 8% in the first quarter of 2000 compared to the first quarter of 1999.

Sales of electric meter modules increased 37% in the first quarter of 2000 compared to the first quarter of 1999 from add-on shipments to existing customers and increased volume to meter manufacturers. However, current period Electric SBU revenues were 18% less than the comparable period in 1999 due to significant installation revenues related to a network system in the first quarter of last year, which was substantially completed in the second quarter of last year. On March 31, 2000 we completed the sale of our network system at Duquesne Light Company to an affiliate of Duquesne. Outsourcing revenues related to that system were $2.7 million and $4.0 million in the first quarter of 2000 and 1999, respectively, and are reflected in electric revenues. In conjunction with the sale of the system, we entered into a warranty and maintenance support services agreement with Duquesne, which will result in approximately $695,000 in annual revenues through 2013.

Sales of gas meter modules were 35% higher in the first quarter of 2000 compared to the first quarter of 1999 resulting in a 41% increase in revenues for the Natural Gas SBU. The majority of the revenues were from large add-on orders to existing customers for mobile and off-site meter reading operations.

Water meter module shipments were down 27% in the first quarter of 2000 from 1999's first quarter, contributing to the 37% lower revenues for the Water and Public Power SBU. The 1999 revenues included significant meter module shipments to two large water municipalities as well as installation services revenues for one of those installations, both of which were completed in the first half of 1999. Current quarter revenues included shipments to another significant water municipal customer, which is in year 2 of an expected 4-year installation schedule. Additionally, the current quarter's revenues included a significant sale to an affiliate, which lowered average selling prices as compared to last year. The subsequent resale by the affiliate to end-customers is reported using the equity method of accounting (see "Other Income/Expense" below).

Revenues in the Energy Information Systems SBU increased 44% over the comparable quarter as a result of substantial consulting and software customization activities for a wholesale energy settlement system in Ontario, Canada. Revenues for this system were approximately $2.5 million in the first quarter of 2000.

International revenues of $3 million were approximately equal to the first quarter of 1999. International revenues during both periods were primarily from sales of handheld systems.

Revenues from New Businesses primarily include sales of new products for the water submetering market. Submetering is the automated process of collecting consumption data and generating invoices to directly bill tenants of apartment complexes for their actual water usage.

GROSS MARGIN

The following table shows gross margin as a percentage of corresponding revenue and the percentage change in gross profit by SBU:

                                                       INCREASE
 THREE MONTHS ENDED MARCH 31,             2000        (DECREASE)         1999
------------------------------------------------------------------------------
 Electric                                    33%            11%             22%
 Natural Gas                                 46%            (4%)            50%
 Water and Public Power                      27%           (13%)            40%
 Energy Information                          48%           (17%)            65%
 International                               47%            18%             29%
 New businesses                              69%            69%              0%
Total gross margin                           38%             2%             36%

Total company gross margin was 38% of revenues in the first quarter of 2000 compared to 36% of revenues in the first quarter of last year.

Gross margin for the Electric SBU improved to 33% of revenue in the current quarter compared to 22% for the first quarter last year. The gross margin increase is a result of changes in the revenue mix. During the first quarter of 1999, there were substantial low margin network installation activities. There were no corresponding activities in the first quarter of 2000. In addition, the first quarter of 2000 includes a large software license sale for a handheld system.

Gross margin for the Natural Gas SBU was 46% of revenues in 2000 compared to 50% of revenues in 1999.

Water and Public Power SBU gross margins at 27% of the associated revenues were 13% lower than the comparable period one year ago due to a higher mix of sales through indirect channels, and lower service revenues. Lower service revenues resulted from upgrade sales of handheld systems in 1999 in which we do not receive post-sale service revenue during the warranty period, typically one year.

The Q1 gross margin for New Businesses is unusually high as certain material costs were expensed when purchased instead of when the product shipped to customers. Gross margin of these products/services going forward is expected to be closer to our overall company gross margins.

OPERATING EXPENSES

                                                       INCREASE
THREE MONTHS ENDED MARCH 31,              2000        (DECREASE)         1999
------------------------------------------------------------------------------
(in millions)
Sales and marketing                      $  5.1            (12%)        $  5.8
Product development                         6.2             (6%)           6.6
General and administrative                  4.5             49%            3.0
Amortization of intangibles                  .5             (5%)            .5
Restructuring charge                        (.2)          (117%)           1.1
                                         ------                         ------
Total operating expenses                 $ 16.1             (6%)        $ 17.0
                                         ======                         ======

Effective January 1, 2000 we re-organized into strategic business units. With the reorganization, certain personnel related to management and sales support that had been classified as sales and marketing in previous years are now classified as general and administrative. Substantially all of the decrease in sales and marketing expenses is due to this reclassification.

Product development expenses decreased 6% from the comparable quarter last year as a result of restructuring. Restructuring measures in 1999 included the closure of several product development locations, and associated staff reductions.

General and administrative expenses increased 49% over the comparable quarter from: a) the reclassification of personnel previously included in sales and marketing; b) expenses for executive recruiting and relocation; and c) increased legal and consulting costs. Higher legal costs in the current quarter are mostly the result of increased patent and FCC licensing activity.

Amortization of intangibles remained relatively constant from quarter to quarter.

Restructuring charges in the first quarter of 2000 were slightly negative due to the partial reversal of costs of equipment to be sold or disposed. We had recorded $4.8 million of restructuring costs in 1999 for the disposal of excess manufacturing equipment. Actual disposals have been less than that originally estimated. This reversal more than offset additional involuntary termination expenses for employees that were terminated as part of the corporate restructuring. Restructuring activities are substantially complete.

OTHER INCOME (EXPENSE)

                                                       INCREASE
THREE MONTHS ENDED MARCH 31,              2000        (DECREASE)       1999
----------------------------------------------------------------------------
(in millions)
Equity in affiliates                     $  0.5         $   .7        $ (0.2)
Interest, net                              (1.5)            .3          (1.8)
Other                                       0.3             .3            --
                                         ------         ------        ------
Total other income (expense)             $ (0.7)        $  1.3        $ (2.0)
                                         ======         ======        ======

We have a 50% ownership interest in an affiliate, which acts as a distributor for our products in specific regions of the U.S. Equity in affiliates was approximately $500,000 in the first quarter of 2000 due to increased sales by this affiliate, and from a $150,000 net gain on the sale of our interest in another affiliate.

Net interest expense decreased 16% from the similar quarter last year due to a reduction of subordinated debt and lower average bank borrowings. The reduction in subordinated debt resulted from a debt exchange transaction in 1999 and a debt repurchase transaction in 2000. The gain on the early retirement of subordinated debt for each period is reflected as an extraordinary item on the statement of operations.

Other in the current quarter includes the gain on sale of a non-core business activity in Europe in January 2000.

INCOME TAXES

The effective income tax rate was approximately 38% for the comparative quarters. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in differing tax jurisdictions.

EXTRAORDINARY ITEM - GAIN ON EARLY RETIREMENT OF DEBT

In the first quarter of 2000 we repurchased $3.8 million principal amount of subordinated debt for $2.1 million in cash. The gain on this early retirement of debt, net of expenses and income taxes, was $1.0 million. In March 1999 we completed an offer to exchange $15.8 million principal amount of new subordinated debt for $22.0 million principal amount of original subordinated debt. The after-tax effect of the transaction, net of expenses, was a gain of $3.7 million.


                               FINANCIAL CONDITION

                                                       INCREASE
THREE MONTHS ENDED MARCH 31,              2000        (DECREASE)       1999
----------------------------------------------------------------------------
(in millions)
CASH FLOW INFORMATION
Operating activities                     $  7.2         $  1.1        $  6.1
Investing activities                       29.0           32.4          (3.4)
Financing activities                       (1.7)           1.8          (3.5)
                                         ------         ------        ------
Increase (decrease) in cash              $ 34.5         $ 35.3        $ (0.8)
                                         ======         ======        ======

Cash flow from operating activities was slightly higher in the first quarter of 2000 compared to the first quarter last year. Severance payments related to restructuring measures required $5.3 million of cash in the first quarter of 2000. Additional severance payments of approximately $4.0 million will be made in the second and third quarters of 2000.

On March 31, 2000 we received $32 million from the sale of our network installation at Duquesne Light Company to an affiliate of Duquesne, which is reflected in investing activities. An additional $1 million is being held in escrow pending certain post-closing items. Other investing activities required $3 million in the first quarter, and consisted of normal capital additions and the acquisition of equipment for our outsourcing contract with Southern California Edison. Total capital additions for 2000, including outsourcing equipment requirements, are expected to be approximately $10 million.

Financing activities used $1.7 million in the first quarter of 2000, $2.1 million of which was for the repurchase and retirement of subordinated debt.

In January 2000, we signed an agreement with a bank for a four-year revolving line of credit up to a maximum amount of $35 million. Borrowings available under the new facility are based on accounts receivable and inventory. Outstanding borrowings of $4.1 million under the credit facility were repaid in April 2000 from the proceeds of the Duquesne sale. Management believes that existing cash resources and available borrowings under the credit facility are more than adequate to meet the Company's needs for the remainder of 2000.


CERTAIN FORWARD-LOOKING STATEMENTS

When included in this discussion, the words "expects," "intends," "believes," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in laws or regulations (including FCC licensing actions), the rate of customer demand for our products, the effectiveness of our cost reductions programs, our ability to effect additional initiatives for growth and profitability, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond the Company's control. For a more complete description of these and other risks, see "Recent FCC Actions" section in this document and "Certain Risk Factors" and "Description of Business - FCC Regulation" included in the Company's Annual Report of Form 10-K for the year ended December 31, 1999. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            PART 2: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On April 3, 1999, the Company served Ralph Benghiat, an individual; with a Complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed. Benghiat has filed a counterclaim alleging patent infringement in the United States District Court for the District of Minnesota. The patent infringement allegations relate to certain of the Company's handheld meter reading technology. The matter is currently in the discovery stage with a trial ready date in October 2000. While the Company believes the allegations of infringement are incorrect, there can be no assurance that it will prevail in this matter, or that if it does prevail, that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

        FCC REGULATION

        We have been issued a non-exclusive nationwide FCC license to operate in the 1427-1432 MHz band. With the exception of meter modules that operate in MAS bands and the 910-920 MHz band, our network products operate in this band. At the time our license was issued, the 1427-1432 MHz band was allocated primarily for the use of the federal government, which consented to our use of the band on a secondary, non-interference basis. Current government use of the band is limited to a discrete number of well-defined locations, and we do not expect the fact that we are secondary to federal government operations to have a material impact on our business.

        The 1427-1432 MHz band is among 235 MHz of spectrum that has been earmarked for reallocation from federal government users to private sector users (to be licensed by the FCC). The band is subject to continuing federal government use in specified areas through 2004. The FCC initially decided to include the 1427-1432 MHz band in a spectrum reserve that would not be reallocated and assigned until 2006. In July 1999, however, the FCC proposed to accelerate this timetable and allocate the upper portion of the band for medical telemetry operations. We have filed a petition for rulemaking proposing instead that the band be allocated for automatic meter reading and utility telemetry operations. We are also in discussions with the FCC and the medical telemetry community concerning the possibility of sharing the band. In addition, we are bringing the impact of this issue to the attention of our congressional delegations in Washington, Minnesota and North Carolina. While we believe we will reach an acceptable solution for a shared band, there can be no assurance that the FCC will adopt an allocation for the band that is compatible with Itron's business.

        If we are not successful in our efforts to continue operations in the 1427 to 1432 MHz band, we anticipate that current installations will be grandfathered. However, in such an event, our network products would have to be redesigned to operate at a different frequency spectrum for new installations, which could have a material adverse effect on our business. For further discussion, please see "FCC Regulation Intellectual Property" and "Certain Risk Factors - Availability and Regulation of Radio Spectrum" in our Annual Report on Form 10K on file with the SEC.

        The Company is not involved in any other material legal proceedings.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

        Exhibit 10.19 - Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000.

        Exhibit 10.20 - Warranty and Maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000.

        Exhibit 27 - Financial Data Schedule

b)      Reports on Form 8-K

The following reports on Form 8-K were filed during the first quarter. Each report was filed pursuant to Item 5 of the form.

REPORT DATE           DATE FILED            SUBJECT (s)
--------------------------------------------------------------------------------------
January 18, 2000      January 18, 2000      Date of annual shareholders meeting
January 26, 2000      January 26, 2000      New credit facility
March 13, 2000        March 15, 2000        Management change announcement and
                                              revised annual shareholders meeting date
March 31, 2000        March 31, 2000        Closing of Duquesne project sale;
                                              revised 1999 financial results; second
                                              amendment to loan agreement


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ITRON, INC.
                                        (Registrant)



                                        By:    /s/ David G  Remington
                                               ---------------------------------
                                               David G. Remington
                                               Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)


Date:  May 12, 2000