Form 10-Q
period 2000-06-30
ITRON INC /WA/
filed 2000-08-14
CIK 780571

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

               For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

As of July 31, 2000, there were outstanding 15,242,615 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                 Itron, Inc.

                              Table of Contents



                                                                            Page


Part 1: FINANCIAL INFORMATION

         Item 1: Financial Statements (Unaudited)
                  Consolidated Statements of Operations                        1
                  Consolidated Balance Sheets                                  2
                  Consolidated Statements of Cash Flows                        3

                  Notes to Consolidated Financial Statements
                           Note 1: Basis of Presentation                       4
                           Note 2: Earnings Per Share and Capital Structure    4
                           Note 3: Restructuring                               4
                           Note 4: Balance Sheet Components                    5
                           Note 5: Segment Information                         5
                           Note 6: Contingencies                               6

         Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations 7-10
                           Revenues                                            7
                           Gross Margin                                        8
                           Operating Expense                                   9
                           Other Income                                        9
                           Income Tax                                         10
                           Extraordinary Item                                 10
                           Cash Flow                                          10

Part 2: Other Information

         Item 1: Legal Proceedings                                            11
         Item 4:  Submission of matters to a vote of security holders         12
         Item 6: Exhibits and Reports on Form 8-K                             12

         Signature                                                            13

                                        Part 1: Financial Information

Item 1:  Financial Statements


                                  ITRON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                     Three months ended June 30,       Six months ended June 30,
======================================================================================================================
Revenues                                              2000              1999             2000              1999
                                                   ------------     -------------    -------------     ------------
   Sales                                              $ 34,706         $ 37,588          $ 70,372         $ 76,797
   Service                                              10,108           13,633            22,100           26,369
                                                   -------------    -------------    --------------    -------------
   Total revenues                                       44,814           51,221            92,472          103,166
Cost of revenues
   Sales                                                21,332           23,593            42,222           47,830
   Service                                               6,309           10,910            15,001           19,954
                                                   -------------    -------------    --------------    -------------
   Total cost of revenues                               27,641           34,503            57,223           67,784
                                                   -------------    -------------    --------------    -------------

Gross profit                                            17,173           16,718            35,249           35,382

Operating expenses
   Sales and marketing                                   5,104            6,577            10,223           12,375
   Product development                                   5,306            6,953            11,482           13,555
   General and administrative                            4,167            3,362             8,683            6,387
   Amortization of intangibles                             465              490               931              980
   Restructuring charges                                     -                -             (185)            1,121
                                                   -------------    -------------    --------------    -------------
   Total operating expenses                             15,042           17,382            31,134           34,418
                                                   -------------    -------------    --------------    -------------
 Operating income (loss)                                  2,131            (664)             4,115              964

Other income (expense)
   Equity in affiliates                                    248            (146)               755            (311)
   Interest, net                                         (974)          (1,530)           (2,541)          (3,405)
   Other                                                     1               87               342              107
                                                   -------------    -------------    --------------    -------------
   Total other income (expense)                          (725)          (1,589)           (1,444)          (3,609)

Income (loss) before income taxes and
     extraordinary item                                  1,406          (2,253)             2,671          (2,645)
Income tax (provision) benefit                           (530)              670           (1,010)              830
                                                   -------------    -------------    --------------    -------------

Income (loss) before extraordinary item                    876          (1,583)             1,661          (1,815)
   Extraordinary gain on early retirement of
     debt, net of income taxes of $570 and $1,970            -                -             1,047            3,660
                                                   -------------    -------------    --------------    -------------
Net income (loss)                                       $  876        $ (1,583)           $ 2,708         $  1,845
                                                   -------------    -------------    --------------    -------------


Earnings per share
Basic and diluted
   Income (loss) before extraordinary item             $  0.06        $  (0.11)           $  0.11         $ (0.12)
   Extraordinary item                                        -                -              0.07             0.25
                                                   -------------    -------------    --------------    -------------
   Net income (loss) share                             $  0.06         $ (0.11)           $  0.18          $  0.12





The accompanying notes are an integral part of these financial statements.




                                                 ITRON, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                          (Unaudited, in thousands)
                                                                         June 30,          December 31,
==========================================================================================================
                                                                           2000                1999
  --------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
     Cash and cash equivalents                                               $  30,703           $  1,538
     Accounts receivable, net                                                   35,814             46,561
     Current portion of long-term contracts receivable                           2,246              2,579
     Inventories, net                                                           16,373             15,300
     Equipment held for sale, net                                                    -             32,750
     Deferred income tax asset                                                   6,532              8,016
     Other                                                                         717              1,340
                                                                    -------------------  -----------------
     Total current assets                                                       92,385            108,084
                                                                    -------------------  -----------------

  Property, plant and equipment, net                                            28,939             31,627
  Equipment used in outsourcing, net                                             8,762              5,951
  Intangible assets, net                                                        14,005             15,196
  Deferred income tax asset                                                     25,726             26,922
  Long-term contracts receivable                                                 3,811              1,813
  Other                                                                          3,167              2,486
                                                                    -------------------  -----------------

  Total assets                                                               $ 176,795          $ 192,079
                                                                    -------------------  -----------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
     Short-term borrowings                                                   $       -          $   3,646
     Accounts payable and accrued expenses                                      32,121             35,369
     Wages and benefits payable                                                  8,896             16,396
     Deferred revenue                                                            7,476              8,413
                                                                    -------------------  -----------------
     Total current liabilities                                                  48,493             63,824
                                                                    -------------------  -----------------

  Convertible subordinated debt                                                 53,459             57,234
  Mortgage notes and leases payable                                              5,975              6,280
  Project financing                                                              6,949              7,216
  Warranty and other obligations                                                10,822             10,000
                                                                    -------------------  -----------------
     Total liabilities                                                         125,698            144,554
                                                                    -------------------  -----------------

  Shareholders' equity
     Common stock                                                              108,732            107,603
     Retained deficit                                                         (55,798)           (58,506)
     Accumulated other comprehensive income                                    (1,837)            (1,572)
                                                                    -------------------  -----------------
     Total shareholders' equity                                                 51,097             47,525
                                                                    -------------------  -----------------
  Total liabilities and shareholders' equity                                 $ 176,795          $ 192,079
                                                                    -------------------  -----------------


The accompanying notes are an integral part of these financial statements.




                                                  ITRON, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited, in thousands)

                                                                                          Six months ended June 30,
===============================================================================================================
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                     $  2,708             $  1,845
Noncash charges (credits) to income:
Depreciation and amortization                                                     7,133                9,347
Deferred income tax provision (benefit)                                           2,110                (841)
Equity in affiliates, net                                                         (564)                  311
Extraordinary gain on early extinguishment of debt, net of taxes                (1,047)              (3,660)
Changes in operating accounts:
    Accounts receivable                                                          10,988               15,960
    Inventories                                                                 (1,073)                  326
    Accounts payable and accrued expenses                                       (2,063)              (3,152)
    Wages and benefits payable                                                  (7,500)                  773
    Long-term contracts receivable                                              (1,665)              (4,570)
    Deferred revenue                                                              (937)              (3,623)
    Other, net                                                                    (475)                  251
                                                                       --------------------    -----------------
Cash provided by operating activities                                             7,615               12,967
                                                                       --------------------    -----------------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                    (2,490)              (3,331)
Equipment used in outsourcing                                                   (3,074)              (4,751)
Proceeds from sale of equipment used in outsourcing                              32,690                    -
Proceeds from sale of business interest                                             431                    -
Other, net                                                                        (739)                  153
                                                                       -------------------    ------------------
Cash provided (used) by investing activities                                     26,818              (7,929)
                                                                       -------------------    ------------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                            (3,646)              (5,176)
Payments on project financing                                                     (267)                (248)
Issuance of common stock                                                          1,129                  744
Purchase and retirement of subordinated debt                                    (2,098)                    -
Other, net                                                                        (386)                (213)
                                                                       -------------------    ------------------
Cash provided (used) by financing activities                                    (5,268)              (4,893)

Increase in cash and cash equivalents                                            29,165                  145
Cash and cash equivalents at beginning of period                                  1,538                2,743
                                                                       -------------------    ------------------
Cash and cash equivalents at end of period                                     $ 30,703              $ 2,888
                                                                       -------------------    ------------------






The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and six-month periods ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2: Earnings Per Share and Capital Structure

                                                      Three months ended June 30,         Six months ended June 30,
(in thousands)                                              2000             1999              2000             1999
----------------------------------------------        -----------------------------------------------------------------
Weighted average shares outstanding                        15,127           14,807            15,080           14,782
Effect of dilutive securities:
   Stock options                                              211                -               280              556
   Convertible debt                                             -                -                 -                -
                                                      -------------    -------------     -------------    -------------
Weighted average shares outstanding assuming
conversion                                                 15,338           14,807            15,360           15,338
                                                      -------------    -------------     -------------    -------------


Options to purchase common stock have been granted at fair market value to directors, employees and other key personnel. These options will dilute the ownership of our stock if they are exercised. The dilutive effect of these options is included for purposes of calculating diluted earnings per share using the "treasury stock" method. We also have subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method.

Note 3: Restructuring

We recorded charges totaling $20.6 million in 1998 and 1999 for restructuring activities that have improved efficiencies and reduced costs. These activities include workforce reductions, the sale or disposition of assets, the write-off of certain of our intangible assets and the closure and consolidation of facilities. In 1999, we aggressively extended our restructuring activities to further reduce spending and to realign the Company into six market-focused business units.

Restructuring reserves and activity for the first half of 2000 are detailed below (in thousands).

                                                          Reserve                                              Reserve
                                          Cash/           Balance          Restructuring                       Balance
                                        Non-Cash          12/31/99             Charge          Activity        6/30/00
                                      -------------    --------------    ------------------   -----------    -----------

Severance and related charges                Cash            $8,988                  $315        $7,429         $1,874
Asset impairment                         Non-cash             3,600                 (500)         2,620            480
Consolidation of facilities                  Cash             2,981                     -         (108)          3,089
                                                       --------------    ------------------   -----------    -----------
Totals                                                      $15,569                $(185)        $9,941         $5,443

The reserve balances for severance and related charges and asset impairment are expected to be fully utilized in 2000. Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2008.

Note 4:  Balance Sheet Components

                                                                                      June 30,           December 31,
                                                                                        2000                 1999
---------------------------------------------------------------------------------- ---------------- --- ----------------
Inventories (in thousands)
  Raw material                                                                             $ 7,807            $ 6,428
  Work in process                                                                              580              1,462
  Finished goods                                                                             6,561              5,702
  Field inventories awaiting installation                                                      473                466
                                                                                   ----------------     --------------
  Total manufacturing inventories                                                           15,421             14,058
  Service inventories                                                                          952              1,242
                                                                                   ----------------     --------------
  Total inventories                                                                        $16,373            $15,300
                                                                                   ----------------     --------------

Note 5:  Segment Information

Effective January 2000, we reorganized internally around strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs include Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems, and International Systems. As indicated below, our new business SBU has been merged with Water & Public Power.

Sales for these SBUs include hardware, custom and licensed software, consulting, project management, and installation and support activities. Service revenues are derived from post-sale maintenance support and outsourcing services, where we own and operate, or simply operate systems for a periodic fee. Intersegment revenues are immaterial.

Management intends to review the operating results of each segment both before and after allocations of corporate expenses. As of the date of this report, allocations of such expenses have not been determined. It is management's intention to finalize these allocations during 2000. Allocation methods may change over time. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Segment revenues and gross profits for the comparable quarters are detailed below. In the first quarter Form 10-Q, information was reported in the Segment Information footnote and Management's Discussion and Analysis as "New Businesses" and "Other" respectively. This information is now included in the Water & Public Power segment.




                                                                                      June 30,             June 30,
                                                                                        2000                 1999
---------------------------------------------------------------------------------- ---------------- --- ---------------
(in thousands)
Revenues
   Electric                                                                            $12,780               $12,506
   Natural Gas                                                                           9,671                16,915
   Water & Public Power                                                                 13,884                13,901
   Energy Information Systems                                                            5,835                 3,327
   International                                                                         2,644                 4,572
                                                                              -------------------    ------------------
Total revenues                                                                          44,814                51,221
                                                                              -------------------    ------------------
Gross profit
   Electric                                                                              4,422                 (958)
   Natural Gas                                                                           4,254                 9,260
   Water & Public Power                                                                  4,314                 5,284
   Energy Information Systems                                                            3,003                 1,777
   International                                                                         1,180                 1,355
                                                                              -------------------    ------------------
Total gross profit                                                                      17,173                16,718
                                                                              -------------------    ------------------
CORPORATE ITEMS

Operating expenses
   Sales and marketing                                                                   5,104                 6,577
   Product development                                                                   5,306                 6,953
   General and administrative                                                            4,167                 3,362
   Amortization of intangibles                                                             465                   490
   Restructuring charges                                                                     -                     -
                                                                              -------------------    ------------------
Total operating expenses                                                                15,042                17,382

Operating income (loss)                                                                  2,131                 (664)

Other income (expense)
   Equity in affiliates                                                                    248                 (146)
   Interest, net                                                                         (974)               (1,530)
   Other                                                                                     1                    87
                                                                              -------------------    ------------------
   Total other income (expense)                                                          (725)               (1,589)
                                                                              -------------------    ------------------
Income (loss) before income taxes and extraordinary item                                $1,406             $ (2,253)
                                                                              ===================    ==================

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

Sales include hardware, custom and licensed software, consulting, project management and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate, or simply operate systems for a periodic fee.

We currently derive the majority of our revenues from sales of products and services to utilities; however, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power markets, and others. We have experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions. In recent years these delays have generally been a result of changes or potential changes to federal and state regulation of the electric utility industry and mergers and acquisitions in the utility industry.

RESULTS OF OPERATIONS

Revenues                                       Three months ended June 30,             Six months ended June 30,
(in millions)                                          Increase                                 Increase
                                          2000        (Decrease)       1999        2000        (Decrease)        1999
                                          ----        ----------       ----        ----        ----------        ----
Electric                                  $ 12.8         2%            $ 12.5      $ 28.2        (10%)           $ 31.3
Natural Gas                                  9.7        (43%)            16.9        22.0        (14%)             25.7
Water & Public Power                        13.9         0%              13.9        25.5        (19%)             31.6
Energy Information Systems                   5.8         76%              3.3        11.1         59%               7.0
International                                2.6        (43%)             4.6         5.7        (25%)              7.6
                                         --------     ----------      --------    --------     ---------       ---------
Total revenues                            $ 44.8        (13%)          $ 51.2      $ 92.5        (10%)         $103.2
                                         ========     ==========      ========    ========     =========       =========


Total revenues decreased 13% in the second quarter of 2000 compared to the second quarter of 1999.

Electric segment revenues in the second quarter were approximately level with the prior year's quarter. Year-to-date Electric revenues were down 10% from the same period in 1999. Revenues for the three months and the six months ended June 30, 1999 in this segment were net of a $4.2 million price concession for a network installation. Second quarter outsourcing revenues in the Electric segment were $1.2 million compared to $5.1 million in last year's second quarter. Outsourcing revenues decreased year-over-year due to the sale of our network installation at Duquesne in the first quarter of 2000. This year's outsourcing revenues are for a mobile AMR application that is expected to be fully installed by the first quarter of 2001. Net of the price concession and outsourcing activities, revenues for the three months and the six months ended June 30, 2000 were comparable to the same periods in 1999.

Revenues in the Natural Gas segment decreased 43% in the second quarter of 2000 compared to the second quarter of 1999 largely due to unusually high shipments in 1999 to one customer with a large multi-year contract.

Second quarter revenues for the Water & Public Power ("WPP") segment were relatively level in 2000 compared with the comparable quarter in 1999. Revenues for the six months ended June 30, 2000 were down 19% compared to 1999 because the installation of equipment for two direct sales to large municipalities was substantially completed in the second quarter of 1999. Sales to an affiliate have lowered average selling prices compared with last year. The subsequent resale by the affiliate to end-customers is reported using the equity method of accounting (see "Other Income/Expense" below).

Revenues in the Energy Information Systems ("EIS") segment increased 76% and 59% respectively for the three and six-month periods ended June 30, 2000 over the comparable periods in 1999. EIS revenues primarily consist of product sales for commercial and industrial customer energy usage, and product sales to the wholesale energy market. EIS revenues increased largely as a result of substantial consulting and software customization activities for a wholesale energy settlement system in Ontario, Canada. Revenues from wholesale markets were $2.1 million in the second quarter of 2000 compared to $500,000 in the second quarter of 1999.

International revenues of $2.6 million in the second quarter of 2000 were 43% less than the second quarter of 1999. The 1999 quarter included $700,000 of revenues from a noncore-business subsidiary that was sold in January 2000. Most of the remaining decrease is due the timing of orders and shipments of handheld systems to the Asia/Pacific region.

Gross Margin

The following table shows gross margin as a percentage of corresponding revenue and the percentage change in gross margin by business segment:

                                             Three months ended June 30,               Six months ended June 30,
                                                       Increase                                 Increase
                                         2000         (Decrease)       1999        2000        (Decrease)       1999
                                         ----         ----------       ----        ----        ----------       ----
Electric                                   35%            43%          (8%)         34%            14%           10%
Natural Gas                                44%          (11%)           55%         45%           (8%)           53%
Water and Public Power                     31%           (7%)           38%         30%           (9%)           39%
Energy Information                         51%           (2%)           53%         50%             9%           59%
International                              45%            15%           30%         46%            16%           30%
                                         -----        ----------       -----       -----        ---------       ----
Total gross margin                         38%             4%           34%         38%             4%           34%
                                         =====        ==========       =====       =====        =========       ====

Total gross margin was 38% of revenues in the second quarter of 2000 compared with 34% of revenues in the second quarter of 1999. During the three months and six months ended June 30, 2000, gross margin benefited from the consolidation of our high volume manufacturing operations in Minnesota. In an effort intended to reduce fixed costs and benefit gross margin, the Company also outsourced low volume manufacturing and service repair operations to Servatron during the second quarter of 2000. Servatron is an affiliated company formed by a group of former Company employees (see Exhibit 10.22 in Item 6).

Gross margin for the Electric segment improved to 35% of revenue in the current quarter compared with (8)% for the second quarter last year. Last year's negative gross margin was caused by the $4.2 million price concession discussed above. The 1999 quarter also included significant outsourcing activities for the Duquesne project which depressed the overall Electric gross margin by 13 percentage points when compared to the 2000 quarter. Year-to-date Electric gross margins of 34% are much higher than the prior year gross margin of 10% for the same reasons.

Higher material costs and lower production volume decreased Natural Gas gross margins in the second quarter and six-month periods of 2000 as compared to the similar periods in 1999.

Higher material costs and a higher mix of sales through indirect channels in 2000 has has resulted in lower gross margins in the WPP segment.



Operating Expenses
                                               Three months ended June 30,             Six months ended June 30,
(in millions)                                          Increase                                 Increase
                                          2000        (Decrease)       1999        2000        (Decrease)       1999
                                          ----        ----------       ----        ----        ----------       ----
Sales and marketing                        $ 5.1        (22%)           $ 6.6      $ 10.2        (17%)          $ 12.4
Product development                          5.2        (24%)             6.9        11.5        (15%)            13.5
General and administrative                   4.2         24%              3.4         8.7         36%              6.4
Amortization of intangibles                  0.5        (5%)              0.5         0.9        (5%)              1.0
Restructuring charges                          -         0%                 -       (0.2)       (117%)             1.1
                                         --------     ---------       --------    --------     ----------      --------
Total operating expenses                   $15.0        (13%)           $17.4       $31.1        (10%)           $34.4
                                         ========     =========       ========    ========     ==========      ========

As discussed earlier, effective January 1, 2000 we reorganized into strategic business units. With the reorganization, certain personnel related to management and sales support that had been classified as sales and marketing in previous years are now classified as general and administrative. Approximately one-half of the year-to-date decrease in sales and marketing is due to this reclassification. The remaining decrease results from a reduction in international staff, fewer domestic salespeople for the comparative periods, and lower commission expense from lower revenues.

The decrease in product development expenses in 2000 compared with 1999 results primarily from restructuring measures in 1999 which included the closure of several product development locations and associated staff reductions.

The increased general and administrative expenses in 2000 compared with 1999 result from: the reclassification of personnel previously included in sales and marketing; expenses for executive recruiting and relocation; and increased legal and consulting costs. Higher legal costs in the current year are mostly the result of increased patent and FCC licensing activity.

Amortization of intangibles remained relatively constant for the comparative periods.

Restructuring charges in the first half of 2000 were slightly negative due to the partial reversal of expected losses for equipment to be sold or disposed. Restructuring measures are substantially complete.

Other Income (Expense)
                                               Three months ended June 30,             Six months ended June 30,
(in millions)                                          Increase                                 Increase
                                          2000        (Decrease)       1999        2000        (Decrease)       1999
                                          ----        ----------       ----        ----        ----------       ----
Equity in affiliates                       $ 0.3        270%          $(0.2)        $ 0.8        343%           $(0.3)
Interest, net                              (1.0)         36%            (1.5)       (2.5)         25%            (3.4)
Other                                          -       (100%)             0.1         0.3        220%              0.1
                                         --------     ----------      --------    --------     ---------      --------
Total other income (expense)              $(0.7)         54%          $(1.6)       $(1.4)         60%           $(3.6)
                                         ========     ==========      ========    ========     =========       ========

We have a 50% ownership interest in an affiliate, which acts as a distributor for our products in specific regions of the U.S. Equity in affiliates was $248,000 in the second quarter of 2000 due to increased sales by this affiliate. Year-to-date equity in affiliates includes a $150,000 net gain on the sale of our interest in another partially-owned domestic affiliate.

Net interest expense decreased 36% from the similar quarter last year due to lower bank borrowings, a reduction of subordinated debt outstanding, and net invested cash during the current quarter. We received approximately $32.7 million from the sale of our outsourcing installation at Duquesne through June of this year and used the proceeds to pay down short-term bank borrowings. Excess cash is invested in short-term investment grade securities. The reduction in subordinated debt resulted from a debt repurchase transaction in the first quarter of 2000. The gain on the early retirement of subordinated debt for each period is reflected as an extraordinary item on the statement of operations.

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

FINANCIAL CONDITION

                                               Three months ended June 30,             Six months ended June 30,
(in millions)                                          Increase                                 Increase
Cash flow information:                    2000        (Decrease)       1999        2000        (Decrease)       1999
                                          ----        ----------       ----        ----        ----------       ----
   Operating activities                    $ 0.4        (94%)           $ 6.9       $ 7.6        (41%)          $ 12.9
   Investing activities                    (2.1)         53%            (4.5)        26.8        439%            (7.9)
   Financing activities                    (3.6)       (157%)           (1.4)       (5.2)        (6%)            (4.9)
                                         --------     ---------       --------    --------     ----------      --------
   Increase (decrease) in cash           $ (5.3)       (630%)           $ 1.0      $ 29.2        293%            $ 0.1
                                         ========     =========       ========    ========     ==========      ========

Year-to-date cash flow from operating activities was $7.6 million through June of 2000 compared to $12.9 million in the same period last year. We used approximately $2.6 million and $7.5 million of cash for involuntary termination benefits and other restructuring related costs during the second quarter and six-month periods ending June 30, 2000, respectively. Additional severance payments of approximately $1.9 million will be made in the third quarter of 2000.

On March 31, 2000 we received $32.0 million from the sale of our network installation at Duquesne Light Company to an affiliate of Duquesne, which is reflected in investing activities. In the second quarter we collected an additional $700,000 in sales proceeds which had been held in escrow pending certain post-closing items. Other investing activities used $6 million in the first half of 2000, consisting of normal capital additions and the acquisition of equipment for our outsourcing contract with Southern California Edison. Total capital additions for 2000, including outsourcing equipment requirements, are expected to be approximately $10 million.

During the first half of 2000, financing activities used $5.2 million in cash, $3.6 million of which was used to pay down short-term bank borrowings and $2.1 million was used for the repurchase and retirement of subordinated debt.

Management believes that existing cash resources and available borrowings under the credit facility are more than adequate to meet the Company's needs for the remainder of 2000.

Certain Forward-Looking Statements
  When included in this discussion, the words "expects," "intends," "believes," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, changes in laws or regulations (including FCC licensing actions), the rate of customer demand for our products, the effectiveness of our cost reductions programs, our ability to effect additional initiatives for growth and profitability, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond the Company's control. For a more complete description of these and other risks, see "FCC Regulations"
  section in this document and "Certain Risk Factors" and "Description of Business - FCC Regulation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            Part 2: Other Information

Item 1:  Legal Proceedings

         Benghiat Patent Litigation

         On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgement that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota. The lawsuit is currently in the motion and discovery stage with a tentative trial date in October 2000. Because of pending summary judgement motions, the trial date will probably be rescheduled in 2001. While the Company believes that its products do not infringe the Benghiat patent, there can be no assurance that it will prevail in this matter, or that if it does prevail, that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

         FCC Regulation

         In 1994 the Company was issued a non-exclusive nationwide Federal Communications Commission (FCC) license to operate in the 1427-1432 MHz band. With the exception of meter modules that operate in MAS bands and the 910-920 MHz band, our network products operate in parts of this band. At the time our license was issued, the 1427-1432 MHz band was allocated primarily for use by the federal government, which consented to our use of the band on a secondary, non-interference basis. Current government use of the band is limited to a discrete number of well-defined locations, and we did not expect the fact that we were secondary to federal government operations to have either a present or future material impact on our business.

         The 1427-1432 MHz band is among 235 MHz of spectrum that has been earmarked for reallocation from federal government users to private sector users (to be licensed by the FCC). The band is subject to continuing federal government use in specified areas through 2004. The FCC initially decided to include the 1427-1432 MHz band in a spectrum reserve that would not be reallocated and assigned until 2006. In July 1999, however, the FCC proposed to accelerate this timetable and allocate the upper portion of the band to wireless medical telemetry operations. We filed a petition with the FCC for rulemaking proposing instead that the band be allocated for automatic meter reading and utility telemetry operations.

         On June 8, 2000, the FCC issued a Report and Order allocating three MHz of the band (1429-1432MHz) on a primary basis for use by wireless medical telemetry. Use of the remaining two MHz (1427-1429MHz) will be the subject of further rulemaking proceedings by the FCC, which may or may not grant Itron the right to use that band. Until that time, we may continue operating in the 1427-1429MHz band. We have had discussions with the FCC and the medical telemetry community concerning the sharing of the entire five MHz of the band. In addition, we are working with our congressional delegations in Washington, Minnesota and North Carolina to provide a legislative solution that would permit Itron to use the entire 5 MHz of the band on a co-primary basis with wireless medical telemetry. While we believe we will reach an acceptable solution for use of the band, there can be no assurance that there will be an allocation for the band that is compatible with Itron's business.

         If we are not successful in our efforts to continue operations in the 1427-1432 MHz band, we believe that current installations will be permitted to continue under a grandfathering provision. However, there can be no assurance that such grandfathering will be permitted or that we will have any rights whatsoever in the band after final rulemaking by the FCC. In such event, our network products (other than modules) would have to be redesigned to operate at a different frequency spectrum, which could have a material adverse effect on our business. For further discussion, please see "FCC Regulation Intellectual Property" and "Certain Risk Factors - Availability and Regulation of Radio Spectrum" in our Annual Report on Form 10K on file with the SEC.

         CellNet Patent Litigation

         On October 3, 1996, the Company filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota. The suit alleges that CellNet is infringing on its United States Patent No. 5,553,094 entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgement that had previously been filed by the Company and CellNet. In its decision, the Court held the Company's patent valid, but not infringed. The Company believes the non-infringement decision was incorrect and has filed an appeal. The litigation stay resulting from CellNet's filing for bankruptcy protection has been lifted. All briefs have been filed and oral arguments are expected this October. There can be no assurance that the Company will prevail on appeal in this action.

         The Company is not involved in any other material legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on June 28, 2000. Two directors were elected for a term of one year until 2001, Michael
         J. Chesser and LeRoy D. Nosbaum. Three directors were elected for a term of three years, Michael B. Bracy, Mary Ann Peters, and Graham M. Wilson. Ted C. DeMerritt, Jon E. Eliassen, Paul A. Redmond and S. Edward White continued their terms as directors.

         The following summarizes all matters voted on at the meeting:

                  Matter 1.  Election of Directors:
                    Nominee                               In Favor                   Withheld
                  --------------------------------------- -------------------------- ---------------------------
                  Michael J. Chesser                      14,245,560                 154,181
                  LeRoy D. Nosbaum                        14,270,255                 129,486
                  Michael B. Bracy                        14,248,880                 150,861
                  Mary Ann Peters                         14,235,864                 163,877
                  Graham M. Wilson                        14,251,711                 148,030
                  --------------------------------------- -------------------------- ---------------------------


                  Matter 2.  Approval of the Company's 2000 Stock Incentive Compensation Plan:
                  For                    Against              Abstain                   Broker Non-Votes
                  ---------------------- -------------------- ------------------------- ------------------------
                  8,282,903              2,122,349            35,971                    3,968,518
                  ---------------------- -------------------- ------------------------- ------------------------

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit 10.21 - Form of Change of Control Agreement between Registrant and executive officers Tim Gelvin and Bob Whitney.
                        (A) (10.1)

         Exhibit 10.22 - Contribution Agreement between Itron, Inc. and
                         Servatron, Inc. dated May 15, 2000.

         Exhibit 10.23 - Credit Agreement between Itron, Inc. and Servatron,
                         Inc. dated June 22, 2000.

         Exhibit 27 - Financial Data Schedule

-------------------------------------------------------------------------------
(A) Incorporated by reference to designated exhibit included in the Company's 1999 Annual Report on Form 10-K dated March 26, 2000.

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


Date:  August 14, 2000