Form 10-Q
period 2000-09-30
ITRON INC /WA/
filed 2000-11-14
CIK 780571

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

                For the quarterly period ended September 30, 2000

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

    As of October 31, 2000, there were outstanding 15,326,361 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

================================================================================

                                   Itron, Inc.

                                Table of Contents

                                                                            Page

Part 1: FINANCIAL INFORMATION

        Item 1: Financial Statements (Unaudited)

                Consolidated Statements of Operations                         1
                Consolidated Balance Sheets                                   2
                Consolidated Statements of Cash Flows                         3

Notes to Consolidated Financial Statements
                Note 1: Basis of Presentation                                 4
                Note 2: Earnings Per Share and Capital Structure              4
                Note 3: Restructuring                                         4
                Note 4: Balance Sheet Components                              5
                Note 5: Segment Information                                   5
                Note 6: Contingencies                                         7
                Note 7: Impact of New Accounting Standards                    7

        Item 2: Management's Discussion and Analysis of Financial Condition
                and Results of Operations
                        Revenues                                              8
                        Gross Margin                                          9
                        Operating Expense                                    10
                        Other Income                                         10
                        Income Tax                                           11
                        Extraordinary Item                                   11
                        Financial Condition
                                Cash Flow Information                        11
                        Business Outlook                                     12

Part 2: OTHER INFORMATION

        Item 1: Legal Proceedings                                            13
        Item 6: Exhibits and Reports on Form 8-K                             14

        Signature                                                            15

                          Part 1: Financial Information

Item 1:  Financial Statements

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)            Three months ended                  Nine months ended
                                                               September 30,                      September 30,
=======================================================================================================================
Revenues                                                  2000              1999              2000             1999
                                                          ----              ----              ----             ----

   Sales                                                $ 32,170         $ 34,893          $102,542        $ 111,690
   Service                                                10,351           13,640            32,451           40,009
                                                     -------------    -------------     -------------    -------------
   Total revenues                                         42,521           48,533           134,993          151,699
Cost of revenues

   Sales                                                  18,914           20,391            61,136           68,221
   Service                                                 6,594           10,516            21,595           30,470
                                                     -------------    -------------     -------------    -------------
   Total cost of revenues                                 25,508           30,907            82,731           98,691
                                                     -------------    -------------     -------------    -------------
Gross profit                                              17,013           17,626            52,262           53,008

Operating expenses

   Sales and marketing                                     5,095            6,338            15,318           18,713
   Product development                                     4,632            5,961            16,114           19,516
   General and administrative                              4,363            3,050            13,046            9,437
   Amortization of intangibles                               466              453             1,397            1,433
   Restructuring charges                                       -            8,828             (185)            9,949
                                                     -------------    -------------     -------------    -------------
   Total operating expenses                               14,556           24,630            45,690           59,048
                                                     -------------    -------------     -------------    -------------
Operating income (loss)                                    2,457           (7,004)            6,572           (6,040)

Other income (expense)

   Equity in affiliates                                     138             (102)              893             (413)
   Interest, net                                           (912)          (1,425)           (3,453)          (4,830)
   Other                                                     (3)             142               339              249
                                                     -------------    -------------     -------------    -------------
   Total other income (expense)                            (777)          (1,385)           (2,221)          (4,994)

Income (loss) before income taxes
   and extraordinary item                                  1,680           (8,389)           4,351          (11,034)
Income tax (provision) benefit                              (640)           2,521           (1,650)           3,351
                                                     -------------    -------------     -------------    -------------
Income (loss) before extraordinary item                    1,040           (5,868)           2,701           (7,683)
Extraordinary gain on early extinguishment of
    debt net of income taxes of $570 and $1,970                -                -            1,047            3,660
                                                     -------------    -------------     -------------    -------------
Net income (loss)                                        $ 1,040         $ (5,868)         $ 3,748          $(4,023)
                                                     -------------    -------------     -------------    -------------

Earnings per share

Basic and diluted

   Income (loss) before extraordinary item               $  0.07         $ (0.39)           $  0.17          $ (.52)
   Extraordinary item                                          -                -              0.07             0.25
                                                     -------------    -------------     -------------    -------------
   Net income (loss)                                     $  0.07         $ (0.39)           $  0.24         $  (.27)
                                                     -------------    -------------     -------------    -------------

Average number of shares outstanding
   Basic                                                  15,237           14,885            15,132           14,817
   Diluted                                                15,512           14,885            15,408           14,817


The accompanying notes are an integral part of these financial statements.



                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)                                                         September 30,       December 31,
                                                                                      2000                1999
                                                                               -------------------  -----------------
ASSETS
Current assets
     Cash and cash equivalents                                                          $  19,699           $  1,538
     Accounts receivable, net                                                              37,655             46,561
     Current portion of long-term contracts receivable                                      3,050              2,579
     Inventories, net                                                                      16,009             15,300
     Equipment held for sale, net                                                               -             32,750
     Deferred income tax asset                                                              5,892              8,016
     Other                                                                                    285              1,340
                                                                               -------------------  -----------------
     Total current assets                                                                  82,590            108,084
                                                                               -------------------  -----------------

  Property, plant and equipment, net                                                       26,230             31,627
  Equipment used in outsourcing, net                                                        9,881              5,951
  Intangible assets, net                                                                   13,353             15,196
  Deferred income tax asset                                                                25,725             26,922
  Long-term contracts receivable                                                            4,152              1,813
  Other                                                                                     3,839              2,486
                                                                               -------------------  -----------------
     Total assets                                                                       $ 165,770          $ 192,079
                                                                               -------------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Short-term borrowings                                                              $       -          $   3,646
     Accounts payable and accrued expenses                                                 24,519             35,369
     Wages and benefits payable                                                             7,123             16,396
     Deferred revenue                                                                       5,384              8,413
                                                                               -------------------  -----------------
     Total current liabilities                                                             37,026             63,824
                                                                               -------------------  -----------------

  Convertible subordinated debt                                                            53,459             57,234
  Mortgage notes and leases payable                                                         5,122              6,280
  Project financing                                                                         6,811              7,216
  Warranty and other obligations                                                           10,712             10,000
                                                                               -------------------  -----------------
     Total liabilities                                                                    113,130            144,554
                                                                               -------------------  -----------------
  Shareholders' equity
     Common stock                                                                         109,392            107,603
     Retained deficit                                                                    (54,757)           (58,506)
     Accumulated other comprehensive income                                               (1,995)            (1,572)
                                                                               -------------------  -----------------
     Total shareholders' equity                                                            52,640             47,525
                                                                               -------------------  -----------------
  Total liabilities and shareholders' equity                                            $ 165,770          $ 192,079
                                                                               -------------------  -----------------

The accompanying notes are an integral part of these financial statements.



                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)                                                          Nine months ended September 30,
                                                                                       2000                1999
                                                                               -------------------  -----------------
OPERATING ACTIVITIES
    Net income (loss)                                                                   $ 3,748           $(4,023)
    Noncash charges (credits) to income:
    Depreciation and amortization                                                        10,280             13,929
    Deferred income tax provision (benefit)                                               2,751            (3,360)
    Equity in affiliates, net                                                             (717)                413
    Extraordinary gain on early extinguishment of debt, net of taxes                    (1,047)            (3,660)
    Loss on equipment disposal                                                            (500)              4,764
    Changes in operating accounts:
    Accounts receivable                                                                  8,837             23,660
       Inventories                                                                        (709)              1,521
       Accounts payable and accrued expenses                                            (8,858)            (1,339)
       Wages and benefits payable                                                       (9,273)              2,929
       Long-term contracts receivable                                                   (2,810)            (6,439)
       Deferred revenue                                                                 (3,029)            (4,511)
       Other, net                                                                          138                177
                                                                               --------------------   ----------------
    Cash provided by operating activities                                               (1,189)             24,061
                                                                               --------------------   ----------------

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                        (3,636)            (4,558)
    Equipment used in outsourcing                                                       (4,367)            (6,363)
    Proceeds from sale of equipment used in outsourcing                                  33,000                  -
    Proceeds from sale of business interest                                                 370                  -
    Other, net                                                                          (1,109)                326
                                                                               -------------------   -----------------
    Cash provided (used) by investing activities                                         24,258           (10,595)
                                                                               -------------------   -----------------

FINANCING ACTIVITIES
    Change in short-term borrowings, net                                                (3,646)           (14,000)
    Payments on project financing                                                         (405)              (376)
    Issuance of common stock                                                              1,789              1,207
    Purchase and retirement of subordinated debt                                        (2,098)                  -
    Other, net                                                                            (548)              (205)
                                                                               -------------------   -----------------
    Cash provided (used) by financing activities                                        (4,908)           (13,374)

    Increase in cash and cash equivalents                                                18,161                 92
    Cash and cash equivalents at beginning of period                                      1,538              2,743
                                                                               -------------------   -----------------
    Cash and cash equivalents at end of period                                         $ 19,699            $ 2,835
                                                                               -------------------   -----------------

The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and nine-month periods ended September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2: Earnings Per Share and Capital Structure

                                                          Three months ended                   Nine months ended
                                                             September 30,                       September 30,
                                                      ----------------------------         ---------------------------
(in thousands)                                              2000            1999                  2000           1999
                                                            ----            ----                  ----           ----
Weighted average shares outstanding                       15,237          14,885                15,132         14,817
Effect of dilutive securities:
   Stock options                                             275               -                   276              -
   Convertible debt                                            -               -                     -              -
                                                      ------------     -----------         ------------    -----------
Weighted average shares outstanding assuming
conversion                                                15,512          14,885                15,408         14,817
                                                      ------------     -----------         ------------    -----------

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

Note 3: Restructuring

We recorded charges totaling $20.6 million in 1998 and 1999 for restructuring activities that have improved efficiencies and reduced costs. These activities include workforce reductions, the sale or disposition of assets, the write-off of certain of our intangible assets and the closure and consolidation of facilities. In 1999, we aggressively continued our restructuring activities to further reduce spending and to realign the Company into five market-focused business units.

Restructuring reserves and activity for the first nine months of 2000 are detailed below (in thousands):


                                                          Reserve                                             Reserve
                                          Cash/           Balance         Restructuring                       Balance
                                        Non-Cash          12/31/99           Charge           Activity        9/30/00
                                      -------------    --------------    ---------------    ------------    -----------
Severance and related charges                Cash           $ 8,988             $ 315          $ 9,051          $ 252
Asset impairment                         Non-cash             3,600              (500)           3,100              -
Consolidation of facilities                  Cash             2,981                  -             331          2,650
                                                        -------------    ---------------    -------------   ------------
Totals                                                     $ 15,569            $ (185)        $ 12,482         $2,902

The reserve balances for severance and related charges and asset impairment are expected to be fully utilized in 2000. Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2006.

Note 4:  Balance Sheet Components

                                                                                     September 30,         December 31,
(in thousands)                                                                           2000                  1999
                                                                                   ------------------    -----------------
Inventories
  Raw material                                                                               $ 5,970           $ 6,428
  Work in process                                                                              1,252             1,462
  Finished goods                                                                               7,726             5,702
  Field inventories awaiting installation                                                         -                466
                                                                                   ------------------    --------------
  Total manufacturing inventories                                                             14,948            14,058
  Service inventories                                                                          1,061             1,242
                                                                                   ------------------    --------------
  Total inventories                                                                          $16,009           $15,300
                                                                                   ------------------    --------------


Note 5:  Segment Information

Effective January 2000, we reorganized internally around strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs include Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems, and International Systems. Our Energy Information Systems SBU has two main areas of focus today, advanced software solutions for commercial and industrial users of energy, and advanced software systems for financial settlements, load analysis and billing for wholesale energy markets.

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

Segment revenues and gross profits for the comparable third quarter and nine-month periods are detailed below.


                                                   Three months ended                     Nine months ended
(in thousands)                                       September 30,                          September 30,
                                           -----------------------------------    -----------------------------------
                                                2000                1999               2000                1999
                                           ----------------    ---------------    ----------------    ---------------
Revenues
   Electric                                    $ 11,993            $ 16,594            $ 40,238           $ 47,938
   Natural Gas                                    9,995              10,885              31,986             36,534
   Water & Public Power                          12,177              11,075              37,672             42,625
   Energy Information Systems                     4,578               4,347              15,661             11,325
   International                                  3,778               5,632               9,436             13,278
                                           ----------------    ---------------    ----------------    ---------------
Total revenues                                   42,521              48,533             134,993            151,699

Gross Profit
   Electric                                       3,933               3,652              13,437              6,786
   Natural Gas                                    4,929               5,315              14,731             18,905
   Water & Public Power                           4,481               3,840              12,274             16,102
   Energy Information Systems                     2,027               2,535               7,570              6,670
   International                                  1,643               2,284               4,250              4,545
                                           ----------------    ---------------    ----------------    ---------------
Total gross profit                               17,013              17,626              52,262             53,008

CORPORATE ITEMS

Operating expenses
   Sales and marketing                            5,095               6,338              15,318             18,713
   Product development                            4,632               5,961              16,114             19,516
   General and administrative                     4,363               3,050              13,046              9,437
   Amortization of intangibles                      466                 453               1,397              1,433
   Restructuring charges                              -               8,828               (185)              9,949
                                           ----------------    ---------------    ----------------    ---------------
 Total operating expenses                        14,556              24,630              45,690             59,048
                                           ----------------    ---------------    ----------------    ---------------
 Operating income (loss)                          2,457             (7,004)               6,572            (6,040)

Other income (expense)

   Equity in affiliates                             138               (102)                 893              (413)
   Interest, net                                  (912)             (1,425)             (3,453)            (4,830)
   Other                                            (3)                 142                 339                249
                                           ----------------    ---------------    ----------------    ---------------
   Total other income (expense)                   (777)             (1,385)             (2,221)            (4,994)
                                           ----------------    ---------------    ----------------    ---------------

Income (loss) before income taxes and
extraordinary item                              $ 1,680           $ (8,389)             $ 4,351          $(11,034)
                                           ================    ===============    ================    ===============

Note 6:  Contingencies

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

Note 7:  Impact of New Accounting Standards

SFAS No. 133 and 138

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133. We have been reviewing the implementation of SFAS 133 on a global basis for the Company. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Itron's consolidated results of operations, financial position or cash flows.

SAB No. 101

Effective October 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, as amended, Revenue Recognition in Financial Statements (SAB No. 101), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Under SAB No. 101, certain of our revenues that had been recognized in prior quarters of 2000 prior to adoption, must be deferred until future quarters. While we have not completed our analysis, we estimate that approximately $2.5 million of revenues previously recognized are impacted by the adoption of SAB No. 101. In the fourth quarter, we will recognize the effect of the adoption of SAB No. 101 as a charge of approximately $700,000, net of taxes. This will be presented as a cumulative effect of change in accounting principle, similar to the reporting of extraordinary items. We anticipate that the $2.5 million in deferred revenues will be recognized in the fourth quarter.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Itron is a leading provider of data collection and management solutions for electric, gas and water utilities throughout the world. Itron technology is used by more than 2,000 utilities in over 45 countries around the world to collect data from 275 million electric, gas and water meters. Of those, more than 650 customers are using our radio and telephone-based technology to automatically collect and process information from nearly 17 million meters. In addition, our technology is being used by a number of the newly created wholesale energy markets in the US and Canada to provide critical billing and settlement systems for deregulated markets. Our systems touch more than $200 billion in energy and water transactions every year in North America alone.

Only 10% of the electric, gas and water meters in North America are read using automated meter data collection and communication systems. While we are aggressively pursuing the numerous opportunities remaining for advanced metering and billing systems, we also intend to use our core technology and industry knowledge to move beyond meter reading and open up new opportunities for growth. These new opportunities are centered around supplying systems, technology and services to help electric, gas and water utilities:

         Run their distribution systems more efficiently, Automate the data and information requirements of deregulation and performance based ratemaking, and
         Outsource services utilities no longer want to or no longer have the people or expertise to perform.

We design, develop, manufacture, market, install and service hardware, software and integrated systems. Sales include hardware, custom and licensed software, consulting, project management and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate, or simply operate systems for a periodic fee.

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power markets, and others.


RESULTS OF OPERATIONS

Revenues                                     Three months ended September 30,         Nine months ended September 30,
($'s in millions)                            --------------------------------         -------------------------------
                                                                     Increase                                 Increase
                                          2000         1999         (Decrease)       2000        1999        (Decrease)
                                          ----         ----         ----------       ----        ----        ----------
Electric                                  $ 12.0       $ 16.6          (28%)         $ 40.2      $ 47.9          (16%)
Natural Gas                                 10.0         10.9           (8%)           32.0        36.6          (13%)
Water & Public Power                        12.1         11.1             9%           37.7        42.6          (12%)
Energy Information Systems                   4.6          4.3             7%           15.7        11.3            39%
International                                3.8          5.6          (32%)            9.4        13.3          (29%)
                                         --------    ---------      ----------     ---------    --------     ----------
Total revenues                            $ 42.5       $ 48.5          (12%)         $135.0      $151.7          (11%)
                                         ========    =========      ==========     =========    ========     ==========


Segment revenues can vary from quarter to quarter due to the timing and size of large customer contracts. Quarter-to-quarter variations are not necessarily indications of overall segment trends.

For the third quarter and nine months ended September 30, the largest decrease in revenues in 2000, compared with 1999, is in our Electric segment. In 1999, we had a fee-for-service outsourcing contract with Duquesne Light that resulted in $4.3 million in revenues in the third quarter and $13.3 million in the nine-months ended September 30. In 2000, that contract produced $2.7 million in revenues in the first quarter. At the end of the first quarter of 2000, we sold our system to an affiliate of Duquesne, and as a result, no longer have those outsourcing revenues. Excluding revenues from the Duquesne contract in both years, revenues in our Electric segment were actually 8% higher in 2000 compared with 1999 primarily as a result of increased electric meter module shipments.

In 1999, a single customer accounted for approximately $10.6 million, or 30% of year-to-date revenues in our Natural Gas segment. Shipments under this large multi-year contract began to wind down in 2000 as the contract is nearly completed, and accounted for only $5.9 million, or 18% of year-to-date revenues in 2000. Excluding activity for that customer, revenues increased 12% in 2000 compared with 1999, as a result of increased gas meter module shipments.

The lower revenues in 2000, compared with 1999, in our Water & Public Power segment result primarily from lower handheld electronic meter reading system revenues in 2000. Handheld sales in 1999 were higher than normal due to customer upgrades to handheld systems that were Y2K compliant. The number of water meter modules shipped in the first nine months of 2000 was comparable with the first nine months of 1999.

Revenues in our Energy Information Systems ("EIS") segment have increased in 2000 compared with 1999, primarily as a result of substantial consulting, energy settlement systems, and software customization activities in the wholesale energy market in Ontario, Canada. The start-up of operations for the Ontario wholesale market was delayed in the third quarter of 2000 by approximately 6 months. This resulted in slower revenue growth in the third quarter for EIS compared to EIS's revenue growth rates for the previous two quarters of this year.

International revenues in both 2000 and 1999 are primarily derived from sales of handheld systems. Handheld system sales in 1999 were higher as a result of customer upgrades to Y2K compliant systems.

Gross Margin                             Three months ended September 30,          Nine months ended September 30,
(as a % of corresponding revenue)        --------------------------------          -------------------------------
                                                                 Increase                                     Increase
                                           2000        1999     (Decrease)            2000         1999      (Decrease)
                                      ----------    --------    ------------     ----------     --------    ------------
Electric                                   33%         22%            11%               33%          14%          19%
Natural Gas                                49%         49%              -               46%          52%         (6%)
Water & Public Power                       37%         35%             2%               33%          38%         (5%)
Energy Information Systems                 44%         58%           (14%)              48%          59%        (11%)
International                              43%         41%             2%               45%          34%          11%
                                      ----------    --------    ------------     -----------    ---------    ----------
Total Revenues                             40%         36%             4%               39%          35%           4%

As discussed under revenues above, we had a substantial amount of revenues in the third quarter and first nine months of 1999 in our Electric segment related to our outsourcing contract with Duquesne Light that were at a very low gross margin. In addition, in the second quarter of 1999, gross margins in our Electric segment were impacted by a $4.2 million price concession to a customer for a large network installation.

The lower gross margins for our Natural Gas segment for the first nine months of 2000 compared with 1999 results from lower average selling prices in the 2000 period. Average selling prices in this segment vary per customer primarily as a result of volume commitments.

The lower gross margins in our Water & Public Power segment in 2000 result from lower average selling prices due to a higher proportion of business in 2000 sold through indirect selling channels as well as higher service costs in 2000.

A substantial portion of revenues in our EIS segment come from custom software and development activities related to wholesale energy systems. Margins can vary from period to period depending on the mix of license revenues verses custom development activities, but are typically much higher than in our other business segments. Margins in the third quarter of 2000 were negatively impacted by the delay in the start-up of operations for the Ontario wholesale market.

Higher margins for International in 2000 reflect a shift in product mix towards more profitable handheld systems and away from lower margin development systems in Europe.



Operating Expenses
                                          Three months ended September 30,           Nine months ended September 30,
                                          --------------------------------           -------------------------------
(%'s are of total revenue)
($'s in millions)                          2000              1999                    2000               1999
                                           ----              ----                    ----               ----
Sales and marketing                        $5.1     12%      $6.3       13%         $15.3     11%      $18.7      12%
Product development                         4.6     11%       6.0       12%          16.1     12%       19.5      13%
General and administrative                  4.4     10%       3.0        6%          13.0     10%        9.4       6%
Amortization of intangibles                 0.5      1%       0.5        1%           1.4      1%        1.4       1%
Restructuring charges                         -               8.8       18%         (0.2)       -        9.9       7%
                                       -----------         ---------             -----------         ----------
Total operating expenses                  $14.6     34%     $24.6       51%         $45.7     34%      $59.0      39%
                                       ===========         =========             ===========         ==========


Effective January 1, 2000 we reorganized into strategic business units. With the reorganization, certain personnel related to management and sales support that had been classified as sales and marketing in previous years are now classified as general and administrative. Approximately $1.6 million of the year-to-date decrease in sales and marketing is due to this reclassification. The remaining decrease results from a reduction in international staff, fewer domestic salespeople for the comparative periods, and lower commission expense from lower revenues.

The decrease in product development expenses in 2000 compared with 1999 results primarily from restructuring measures in 1999 which included the closure of several product development locations and associated staff reductions.

The increased general and administrative expenses in 2000 compared with 1999 result from: the reclassification of personnel previously included in sales and marketing; expenses for executive recruiting and relocation; and increased legal and consulting costs. Higher legal costs in the current year are mostly the result of increased litigation expenses, and patent and FCC licensing activity.

Amortization of intangibles remained relatively constant for the comparative periods.

Restructuring charges in the first half of 2000 were slightly negative due to the partial reversal of expected losses for equipment to be sold or disposed. Restructuring measures are substantially complete.



Other Income (Expense)                    Three months ended September 30,            Nine months ended September 30,
($'s in millions)                         --------------------------------            -------------------------------

                                                2000               1999                    2000                1999
                                                ----               ----                    ----                ----
Equity in affiliates                          $  .1               $ (.1)                   $ .9               $ (.4)
Interest, net                                   (.9)               (1.4)                   (3.4)               (4.8)
Other                                             -                 0.1                     0.3                  .2
                                        -------------        -------------           -------------       -------------
Total other income (expense)                 $ (0.8)             $ (1.4)                 $ (2.2)             $ (5.0)
                                        =============        =============           =============       =============


We have a 50% ownership interest in an affiliate, which acts as a distributor for our products in specific regions of the U.S. Equity in affiliates in 2000 largely results from increased sales by this affiliate. In addition, year-to-date equity in affiliates in 2000 includes a $150,000 net gain on the sale of our interest in another partially owned domestic affiliate.

Net interest expense decreased 36% and 29% for the quarter and year-to-date periods in 2000 compared with 1999 due to lower bank borrowings, a reduction of subordinated debt outstanding, and net invested cash during 2000. We received approximately $32.7 million from the sale of our outsourcing installation at Duquesne in the first half of this year and used the proceeds to pay down short-term bank borrowings. Excess cash is invested in short-term investment grade securities. The reduction in subordinated debt resulted from a debt repurchase transaction in the first quarter of 2000.

Income Taxes

The effective income tax rate was approximately 38% in 2000 compared with 30% in 1999. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in differing tax jurisdictions.

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

FINANCIAL CONDITION


Cash Flow Information                 Three months ended September 30,           Nine months ended September 30,
                                      --------------------------------           -------------------------------

($'s in millions)                         2000                1999                   2000              1999
                                          ----                ----                   ----              ----
Operating activities                    $ (8.8)              $ 11.1                $ (1.2)            $24.1
Investing activities                      (2.6)                (2.7)                 24.3             (10.6)
Financing activities                        .4                 (8.5)                 (4.9)            (13.4)
                                      ------------        ------------           ------------      ------------
Increase (decrease) in cash            $ (11.0)              $  (.1)                 18.2             $ 0.1
                                      ============        ============           ============      ============


Operating activities:
We used cash in the third quarter of 2000 as a result of an increase in accounts receivable due to a high proportion of revenues occurring late in the quarter. During the quarter, we made a change in our water pit meter module so that it would be easier for field personnel to install. We chose not to ship product until the change was complete which was late in the third quarter. Also contributing to the use of cash during the quarter was the pay-down of accounts payable due to a last time buy of inventory related to a change in the component for future builds.

During the first nine months of 2000, we used $9.1 million in cash to pay amounts related to severance, facility closures, and other actions related to our major restructuring in late 1999. Without those cash payments, cash flow from operations would have been $7.9 million positive for the first nine months of 2000. The positive cash flow in the first nine months of 1999 reflected the collection of receivables from several completed or substantially completed large projects.

Investing activities:
In the first nine months of 2000, we received $33 million from the sale of our network installation at Duquesne Light Company to an affiliate of Duquesne, which is reflected in investing activities. We used an additional $8.0 million in the first nine months of 2000, primarily for capital additions and the acquisition of equipment for our outsourcing contract with Southern California Edison. Total capital additions for 2000, including outsourcing equipment requirements, are expected to be approximately $10 million.

Financing activities:
We used $3.6 million in cash to pay down short-term bank borrowings and $2.1 million to repurchase and retire subordinated debt in the first quarter of 2000. We used cash in the first nine months of 1999 principally to pay down short-term bank borrowings.

We believe that existing cash resources and available borrowings under our credit facility are more than adequate to meet our cash needs through 2001.

BUSINESS OUTLOOK

In light of the recent adoption by the SEC of Regulation Fair Disclosure, we are including the following outlook information. Throughout the quarter, we will continue our current practice of having corporate representatives meet privately with investors, analysts and others. To the extent those discussions pertain to earnings related information, we will continue to provide additional commentary and discussion on details of the financial statements and outlook as long as we are providing information that we believe is already publicly available or clearly non-material. As the quarter progresses, we will refrain from commenting on previously issued guidance from the standpoint of confirming it, or indicating we have revised expectations, either better or worse, unless we choose to provide updated guidance in the form of a press release or other public documents.

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We believe that fourth quarter revenues could be as much as 10% higher than third quarter revenues of $42.5 million. This expectation is primarily a result of potential business in our Electric and International business segments, a portion of which is not yet booked.

We expect gross margin and operating expenses in the fourth quarter to be similar to the levels we have experienced over the last few quarters.

We expect to have neutral cash flow from operations for the year, which reflects the use of approximately $10 million in cash in 2000 for 1999 restructuring actions.

Based on our preliminary outlook, we believe revenues from our current business in 2001 could be 5% to 10% higher than in 2000. Our estimate is based upon several major utilities, with whom we are in discussions, moving forward with their planned projects. As we have sometimes experienced in the past, customer delays in planned projects can occur as a result of industry or customer specific operational issues.

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

                            Part 2: Other Information

Item 1:  Legal Proceedings

         Benghiat Patent Litigation

         On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgement that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota. The lawsuit is currently in the motion and discovery stage with a tentative trial date in 2001. While the Company believes that its products do not infringe the Benghiat patent, there can be no assurance that it will prevail in this matter, or that if it does prevail, that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

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

         CellNet Patent Litigation

         On October 3, 1996, the Company filed a patent infringement suit against CellNet Data Systems ("CellNet") in the United States District Court for the District of Minnesota. The suit alleges that CellNet is infringing on its United States Patent No. 5,553,094 entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company is seeking injunctive relief as well as monetary damages, costs and attorneys' fees. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgement that had previously been filed by the Company and CellNet. In its decision, the Court held the Company's patent valid, but not infringed. Both parties appealed the decision to the federal Circuit Court of Appeals. Oral arguments were heard on the appeal in October 2000 and the appellate court upheld the lower court decision in all respects.

         The Company is not involved in any other material legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

a)       Exhibits

         10.24    Third Amendment to Credit Agreement

         Exhibit 27 - Financial Data Schedule

-----------------------------------------------------------------------------

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


Date:  November 14, 2000