Form 10-K405
period 2000-12-31
ITRON INC /WA/
filed 2001-03-22
CIK 780571

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from to ____________ to _____________

                        Commission file number 0-22418

                               ---------------

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

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                          Common stock, no par value

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 2001, there were outstanding 15,386,061 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 28, 2001) was approximately $116,841,747.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 16, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: BUSINESS

                                   OVERVIEW

General

  Itron, Inc. was incorporated in Washington State in 1977. For two decades, Itron's technology, products and services have enabled utilities to transition from manual meter reading operations to more sophisticated and automated meter reading systems. In the last few years, Itron has advanced beyond a company known primarily for handheld computer systems and data acquisition technologies into a market leading solution provider for collecting, communicating, analyzing and managing critical data about energy and water usage. Our hardware, software and communications solutions serve a worldwide customer base, touching more than $200 billion in energy and water transactions every year in North America alone.

  It is becoming increasingly clear that the costs of generating electricity and the costs of delivering electricity, natural gas and water will continue to go up over the next few years. Consequently, utilities and their customers must find ways to minimize those costs. We believe that the first step in mitigating rising energy costs is to gather data related to the management of supply and demand. That is a large part of what Itron does today.

  The second step is to turn that data into useful information and knowledge about when and how consumers use energy. Whether it is time-of-use information, aggregation of loads or the settlements process, our software products and systems do that today. With our technology, energy and water distributors, generators, and marketers are streamlining operations, improving customer service, simplifying load forecasting, and launching new services. Energy transmission grid operators are turning to Itron for our software technology and industry expertise in developing new systems to handle the high volume of transactions and the complex financial reconciliation and settlements required for competitive energy markets.

  The third step is to then take the knowledge gained from the above and use it to manage the use of energy and water. Itron's data acquisition and information provisioning expertise will form the basis for this growth opportunity. We are focusing our future efforts on the needs of our customers' customers and helping them mange their energy and water usage. We are creating an expanded value proposition to the energy and water industries that is simple. With the addition of data collection, communication, control and management tools, energy and water providers can:

  .  Reduce distribution infrastructure and component investment,

  .  Avoid building peak generation capacity,

  .  Provide reserve energy for sale,

  .  Increase the reliability and the quality of the energy offering,

  . Provide value-added services to their customers to minimize the high costs of energy

  Itron designs, develops, manufactures, markets, installs and services hardware, software and integrated systems for use by the energy and water industries. Our expertise lies in providing communications technologies, data management products and application software for automated meter reading and data acquisition systems for the electric, gas and water industries; providing financial settlements and reconciliation systems for wholesale energy markets; and marketing and sales to utilities worldwide.

  Using an assortment of communications technologies, our systems collect data from a variety of residential, commercial and industrial meters and deliver it to our customers and their customers as value-added information. Over 2,000 utilities in more than 45 countries use our systems to capture data from 275 million meters. Our data collection software systems for a utility's commercial & industrial (C&I) customers are used by more than 500 utilities throughout the world, including 90% of the largest electric and gas utilities in the United States and

Canada. In addition, our highly sophisticated software systems are being used to manage the critical data management, billing and settlement requirements for newly deregulating wholesale electric markets in California, Arizona, Alberta and Ontario, Canada, as well as the more established wholesale energy markets in the United Kingdom and New Zealand.

  We believe there are numerous growth opportunities available to Itron in the current markets that we serve:

  . Of the 270 million electric, gas and water meters in the United States and Canada, data is collected from approximately 31 million, or 11%, using automated data collection technologies. Itron is the largest supplier of these systems having shipped over 17.6 million meter modules to more than 625 utilities. We believe our large installed base of existing handheld and automated meter reading systems, at over 2,000 utilities around the world, provides us with an excellent growth opportunity as energy and water providers continue to automate data collection from meters.

  . Given the industry's heightened focus on enhancing services to and communications between utilities and large C&I users, our established base of over 500 utilities using our C&I software systems provides us with additional growth opportunities for the add-on software applications we have developed in recent years specifically targeted to C&I customers. In addition, in late 2000, we introduced a new radio-based network communications system that provides utilities with a cost-effective way to gather critical data from large numbers of geographically dispersed C&I meters.

  . There are an increasing number of states and regions in the United States and Canada that are forming regional transmission organizations
     (RTOs) as the supply of electricity is opened up to competition. We have expertise in developing and installing the critical data gathering, processing, billing and settlement systems needed to run those markets effectively.

Industry Overview

  The electric utility industry is undergoing significant change as we move away from a regulated industry towards full competition with retail customers ultimately having access to multiple suppliers and additional services. In total, thirteen states are open or are completing the transition to an open market. Ten other states are partially open or expected to be open in one to two years. The remaining states are in the early stages of deregulation and have not yet established timelines. The recent problems in California have prompted some states, such as Nevada and Arkansas, to delay the start of deregulation. However, for the most part, competitive programs in other states such as Pennsylvania, New York, Texas, Ohio, Massachusetts and Michigan, have largely avoided the pitfalls that have beset California, and are moving forward.

  To a large degree, the energy industry as a whole has not yet implemented the data collection and information management systems, nor has it mastered the new business processes necessary, to successfully manage a market in which suppliers and marketers compete to sell commodities to far-away customers using a common distribution channel. We believe that a key to the successful transition to full competition in energy markets is to balance supply more precisely with overall demand. Shoring up the supply side of the equation represents a long-term strategy as it will take a number of years to build new capacity.

  At Itron, we believe that in the near-term, there are numerous opportunities to manage the demand side more effectively through automating the acquisition and communication of energy and water consumption data. Automation enables deregulated markets to more closely match energy supply and demand through precision load forecasting, effective load management, demand side management programs and incentives, development of more dynamic rate structures, and knowledge-driven conservation programs. In particular, the opportunity is most immediate with commercial and industrial energy customers that typically account for two-thirds or more of a utility's total load, and for the aggregation of residential and small commercial customers.

  In addition to electricity deregulation and the move to open markets, there are additional changes in the industry that will have an impact on how energy and water providers run their businesses and serve their customers.

  . The growth and development of new energy generation and delivery technologies, incorporating fuel cells, micro turbines and other innovations, will create an entirely new type of energy delivery infrastructure characterized by distributed generation and micro-grids. Competencies in communications technologies and advanced energy information management position Itron well to provide solutions that will help manage this new industry dynamic.

  . Energy and water suppliers must find new ways to interact with their customers or they will risk losing them. The data Itron collects and turns into information is a part of the vital new link to their customers. With the rapid deployments of advanced broadband technologies, we have an even greater opportunity to assist our customers' abilities to repackage and deliver the data we collect. Our goal is to become an integral part of changing the way energy and water suppliers communicate with their customers by collecting data, changing it into information and delivering knowledge with which they can shape their future and their customer's futures.

  . While utility companies may retain many of their traditional functions, some functions will be provided by new entities such as Independent System Operators (ISOs), Regional Transmission Operators and Energy Service Providers (ESPs). Utilities may turn the operational control of certain of their transmission facilities over to ISOs and RTOs. ESPs and aggregators are expected to provide both electricity and natural gas to commercial, industrial and residential customers and may, in some places, perform meter reading and customer billing. In addition to ESPs, a number of new entities will likely emerge to provide metering and data services. Such companies also may buy and sell electricity and may have to deal with the frequent changes in prices and costs for the transfer of power. All of these new market entrants will require meter data collection expertise provided by Itron. Our Energy Information Systems
     (EIS) strategic business unit has developed new products and is already working with a number of new entities in the wholesale energy markets.

  . In the gas industry, we believe deregulation will create many of the same needs as deregulation of the electric industry, such as ways to mitigate rapidly increasing prices of natural gas and an increased focus on customer retention by improving customer service. The ability to forecast usage requirements more accurately is also a driver. Of the 11 million gas meters being read automatically today, over 90% are being read with Itron technology and we will continue to enhance our products for this segment of the market.

  . Just as in the electric and gas industries, the water industry is also experiencing significant price increases which is putting tremendous pressure on water utilities to reduce operating costs through metering and technology solutions. Only 60% of the households in North America are being metered for water usage today. There are approximately 61 million water meters in North America with new construction adding new meters every year. As metering technology is added or replaced, automation of data collection and communications technologies is easy and economical. We are well positioned with a number of the key water meter manufacturers, including ABB and Badger Meter and will continue to seek new relationships to maximize delivery of our water products and services.

                            DESCRIPTION OF BUSINESS

Itron Solutions and Benefits

 Solutions

  We have an extensive and cost-effective portfolio of data acquisition, communication and management solutions providing energy and water utilities and other industry participants with numerous options for responding to evolving operational needs, market opportunities and regulatory reform requirements.

  Our solutions integrate a broad array of meter modules, private and public radio- and telephone-based communications systems, and data management, storage and delivery applications. Our solutions support electric, gas, and water service. Itron's integrated approach provides our customers with the flexibility needed to apply a cost-effective solution to each of their situations--rural, suburban, urban; residential, commercial, and industrial.

  Our technologies are designed to accommodate the inevitability of change so that our customers can select solutions that meet their needs today while also laying the foundation for more advanced solutions to meet their future goals and objectives. Our radio-based solutions encompass handheld (off-site), mobile and network reading technology options. Because the same radio-based meter modules can be used with any of these alternatives, our products facilitate the migration from one level of systems automation to another by eliminating the need to replace the meter endpoint. Our telephone-based solutions offer an economically attractive alternative for low density or selective deployment situations.

  We have developed software solutions with applications that integrate, manage and store data from various data collection systems which enables our customers to integrate data from different technologies into a common database. This allows for the deployment of various collection technologies within a service territory, tailored to the economic and functional considerations of different portions of the territory. Itron software solutions are integrated with the widest array of utility billing systems in the industry, with our communication protocols, in many respects, representing the defacto industry standard. In addition, Itron has one of the largest project management organizations in the industry supporting our products and services.

 Benefits

  Traditionally, many of our customers that have deployed our technology have done so primarily on the basis of reducing costs and improving the efficiency of their meter reading applications. While this remains a critical piece of Itron's value proposition, our products, systems and solutions provide a wide range of benefits to our customers that go far beyond meter reading and billing. Our customers are finding that Itron's technology and services can be an integral component of their operational and strategic objectives of reducing costs, improving customer service, delivering process improvement, and successfully evolving their businesses to manage the threats and seize the opportunities presented by an increasingly competitive marketplace. Our technologies provide our customers with benefits in the areas of:

  .  Revenue Cycle Services

  .  Management of Distribution Assets

  .  Management of Market Change and Customer Choice

  .  Delivery of New Value-Added Services

  Revenue Cycle Services: Automation of the meter reading function results in a number of benefits for revenue cycle services including reductions in meter reading staff and meter reading operational support costs, increased accuracy, improved safety, elimination of estimated reads, elimination of or large reductions in special reads, reductions in customer complaints and call center traffic, and reductions in billing adjustments. One of our customers, a large water utility, reduced its percentage of estimated reads from 70% to less than 1% with the installation of our mobile automated meter reading technology. That improvement resulted in significant reductions in costs associated with customer complaints, billing adjustments and back-office administrative functions. Another customer, a large electric utility, reduced its read-to-bill period for special reads from nine days to one day resulting in significant improvements in cash flow. Our technology also provides tamper and energy theft detection.

  Management of Distribution Assets: The use of metering information and load control technologies to manage local distribution systems more efficiently applies to electric, gas and water utilities. Our technologies, installed in a saturated or in a selective deployment basis, increase the number of outage detection points throughout our customers' distribution systems and increase a utility's ability to pinpoint where electric system outages have occurred as well as where power has been restored. By delivering accurate load (electric and gas) and volume (water) information, our technologies provide utilities with the information they need to identify, locate and replace improperly sized equipment, and to identify potential equipment failures and leaks. This information helps our customers fine tune the deployment of their distribution assets and take corrective action before improperly sized or under rated equipment results in service disruptions, expensive maintenance, property damage and customer complaints. Optimizing the use of current distribution assets helps our customers avoid, minimize or defer expensive investments in additional infrastructure. For example, a mid-sized water utility customer is using our technology to understand residential water usage patterns in order to create conservation programs and incentives they hope will aid their effort to minimize or defer expensive investments in water purification and treatment facilities as the area's population grows.

  Management of Market Change and Customer Choice: Our communications and energy data management technology and systems provide critical information to our customers and others to effectively manage how much energy is put into distribution systems and by whom, and how much is taken out and by whom. Our technology enables access to critical information necessary for reconciliation and settlements in a timely manner for a number of market participants. Load information provided by our technology enables utilities to improve their forecasting accuracy. In several deregulated states, utilities face a variety of financial or pricing penalties associated with deviations from scheduled usage. Our technology has enabled one of our large electric customers to improve its forecasted use to within one percent of actual usage in a state that has imposed penalties for deviations greater than 1-1/2%. In many deregulated states, load profiling, developing patterns of usage for different customer groups, is becoming increasingly necessary or required. Our communications and energy data management technology enables our customers to cost-effectively perform load-profiling functions without the burdensome task of moving expensive load profile meters from place to place. Our technology helps utilities receive incentives rather than incur penalties in deregulating states where performance-based rate making is resulting in new requirements such as reductions in estimated reads and reductions in the number and duration of outages.

  Delivery of New Value-Added Services: To ensure growth and success in a competitive marketplace, utilities must develop, market and deliver new products and services that offer real value to their customers. We believe a key to successfully developing and marketing new products and services is getting to know the customer better--who they are, how and when they use energy and water, and what services deliver value to them. A few of the value-added new product and service offerings that our technology enables include new rates structured for specific customer types or classes, aggregated or disaggregated billing options for customers with multiple meters at multiple sites, selectable billing dates or frequency, customized billing and invoicing, outage monitoring and notification services, Internet access to data, usage management and consulting, and forecasting services.

Itron's Vision and Strategies

  Itron's growth potential needs to be viewed in two ways. First, we are a premier supplier of automated meter reading products, systems and services. We have just completed a significant restructuring and financial turnaround of the Company and are expecting revenue growth between 5% and 15% in 2001. Automated data collection and communication technologies are in place on only 11% of the 270 million electric, gas and water meters in the United States and Canada. Of those, more than 55% use Itron's technology. We will continue to aggressively pursue the numerous opportunities available for the deployment of meter reading automation and communication technologies.

  Second, we believe that the costs of generating electricity, and the costs of distributing electricity, natural gas and water will continue to rise. Our customers and their customers are going to look for ways to reduce those rising costs. This will stimulate an increasing hunger for data on which to make evidence-based decisions.

  The first step in mitigating rising energy and water costs is to gather data. We do that today and we do it quite well.

  The second step is to transform the data into useful information-- knowledge--on how and when consumers use energy. We do this today with our advanced software products that gather large quantities of complex data for revenue billing, load research, demand-side management, real-time pricing applications, interruptible rates and gas transportation, and financial settlements and reconciliations for competitive energy markets. This knowledge is essential for customers to change their usage patterns or curb their loads, for utilities to redistribute power during peak loads to avoid blackouts, and to inform suppliers on what needs to be produced to meet anticipated demand.

  The third step is to take that valuable knowledge and use it to shape a customer's energy needs. It is in this arena where we are planning to become more active, targeting our customers' customers and helping them manage their energy usage. We are engaged in discussions to join forces with technology, service and solutions providers who can benefit from our data gathering and communications expertise.

Strategic Business Unit ("SBU") Strategies

  We believe our extensive customer base, long-term customer relationships, upgrade and migration capabilities of our current products, multiple systems integration capabilities, proven interfaces with numerous utility host billing systems, and new uses of the gathered information (i.e. other departments within our existing customers/utilities, such as distribution system planning, engineering and marketing) provide us with a solid foundation upon which we can expand our product offerings and services to existing utility customers, as well as new utility customers and other industry participants in each of the markets that we serve.

  Natural Gas Systems: There are approximately 66 million gas meters in North America, of which 11 million have AMR technology installed. Of those, more than 90% are using Itron's AMR technology. Our AMR technology is compatible with more gas meters than any other vendor. Our battery life for our AMR meter modules is unmatched in the industry. The Natural Gas Systems SBU is focused on approximately 60 utilities that are primarily natural gas only, which represent about 36 million gas meters. The vast majority of these meters, roughly 27 million, do not have AMR technology and are primarily being read today using our handheld systems. This large base of current customers represents a strong upgrade opportunity for us in this market segment.

  Water and Public Power Systems: There are approximately 60,000 water utilities and 3,000 municipal electric and gas and rural electric cooperative utilities in North America that are the focus of this market segment. These water utilities represent approximately 61 million water meters. Only 60% of customers/households are currently being metered for water and only 5% of water meters are currently automated. With utility rate increases for water averaging two times that of the annual consumer price index in the last few years, there is tremendous pressure on water utilities to reduce operating costs through metering and technology solutions. The public power utilities in this segment represent approximately 30 million electric and gas meters. Public power utilities are increasingly feeling the effects of deregulation and the pressure to operate more efficiently and improve customer service. We will continue to expand our product offerings for this market. Sales in this SBU are a combination of direct and distributor-based sales, of which we have approximately 25 indirect sales representatives. We are well positioned with a number of the key water meter manufacturers, including ABB and Badger Meter. We will continue to seek new relationships to maximize delivery of our products and services in this SBU.

  Electric Systems: There are approximately 170 operating utilities in this market segment, primarily large, investor-owned electric only utilities and electric and gas combination utilities. In total, these customers represent 116 million electric meters and 25 million gas meters. Roughly 11% of electric meters in the United States and Canada meters have AMR technology installed in them today, a little over one-third of which have Itron's technology. Close to 95% of these utilities are currently using our handheld meter reading systems and nearly 100% use our MV-90 software systems to read their large commercial and industrial meters. Electric utility executives are understanding that AMR provides immediate near-term benefits in terms of cost reductions and operating efficiencies, and while also starting them down the path of increasing communications with and service offering to their customers. We will continue to actively pursue additional AMR opportunities within this market. Additionally, electric utilities are facing increasing pressure from utility commissions and consumers to maintain the reliability of their systems without expending large amounts of money on their infrastructure. This increases the need for more detailed information on load at various points within the distribution system as well as faster notification of power outages and restoration of power. We are engaged in discussions to join forces with technology, service and solutions providers who can benefit from our data gathering and communications expertise in this area.

  There is an increasing focus on improving data collection and communications with the largest users of electricity, the C&I consumers. Our C&I Network became commercially available in the first quarter of 2001. The C&I Network primarily utilizes our wireless radio communications for local hubs and a public network (typically telephone) for the wide area to provide a cost-efficient data collection system for solid-state electric meters. This flexible, scalable solution helps electricity providers gather the critical usage information that their C&I customers demand more often, at a lower cost and with a higher degree of accuracy than ever before.

  International Systems: This SBU is focused on sales of products, systems and services outside of North America. We estimate that outside of North America, there are two to three times the available number of meters as there are in North America. The majority of revenues for this SBU consist of sales and servicing of our handheld meter reading systems and MV-90 data collection systems. Interest in AMR systems and technology varies widely from country to country and overall is at a very early penetration level. Our focus is on establishing new relationships and enhancing existing relationships with a number of strategic partners, both utility and non-utility, to expand our International distribution channels and development opportunities.

  Energy Information Systems: Our EIS market encompasses a broad range of customer segments including distribution utilities, energy suppliers, power generators, and large regional and state independent system operators. EIS products and systems are currently being used to manage critical market settlement transactions between the myriad of market participants for the electric transmission grids in the UK, California, Arizona, Alberta and Ontario, Canada. In addition to supplying timely and accurate information for managing the wholesale energy market, EIS products and systems provide value-added services for data retrieval, analysis and billing from large commercial and industrial meters, outage and alarm monitoring, data delivery via the Internet, data warehousing, load profiling and forecasting, and information on customer switching. Over 90% of the large C&I meters in the U.S. and Canada are read using our MV-90 software systems. We will focus on selling additional products and services to this installed base as well as pursuing the growing number of market participants interested in this information--ISOs, RTOs, end user customers, ESPs, public utility commissions, and others. We will also leverage our experience and relationships on the wholesale side to pursue additional opportunities to participate in state and regional ISO and power grid market settlement systems.

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

  Meter Modules: Our AMR product offerings are based on a family of meter modules. These meter modules, which can be easily attached to utility meters, encode consumption and tamper information and transmit this data to a remote receiver. We began shipping our radio meter modules to customers in late 1986 and have adapted the radio meter module core technology to read numerous types of electric, gas and water meters, including the most common meter types made by major meter manufacturers. Our compact radio meter modules for gas and water meters are self-contained low-power units, powered by long-life batteries with an expected minimum life in excess of ten years. Radio meter modules for electric meters, which are normally integrated under the glass of standard residential meters, are powered by the electrical current in the meter and do not require batteries. Radio meter modules can be installed by the meter manufacturer during the manufacturing process or can easily be retrofitted in existing meters.

  We also offer a separate line of meter modules for use outside of North America. The primary differences between our meter modules in North America versus international markets are the radio frequency bands in which they operate and the physical configurations of the modules.

  Off-Site Meter Reading: Our Off-Site AMR solution enables radio-equipped meters to be read remotely, by a person with a handheld computer equipped with a radio unit. Off-Site AMR offers a practical and cost-effective way for utilities to read high cost-to-read meters by eliminating the need for meter readers to gain visual access to those meters. Customers who have our handheld computers with radio technology can selectively install meter modules on high cost-to-read meters. System software automatically identifies radio-equipped meters within a route. When remote reads are needed, the handheld prompts the meter reader to initiate a radio read. Meter information is shown on the handheld display and is automatically recorded in the handheld database, allowing the meter reader to move on to the next meter on a route. When a route is completed, data from both visual and radio reads is uploaded from the handheld computer to the utility host system for customer billing.

  Mobile AMR: Our Mobile AMR solution uses a Data Collection Unit (DCU), which is mounted in a vehicle, or a Datapac which is transportable between vehicles, to collect and store data transmitted by meter modules as the vehicle passes module-equipped meters. The DCU or Datapac can receive information transmitted by multiple meter modules simultaneously. A touch-screen display enables the operator to observe and operate the equipment. The Mobile AMR application includes software that manages and moves information to and from a utility's billing system. The software transfers information from the host system to create route files for the DCU and Datapac for each route, manages the storage of the meter data as it is collected and, at the end of the day, uploads the information to the utility's billing system. A Mobile AMR system enables an operator to read in an eight-hour day an average of 10,000 to 12,000 meters with a DCU or roughly half that number of meters with a Datapac. This compares to an average walking route of 300 to 500 meters per day. Factors affecting the actual number of reads per day include, among others, route density and design, speed limits, weather and the environment.

  Network AMR: We offer a number of Network AMR products. Our Network solutions eliminate the need to send meter readers to or near customer premises through completely automating meter reading in segments of a utility's service area. We have large-scale Network AMR deployments with two utilities and smaller scale installations at several utilities covering approximately one million meters. Our Network AMR technology provides utilities with daily or more frequent meter reads, time-of-use pricing, on-request meter reads for final reads or customer inquiries, tamper monitoring and reporting, high-level outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities.

  Saturated Network Deployments: Meter data collected by our radio meter modules is transmitted to a Cell Control Unit (CCU). The CCU is a neighborhood concentrator that reads meter modules, processes data into a variety of applications, stores data temporarily, and transports data to the host processor when required. Weighing approximately 15 pounds, our CCU can be easily installed on utility poles, streetlights, or other locations. While the geographic area covered by each CCU varies depending on local topography, physical structures, terrain and other factors, in general each CCU serves an average of 50 homes. Information collected by CCUs is then transmitted to a Network Control Node (NCN), which is a regional concentrator and routing device that is installed in radio communications facilities such as leased towers, substations or other communication facilities. Each NCN typically supports between 250 to 400 CCUs. NCNs manage information routing in the network between CCUs and the system host processor and can serve as a gateway to other communication networks. Communications between CCUs and NCNs utilize the Company's nationwide licensed frequencies in the 1427-1432 MHz band.

  The final link in our Network AMR solution is from the NCNs to one or more head-end host processors, known as the Genesis Itron Host Processors (GIHP). The GIHP manages the collection of data from network devices and facilitates the download of schedules and other application information to appropriate network devices. The GIHP also transfers the data to a database for storage and retrieval. Communications between NCNs and the utility's GIHP typically utilize radio, telephone, frame relay or other wired communication media.

  Drop-In Network Deployments: Our MicroNetwork is a low-cost network meter reading solution that can be selectively deployed to deliver monthly, weekly, daily or unscheduled reads from groups of meters in a wide variety of service environments. It is suited for smaller clusters of meters that require more frequent reads, but where there are not enough meter points to justify the cost of saturated network infrastructure. This makes it an ideal data collection solution for apartment complexes, campuses, small residential communities, high-rise buildings, strip malls, suburban neighborhoods and rural communities.

  Our MicroNetwork infrastructure consists of a series of Concentrator Units deployed over radio-based meter modules installed on electric, gas or water meters that communicate using 900 MHz channels. The locally installed Concentrator Units collect data from meter modules, temporarily store it, and then forward the data to the host processor via public network communications such as telephone and cellular systems.

  Itron's Commercial & Industrial Network became commercially available in the first quarter of 2001, and utilizes public telephone and Itron's 1427-1432 MHz band wireless radio communications to provide a cost-efficient data collection system for solid-state electric meters. This flexible, scalable solution helps electricity providers gather the critical usage information that their C&I customers demand more often, at a lower cost and with a higher degree of accuracy than ever before. The C&I Network supports various meter manufacturers' native protocols.

  Itron's C&I Network accomplishes this by transmitting metering data from radio meter modems installed on solid state electric meters to a network hub that collects data from a designated population of C&I meters. Using telephone or cellular communications, the hub then sends all the data collected from the C&I meters in its area to Itron's MV-90 host processor, where the data is used for a variety of billing, load forecasting, marketing, load research and system engineering applications.

  Traditionally, advanced metering services have only been offered to the largest C&I customers, as they required the use of a dedicated phone line. With Itron's C&I Network, hundreds of meters can share a single phone line enabling electricity providers to offer these services to a significantly broader number of C&I customers than they have been able to in the past when dedicated phone lines to each meter were required. And, because geographically dispersed metering data can be sent, the C&I Network gives utilities a powerful tool for managing local, regional and national accounts.

  Telephone-Based Technology: We also offer products that allow electric and gas utilities to implement telephone-based AMR solutions. These systems use inbound communications in which the meter modules call in to the utility's central processing computer at pre-scheduled times to report meter reading information. The devices are connected to and share existing customer telephone lines. Telephone-based AMR functionality is primarily designed for selective deployments of direct access customers or for geographically dispersed customers requiring advanced metering functionality such as regional or national accounts. Telephone-based technology can provide operational and system reliability improvements where full saturation networks are difficult to cost justify. This technology may also be used to automate areas not suited for cost-effective implementation of radio technologies such as remote or rural areas.

  For residential and commercial applications, our telephone based modules for electric meters attach under the glass of those meters and collect and report consumption, demand, time-of-use and load profile data. In addition, certain telephone-based modules for electric use report power outages and restoration of power. For large volume gas meters, our telephone-based modules collect information that is used to bill transport gas and interruptible gas customers, as well as critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential gas applications, modules are attached to existing or new residential gas meters to provide consumption and load survey data.

Commercial and Industrial Data Collection and Management Software

  Commercial and industrial (C&I) meters have much more sophisticated measurement capabilities than residential meters and more data that must be conveyed back to energy providers from the meter. There are a wide variety of these meters with no uniform communications standards by the multiple meter vendors. We are the leading worldwide provider of software systems for metering data acquisition and analysis for the large C&I customers of electric and gas utilities. We believe that competition in the utility industry will drive metering technology and systems toward enhancing and facilitating communications between large C&I customers and their power suppliers and we have released a number of new products in the last few years aimed at this critical customer group.

  Our MV-90 product gathers, processes and analyzes large quantities of complex data for revenue billing, load research and demand-side management and is used by approximately 90% of the major utilities in the United States and Canada and most of the electric and gas utilities in Canada, Europe, the Middle East, Australia, Central America and South America. MV-90 supports all methods of data retrieval from large C&I meters (handheld readers, radio, telephone and other communication technologies) and was designed with a full range of applications software to support data collection from meters, data validation and editing, and analysis of energy usage data. MV-90 software can be licensed for use on single computers or local/wide area networks. In addition to the base system, there are layered application packages that support applications such as load research, real-time pricing (hourly price transmission to C&I customers), gas transportation, outage and alarm monitoring, and data aggregation. MV-90 software allows C&I customers to read the energy provider's delivery point meters (both electric and gas) on a frequent basis to analyze their own energy consumption and can provide hourly pricing data from energy suppliers for customers who purchase power on a real-time pricing basis (price varies by the hour).

  Our MV-PBS billing and settlement solution provides a client server-based billing application that produces customized bills and invoices for commercial, industrial and wholesale energy users. The application interfaces to MV-90 and MV-STAR and supports billing on demand, energy rates, real-time pricing applications, interruptible rates, gas transportation, multi-site customers, and settlement charges. With MV-PBS, a bill can be tailored to meet specific customer requirements. Prior to MV-PBS, these key customers were often billed manually due to the expense associated with modifying traditional billing systems for complex customer rates and contracts. MV-PBS is capable of generating and sending invoices directly to customers via email or the Internet. The system also supports financial settlement and reconciliation for the state and regional competitive markets.

  In order to manage high volumes of C&I meters, we developed MV-COMM, a communications front-end processor for the base MV-90 platform that greatly enhances speed, performance and communication between meters and the host processor. MV-COMM supports many different communication formats--TCP/IP, CDPD, PSTN, ARDIS, RF, etc. Initially developed for the ISO in California, MV-COMM enabled the Company to meet the ISO's requirement to read a minimum of 3,000 electronic meters with five-minute interval data within two-minute time periods at the end of each hour. MV-COMM has now been installed at several other locations, including in the UK, where more than 80,000 electronic meters with 1/2 hourly data are read each night. MV-COMM enables energy providers to transition from operating systems serving low volumes of C&I customers to successfully managing large-scale, advanced data collection systems for high volumes of widely-dispersed C&I customers.

  We have distribution rights in North America for the STAR Data Management System (MV-STAR). MV-STAR was originally developed to support the competitive electricity supply market in England and Wales and has now been modified by us for the North America competitive energy markets. When integrated with MV-90, MV-STAR is a data warehouse solution that manages and stores extremely large volumes of load profile data gathered from C&I meters, wholesale delivery points, and major entity grid points. This data is processed in a very short time period and delivered, via batch or interactive mode to the system users and data subscribers in industry standard data formats. MV-STAR also provides the ability to retain data history as it changes over time, preserving all versions of the data and tagging the data to show how it has been used in the reporting process. In ISO environments, MV-STAR supports contract management of ISO/ESP end-customer relationships, including historical storage of contract changes. The system also supports data aggregation and load profile inputs into the settlements process.

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

Handheld Systems and Products

  Almost all utilities in the U.S. and Canada, and utilities in numerous other countries around the world, use handheld meter reading systems for a substantial portion of their meter reading and billing functions. Approximately 75% of the largest utilities (those with 50,000 or more meters), in the United States and Canada, use our handheld systems. We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of the our customers.

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

  In late 2000, we launched the Itron G5, a new technology designed to set a new standard for handheld meter reading performance and ergonomics. The G5 brings together the latest handheld component technology and functionality to provide a rugged platform and feature rich architecture for delivering improved meter reading performance and processing speed in a smaller-than-ever package. The G5 has a new power management system that allows the operator to choose from several processing modes--including low speed, high speed, doze mode, suspend mode, and critical mode. This power management system allows the operator to read more meters for a longer period without having to recharge the battery. The G5's full-duplex radio utilizes the latest in digital signaling and correlation technology to slice through radio noise levels and enhance radio reading performance. We also provide a full suite of peripheral products to support the G5.

Customers

  Our handheld systems are installed at over 2,000 electric, gas, water and combination utilities in more than 45 countries and are being used to read approximately 258 million meters worldwide. Approximately 75% of the largest utilities (those with 50,000 or more meters) in the United States and Canada use our handheld systems.

As a result of the high market penetration we have already achieved in the domestic market, additional handheld sales are expected to be predominantly system upgrades and replacements. We estimate that the number of available meters outside of the domestic market is approximately two to three times the number of meters within that market. We believe that international markets represent a growth opportunity for new sales of our handheld systems and new AMR systems where penetration of these systems is substantially less than that of our domestic market.

  We have established ourselves as the world's largest supplier of meter modules for the expanding AMR market as a result of having shipped over 17.6 million meter modules as of December 31, 2000 to more than 625 customers around the world. In total our shipments represent more than 55% of all AMR meter module shipments.

  We have installed most of the world's largest AMR systems for electric, gas and water utilities. The largest AMR system is at New Century Energies (formerly Public Service Company of Colorado) and is comprised of over 1.5 million electric and gas meter modules. One of the largest gas installations is at Minnegasco, representing just over 900,000 endpoints. The largest water AMR system is installed with the City of Philadelphia Water Department covering approximately 430,000 water meters.

  We also have more than 500 energy providers and wholesalers using our C&I data collection and management systems. In our EIS customer segment, we have a number of large systems installed or currently being installed for the competitive wholesale energy data markets such as systems in the UK, the ISO for the state of California, Tucson Electric Power, Enmax in Alberta and the Independent Market Operator (IMO) in Ontario, Canada.

Sales and Distribution

  In our Electric Systems SBU, Natural Gas Systems SBU, and Energy Information Systems SBU, we primarily utilize direct sales, and technical and administrative support teams to serve the needs of our customers. In our Water and Public Power SBU, we conduct sales and technical support activities through direct sales and numerous business associates and manufacturer representatives, including several major meter manufacturers.

  To serve international customers, we have subsidiary operations located in Reading, England; Vienne, France; and Sydney, Australia. While we utilize a direct sales approach in some areas, we use a distributor-based model in most areas outside of North America.

  We also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers, in which the manufacturers incorporate our meter modules at their own facilities into new meters and then offer them for sale. In addition to direct sales, we also offer products and services through long-term outsourcing arrangements, which include AMR products, project management and installation services, on going meter reading services, meter shop services and other services. Outsourcing contracts usually cover long timeframes and typically involve contracts in which either a customer owns the equipment and we provide services for a fee, or where we both own and operate the system for a fee.

Marketing

  Marketing activities include product marketing, industry marketing, and marketing communications. Our marketing efforts focus on product and company awareness principally through trade shows, symposiums, published papers, advertising and direct mail. These marketing efforts include brochures, newsletters, exhibits, conferences, an annual user's forum, industry standards committee representation and regulatory support. Several major industry conferences are keystones in the Company's marketing program, including the Distributech Conference held in February 2001, two Annual Users Conferences, one specifically for MV-90 users, both of which will be held in October 2001, and the Automatic Meter Reading Association conference which will be held in September 2001. The Company maintains communications with its customers through its Users Advisory Board and a program of regular mailings, newsletters and new customer announcements.

Global Service and Support

  We provide our customers with implementation services that include among other things, system design, installation, training and project management. Each of these services is tailored to meet a particular customer's needs. In addition, for Network AMR systems, we offer network design, propagation analysis, mapping support, centralized operation, disaster recovery/backup and system support. We offer system maintenance and support services to each of our customers. Service contract prices are based on a number of factors, including system size and complexity and the expected degree of service support required. Our system maintenance and support services include 24-hour, toll-free hot line support, customer service representatives, consulting services, regional training programs, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services.

Product Development

  We have maintained our leadership position in part because of our commitment to developing new products and continued enhancement of existing products. Our product development efforts have been focused on expanding and upgrading our communications and energy data collection product offerings, particularly for C&I customers, and developing new hardware and software platforms for handheld systems. In 1998 and 1999, we undertook major restructuring measures which included the consolidation of development activities both geographically and in terms of product teams. We spent $21.3 million and $26.7 million on product development in 2000 and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses and Note 8 to our accompanying financial statements."

  Our future success will depend in part on our ability to continue to develop or acquire new competitive products and technology. In particular, our ability to further enhance our network and other products or to develop or acquire new products that provide energy suppliers with the ability to optimize the distribution aspects of their business and to provide Internet connections to energy consumers. There can be no assurance that we will not experience unforeseen problems or delays with respect to our product development efforts. Delays in the availability of new and enhanced products could have a material adverse effect on our business, financial condition and results of operations. See "Certain Risk Factors-Dependence on New Product Development."

Manufacturing

  We manufacture meter modules and other communications technology products, as well as certain peripheral equipment. Our primary manufacturing objective is to design and produce cost-effective, high-quality meter modules and other network components utilizing high-volume automation equipment.

  In 1999, our restructuring measures included the consolidation of our high volume products into one location. See "Note 8 to our accompanying financial statements." Our primary manufacturing facility is located in Waseca, Minnesota. We currently have the capacity to produce approximately 3.3 million (combination of electric, gas and water) meter modules annually on a two-shift basis. With the addition of a third shift and certain ancillary equipment, we could expand our capacity to approximately 4.8 million meter modules annually.

  We have installed extensive automated testing equipment in our manufacturing facilities to provide quality control and process repeatability. Our testing includes both visual inspection and automated testing of technical parameters established for each of our products. Our quality control equipment also includes a sophisticated information system that collects data from testing equipment and provides extensive reports and analyses of such data. This information system permits us to promptly identify potential problems or weaknesses in our manufacturing processes. Our Spokane facility has been ISO 9002 certified since 1993 and our Waseca facility received ISO 9002 certification in 1998.

  In 2000, we outsourced the manufacturing of certain handheld systems and peripheral equipment, as well as other lower-volume AMR products from our Spokane manufacturing location to a contract manufacturer in which we have a minority ownership interest. The contract manufacturer purchased certain of our manufacturing equipment and inventory from us and is leasing approximately two thirds of the space in our Spokane manufacturing facility, approximately 24,000 square feet.

  In addition, certain of our handheld systems products, telephone modules and international meter module products are manufactured for us by non-related third parties.

Employees

  As of February 28, 2001, we employed 877 full-time persons, 32% in manufacturing, 13% in product development, 3% in marketing, 11% in global service and support, 14% in finance and corporate administration, and 27% in our SBUs. Of these employees, 92% were located in the U.S. and Canada, and the remainder in Europe and Australia. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

  We believe that we enjoy a number of competitive advantages. We believe the diversity of our energy and water data collection products is broader than that of any other provider. This diversity gives us the ability to provide comprehensive solutions to our customers. Our radio-based communications solutions utilize the same AMR radio meter modules and facilitate the migration from one level of systems automation to another. We believe that we are able to price our AMR meter modules competitively as a result of our highly automated manufacturing lines as well as high production volumes. We have a substantially larger installed base of handheld and automated meter reading systems than any of our competitors which gives us the advantage of a proven record of providing cost-efficient, quality products and services and the proven ability to interface meter data with a wide variety of utility host billing systems.

  As of December 31, 2000, we had more than 55% market share in terms of AMR meter modules shipped. Our largest competitor in the AMR meter module market is Schlumberger's Resource Management Services division, which acquired a former competitor, CellNet Data Systems in March 2000. In addition to being a competitor, Schlumberger also acts as a reseller and integrator of our solutions. There are also a few new communications providers, radio-based, Internet-based, and public network-based, most of whom are narrowly focused, that have recently been awarded pilot systems at utilities, including companies such as Nexus and Innovatec. These companies currently offer alternative solutions and compete aggressively with us.

  In our EIS market, there are many market participants that may be both competitors and potential partners. We face competition from a number of companies such as ABB, Siemens, Lodestar, ICF Kaiser, and Anderson Consulting. In competitive wholesale markets in California and Ontario, Canada, we have partnered with ABB and Ernst & Young to offer a total integrated system solution. We will continue to partner with some of these companies to address future competitive energy markets.

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

Intellectual Property

  We own or license numerous United States, Canadian and foreign patents and have filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. We also rely on copyrights to protect our proprietary software and documentation. We have registered trademarks for most of our major product lines in the United States and many foreign countries. While we believe that our patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents or trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. The Company is currently involved a legal action related to the Company's alleged infringement of another patent; see "Legal Proceedings." We believe that our continued success will be based on continued innovation, market knowledge, technical and marketing capabilities, existing product relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

FCC Regulation and Allocation of Radio Frequencies

  Certain of our products made for use in the United States use radio frequencies, the access to and use of which, are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

  Although radio licenses generally are required for radio stations, Part 15 of the FCC's rules permit certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our radio meter modules are Part 15 devices which transmit information back to either the handheld, mobile or network AMR reading devices in the 910-920 MHz band pursuant to these rules.

  Our RF products are designed to eliminate virtually all interference to other frequency users, while still enabling a complete and accurate read from our radio meter modules. However, if we were unable to eliminate harmful interference caused by our Part 15 devices through technical or other means, we or our customers could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by our customers and us become unacceptably crowded or restrictive, and no additional frequencies that are suitable are available or allocated, our business could be materially and adversely affected.

  In 1994 the Company was issued a non-exclusive nationwide Federal Communications Commission (FCC) license to operate in the 1427-1432 MHz band. With the exception of meter modules and handheld or mobile reading devices that operate in MAS bands and the 910-920 MHz band, our network products operate in parts of this band. At the time our license was issued, the 1427-1432 MHz band was allocated primarily for use by the federal government, which consented to our use of the band on a secondary, non-interference basis. Current government use of the band is limited to a discrete number of well-defined locations, and we did not expect the fact that we were secondary to federal government operations to have either a present or future material impact on our business.

  The 1427-1432 MHz band is among 235 MHz of spectrum that has been earmarked for reallocation from federal government users to private sector users (to be licensed by the FCC). The band is subject to continuing federal government use in specified areas through 2004. On June 8, 2000, the FCC issued a Report and Order allocating three MHz of the band (1429-1432MHz) on a primary basis for use by wireless medical telemetry. Use of the remaining two MHz (1427-1429MHz) was to be the subject of further rulemaking proceedings by the FCC, which may or may not grant Itron the right to use that band. Until that time, we may continue operating in the 1427-1429MHz band. On January 23, 2001, the FCC published in the Federal Register a Notice of Proposed Rulemaking that invites public comment on three options for allocating the 1427-32 MHz band. Option 2, which the Company supports, allocates the band to utility telemetry and medical telemetry. Options 1 and 3 require utility and medical telemetry to share a portion of the band and allocates the rest of the band to fixed and mobile terrestrial communication and low earth orbit users respectively. There can be no assurance that the Company will have adequate spectrum in the 1427-32 MHz band for its network systems if Option 1 or Option 3 is adopted.

  If we are not successful in our efforts to continue operations in the 1427-1432 MHz band under favorable conditions, we believe that current installations will be permitted to continue under a grandfathering provision. However, there can be no assurance that such grandfathering will be permitted or that we will have any rights whatsoever in the band after final rulemaking by the FCC. In such event, our network products (other than modules) would have to be redesigned to operate at a different frequency spectrum, and the cost associated with that could have a material adverse effect on our business.

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

Backlog of Orders

  Our twelve-month revenue backlog of unshipped factory orders at December 31, 2000 and 1999 was approximately $56 million and $58 million, respectively. We expect that substantially all of the orders in twelve-month backlog at the end of 2000 will be shipped during 2001. In addition, we have multi-year contracts to supply radio meter modules and multi-year outsourcing arrangements with several customers. Total backlog, including revenues beyond the next twelve months, was $151 million and $155 million at December 31, 2000 and 1999, respectively. While backlog is one indicator of future revenues for us, our backlog fluctuates from quarter-end to quarter-end primarily as a result of the timing of large contracts. In recent years we have increased the amount of revenue derived from distribution channels for smaller utilities and municipalities. To the extent that future revenues are derived from this segment of the market, which typically has a smaller order size that may book and ship within the same quarter, or from service offerings verses product sales, backlog may not be as reliable an indicator of near-term revenues.

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

Working Capital

  Information on the Company's practice relating to working capital items is contained in "Notes 1 and 3 to our accompanying financial statements."

Financial Information by Geographic Area

  Financial information by geographic area is contained in "Note 14 to our accompanying financial statements."

Other

  We do not have any contracts with the federal government. Our business is not significantly seasonal.

Certain Risk Factors

  Dependence on Utility Industry; Uncertainty Resulting From Mergers and Acquisitions and Regulatory Reform: We derive substantially all of our revenues from sales of products and services to the utility industry. We have experienced variability of operating results, on both an annual and a quarterly basis, due primarily to utility purchasing patterns and delays of purchasing decisions as a result of changes or potential changes in the state and federal regulatory frameworks within which the utility industry operates, and mergers and acquisitions in the utility industry.

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

  The domestic electric utility industry is currently the focus of regulatory reform initiatives in virtually every state. These initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, in recent years, many utilities have delayed purchasing decisions that involve significant capital commitments. While we expect some states will act on these regulatory reform initiatives in the near term, and some states have, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on our business, financial condition and results of operations. For example, in California, where the new regulatory framework put utilities in the position of selling electricity at prices substantially below their cost, several of the large investor owned utilities, including Southern California Edison (SCE) have come close to bankruptcy. In the event SCE were to enter into bankruptcy proceedings, our business could be adversely affected. See "Note 10 to our accompanying financial statements--Commitments and Contingencies."

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

  Recent Operating Losses: While we were profitable in all four quarters of 2000, we have experienced operating losses in certain quarters and years from 1996 through 1999. There can be no assurance that we will maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, FCC or other governmental actions, timing and levels of development and other operating expenses, shifts in product or sales channel mix, and increased competition. Our operating margins have in the past been adversely affected by excess manufacturing capacity. We expect competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors. For example, in the past, we entered into large network AMR contracts with Duquesne and Virginia Power with margins significantly below our historical margins due to the early stage of our network products at the time those systems were shipped and installed, and due to competitive pressures.

  Customer Concentration: In some years, our revenues are concentrated with a limited number of customers, the identity of which changes over time. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on us.

  Dependence on New Product Development: We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment in order to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of our technologies or products. Development schedules for technology products are subject to uncertainty, and there can be no assurance, that we will meet our product development schedules. We have previously experienced significant delays and cost overruns in development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including changes in product definition during the development stage, changes in customer requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party-supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products, or the inability to successfully develop or acquire products that meet customer needs, could result in increased competition, the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on our business, financial condition and results of operations.

  Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts: A portion of our business consists of outsourcing, wherein we install, operate and maintain AMR systems that we may continue to own in order to provide meter reading and other related services to utilities and their customers. We currently have three outsourcing contracts involving mobile AMR solutions and, in one of those cases, the system has been sold on a turnkey basis. We use the cost-to-cost percentage of completion method of accounting for our long-term outsourcing contracts, which involves our having to estimate revenues and expenses into the future. To the extent we need to revise our estimates, our financial results can be adversely affected. In addition, these long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on our part to meet contractual performance standards on a consistent basis over agreed time periods. In 1999 we incurred approximately $24.1 million in charges related to revisions of our estimates on an outsourcing contract with Duquesne Light Company. In March 2000, we sold the system at Duquesne to DQE, the parent company of Duquesne, and incurred a loss of approximately $50 million in connection with this sale, which is reflected, in our 1999 financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues and Gross Margins, and Note 8 to our accompanying financial statements."

  Increasing Competition: We face competitive pressures from a variety of companies in each of the markets we serve. In the radio-based network AMR market, companies such as Schlumberger, Nexus and Innovatec currently offer alternative solutions to the utility industry and compete aggressively with us. The emerging market for two-way communications systems for advanced metering and billing for the utility industry, together with the potential market for the same kind of systems to provide energy delivery optimization and Internet connections to customers, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the our current and future product and service offerings. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services, to utilities and other industry participants.

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

  Many of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. For example, in 2000, one of our competitors, Schlumberger, acquired the assets of another competitor in bankruptcy, CellNet. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow.

  Uncertainty of Market Acceptance of New Technology: The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market with any assurance. The AMR market has not grown as quickly in recent years as we expected. Further market acceptance of the our new AMR products and systems, will depend in part on our ability to demonstrate cost effectiveness, strategic and other benefits of our products and systems, the utilities' ability to justify such expenditures and the direction and pace of federal and state regulatory reform actions. In the event that the utility industry does not adopt our technology or does not adopt it as quickly as we expect, our future results will be materially and adversely affected. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions.

  Rapid Technological Change: The telecommunications industry, including the data transmission segment, currently is experiencing rapid and dramatic technology advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, and private communications networks have greatly expanded communications capabilities and market opportunities. Many companies from diverse industries are actively seeking solutions for the transmission of data over traditional communications mediums, including radio-based and cellular telephone networks. Competitors may be capable of offering significant cost savings or other benefits to our customers. There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical.

  Availability and Regulation of Radio Spectrum: See "FCC Regulation and Allocation of Radio Frequencies." A significant portion of our products use radio spectrum and in the United States are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed, and there can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or Congress will not adopt additional changes in the future.

  More recently, on January 23, 2001, the FCC published in the Federal Register a Notice of Proposed Rulemaking that invites public comment on three options for allocating the 1427-1432 MHz band. There can be no guarantee that the FCC ruling on this matter will not have a materially adverse impact on the Company's financial condition. See "FCC Regulation and Allocation of Radio Frequencies."

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

  Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for the use we intend. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, our business could be materially adversely affected.

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

  Dependence on Key Vendors, Components, and Internal Manufacturing
Capabilities: Certain of our products, subassemblies and components are procured from a single source, and others are procured only from limited sources. Our reliance on such components or on these limited or sole source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In particular, we currently obtain the majority of our handheld devices from one vendor with locations in the United Kingdom and Liberty Lake, Washington. Also, we may be affected by worldwide shortages of certain components such as capacitors, inductors and certain types of memory and discrete semiconductor devices. A significant price increase in certain components or subassemblies could have a material adverse effect on our results of operations. Although we believe alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from our sole- or limited-source vendors or subcontractors, our inability to develop alternative sources of supply quickly or cost-effectively could materially impair our ability to manufacture our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations. In the event of a significant interruption in production at our manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production lines were affected, such a break in production would have a material adverse effect on our business, financial condition, and results of operations.

  Dependence on Outsourcing Financing: We intend to utilize limited recourse, long-term, fixed-rate project financing for our future outsourcing contracts. We have established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plan to establish bankruptcy-remote, single and special purpose subsidiaries of Itron Finance, Inc. for this purpose. Although we completed a project financing facility for an AMR project in 1997, there can be no assurance that we will be able to affect other project financing facilities. If we are unable to utilize limited recourse, long-term, fixed-rate project financing for our outsourcing contracts, our borrowing capacity will be reduced, and we may be subject to the negative effects of floating interest rates if we cannot hedge this exposure.

  International Operations: International sales and operations may be subject to risks such as the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect our products to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

  Anti-takeover Considerations: We have the authority to issue 10 million shares of preferred stock in one or more series, and to fix the powers, designations, preferences, and relative, participating, optional or other rights thereof without any further vote or action by our shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of our Restated Articles of Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or may limit the price certain investors may be willing to pay in the future for our shares of Common Stock.

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

ITEM lA: EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages, titles with the Company, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of February 28, 2001.

   Name                         Age                   Position
   ----                         ---                   --------
   LeRoy D. Nosbaum............  54 President and Chief Executive Officer
   Robert D. Neilson...........  44 Chief Operating Officer
   William L. Brown............  55 Vice President, Competitive Resources
   Michael A. Cantelme.........  47 Vice President, Global Services
   Russell N. Fairbanks, Jr. ..  57 Vice President and General Counsel
   Timothy J. Gelvin...........  47 Vice President and General Manager,
                                    International Division
   John W. Hengesh.............  46 Vice President and General Manager, Natural
                                    Gas and Water & Public Power Systems
   Randi L. Neilson............  38 Vice President, Marketing
   David G. Remington..........  59 Vice President and Chief Financial Officer
   Jemima G. Scarpelli.........  42 Vice President, Investor Relations and
                                    Corporate Communications
   Dennis A. Shepherd..........  52 Vice President and General Manager, EIS
                                    Systems
   Russell E. Vanos............  44 Vice President and General Manager,
                                    Electric Systems
   Robert W. Whitney...........  42 Vice President, Manufacturing

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

  Bill Brown was named Vice President, Competitive Resources in January 2000 and has responsibility for human resources, information systems, corporate training, facilities and security. Bill joined Itron in 1997 as Vice President, Network Systems Operations responsible for deploying Itron's radio-based network AMR systems. He later became Vice President, Residential Systems Operations where he assumed responsibility for customer service as well as project management for all domestic AMR systems. From 1969 to 1996, Bill served in numerous operational assignments with the federal government throughout the world, including serving as the U.S. Defense Representative to the government of Norway, and as a senior advisor on defense matters to the U.S. Ambassador to Honduras.

  Mike Cantelme joined Itron in July 2000 as Vice President, Global Services. From 1998 to 2000, Mike worked with Teligent, L.L.C. as Region Vice President for the Southern Region. Teligent is one of the largest competitive local exchange carriers (CLEC) in the country, and while there, Mike had responsibilities for real estate acquisition, network and central office buildout, sales and customer installation for the 13 state southern region. Part of that responsibility also included the initial launch of telephone service in 4 of the first 10 of Teligent's service cities. From 1976 to 1998, Mike spent 22 years with AT&T in a number of positions, most recently Vice President, General Manager in Middle Markets. Previous to being promoted to V.P., G.M., Mike was the Director for Sales Training for AT&T.

  Russ Fairbanks joined Itron in January 2000 as Vice President and General Counsel. From 1997 to 1999, Russ served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits. Prior to that, he was Vice President, General Counsel and Secretary for Cyrix Corporation, a manufacturer of high performance X-86 microprocessors from 1993 until 1997 at which time Cyrix became a subsidiary of National Semiconductor. Russ was with EDS Corporation from 1985 to 1993 and served in a variety of corporate law and strategic roles.

  Tim Gelvin joined Itron in June 2000 as Vice President and General Manager, International Division, which encompasses all of Itron's operations, including sales and support, outside of the U.S. and Canada. In the year prior to joining Itron, Tim had been managing director of R.P.G. & Associates Inc., an energy marketing and consultancy firm. From 1995 to 1999, Tim was with UtiliCorp United, an international growth-oriented energy and services company based in Kansas City, Missouri, where he held a number of executive positions with broad marketing responsibilities covering operations in the U.S. and Canada, Europe, Australia and New Zealand. Prior to UtiliCorp, he was with Florida Power Corporation from 1977 to 1995 where he had responsibilities covering sales, marketing, operations and customer service.

  John Hengesh has been with Itron since 1984 is Vice President and General Manager, Natural Gas Systems and Water and Public Power Systems. He has served in a number of positions with Itron covering sales, marketing, hardware and software development, manufacturing, quality and customer and field support. Prior to his present responsibilities, John was Vice President Handheld, Mobile and Telephone Solutions, and previous to that was General Manager for Itron Telephone Solutions in Boise. Prior to joining Itron, John was the western regional sales manager for the Computer Products Division of General Instrument.

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

  Mima Scarpelli was named Vice President, Investor Relations and Corporate Communications in January 2000. She has responsibilities for all investor relations activities, employee communications, and corporate communications activities. Mima has been with Itron since 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller. Prior to joining Itron, Mima was a CPA and audit manager with the Seattle office of Deloitte & Touche.

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

  Russ Vanos returned to Itron as Vice President and General Manager, Electric Systems in January 2001. Prior to returning to Itron, Russ was Vice President, sales for LineSoft, a software and consulting firm specializing in power line design and optimization from January through October, 2000. His experience in the utility industry spans two decades, much of it related to advanced data collection systems and distribution system optimization. Russ first joined Itron in 1980 as a field service representative responsible for installation of Itron's first generation meter-reading system, and from there, held numerous positions of increasing responsibility, including Vice President, Utility and Energy Services Solutions from 1997 until January, 2000.

  Bob Whitney was named Vice President, Manufacturing in April 2000 and has been with Itron since 1992. Bob has responsibility for the fabrication of all of Itron's hardware products including supply chain management, development and administration of contract manufacturing relationships, and interfacing with internal product development and marketing. Prior to assuming his present position, he was Director of Manufacturing for Itron's Minnesota operations from 1994 until 1999 when he assumed director responsibilities for all of Itron's manufacturing operations. Previous to Itron, Bob held various manufacturing positions with EF Johnson, a two-way radio manufacturing company.

ITEM 2: PROPERTIES

  Our headquarters are located in approximately 141,000 square feet of owned space in Spokane, Washington. In May 2000, we subleased the majority of the manufacturing space in our facility to a subcontract manufacturer, in which we have a minority ownership interest, and who manufactures most of our low volume hardware products. In Raleigh, North Carolina, we own approximately 18,000 square feet and are leasing an additional 25,000 square feet used for activities related to our business. In Waseca, Minnesota, we lease 86,000 square feet of manufacturing and engineering space. In late 1998, we began relocating activities from our facility in Lakeville, Minnesota to the Waseca facility and had sub-leased approximately 40% of the 32,000 square feet in the Lakeville facility as of December 31, 2000. In February 2001 we subleased the remaining space in the Lakeville facility. We have approximately 40,000 square feet of leased space in various cities in North America for sales and service. Additionally, we lease sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. Our 2000 aggregate domestic and international base monthly lease obligation was approximately $142,000. All the above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

Benghiat Patent Litigation

  On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota. The lawsuit is currently in the motion stage with a trial date expected some time in 2001. While the Company believes that its products do not infringe the Benghiat patent, there can be no assurance that it will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition and if the Company does prevail, there can be no assurance that legal costs incurred in connection therewith will not have a material adverse effect on its financial condition.

CellNet Patent Litigation

  On October 3, 1996, the Company filed a patent infringement suit against CellNet Data Systems (CellNet) in the United States District Court for the District of Minnesota (Civil Case No. 4-96-972). The suit alleged that CellNet infringed on its United States Patent No. 5,553,094 entitled "Radio Communication Network for Remote Data Generating Stations," issued on September 3, 1996. The Company sought injunctive relief as well as monetary damages, costs and attorneys' fees. On January 28, 1999, the Court issued its decision on motions and cross motions for summary judgment that had previously been filed by the Company and CellNet. In its decision, the Court held the Company's patent valid, but not infringed. Both parties appealed the decision to the federal Circuit Court of Appeals. Oral arguments were heard on the appeal in October 2000 and the appellate court upheld the lower court decision in all respects. This case is now over.

  The Company is not involved in any other material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2000.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

  Itron's common stock is traded on the NASDAQ National Market (ITRI). The following table reflects the range of high and low closing sales prices for all four quarters of 2000 and 1999 as reported by the NASDAQ National Market.

                                                            2000        1999
                                                         ----------- -----------
                                                         High   Low  High   Low
                                                         ----- ----- ----- -----
     First Quarter...................................... $8.50 $4.50 $9.56 $6.88
     Second Quarter.....................................  8.75  4.50  9.50  6.75
     Third Quarter......................................  8.38  5.13  8.88  5.88
     Fourth Quarter.....................................  6.75  3.14  6.94  4.25

Holders

  At February 28, 2001 there were approximately 600 holders of record of our Common Stock.

Dividends

  We have never declared or paid cash dividends. We intend to retain future earnings, if any, for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Equity Security Sales

  None.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                        Year Ended December 31,
                             -------------------------------------------------
                               2000      1999       1998      1997      1996
                             --------  ---------  --------  --------  --------
                                 (in thousands, except per share data)
Statement of Operations
 Data
Revenues
  Sales....................  $141,899  $ 147,128  $187,051  $164,325  $150,770
  Service..................    42,073     46,283    54,351    51,792    26,814
                             --------  ---------  --------  --------  --------
  Total revenues...........   183,972    193,412   241,402   216,117   177,584
Cost of revenues...........   111,454    202,640   167,276   139,578   108,541
                             --------  ---------  --------  --------  --------
Gross profit...............    72,518     (9,229)   74,126    76,539    69,043
Operating expenses
  Sales and marketing......    20,726     25,243    23,991    25,394    25,014
  Product development......    21,331     26,764    33,493    32,220    33,285
  General and
   administrative..........    17,565     13,498    12,834    12,064    10,970
  Amortization of
   intangibles.............     1,762      1,986     2,261     2,190     1,542
  Restructuring charges....      (185)    16,686     3,930       --        --
                             --------  ---------  --------  --------  --------
  Total operating
   expenses................    61,199     84,177    76,509    71,868    70,811
Operating income (loss)....    11,319    (93,405)   (2,383)    4,671    (1,768)
Other income (expense)
  Equity in affiliates.....     1,069       (600)   (1,154)   (1,120)      (50)
  Gain on sale of business
   interests...............       --         --        --      2,000       --
  Interest, net............    (3,795)    (6,261)   (6,508)   (3,916)     (316)
                             --------  ---------  --------  --------  --------
Total other income
 (expense).................    (2,726)    (6,861)   (7,662)   (3,036)     (366)
                             --------  ---------  --------  --------  --------
Income (loss) before income
 taxes and
 extraordinary item........     8,593   (100,266)  (10,045)    1,635    (2,134)
Income tax (provision)
 benefit...................    (3,334)    28,010     3,820      (625)      670
                             --------  ---------  --------  --------  --------
Net income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle.................     5,259    (72,256)   (6,225)    1,010    (1,464)
Extraordinary gain on early
 extinguishment of debt,
 net of income taxes of
 $570 and $1,970                1,044      3,660       --        --        --
Cumulative effect of change
 in accounting principle,
 net of income taxes of
 $1,020....................    (1,646)       --        --        --        --
                             --------  ---------  --------  --------  --------
Net income (loss)..........  $  4,657  $ (68,596) $ (6,225) $  1,010  $ (1,464)
                             ========  =========  ========  ========  ========
Earnings per share
Basic
Income (loss) before
 extraordinary item........  $    .35  $   (4.87) $   (.42) $    .07  $   (.11)
Extraordinary item.........       .07        .25       --        --        --
Cumulative effect..........      (.11)       --        --        --        --
                             --------  ---------  --------  --------  --------
Basic net income (loss) per
 share.....................  $    .31  $   (4.62) $   (.42) $    .07  $   (.11)
                             ========  =========  ========  ========  ========
Diluted
  Income (loss) before
   extraordinary item......  $    .34  $   (4.87) $   (.42) $    .07  $   (.11)
  Extraordinary item.......       .07        .25       --        --        --
  Cumulative effect........      (.11)       --        --        --        --
                             --------  ---------  --------  --------  --------
  Diluted net income (loss)
   per share...............  $    .30  $   (4.62) $   (.42) $    .07  $   (.11)
                             ========  =========  ========  ========  ========
Average number of shares
 outstanding
  Basic....................    15,180     14,851    14,668    14,118    13,297
  Diluted..................    15,385     14,851    14,668    14,562    13,297
Balance Sheet Data
  Working capital..........  $ 48,394  $  44,260  $ 54,230  $ 68,307  $ 26,239
  Total assets.............   177,890    192,079   247,755   240,211   186,671
  Total debt...............    65,546     74,998    92,197    73,814    39,502
  Shareholders' equity.....    54,043     47,525   115,022   120,427   114,222

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto.

Overview

  Itron is a leading provider of data collection and management solutions for electric, gas and water utilities throughout the world. Itron technology is used by more than 2,000 utilities in over 45 countries around the world to collect data from 275 million electric, gas and water meters. Of those, more than 625 customers are using our radio and telephone-based technology to automatically collect and process information from nearly 17.6 million meters. In addition, our technology is being used by a number of the newly created wholesale energy markets in the U.S. and Canada to provide critical billing and settlement systems for deregulated markets. Our systems touch more than $200 billion in energy and water transactions every year in North America alone.

  Only 11% of the electric, gas and water meters in North America are read using automated meter data collection and communication systems. While we are aggressively pursuing the numerous opportunities remaining for advanced metering and billing systems, we also intend to use our core technology and industry knowledge to move beyond meter reading and open up new opportunities for growth. These new opportunities are centered on supplying systems, technology and services to help electric, gas and water utilities:

  .  Run their distribution systems more efficiently,

  . Automate the data and information requirements of deregulation and performance-based ratemaking, and

  . Outsource services utilities no longer want to or no longer have the people or expertise to perform.

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

Results of Operations

Revenues

  The following tables show our revenue and percent change from the prior year by sales or service and by segment.

                                               Year Ended December 31,
                                       ----------------------------------------
                                                      Change           Change
                                        2000   1999  2000-1999  1998  1999-1998
                                       ------ ------ --------- ------ ---------
                                                   ($ in millions)
   Revenues
   Sales.............................. $141.9 $147.1     (4)%  $187.1    (21)%
   Service............................   42.1   46.3     (9)     54.3    (15)
                                       ------ ------           ------
     Total Revenues................... $184.0 $193.4     (5)%  $241.4    (20)%
                                       ====== ======           ======
                                               Year Ended December 31,
                                       ----------------------------------------
                                                      Change           Change
                                        2000   1999  2000-1999  1998  1999-1998
                                       ------ ------ --------- ------ ---------
                                                   ($ in millions)
   Segment Revenues
   Electric........................... $ 59.2 $ 57.4      3 %  $119.6    (52)%
   Natural Gas........................   39.5   46.6    (15)     40.1     16
   Water & Public Power...............   47.5   53.3    (11)     51.9      3
   Energy Information Systems.........   20.4   16.0     28      10.0     60
   International......................   17.2   20.1    (14)     19.8      2
                                       ------ ------           ------
     Total Revenues................... $184.0 $193.4     (5)%  $241.4    (20)%
                                       ====== ======           ======

2000 compared to 1999

  For the full year 2000, revenues were $184.0 million compared to $193.4 million in 1999. Service revenues were down in 2000 compared to 1999, primarily as a result of less outsourcing revenues in 2000. In March 2000, we sold our outsourcing system at Duquesne Light Company to an affiliate of Duquesne. That system produced service revenues of $9.9 million in 1999 compared to $2.7 million in 2000.

  Electric segment revenues in 2000 were negatively impacted by the sale of the outsourcing system above. Excluding those revenues in both periods, electric segment revenues were up 19% in 2000 over 1999. Our electric segment signed a number of new contract bookings in the second half of 2000, and as a result, revenues in the last half of 2000 were up 15% over the first half, excluding the $2.7 million in Duquesne outsourcing revenues in the first half.

  In 1999, a single customer accounted for approximately $14.4 million, or 31% of Natural Gas segment revenues. Shipments under this large multi-year contract began to wind down early in 2000 as the contract completed, and accounted for only $7.3 million, or 18% of year-to-date Natural Gas segment revenues in 2000. Excluding activity for that single customer, Natural Gas segment revenues were relatively flat year-to-year.

  The lower revenues in 2000, compared with 1999, in our Water & Public Power segment result primarily from lower handheld electronic meter reading system revenues in 2000. Handheld sales in 1999 were higher than normal due to customer upgrades to handheld systems that were Y2K compliant.

  Energy Information Systems ("EIS") includes products for large commercial and industrial (C&I) customers of utilities, such as power billing systems, as well as products and systems for deregulated environments to manage wholesale market settlement transactions. Revenues in our EIS segment increased 28% in 2000 compared with 1999, primarily as a result of substantial consulting, energy settlement systems, and software customization activities in the wholesale energy market in Ontario, Canada. The start-up of operations for the Ontario wholesale market was delayed in the third quarter of 2000 by approximately 6 months. This resulted in slower revenue growth in the second half for EIS compared to EIS's revenue growth rates for the first half of 2000.

  International revenues in both 2000 and 1999 are primarily derived from sales of handheld systems. Handheld system sales in 1999 were higher as a result of customer upgrades to Y2K compliant systems. Our International systems revenues in the last six months of 2000 were approximately twice those in the first six months of 2000, as a result of a large handheld system order in Japan and a large AMR sale to Mexico.

1999 compared to 1998

  The large decrease in revenues in 1999 from 1998 was primarily from our Electric segment. In 1998, we had a very large order with one electric utility customer for a network AMR system covering over 400,000 meters that we did not replace with a similar size order in 1999. Additionally, 1999 revenues from that customer were reduced by a $4.2 million price concession related to a number of changes in the customer's requirement for the system. Also contributing to the decrease in Electric revenues in 1999 was a $6.6 million reduction in revenues related to changed estimates on our outsourcing contract with Duquesne Light. In March 2000, we sold that system to an affiliate of Duquesne. See additional comments below under "Gross Margin" and Note 9 to our accompanying financial statements.

  Natural Gas segment revenues increased 16% in 1999 over 1998 primarily related to a contract with a single large gas utility under which we completed installations in the first half of 2000.

  Revenues from the sale of products in our EIS segment increased 60% to $16.0 million in 1999. Contributing to the increase in 1999 were development activities for wholesale energy markets in Arizona and Ontario, Canada.

Gross Margin

  The following tables show our gross margin and percent change from the prior year by sale or service and by segment.

                                                 Year Ended December 31,
                                            --------------------------------------
                                                          Change          Change
                                            2000  1999   2000-1999 1998  1999-1998
                                            ----  ----   --------- ----  ---------
   Gross Margin
   Sales...................................  41%   36 %       5%    32%       4 %
   Service.................................  35   (133)     168     27     (161)
     Total gross margin....................  39%    (5)%     44%    31%     (36)%
                                            ===   ====             ===
                                                 Year Ended December 31,
                                            --------------------------------------
                                                          Change          Change
                                            2000  1999   2000-1999 1998  1999-1998
                                            ----  ----   --------- ----  ---------
   Segment Gross Margin
   Electric................................  36%  (111)%    146 %   23%    (134)%
   Natural Gas.............................  46     48       (2)    37       11
   Water & Public Power....................  34     36       (2)    33        3
   Energy Information Systems..............  47     56       (9)    68      (12)
   International...........................  43     18       25     39      (21)%
     Total gross margin....................  39%    (5)%     44 %   31%     (36)%
                                            ===   ====             ===

2000 compared to 1999

  In late 1999, we implemented a number of restructuring actions, including the consolidation of our high volume manufacturing operations from three locations to one and the spin-off of our low volume manufacturing. As a result, our overall gross margin in 2000 reflects improved efficiencies.

  Electric gross margin was negative in 1999 as a result of a loss on the sale of our outsourced network AMR system at Duquesne Light to an affiliate of Duquesne and because of additional accruals in 1999 for estimated costs to complete our remaining obligations to this customer. These two items had the impact of reducing 1999 Electric gross profit by $67.3 million. In addition, in the second quarter of 1999, gross margin in our Electric segment was impacted by a $4.2 million price concession to another customer for a large network installation. Without those items, Electric gross margin in 1999 would have been approximately 14%.

  The lower gross margin for our Natural Gas segment in 2000 compared with 1999 results from lower average selling prices in 2000 as a result of changes in customer mix.

  The lower gross margin in our Water & Public Power segment in 2000 result from lower average selling prices due to a higher proportion of business in 2000 sold through indirect selling channels as well as higher service costs in 2000.

  A substantial portion of revenues in our EIS segment come from custom software and development activities related to wholesale energy systems. Margins can vary from period to period depending on the mix of license revenues versus custom development activities, but are typically much higher than in our other business segments. Margins in the third and fourth quarters of 2000 were negatively impacted by the delay in the start-up of operations for the Ontario wholesale market.

  Higher gross margin for International in 2000 reflects a shift in product mix towards more profitable handheld and AMR systems and away from lower margin development systems in Europe.

1999 compared to 1998

  See discussion above for electric gross margin in 1999. Electric gross margins in 1998 and 1999 were unusually low, reflecting a number of unusually large contracts at very low margins. International gross margin in 1999 was down from 1998 primarily from the accrual of $2.9 million in 1999 for forward losses for three AMR development contracts in Europe, in which costs were expected to exceed committed customer funding.

Operating Expenses

  The following table shows our operating expenses and percent change from the prior year.

                                                 Year Ended December 31,
                                          --------------------------------------
                                                        Change          Change
                                          2000   1999  2000-1999 1998  1999-1998
                                          -----  ----- --------- ----- ---------
                                                     ($ in millions)
   Sales and marketing................... $20.7  $25.2    (18)%  $24.0      5 %
   Product development...................  21.3   26.8    (21)    33.5    (20)
   General and administrative............  17.6   13.5     30     12.8      6
   Amortization of intangibles...........   1.8    2.0    (10)     2.3    (13)
   Restructuring charges.................   (.2)  16.7   (101)     3.9    328
                                          -----  -----           -----
     Total operating expenses............ $61.2  $84.2    (27)%  $76.5     10 %
                                          =====  =====           =====

  Effective January 1, 2000 we reorganized into strategic business units. With the reorganization, certain personnel that had been classified as sales and marketing in previous years are now classified as general and administrative or cost of sales related to changes in their overall responsibilities. Approximately $1.9 million of the decrease in sales and marketing is due to transfers to general and administrative and $2.5 million of the decrease is due to cost of sales transfers. The remaining decrease results from a reduction in international staff, fewer domestic salespeople for the comparative periods, and lower commission expense from lower revenues.

  The decrease in product development expenses in 2000 compared with 1999, and 1999 compared with 1998, results primarily from restructuring measures which included the closure of several product development locations and associated staff reductions.

  The increased general and administrative expenses in 2000 compared with 1999 result from: the reclassification of personnel previously included in sales and marketing; expenses for executive recruiting and relocation; increased legal and consulting costs; and earned bonus and performance incentives. Higher legal costs in the current year are mostly the result of increased patent litigation and FCC licensing expenses.

  Restructuring charges in the first half of 2000 reversed slightly due to the sale of equipment. Restructuring measures started in late 1999 are substantially complete.

Other Income (Expense)

  The following table shows other income (expense) and percent change from the prior year.

                                               Year Ended December 31,
                                        ----------------------------------------
                                                       Change           Change
                                        2000   1999   2000-1999 1998   1999-1998
                                        -----  -----  --------- -----  ---------
                                                   ($ in millions)
   Equity in affiliates................ $ 1.1  $(0.6)    283%   $(1.2)     50%
   Interest, net.......................  (3.8)  (6.3)     40     (6.5)      3
                                        -----  -----            -----
   Equity in affiliates................ $(2.7) $(6.9)     61    $(7.7)     10
                                        =====  =====            =====

  In 2000, we had a 50% ownership interest in an affiliate, that acts as a distributor for our water products in specific regions of the U.S., and a 30% ownership interest in an affiliate, that serves as a contract manufacturer of our low volume products and as our handheld service repair depot provider. The $1.1 million in equity in affiliates in 2000 compared with a $600,000 loss in 1999 largely results from increased water sales by our distributor affiliate. In addition, year-to-date equity in affiliates in 2000 includes a $150,000 net gain on the sale of our interest in another partially owned domestic affiliate.

  Net interest expense decreased 40% in 2000 compared with 1999 due to lower short-term bank borrowings, a reduction of subordinated debt outstanding, and net invested cash during 2000. We received $33 million from the sale of our outsourcing installation at Duquesne in the first half of this year and used the proceeds to pay down short-term bank borrowings. Excess cash is invested in short-term investment grade securities. The reduction in subordinated debt resulted from a debt repurchase transaction in the first quarter of 2000.

Income Taxes

  Our effective income tax rate was approximately 39% in 2000 compared with 28% in 1999 and 38% in 1998. The lower rate in 1999 resulted from valuation allowances provided for certain domestic tax credits and international net operating losses, which may be subject to expiration before they can be utilized. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

Extraordinary Item--Gain on Early Extinguishment of Debt

  In the first quarter of 2000 we repurchased $3.8 million principal amount of subordinated debt for $2.1 million in cash. The gain on this early extinguishment of debt, net of expenses and income taxes, was $1.0 million. In March 1999 we completed an offer to exchange $15.8 million principal amount of new subordinated debt for $22.0 million principal amount of original subordinated debt. The after-tax effect of the transaction, net of expenses, was a gain of $3.7 million.

Cumulative Effect of Change in Accounting Principle

  During the fourth quarter, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B destination shipments. The net impact of the implementation of SAB 101 to the Company for the full year 2000 was not material.

  The implementation has been accounted for as a cumulative change in accounting principle. As a result of this implementation, approximately $5.0 million in revenues that had been recognized in 1999 were deferred, $4.6 million of which were recognized in 2000. The impact of the implementation of SAB101 for the full year 2000 was not material as the positive effect of those previously recognized revenues moving into 2000 was offset by a nonrecurring, non-cash charge for the cumulative effect of the change in accounting principle, totaling $1.6 million net of taxes, or 11 cents per share. We have restated our financial results for the first three quarters of 2000 to conform revenue recognition to the requirements of SAB 101.

Financial Condition

                                            Year Ended December 31,
                                    ------------------------------------------
                                                    Change            Change
                                    2000    1999   2000-1999  1998   1999-1998
                                    -----  ------  --------- ------  ---------
                                                ($ in millions)
   Cash Flow Information
   Operating activities............ $ 1.2  $ 24.5      (95)% $ (1.9)   1,389 %
   Investing activities............  23.4   (16.1)     245    (17.1)       6
   Financing activities............  (4.9)   (9.6)      49     18.7     (151)
                                    -----  ------            ------
     Net increase (decrease) in
      cash......................... $19.7  $ (1.2)   1,742 % $ (0.3)    (330)%
                                    =====  ======            ======

  Operating activities: We generated $1.2 million of cash from operations in 2000 compared to $24.5 million in 1999 and ($1.9) million in 1998. In 2000 we used $9.3 million of cash for severance and other restructuring expenditures that were accrued for in 1999. Excluding those payments, adjusted cash flow from operations in 2000 was $10.5 million. Cash generated from operations in 1999 was $24.5 million and was unusually large as a result of collections in 1999 from two large turnkey installations in which invoicing had been deferred. Wages and benefits payable decreased $7.1 million in 2000 from 1999, primarily due to employee termination benefits paid in 2000. Accounts receivable increased $3.2 million from 1999 primarily due to the fact that the last two days of 2000 were weekend days. Collections of accounts receivable in the first week of January 2001 totaled $5.2 million.

  Investing activities: In 2000 we received $32.8 million, net of expenses, from the sale of our network system at Duquesne Light Company, which is reflected in investing activities. Capital acquisitions, including outsourcing equipment requirements, were $9.0 million for 2000, down approximately $8.0 million from 1999 and $16.5 million from 1998. Most of the decrease was due to decreases in outsourcing investments which reflected that we had substantially completed capital build-outs for new systems. Capital acquisitions for internal use are expected to increase slightly in 2001 as a result of upgrades in our Waseca factory and information technology systems.

  Financing activities: Financing activities required the use of $4.9 million in cash in 2000 mostly due to $3.6 million in cash used to pay down short-term bank borrowings and $2.1 million to repurchase and retire subordinated debt in the first quarter of 2000. In January 2000, we signed an agreement with a bank for a new four-year revolving line of credit for up to $35 million. As with the previous line of credit, borrowings available under the new facility are based on qualified accounts receivable and inventory. Financing activities required $9.6 million in 1999 mostly due to repayment of short-term bank borrowings. Financing cash in 1998 was provided from short-term bank borrowings and project financing of one outsourcing project. At December 31, 2000, we had $21.2 million in cash and cash equivalents and no borrowings under our line of credit. We believe that existing cash resources and available borrowings under our credit facility are more than adequate to meet our cash needs through 2001.

Business Outlook

  The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

  We expect that revenues in our current business in 2001 will be 5% to 15% higher than in 2000, and net income after tax is expected to grow by at least 30%. We expect our operating margin will improve throughout 2001 based on additional improvements in gross margins offset by slightly higher investments in product development.

Certain Forward-Looking Statements

  When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, our ability to accurately forecast future revenues and costs on long-term contracts, increased competition and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors."

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk: We are subject to market risk exposure related to changes in interest rates on our long-term debt. At December 31, 2000, we had $65.3 million of long-term debt. (See Note 4 of our accompanying financial statements). Our long-term debt is at fixed rates. However, a hypothetical 100 basis point increase in the interest rate at December 31, 2000 would result in a $2.8 million increase in fair value. We do not use derivative financial instruments to manage interest rate risk.

  Foreign Currency Exchange Rate Risk: Our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. We have performed a sensitivity analysis assuming a hypothetical 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated. As of December 31, 2000, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of out risk-sensitive financial instruments. The model assumes a parallel shift in the foreign exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency, consequently, actual effects on operations in the future may differ materially from that analysis.

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

  Management's explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of non-management Directors. The Committee meets regularly with financial management and Deloitte & Touche LLP to review accounting control, auditing and financial reporting matters.

LeRoy D. Nosbaum                               David G. Remington
President and Chief Executive Officer          Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

  We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the Company) as of December 31, 2000 and 199, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item
14. These financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenues in 2000.

Deloitte & Touche LLP

Seattle, Washington
February 2, 2001

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
                                                  (in thousands, except per
                                                         share data)
Revenues
  Sales......................................... $141,899  $ 147,128  $187,051
  Service.......................................   42,073     46,283    54,351
                                                 --------  ---------  --------
    Total revenues..............................  183,972    193,412   241,402
Cost of revenues
  Sales.........................................   83,954     94,607   127,761
  Service.......................................   27,500    108,033    39,515
                                                 --------  ---------  --------
    Total cost of revenues......................  111,454    202,640   167,276
                                                 --------  ---------  --------
Gross profit (loss).............................   72,518     (9,229)   74,126
Operating expenses
  Sales and marketing...........................   20,726     25,243    23,991
  Product development...........................   21,331     26,764    33,493
  General and administrative....................   17,565     13,498    12,834
  Amortization of intangibles...................    1,762      1,986     2,261
  Restructuring charges.........................     (185)    16,686     3,930
                                                 --------  ---------  --------
    Total operating expenses....................   61,199     84,177    76,509
                                                 --------  ---------  --------
Operating income (loss).........................   11,319    (93,405)   (2,383)
Other income (expense)
  Equity in affiliates..........................    1,069       (600)   (1,154)
  Interest, net.................................   (3,795)    (6,261)   (6,508)
                                                 --------  ---------  --------
    Total other expense.........................   (2,726)    (6,861)   (7,662)
                                                 --------  ---------  --------
Income (loss) before income taxes and
 extraordinary item.............................    8,593   (100,266)  (10,045)
Income tax (provision) benefit..................   (3,334)    28,010     3,820
                                                 --------  ---------  --------
Net income (loss) before extraordinary item and
 cumulative effect of a change in accounting
 principle......................................    5,259    (72,256)   (6,225)
Extraordinary gain on early extinguishment of
 debt, net of income taxes of $570 and $1,970...    1,044      3,660       --
Cumulative effect of change in accounting
 principle, net of income taxes of $1,020.......   (1,646)       --        --
                                                 --------  ---------  --------
Net income (loss)............................... $  4,657  $ (68,596) $ (6,225)
                                                 ========  =========  ========
Earnings per Share
Basic
  Income (loss) before extraordinary item....... $    .35  $   (4.87) $   (.42)
  Extraordinary item............................      .07        .25       --
  Cumulative effect.............................     (.11)       --        --
                                                 --------  ---------  --------
  Basic net income (loss) per share............. $    .31  $   (4.62) $   (.42)
                                                 ========  =========  ========
Diluted
  Income (loss) before extraordinary item....... $    .34  $   (4.87) $   (.42)
  Extraordinary item............................      .07        .25       --
  Cumulative effect.............................     (.11)       --        --
                                                 --------  ---------  --------
  Diluted net income (loss) per share........... $    .30  $   (4.62) $   (.42)
                                                 ========  =========  ========
Average number of shares outstanding
  Basic.........................................   15,180     14,851    14,668
  Diluted.......................................   15,385     14,851    14,668

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                             At December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands,
                                                              except share
                                                                  data)
                          ASSETS

Current assets
  Cash and cash equivalents................................ $ 21,216  $  1,538
  Accounts receivable, net.................................   49,734    46,561
  Current portion of long-term contracts receivable........    3,178     2,579
  Inventories, net.........................................   17,196    15,300
  Equipment held for sale, net.............................      --     32,750
  Deferred income taxes....................................    4,852     8,016
  Other....................................................      900     1,340
                                                            --------  --------
    Total current assets...................................   97,076   108,084
  Property, plant and equipment, net.......................   25,197    31,627
  Equipment used in outsourcing, net.......................    9,757     5,951
  Intangible assets, net...................................   12,836    15,196
  Long-term contracts receivable...........................    3,194     1,813
  Deferred income taxes....................................   26,091    26,922
  Other....................................................    3,739     2,486
                                                            --------  --------
    Total assets........................................... $177,890  $192,079
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term borrowings...................................... $    --   $  3,646
Accounts payable and accrued expenses......................   30,171    34,746
Wages and benefits payable.................................    9,244    16,396
Mortgage notes and leases payable..........................      242       622
Deferred revenue...........................................    9,025     8,413
                                                            --------  --------
    Total current liabilities..............................   48,682    63,823
Convertible subordinated debt..............................   53,459    57,234
Mortgage notes and leases payable..........................    5,074     6,280
Project financing..........................................    6,671     7,216
Warranty and other obligations.............................    9,961    10,000
                                                            --------  --------
    Total liabilities......................................  123,847   144,553
Commitments and contingencies (Notes 4 and 10).............      --        --
Shareholders' equity
  Common stock, no par value, 75 million shares authorized,
   15,329,361 and 14,958,788 shares issued and
   outstanding.............................................  109,730   107,603
  Accumulated other comprehensive loss.....................   (1,840)   (1,573)
  Retained deficit.........................................  (53,847)  (58,504)
                                                            --------  --------
    Total shareholders' equity.............................   54,043    47,526
                                                            --------  --------
    Total liabilities and shareholders' equity............. $177,890  $192,079
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Accumulated
                                                           Other     Retailed
                                                       Comprehensive Earnings
                           Shares    Amount   Warrants    Income     (Deficit)   Total
                          --------  --------  -------- ------------- ---------  --------
                                                (in thousands)
Balances at December 31,
 1997...................    14,602  $105,136   $  57      $(1,082)   $ 16,317   $120,428
Net loss................                                               (6,225)    (6,225)
Currency translation
 adjustment.............                                      (26)                   (26)
                                                                                --------
Total comprehensive
 income.................                                                          (6,251)
Stock issues:
  Options exercised and
   related tax
   benefits.............        37       452                                         452
  Stock repurchased by
   Company..............      (109)   (1,554)                                     (1,554)
  Employee savings
   plan.................        87     1,161                                       1,161
  Employee stock
   purchase plan........        81       787                                         787
  Warrants expired......                  57     (57)                                --
                          --------  --------   -----      -------    --------   --------
Balances at December 31,
 1998...................    14,698  $106,039   $ --       $(1,108)   $ 10,092   $115,023
Net loss................                                              (68,596)   (68,596)
Currency translation
 adjustment.............                                     (465)                  (465)
                                                                                --------
Total comprehensive
 income.................                                                         (69,061)
Stock issues:
  Options exercised and
   related tax
   benefits.............        38        95                                          95
  Employee savings
   plan.................       139     1,045                                       1,045
  Employee stock
   purchase plan........        84       424                                         424
                          --------  --------   -----      -------    --------   --------
Balances at December 31,
 1999...................    14,959  $107,603   $ --       $(1,573)   $(58,504)  $ 47,526
Net income..............                                                4,657      4,657
Currency translation
 adjustment.............                                     (267)                  (267)
                                                                                --------
Total comprehensive
 income.................                                                           4,390
Stock issues:
  Options exercised and
   related tax
   benefits.............       132       681                                         681
  Employee savings
   plan.................       148       988                                         988
  Employee stock
   purchase plan........        90       458                                         458
                          --------  --------   -----      -------    --------   --------
Balances at December 31,
 2000...................    15,329  $109,730   $ --       $(1,840)   $(53,847)  $ 54,043
                          ========  ========   =====      =======    ========   ========


   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
                                                         (in thousands)
OPERATING ACTIVITIES:
  Net income (loss)...............................  $ 4,657  $(68,596) $ (6,225)
  Noncash charges (credits) to income:
    Depreciation and amortization.................   13,010    18,474    19,865
    Deferred income tax provision (benefit).......    4,445   (28,064)   (4,550)
    Equity in affiliates, net.....................     (945)      600     1,154
    Extraordinary gain on early extinguishment of
     debt.........................................   (1,044)   (3,660)      --
    Cumulative effect of change in accounting
     principle....................................    1,646       --        --
    Write-off of long-term contracts receivable...      --     34,492       --
    Loss on sale of equipment used in
     outsourcing..................................      --     23,369       --
Changes in operating accounts
  Accounts receivable.............................   (3,242)   15,668    (1,811)
  Inventories.....................................      277     5,354    11,331
  Accounts payable and accrued expenses...........   (3,228)   18,572    (2,663)
  Wages and benefits payable......................   (7,072)   10,151    (2,935)
  Deferred revenue................................   (4,407)     (240)    1,894
  Long-term contracts receivable..................   (1,980)   (1,674)  (17,646)
  Other, net......................................     (955)       52      (312)
                                                    -------  --------  --------
Cash provided (used) by operating activities......    1,194    24,498    (1,898)

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment....   (4,510)   (7,416)   (6,364)
  Equipment used in outsourcing...................   (4,477)   (9,859)  (10,746)
  Proceeds from sale of equipment used in
   outsourcing, net...............................   32,750       --        --
  Proceeds from sale of business interest.........      870       --      1,000
  Investment in affiliates........................     (500)      --        --
  Acquisitions of intangibles and patent defense
   costs..........................................     (117)     (171)   (1,002)
  Other, net......................................     (634)    1,362         8
                                                    -------  --------  --------
Cash provided (used) by investing activities......   23,382   (16,084)  (17,104)

FINANCING ACTIVITIES:
  Change in short-term borrowings, net............   (3,646)  (10,354)   12,440
  Proceeds from (payments on) project financing,
   net............................................     (545)     (506)    5,308
  Convertible subordinated debt repurchase........   (2,101)      --        --
  Issuance of common stock........................    2,127     1,564     2,400
  Purchase and retirement of common stock.........      --        --     (1,554)
  Payments on mortgage notes payable..............     (183)      --        --
  Other, net......................................     (550)     (323)      128
                                                    -------  --------  --------
Cash provided (used) by financing activities......   (4,898)   (9,619)   18,722
                                                    -------  --------  --------
Increase (decrease) in cash and cash equivalents..   19,677    (1,205)     (280)
Cash and cash equivalents at beginning of period..    1,538     2,743     3,023
                                                    =======  ========  ========
Cash and cash equivalents at end of period........  $21,216  $  1,538  $  2,743
                                                    =======  ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid...............................  $   503  $    614  $    156
  Interest paid...................................    4,289     5,279     6,037


   The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

 Business

  We are a leading technology provider to the energy and water industries for collecting, communicating, analyzing and managing information about electric, gas and water usage. We design, develop, manufacture, market, sell, install and service hardware, software and integrated systems for automatic and electronic meter reading systems and for wholesale energy market billing and settlement systems. We both sell our products and provide outsourcing services.

 Basis of Consolidation

  The consolidated financial statements include the accounts of Itron, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated. Investments in affiliates, in which we have a non-controlling interest, are accounted for using the equity method. At December 31, 2000 we had a 50% interest in a sales and marketing joint venture and a 30% interest in a contract manufacturing joint venture. In 1999, we had a 50% interest in two joint ventures, and sold our interest in one to our partner in 2000. In 1998, we had a 50% interest in another venture, and in 1998, sold that interest to our partner.

 Cash and Cash Equivalents

  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

 Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. During 2000, we spun-off our low volume manufacturing and handheld service to an outside vendor in which we have a 30% equity interest. As a result of this transition, we have consigned inventory at the vendor totaling $3.2 million at December 31, 2000.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the assets estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review the carrying value of property, plant and equipment on a regular basis for impairment. In 1998, we capitalized interest as a component of the cost of property, plant and equipment constructed for our own use of $260,000. No interest was capitalized in 2000 or 1999.

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

 Warranty

  We offer standard warranty terms on our product sales. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty reserve covers future expected costs of testing and replacement of radio meter module batteries and fixed network equipment. Warranty expense was $3.8 million in 2000, $5.7 million in 1999 and $4.2 million in 1998.

 Income Taxes

  We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. Based on our forecasts, we believe that it is more likely than not that we will generate sufficient taxable income to allow the realization of our deferred net tax asset.

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

 Revenue Recognition

  Sales consist of hardware, software license fees, custom software development, project management services, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass operation and maintenance, and in some cases installation, of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers or others.

  We typically recognize revenues from hardware and software license fees at the time of shipment, subject to completion of customer acceptance provisions, and for project management, consulting, installation and maintenance services at the time those services are provided. In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101, as amended, Revenue Recognition in Financial Statements (SAB No. 101), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, effective January 1, 2000, we changed our revenue recognition for certain transactions related to customer acceptance and F.O.B. destination shipments. The implementation has been accounted for as a cumulative change in accounting principle. As a result of this implementation, approximately $5.0 million in revenues that had been recognized in 1999 were deferred, $4.6 million of which were recognized in 2000.

  Hardware and software support fees are recognized over the life of the related service contracts. Revenues for both large custom systems and outsourcing contracts are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method, revenue reported during a period is based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred in the period to total estimated costs for each contract. This method is used because we believe costs incurred are the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and other indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized on a cumulative basis in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined and were $0 in 2000, $6.8 million in 1999 and $750,000 in 1998. Revenues from large custom systems and outsourcing contracts that are recognized in excess of amounts billed are included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection. Amounts billed related to our outsourcing contracts were $5.6 million, $10.7 million and $5.6 million in 2000, 1999, and 1998, respectively.

  Deferred revenue is recorded for products or services that have been paid for by a customer but have not yet been provided. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date.

 Fair Value of Financial Instruments

  The carrying amounts for cash and cash equivalents and accounts receivable approximate fair value. The fair market value for long-term receivables and long-term debt notes payable (see Note 7) is based on quoted market rates or prices where available.

 Earnings per Share

  Basic earnings per share ("EPS") is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised and convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds ("Treasury Stock" method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest adjusted accordingly ("if converted" method).

 Derivatives

  Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting for long-term contracts requires that we estimate our total revenues and our costs of providing outsourcing and other services over long periods of time, typically 15 years. Because of various factors affecting future costs and operations, actual results could differ from estimates.

 Stock-Based Compensation

  We follow SFAS N. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB 25 in accounting for our stock option incentive plans (see Note 5).

 Reclassifications

  Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

Note 2: Earnings Per Share and Capital Structure

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
                                                           (in thousands)
   Weighted average shares outstanding................  15,180  14,851  14,668
   Effect of dilutive stock options...................     205     --      --
                                                       ------- ------- -------
   Weighted average shares outstanding assuming
    conversion........................................  15,385  14,851  14,668
                                                       ======= ======= =======

  We have granted options to purchase common stock to directors, employees and other key personnel at fair market value on the date of grant. The dilutive effect of these options is included for purposes of calculating dilutive EPS using the "treasury stock" method. We also have subordinated convertible notes outstanding. These notes are not included in the above calculation as the shares are anti-dilutive in all periods when using the "if converted" method. There is no dilutive effect in 1999 and 1998, as the Company incurred a loss for each year and including the securities would have been anti-dilutive.

Note 3: Balance Sheet Components

                                                             At December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
   Accounts receivable
     Trade (net of allowance for doubtful accounts of
      $1,144 and $1,311)..................................  $ 47,311  $ 40,747
     Unbilled revenue.....................................     2,423     5,814
                                                            --------  --------
         Total accounts receivable........................  $ 49,734  $ 46,561
                                                            ========  ========
   Inventories, net
     Material.............................................  $  5,721  $  6,428
     Work in process......................................       737     1,462
     Finished goods.......................................     9,673     5,702
     Field inventories awaiting installation..............        50       466
                                                            --------  --------
       Total manufacturing inventories....................    16,181    14,058
       Service inventories................................     1,015     1,242
                                                            --------  --------
         Total inventories................................  $ 17,196  $ 15,300
                                                            ========  ========
   Property, plant and equipment
     Machinery and equipment..............................  $ 31,316  $ 37,740
     Equipment used in outsourcing........................    11,035    13,257
     Computers and purchased software.....................    26,661    28,331
     Buildings, furniture and improvements................    20,458    22,132
     Land.................................................     1,958     2,195
                                                            --------  --------
       Total cost.........................................    91,428   103,655
       Accumulated depreciation...........................   (56,474)  (66,077)
                                                            --------  --------
         Property, plant and equipment, net...............  $ 34,954  $ 37,578
                                                            ========  ========
   Intangible assets
     Goodwill.............................................  $ 16,991  $ 16,991
     Capitalized software.................................     6,309     6,309
     Distribution and product rights......................     2,475     2,475
     Patents..............................................     7,086     6,968
                                                            --------  --------
       Total cost.........................................    32,861    32,743
       Accumulated amortization...........................   (20,025)  (17,547)
                                                            --------  --------
         Intangible assets, net...........................  $ 12,836  $ 15,196
                                                            ========  ========

Note 4: Short-term Borrowings and Long-term Debt

Short-term Borrowings:

  In January 2000, we signed a new four-year agreement with a bank for a revolving line of credit up to a maximum amount of $35 million. Borrowings available under the new facility are based on qualified accounts receivable and inventory, and are secured by those and certain cash accounts. At December 31, 2000, the maximum amount we could borrow under this agreement was $18 million. Interest rates depend on the form of borrowing and vary based on published rates and financial performance. Additionally, an annual commitment fee of .375% is required on the unused portion of the available line of credit. The agreement contains covenants, which require us to maintain certain liquidity and coverage ratios. Any borrowings mature in January 2004. There were no amounts outstanding at December 31, 2000.

  Our previous revolving line of credit also allowed maximum borrowings up to $35 million, based on and secured by accounts receivable and inventory. At December 31, 1999, there were $3.6 million in borrowings outstanding at a weighted average interest rate of approximately 9.0%. This line of credit was fully paid in January 2000.

Mortgage Notes Payable

                                                                 At December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
                                                                 (in thousands)
   Secured mortgage note payable to a shareholder with
    principal and interest payments of 9% until maturity on
    August 1, 2015.............................................  $ 5,237 $ 5,402
   Secured mortgage note payable to a shareholder with
    principal and interest payments of 8 1/2% until maturity on
    June 1, 2019...............................................  $   --  $   832

  We incurred the above notes in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington. During 2000 we sold one of our facilities to a third party and satisfied the related note. Principal payments due under the remaining note are $180,000 in 2001, $197,000 in 2002, $216,000 in 2003, $236,000 in 2004, $258,000 in 2005 and
$4.2 million thereafter.

Project Financing

                                                              At December 31,
                                                              ---------------
                                                               2000    1999
                                                              ------- -------
                                                              (in thousands)
   Secured note payable with principle and interest payments
    of 7.6% until maturity on May 31, 2009................... $ 6,671 $ 7,216

  We incurred the above note in conjunction with project financing for one of our outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $589,000 in 2001, $635,000 in 2002, $685,000 in 2003, $739,000 in 2004, $797,000 in 2005 and $3.2 million thereafter.

Convertible Subordinated Debt

                                                                At December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Unsecured, convertible subordinated notes................... $53,459 $57,234

  We completed a $63.4 million convertible subordinated note offering in March and April 1997. Interest of 6 3/4% on the notes is payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. In February 1999 we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The exchange notes have the same maturity date, interest payment dates and rate of interest as the original notes. Both the original notes and the exchange notes have no sinking fund requirements and are redeemable, in whole or in part, at our option at any time on or after April 4, 2000, (for the original notes) or March 12, 2002 (for the exchange notes). The notes are convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. In March 2000, we repurchased $3.8 million of notes from a holder for $2.1 million. The gains on the exchange and repurchase transactions have been recognized as extraordinary gains on early extinguishment of debt.

Note 5: Employee Benefit Plans

 Employee Savings Plan

  We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary, 50% of which we match subject to statutory limitations. Through September 30, 2000, our match was through the issuance of common stock. Subsequent to that date, our match was and will be in cash. The expense for our matching contribution was $838,000 in 2000, $1.2 million in 1999, and $1.2 million in 1998. We do not offer post-employment or post-retirement benefits.

 Stock Option Plans

  At December 31, 2000, we had three stock-based compensation plans, which are described below. We apply APB Opinion 25 and related interpretations in accounting for our plans. Because all stock options were issued at fair value, no compensation cost has been recognized for our stock option plans. The following table summarizes information about stock options (including the weighted average remaining contractual life and the weighted average exercise price) outstanding at December 31, 2000:

                           Outstanding Options              Exercisable Options
                      -----------------------------------   -----------------------
       Range of
       Exercise         Shares        Life                    Shares
        Prices        (in 000's)     (years)     Price      (in 000's)     Price
       --------       ----------     -------     ------     ----------     ------
     $  .86-$ 5.16      1,041         6.63       $ 4.97         680        $ 4.99
       6.00-  8.66      1,190         8.79         7.62         187          8.12
      12.60- 17.88        634         4.36        15.90         532         16.00
      19.88- 24.50        303         5.02        21.98         246         22.11
      58.75                12         5.33        58.75          12         58.75
                        -----                                 -----
                        3,180         6.83       $ 9.97       1,657        $11.80
                        =====                                 =====

  Under our three stock option plans, we have granted options to purchase shares of common stock to employees and nonemployee directors at prices no less than the fair market value on the date of grant. Those options terminate ten years from the date granted. For grants to employees, the options become fully exercisable within three or four years from the date granted. Grants to nonemployee directors are fully vested and immediately exercisable. The price range of options exercised was $.86 to $8.50 in 2000, $.17 to $2.91 in 1999 and $.86 to $17.88 in 1998. At December 31, 2000, there were 4.6 million shares of unissued common stock under the plans, of which options for the purchase of 1.4 million shares were available for future grants. Share amounts (in thousands) and weighted average exercise prices are as follows:

                                          Year Ended December 31,
                                 --------------------------------------------
                                     2000           1999           1998
                                 -------------- -------------- --------------
                                 Shares  Price  Shares  Price  Shares  Price
                                 ------  ------ ------  ------ ------  ------
   Outstanding at beginning of
    year........................ 2,910   $10.36 2,666   $10.42  2,092  $18.78
   Granted......................   945     7.37   439     8.16  2,295    8.59
   Exercised....................  (131)    5.18   (38)    2.47    (36)  12.45
   Canceled.....................  (544)    8.71  (157)    7.17 (1,685)  18.72
                                 -----          -----          ------
   Outstanding at end of year... 3,180     9.97 2,910    10.36  2,666   10.42
                                 =====          =====          ======
   Options exercisable at year
    end......................... 1,657   $11.80 1,297   $12.85    651  $16.82

 Pro forma Net Income and Per Share Amounts

  Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                      ------------------------
                                                       2000    1999     1998
                                                      ------ --------  -------
                                                       (in thousands except
                                                          per share data)
   Net income (loss)
     As reported..................................... $4,657 $(68,596) $(6,225)
     Pro forma.......................................  2,637  (68,801)  (9,012)
   Diluted earnings per share
     As reported..................................... $  .30 $  (4.62) $  (.42)
     Pro forma.......................................    .17    (4.63)    (.61)

  The weighted average fair value of options granted was $7.39, $8.16, and $7.82 during 2000, 1999, and 1998 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                                 2000  1999 1998
                                                                 ----- ---- ----
   Dividend yield...............................................    0%   0%   0%
   Expected volatility.......................................... 72.5%  59%  64%
   Risk-free interest rate......................................  7.1% 5.8% 4.7%
   Expected life (years)........................................   5.9  5.9  5.3

 Employee Stock Purchase Plan

  Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 94,275, 81,382, and 88,683 shares to employees in 2000, 1999, and 1998, respectively.

Note 6: Other Related Party Transactions

  Certain of our customers are also shareholders with more than 10% ownership interest and/or hold positions on our Board of Directors. Revenue from such customers was $3.6 million in 2000, $4.6 million in 1999 and $4.5 million in 1998. Accounts receivable from these customers were $160,000, $137,000 and $303,000 at December 31, 2000, 1999 and 1998, respectively. Interest expense related to mortgage notes payable to a shareholder was $532,000 in 2000, $561,000 in 1999 and $475,000 in 1998.

  In May 1996, we purchased an additional facility from a shareholder for some of our manufacturing and engineering operations. We paid $210,000 of the total purchase price at closing, with the remaining $840,000 due under a note payable. During 2000, this facility was sold to an unrelated third party. A portion of the proceeds was utilized to satisfy the remaining balance on the note payable to the shareholder.

Note 7: Fair Values of Financial Instruments

  The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2000 and 1999 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may effect determination of fair value. The following methods and assumptions were used in estimating fair values.

  Cash, cash equivalents and accounts receivable: The carrying value approximates fair value due to the short maturity of these instruments.

  Long-term contracts receivable: The fair value of the non-current portion of long-term contracts receivable is based on the discounted value of expected cash flows at our current borrowing rate.

  Mortgage notes payable: The fair value is estimated based on current borrowing rates available for similar debt.

  Project financing: The fair value is estimated based on quoted spreads above treasury rates for similar issues.

  Convertible subordinated debt: The fair value is estimated based on the current trading activity of the notes.

                                                   2000             1999
                                             ---------------- ----------------
                                             Carrying  Fair   Carrying  Fair
                                              Amount   Value   Amount   Value
                                             -------- ------- -------- -------
                                                      (in thousands)
   Cash, cash equivalents and accounts
    receivable.............................  $70,950  $70,950 $48,099  $48,099
   Long-term contracts receivable..........    3,194    2,740   1,813    1,616
   Mortgage notes payable..................    5,237    5,553   6,234    6,191
   Project financing.......................    6,671    6,568   7,216    6,715
   Convertible subordinated debt...........   53,459   32,373  57,234   32,910

Note 8: Restructuring

 2000 Charges:

  There were no restructuring charges in 2000. During the year we used restructuring reserve balances from prior years for severance and related charges, asset impairments, lease payments for abandoned facilities, and the sale of a building and equipment.

 1999 Charges:

  In our ongoing efforts to improve efficiencies and reduce costs we recorded restructuring charges of $16.7 million during 1999. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities.

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

 Restructuring Activity:

  Combined restructuring activity for 2000, 1999 and 1998 and remaining reserve balances at December 31, 2000 are as follows:

                                          Restructuring          Reserve Balance
                            Cash/Non-cash    Charges    Activity    12/31/00
                            ------------- ------------- -------- ---------------
                                               (in thousands)
   Severance and related
    charges................     Cash         $11,472    $11,313      $  159
   Asset impairment........   Non-cash         5,368      5,368         --
   Consolidation of
    facilities.............     Cash           3,350        734       2,616
   Other...................   Non-cash           241        241         --
                                             -------    -------      ------
   Total restructuring
    charges................                  $20,431    $17,656      $2,775
                                             =======    =======      ======

  The reserve balances for severance and related charges are expected to be fully utilized in 2001. Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2006.

Note 9: Sale of Outsourcing Equipment

  In March 2000, we sold our network-based AMR system in Pittsburgh, that we used to provide Duquesne Light Company with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. In 1999, in anticipation of the sale we recorded a $49.8 million loss on the sale, which is reported in cost of revenues-service, consisting of a $32.8 million write-off of all of the Duquesne contracts receivable (both current and non-current) and an $18.6 million impairment of the assets being sold.

  In March 2000, we also entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we will provide certain maintenance and support services for the network from closing over a term ending December 31, 2013. We will receive approximately $10 million ratably over the term of those services. In connection with our performance responsibilities, we furnished the purchasing affiliate with a $5 million standby letter of credit.

Note 10: Commitments and Contingencies

 Commitments

  We have noncancelable capital leases for computer equipment and software, and operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rents under the Company's operating leases were $2.3 million in 2000, $2.4 million in 1999. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                              At December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                              (in thousands)
       Computers and software................................ $ 1,136  $ 1,188
       Accumulated amortization..............................    (686)    (394)
                                                              -------  -------
         Net capital leases.................................. $   450  $   794
                                                              =======  =======

  Future minimum payments, net of sublease payments, at December 31, 2000, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year are as follows, (in thousands):

       2001............................................................. $2,393
       2002.............................................................  1,681
       2003.............................................................  1,055
       2004.............................................................    706
       2005.............................................................    476
       Thereafter.......................................................    618
                                                                         ------
         Total minimum lease payments................................... $6,929
                                                                         ======

  In order to maintain certain distribution rights, we have agreed to purchase minimum quantities of components from various suppliers. Minimum purchase requirements under these agreements are not in excess of our requirements.

 Contingencies

  We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.8 million and $6.3 million at December 31, 2000 and 1999, respectively.

  We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

  We have a long-term contract with Southern California Edison ("SCE"), in which we own, operate and maintain a Mobile AMR System for approximately 360,000 of their meters. At December 31, 2000, we had trade and contracts receivable totaling $4.6 million from SCE and net capitalized equipment related to this contract of $6.6 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on this contract and has continued to make timely monthly payments on its obligation to us. If SCE were to suspend payments, or enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in the financial statements.

Note 11: Development Agreements

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

                                                        Year Ended December 31,
                                                       -------------------------
                                                        2000    1999     1998
                                                       ------- ------- ---------
                                                            (in thousands)
   Funding received................................... $   --  $   382 $     485
   Royalties paid.....................................     800     506     1,130

Note 12: Shareholder Rights Plan

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

Note 13: Income Taxes

  A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    2000      1999     1998
                                                   -------  --------  -------
                                                        (in thousands)
   Expected federal income tax provision
    (benefit)..................................... $ 3,008  $(35,093) $(3,515)
   Change in valuation allowance..................  (1,760)    7,048     (200)
   State income taxes.............................     387    (1,233)    (397)
   Goodwill amortization..........................     309       309      309
   Foreign sales corporation......................     341       --      (158)
   Tax credits....................................     917       --      (285)
   Foreign operations.............................   1,426       429      307
   UTS acquisition................................     --        --       --
   Meals and entertainment........................     103       122      212
   Other, net.....................................      29       408      (93)
                                                   -------  --------  -------
     Total provision (benefit) for income taxes... $ 3,334  $(28,010) $(3,820)
                                                   =======  ========  =======

  The domestic and foreign components of income before taxes were:

                                                     Year Ended December 31,
                                                    --------------------------
                                                     2000    1999       1998
                                                    ------ ---------  --------
                                                         (in thousands)
   Domestic........................................ $7,894 $ (92,108) $ (8,296)
   Foreign.........................................    699    (8,158)   (1,749)
                                                    ------ ---------  --------
     Income (loss) before income taxes............. $8,593 $(100,266) $(10,045)
                                                    ====== =========  ========

  The provision for income taxes consisted of the following:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
                                                         (in thousands)
   Current:
     Federal....................................... $   498  $ (2,931) $   344
     State and local...............................     (49)    1,000      324
     Foreign.......................................       6        10       60
                                                    -------  --------  -------
       Total current............................... $   455  $ (1,921) $   728
   Deferred:
     Federal.......................................   2,598   (28,625)  (3,332)
     State and local...............................     621    (2,076)    (651)
     Foreign.......................................   1,420    (2,436)    (365)
                                                    -------  --------  -------
       Total deferred..............................   4,639   (33,137)  (4,348)
   Change in valuation allowance...................  (1,760)    7,048     (200)
                                                    -------  --------  -------
     Total provision (benefit) for income taxes.... $ 3,334  $(28,010) $(3,820)
                                                    =======  ========  =======

  Deferred income taxes consisted of the following:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      2000     1999      1998
                                                     -------  -------  --------
                                                          (in thousands)
   Deferred tax assets
     Loss carry forwards............................ $24,439  $20,796  $ 14,715
     Tax credits....................................   6,725    7,066     5,925
     Accrued expenses...............................   3,101    6,507     5,367
     Inventory valuation............................   1,994    1,806     1,889
     Depreciation and amortization..................     531      356       --
     Long term contracts............................   1,857    6,814       --
     Other, net.....................................       0      284       228
                                                     -------  -------  --------
       Total deferred tax assets....................  38,647   43,629    28,124
   Deferred tax liabilities Acquisitions............     (86)    (173)     (292)
     Other, net.....................................    (860)
     Depreciation and amortization..................     --       --     (2,789)
     Long term contracts............................     --       --    (14,729)
                                                     -------  -------  --------
       Total deferred tax liabilities...............    (946)    (173)  (17,810)
     Valuation allowance............................  (6,758)  (8,518)   (1,470)
                                                     -------  -------  --------
   Net deferred tax assets.......................... $30,943  $34,938  $  8,844
                                                     =======  =======  ========

  Valuation allowances of $0 and $4,098,000 in 2000, $0 and $5,412,000 in 1999, and $70,000 and $1,400,000 in 1998 were provided for capital loss carryforwards and foreign net operating loss carryforwards, respectively, for which the Company may not receive future benefits. Valuation allowances of $2,659,000 and $3,000,000 in 2000 and 1999, respectively, were provided for research and development tax credit carryforwards for which the Company may not receive future benefits.

  The Company has research and development tax credits and net operating loss carryforwards available to offset future income tax liabilities. The federal research and development tax credits of $4,892,000 expire from 2001-2012 and the federal loss carryforwards of $35,406,000 expire from 2018-2019.

  The Company also has alternative minimum tax credits, totaling $1,832,000 that are available to offset future tax liabilities indefinitely.

Note 14: Segment Information

  Effective January 2000, we organized internally around strategic business units (SBUs) focused on the customer segments that we serve. These SBUs include Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems, and International Systems. Our Energy Information Systems SBU has two main areas of focus today, advanced software solutions for commercial and industrial users of energy, and advanced software systems for financial settlements, load analysis and billing for wholesale energy markets.

  Sales for these SBUs include hardware, custom and licensed software, consulting, project management, and installation and support activities. Service revenues are derived from post-sale maintenance support and outsourcing services, where we own and operate, or simply operate systems for a periodic fee. Intersegment revenues are immaterial.

  Management reviews the operating results of each segment before allocations of corporate expenses. We do not allocate assets or liabilities between our segments. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                                                      2000     1999      1998
                                                    -------- --------  --------
   Revenues
     Electric Systems.............................. $ 59,208 $ 57,380  $119,633
     Natural Gas Systems...........................   39,474   46,606    40,086
     Water & Public Power Systems..................   47,573   53,340    51,901
     Energy Information Systems....................   20,473   15,990     9,962
     International Systems.........................   17,244   20,096    19,820
                                                    -------- --------  --------
       Total revenues.............................. $183,972 $193,412  $241,402
                                                    ======== ========  ========

   Gross Profit
     Electric Systems.............................. $ 21,186 $(63,376) $ 27,661
     Natural Gas Systems...........................   18,116   22,285    14,918
     Water & Public Power Systems..................   16,184   19,303    17,121
     Energy Information Systems....................    9,680    8,920     6,730
     International Systems.........................    7,352    3,639     7,696
                                                    -------- --------  --------
       Total gross profit.......................... $ 72,518 $ (9,229) $ 74,126
                                                    ======== ========  ========

Note 15: Quarterly Results (Unaudited)

  Results for the first three quarters of 2000 have been restated to conform revenue recognition to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101). (See "Note 1"). The restatement was not material in any quarter. Quarterly results are as follows (in thousands, except per share and stock price data):

                                  First   Second    Third    Fourth    Total
                                 Quarter  Quarter  Quarter  Quarter     Year
                                 -------  -------  -------  --------  --------
2000
Statement of operations data:
  Total revenues................ $48,587  $45,385  $41,819  $ 48,182  $183,972
  Gross profit..................  18,437   17,625   16,701    19,755    72,518
  Net income before
   extraordinary item and
   cumulative effect of a change
   in accounting principle......   1,004    1,153      853     2,249     5,259
  Extraordinary gain on early
   extinguishment of debt, net
   of income taxes of $570......   1,044      --       --        --      1,044
  Cumulative effect of change in
   accounting principle, net of
   income taxes of $1,020.......  (1,646)     --       --        --     (1,646)
  Net income.................... $   402  $ 1,153  $   853  $  2,249  $  4,657
                                 =======  =======  =======  ========  ========
Basic net income per share:
  Before extraordinary item and
   cumulative effect of a change
   in accounting principle...... $   .07  $   .08  $   .06  $    .15  $    .35
  Extraordinary item............     .07                                   .07
  Cumulative effect.............    (.11)                                 (.11)
                                 -------  -------  -------  --------  --------
  Basic net income per share.... $   .03  $   .08  $   .06  $    .15  $    .31
                                 =======  =======  =======  ========  ========
Diluted net income per share:
  Before extraordinary item and
   cumulative effect of a change
   in accounting principle...... $   .07  $   .08  $   .06  $    .15  $    .34
  Extraordinary item............     .07                                   .07
  Cumulative effect.............    (.11)                                 (.11)
                                 -------  -------  -------  --------  --------
  Diluted net income per share.. $   .03  $   .08  $   .06  $    .15  $    .30
                                 =======  =======  =======  ========  ========
Stock Price:
  High..........................    8.50     8.75     8.38      6.75      8.75
  Low...........................    4.50     4.50     5.13      3.14      3.14

1999
Statement of operations data:
  Total revenues................ $51,945  $51,221  $48,533  $ 41,713  $193,412
  Gross profit..................  18,664   16,718   17,627   (62,238)   (9,229)
  Net loss before extraordinary
   item.........................    (231)  (1,584)  (5,868)  (64,573)  (72,256)
  Gain on extinguishment of
   debt.........................   3,660      --       --        --      3,660
  Net income (loss)............. $ 3,429  $(1,584) $(5,868) $(64,573) $(68,596)
                                 =======  =======  =======  ========  ========
Basic net income (loss) per
 share:
  Before extraordinary item..... $  (.02) $  (.11) $  (.39) $  (4.32) $  (4.87)
  Extraordinary item............     .25      --       --        --        .25
                                 -------  -------  -------  --------  --------
  Basic net income (loss) per
   share........................ $   .23  $  (.11) $  (.39) $  (4.32) $  (4.62)
                                 =======  =======  =======  ========  ========
Diluted net income (loss) per
 share:
  Before extraordinary item..... $  (.02) $  (.11) $  (.39) $  (4.32) $  (4.87)
  Extraordinary item............     .24      --       --        --        .25
                                 -------  -------  -------  --------  --------
  Basic net income (loss) per
   share........................ $   .22  $  (.11) $  (.39) $  (4.32) $  (4.62)
                                 =======  =======  =======  ========  ========
Stock Price:
  High.......................... $  9.56  $  9.50  $  8.88  $   6.94  $   9.56
  Low........................... $  6.88  $  6.75  $  5.88  $   4.25  $   4.25

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001 (the "2000 Proxy Statement") sets forth certain information with regard to our directors and is incorporated herein by reference.

  Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" appearing in the 2001 Proxy Statement sets forth certain information (except for those sections captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph", which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2001 Proxy Statement sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  The section entitled "Certain Relationships and Related Transactions" appearing in the 2001 Proxy Statement sets forth certain information with respect to the certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2) List of Financial Statement Schedules;

  Schedule II--Valuation and Qualifying Accounts

3) Exhibits:

 Exhibit
 Number                         Description of Exhibits
 -------                        -----------------------
  3.1    Restated Articles of Incorporation of the Registrant. (A) (Exhibit
         3.1)

  3.2    Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

  4.1    Rights Agreement between the Registrant and Chemical Trust Company of
         California dated as of July 15, 1992. (A) (Exhibit 4.1)

  4.2 Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of California, as trustee. (G) (Exhibit 4.1)

 10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto. (I) (Exhibit 10.1)

 10.2 Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (I)
         (Exhibit 10.2)

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

 10.6    1989 Restated Stock Option Plan. (D) (Exhibit 10.5)

 10.7    1992 Restated Stock Option Plan for Nonemployee Directors. (E)

 10.8    Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

 10.9 Form of Indemnification Agreements between the Registrant and certain directors and officers. (I) (Exhibit 10.9)

 10.10 Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.09 hereto) with the
         Registrant. (I) (Exhibit 10.10)

 10.11 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (C) (Exhibit 10.16)

 10.12   Office Lease between the Registrant and Woodville Leasing Inc. dated
         October 4, 1993. (B) (Exhibit 10.24)

 10.13   Contract between the Registrant and Duquesne Light Company dated
         January 15, 1996. /Delta/(C) (Exhibit 10.18)

 10.14   Amendment No. 1 to Amended and Restated Utility Automated Meter Data
         Acquisition Lease and Services Agreement between the Registrant and
         Duquesne Light Company dated September 11, 1997. /Delta/(F) (Exhibit
         10)

 10.15   Purchase Agreement between the Registrant and Pentzer Development
         Corporation dated July 11, 1995. (C) (Exhibit 10.19)

 10.16   Loan Agreement between Itron, Inc. and GE Capital Corporation dated
         January 18, 2000. (I) (Exhibit 10.16)

 10.17 Employment Agreement between the Registrant and Michael J. Chesser dated May 17, 1999. * (H) (Exhibit 10.17)

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
 10.18   First Amendment to Credit Agreement dated February 28, 2000. (I)
         (Exhibit 10.18)

 10.19   Asset Purchase Agreement between Itron, Inc. and DataCom Information
         Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March
         30, 2000. (J) (Exhibit 10.19)

 10.20   Warranty and maintenance Agreement between Itron, Inc. and DataCom
         Information Systems, LLC dated March 30, 2000. (J) (Exhibit 10.20)

 10.21 Form of Change of Control Agreement between Registrant and executive officers Tim Gelvin and Bob Whitney. (A) (10.1)

 10.22   Contribution Agreement between Itron, Inc. and Servatron, Inc. dated
         May 15, 2000. (K) (Exhibit 10.22)

 10.23   Credit Agreement between Itron, Inc. and Servatron dated June 22,
         2000. (K) (Exhibit 10.23)

 10.24   Third Amendment to Credit Agreement dated June 30, 2000. (L) (Exhibit
         10.24)

 12      Statement of Computation of Ratios

 21      Subsidiaries of the Registrant

 23      Independent Auditors' Consent

--------
(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

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

(I) Incorporated by reference to designated exhibit included in the Company's 1999 Annual Report on Form 10-K dated March 26, 2000.

(J) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated May 15, 2000.

(K) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated August 14, 2000.

(L) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated November 14, 2000.

 *      Management contract or compensatory plan or arrangement.

/Delta/ Confidential treatment requested for a portion of this agreement.

4) Reports on Form 8-K:

  There were no Current Reports on Form 8-K filed during the fourth quarter of 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 22nd day of March, 2001.

                                          ITRON, INC.

                                                 /s/ David G. Remington
                                          By: _________________________________
                                                     David G. Remington
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 22nd day of March, 2001.

              Signature                                    Title
              ---------                                    -----

       /s/ S. Edward White                         Chairman of the Board
______________________________________
           S. Edward White

       /s/ LeRoy D. Nosbaum             President, and Chief Executive Officer and
______________________________________     Director (Principal Executive Officer)
           LeRoy D. Nosbaum

      /s/ David G. Remington                      Chief Financial Officer
______________________________________  (Principal Financial and Accounting Officer)
          David G. Remington

       /s/ Michael B. Bracy                              Director
______________________________________
           Michael B. Bracy

      /s/ Michael J. Chesser                             Director
______________________________________
          Michael J. Chesser

       /s/ Ted C. DeMerritt                              Director
______________________________________
           Ted C. DeMerritt

       /s/ Jon E. Eliassen                               Director
______________________________________
           Jon E. Eliassen

       /s/ Mary Ann Peters                               Director
______________________________________
           Mary Ann Peters

       /s/ Paul A. Redmond                               Director
______________________________________
           Paul A. Redmond

       /s/ Graham M. Wilson                              Director
______________________________________
           Graham M. Wilson

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                       Additions                  Balance at end of period
                         ------------------------------------- ------------------------------
                         Balance at beginning Charged to costs
Description                   of period         and expenses   Deductions Current Non current
-----------              -------------------- ---------------- ---------- ------- -----------
                                                   ($ in thousands)
Year ended December 31,
 1998:
  Inventory
   obsolescence.........        $3,824             $8,316        $7,374   $4,766     $--
  Warranty..............         3,518              7,381         4,953    5,100      846
  Allowance for doubtful
   accts................           752                952           219    1,485      --

Year ended December 31,
 1999:
  Inventory
   obsolescence.........        $4,766             $2,697        $4,093   $3,370     $--
  Warranty..............         5,946              5,717         4,801    6,062      800
  Allowance for doubtful
   accts................         1,485              4,808         4,982    1,311      --

Year ended December 31,
 2000:
  Inventory
   obsolescence.........        $3,370             $2,397        $1,991   $3,776     $--
  Warranty..............         6,862              3,572         4,618    5,090      726
  Allowance for doubtful
   accts................         1,311                570           737    1,144      --

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
  3.1    Restated Articles of Incorporation of the Registrant. (A) (Exhibit
         3.1)

  3.2    Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

  4.1    Rights Agreement between the Registrant and Chemical Trust Company of
         California dated as of July 15, 1992. (A) (Exhibit 4.1)

  4.2 Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of California, as trustee. (G) (Exhibit 4.1)

 10.1 Form of Change of Control Agreement between Registrant and certain of its executive officers, together with schedule executive officers who are parties thereto. (I) (Exhibit 10.1)

 10.2 Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (I)
         (Exhibit 10.2)

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

 10.6    1989 Restated Stock Option Plan. (D) (Exhibit 10.5)

 10.7    1992 Restated Stock Option Plan for Nonemployee Directors. (E)

 10.8    Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

 10.9 Form of Indemnification Agreements between the Registrant and certain directors and officers. (I) (Exhibit 10.9)

 10.10 Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.09 hereto) with the
         Registrant. (I) (Exhibit 10.10)

 10.11 Employment Agreement between the Registrant and David G. Remington dated February 29, 1996. * (C) (Exhibit 10.16)

 10.12   Office Lease between the Registrant and Woodville Leasing Inc. dated
         October 4, 1993. (B) (Exhibit 10.24)

 10.13   Contract between the Registrant and Duquesne Light Company dated
         January 15, 1996. /Delta/(C) (Exhibit 10.18)

 10.14   Amendment No. 1 to Amended and Restated Utility Automated Meter Data
         Acquisition Lease and Services Agreement between the Registrant and
         Duquesne Light Company dated September 11, 1997. /Delta/(F) (Exhibit
         10)

 10.15   Purchase Agreement between the Registrant and Pentzer Development
         Corporation dated July 11, 1995. (C) (Exhibit 10.19)

 10.16   Loan Agreement between Itron, Inc. and GE Capital Corporation dated
         January 18, 2000. (I) (Exhibit 10.16)

 10.17 Employment Agreement between the Registrant and Michael J. Chesser dated May 17, 1999. * (H) (Exhibit 10.17)

 10.18   First Amendment to Credit Agreement dated February 28, 2000. (I)
         (Exhibit 10.18)

 10.19   Asset Purchase Agreement between Itron, Inc. and DataCom Information
         Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March
         30, 2000. (J) (Exhibit 10.19)

 10.20   Warranty and maintenance Agreement between Itron, Inc. and DataCom
         Information Systems, LLC dated March 30, 2000. (J) (Exhibit 10.20)

 Exhibit
 Number                         Description of Exhibits
 -------                        -----------------------
 10.21   Form of Change of Control Agreement between Registrant and executive officers Tim Gelvin and Bob Whitney. (A) (10.1)

 10.22   Contribution Agreement between Itron, Inc. and Servatron, Inc. dated
         May 15, 2000. (K) (Exhibit 10.22)

 10.23   Credit Agreement between Itron, Inc. and Servatron dated June 22,
         2000. (K) (Exhibit 10.23)

 10.24   Third Amendment to Credit Agreement dated June 30, 2000. (L) (Exhibit
         10.24)

 12      Statement of Computation of Ratios

 21      Subsidiaries of the Registrant

 23      Independent Auditors' Consent

--------
(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

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

(I) Incorporated by reference to designated exhibit included in the Company's 1999 Annual Report on Form 10-K dated March 26, 2000.

(J) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated May 15, 2000.

(K) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated August 14, 2000.

(L) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated November 14, 2000.

 *      Management contract or compensatory plan or arrangement.

/Delta/ Confidential treatment requested for a portion of this agreement.