Form 10-Q
period 2001-03-31
ITRON INC /WA/
filed 2001-05-15
CIK 780571

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

 The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 15,505,712.

================================================================================

                                  Itron, Inc.

                               Table of Contents
                               -----------------


                                                                          Page
                                                                          ----
Part 1: FINANCIAL INFORMATION

     Item 1: FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Operations                              1
          Consolidated Balance Sheets                                        2
          Consolidated Statements of Cash Flows                              3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Note 1: Basis of Presentation                               4
                 Note 2: Earnings Per Share and Capital Structure            4
                 Note 3: Balance Sheet Components                            4
                 Note 4: Segment Information                                 5
                 Note 5: Restructuring                                       7
                 Note 6: Contingencies                                       7
                 Note 7: Impact of New Accounting Standards                  7

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                 OVERVIEW                                                    8
                 RESULTS OF OPERATIONS                                       8
                  Revenues                                                   8
                  Gross Margin                                               9
                  Operating Expense                                         10
                  Other Income (Expense)                                    10
                  Income Taxes                                              11
                  Extraordinary Item                                        11
                  Cumulative Effect of a Change in Accounting Principle     11
                FINANCIAL CONDITION
                  Cash Flow Information                                     11
                  Business Outlook                                          12
                  Certain Forward-looking Statements                        12

     Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                 13
             MARKET RISK

Part 2: Other Information

     Item 1: Legal Proceedings                                              14
     Item 6: Exhibits and Reports on Form 8-K                               14

     Signature                                                              15

                         Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)


                                  ITRON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)
                                                                      Three months ended March 31,

                                                                          2001              2000
Revenues                                                             ------------      ------------
 Sales                                                                    $37,232           $36,596
 Service                                                                   10,246            11,991
                                                                     ------------      ------------
 Total revenues                                                            47,478            48,587
                                                                     ------------      ------------
Cost of revenues
 Sales                                                                     21,521            21,440
 Service                                                                    7,194             8,710
                                                                     ------------      ------------
 Total cost of revenues                                                    28,715            30,150
                                                                     ------------      ------------
Gross profit                                                               18,763            18,437

Operating expenses
 Sales and marketing                                                        5,585             5,130
 Product development                                                        5,739             6,176
 General and administrative                                                 3,275             4,516
 Amortization of intangibles                                                  366               466
 Restructuring charges                                                          -              (185)
                                                                     ------------      ------------
 Total operating expenses                                                  14,965            16,103
                                                                     ------------      ------------
Operating income                                                            3,798             2,334
Other income (expense)
 Equity in affiliates                                                          23               507
 Interest and other, net                                                   (1,295)           (1,227)
                                                                     ------------      ------------
 Total other income (expense)                                              (1,272)             (720)
                                                                     ------------      ------------
Income before income taxes and extraordinary item                           2,526             1,614
Income tax (provision) benefit                                               (986)             (610)
                                                                     ------------      ------------
Net income before extraordinary item and cumulative effect of a
 change  in accounting principle                                            1,540             1,004
Extraordinary gain on early extinguishment of debt, net of income
 taxes of $570                                                                  -             1,044
Cumulative effect of a change in accounting principle, net of income
 taxes of $1,020                                                                -            (1,646)
                                                                     ------------      ------------
Net income                                                                $ 1,540           $   402
                                                                     ============      ============
Earnings per share
Basic and Diluted
 Income before extraordinary item                                            $.10              $.07
 Extraordinary item                                                             -               .07
 Cumulative effect                                                              -              (.11)
                                                                     ------------      ------------
 Basic and diluted net income per share                                      $.10              $.03
                                                                     ============      ============
Average number of shares outstanding
   Basic                                                                   15,383            15,033
   Diluted                                                                 15,690            15,378

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                          CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)
                                                 ASSETS
                                                                       March 31,        December 31,
                                                                          2001             2000
                                                                     ------------      ------------
Current assets
   Cash and cash equivalents                                             $ 14,812          $ 21,216
   Short-term investments                                                   8,278                 -
   Accounts receivable, net                                                36,215            49,734
   Current portion of long-term contracts receivable                        3,250             3,178
   Inventories, net                                                        18,282            17,196
   Deferred income taxes                                                    3,946             4,852
   Other                                                                    1,801               900
                                                                     ------------      ------------
     Total current assets                                                  86,584            97,076

Property, plant and equipment, net                                         24,080            25,197
Equipment used in outsourcing, net                                          9,507             9,757
Intangible assets, net                                                     12,294            12,836
Restricted cash                                                             5,100                 -
Long-term contracts receivable                                              2,754             3,194
Deferred income taxes                                                      26,091            26,091
Other                                                                       4,790             3,739
                                                                     ------------      ------------
     Total assets                                                        $171,200          $177,890
                                                                     ============      ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                 $ 27,708          $ 30,171
   Wages and benefits payable                                               4,665             9,244
   Mortgage notes and leases payable                                          246               242
   Deferred revenue                                                         7,675             9,025
                                                                     ------------      ------------
     Total current liabilities                                             40,294            48,682
                                                                     ------------      ------------

Convertible subordinated debt                                              53,459            53,459
Mortgage notes and leases payable                                           5,026             5,074
Project financing                                                           6,528             6,671
Warranty and other obligations                                              9,928             9,961
                                                                     ------------      ------------
     Total liabilities                                                    115,235           123,847
                                                                     ------------      ------------

Shareholders' equity
   Common stock                                                           110,082           109,730
   Accumulated other comprehensive loss                                    (1,816)           (1,840)
   Unrealized holding gain                                                      7                 -
   Retained deficit                                                       (52,308)          (53,847)
                                                                     ------------      ------------
     Total shareholders' equity                                            55,965            54,043
                                                                     ------------      ------------
     Total liabilities and shareholders' equity                          $171,200          $177,890
                                                                     ============      ============

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three months ended March 31,
(Unaudited, in thousands)                                                2001              2000
                                                                     ------------      ------------
OPERATING ACTIVITIES
Net income                                                                $ 1,540           $   402
Noncash charges (credits) to income:
Depreciation and amortization                                               2,539             4,060
Deferred income tax provision                                                 906               621
Equity in affiliates, net                                                     (23)             (316)
Extraordinary gain on early extinguishment of debt                              -            (1,044)
Cumulative effect of a change in accounting principle                           -             1,646
Loss on equipment disposal/contract termination                                 -              (500)
Changes in operating accounts:
  Accounts receivable                                                      13,519             5,279
  Inventories                                                              (1,086)              359
  Accounts payable and accrued expenses                                    (2,481)            4,047
  Wages and  benefits payable                                              (4,579)           (5,321)
  Deferred revenue                                                         (1,350)           (1,419)
  Long-term contracts receivable                                              368              (806)
  Other, net                                                                 (107)              191
                                                                     ------------      ------------
Cash provided by operating activities                                       9,246             7,199
                                                                     ------------      ------------
INVESTING ACTIVITIES
Short-term investments                                                     (8,278)                -
Transfer of restricted cash related to letters of credit                   (5,100)                -
Acquisition of property, plant and equipment                                 (671)           (1,254)
Equipment used in outsourcing                                                  17            (1,654)
Proceeds from sale of equipment used in outsourcing, net                        -            32,000
Proceeds from sale of business interest                                         -               431
Investment in affiliates                                                   (1,000)                -
Other, net                                                                   (767)             (539)
                                                                     ------------      ------------
Cash provided (used) by investing activities                              (15,799)           28,984
                                                                     ------------      ------------
FINANCING ACTIVITIES
Change in short-term borrowings, net                                            -               425
Project financing                                                            (143)             (132)
Convertible subordinated debt repurchase                                        -            (2,098)
Issuance of common stock                                                      352               334
Other, net                                                                    (60)             (218)
                                                                     ------------      ------------
Cash provided (used) by financing activities                                  149            (1,689)
                                                                     ------------      ------------

Increase (decrease) in cash and cash equivalents                           (6,404)           34,494
Cash and cash equivalents at beginning of period                           21,216             1,538
                                                                     ------------      ------------
Cash and cash equivalents at end of period                               $ 14,812           $36,032
                                                                     ============      ============


The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three month period ended March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2: Earnings Per Share and Capital Structure

(in thousands)                                                   Three months ended March 31,
                                                               ------------------------------
                                                                        2001             2000
                                                               -------------     ------------
Weighted average shares outstanding                                   15,383           15,033
Effect of dilutive securities                                            307              345
                                                               -------------     ------------
Weighted average shares outstanding assuming conversion               15,690           15,378
                                                               =============     ============

We have granted options to purchase common stock to directors, employees and other key personnel at fair market value on the date of grant. The dilutive effect of these options is included for purposes of calculating diluted earnings per share using the "treasury stock" method. We also have subordinated convertible notes outstanding with conversion prices of $9.65, representing 1,554K shares, and $23.70, representing an additional 1,623K shares. These notes are not included in the above calculation as the notes are anti-dilutive in both periods when using the "if converted" method. The actual average market price of stock used to calculate dilutive shares in the first quarter was $6.95. The market price of our stock as of April 30, 2001 was $14.80 and would result in dilutive shares, from both options and subordinated convertible notes outstanding, increasing to 18,471K shares in this calculation.

Note 3:  Balance Sheet Components


                                                                                       March 31,         December 31,
(in thousands)                                                                           2001                2000
                                                                                    -------------      ---------------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $1,125 and $1,144)                     $29,343              $42,218
  Unbilled revenue                                                                          6,872                7,516
                                                                                    -------------      ---------------
  Total accounts receivable                                                               $36,215              $49,734
                                                                                    =============      ===============
Inventories, net
  Material                                                                               $ 5,083               $ 5,721
  Work in process                                                                            637                   737
  Finished goods                                                                          11,425                 9,723
                                                                                    -------------      ---------------
  Total manufacturing inventories                                                         17,145                16,181
  Service inventories                                                                      1,137                 1,015
                                                                                    -------------      ---------------
  Total inventories                                                                      $18,282               $17,196
                                                                                    =============      ===============

Note 4:  Segment Information

We are currently organized internally around six strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs are Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems ("EIS"), International Systems, and Services.

Revenues for the Electric, Natural Gas, and Water & Public Power SBUs include hardware, custom and licensed software, consulting, project management, installation and support activities, and outsourcing services, where we own and operate, or simply operate systems for a periodic fee. Our Services SBU revenues include post sale support activities primarily for our Electric, Natural Gas, and Water & Public Power Systems SBUs. Our EIS SBU has two main areas of focus: advanced software solutions for commercial and industrial users of energy; and advanced software systems for financial settlements, load analysis and billing for wholesale energy markets. EIS is also beginning to focus attention on our consulting expertise in these areas as well. Revenues for the EIS and International SBUs can include all of the above types of revenues. Intersegment revenues are immaterial.

Management reviews the operating results of each segment without the allocation of all corporate support expenses. While we allocate and charge the SBUs for basic services such as floor space and communication expense, we do not allocate product development, marketing, miscellaneous manufacturing, and certain other corporate expenses. We also do not allocate assets or liabilities between our SBUs. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation, including all amounts related to our Services SBU, which was newly formed effective January 1, 2001.

Segment revenues and operating results for the comparable quarters are detailed below.


                                                        Three months ended March 31,
                                                               (in thousands)
                    Electric    Natural Gas    Water & PP      EIS      Internat'l     Services    Corporate       Total
                    -------------------------------------------------------------------------------------------------------
2001
Revenues             $12,834        $ 7,198       $ 6,908     $4,998        $8,264       $7,276    $       -      $47,478
Cost of sales          6,529          3,186         3,518      2,403         5,734        5,989        1,356       28,715
                     -------        -------       -------     ------        ------       ------    ---------      -------
Gross profit           6,305          4,012         3,390      2,595         2,530        1,287       (1,356)      18,763

Operating exp.         1,021            618           737      1,338         1,497           99        9,655       14,965
                     -------        -------       -------     ------        ------       ------    ---------      -------
Operating
 income/(loss)       $ 5,284        $ 3,394       $ 2,653     $1,257        $1,033       $1,188     $(11,011)     $ 3,798
                     =======        =======       =======     ======        ======       ======    =========      =======

2000
Revenues             $11,076        $10,301       $10,368     $5,247        $3,017       $8,578    $       -      $48,587
Cost of sales          5,051          4,445         5,404      2,708         1,588        7,688        3,266       30,150
                     -------        -------       -------     ------        ------       ------    ---------      -------
Gross profit           6,025          5,856         4,964      2,539         1,429          890       (3,266)      18,437

Operating exp.           944            669           689      1,484         1,613          228       10,476       16,103
                     -------        -------       -------     ------        ------       ------    ---------      -------
Operating
 income/(loss)       $ 5,081        $ 5,187       $ 4,275     $1,055        $ (184)      $  662     $(13,742)     $ 2,334
                     =======        =======       =======     ======        ======       ======    =========      =======

We restated our 2000 results to reflect the formation of our Services SBU effective January 1, 2001, as well as to reflect results for each SBU without the allocation of certain corporate charges discussed above. Restated 2000 revenues and operating results by quarter and by business segments are detailed below.

                                                                Year Ended 2000,
                                                                 (in thousands)

                      Electric    Natural Gas    Water & PP      EIS      Internat'l     Services    Corporate      Total
                    -------------------------------------------------------------------------------------------------------
First Quarter
Revenues               $11,076        $10,301       $10,368    $ 5,247       $ 3,017      $ 8,578    $       -     $ 48,587
Cost of sales            5,051          4,445         5,404      2,708         1,588        7,688        3,266       30,150
                       -------        -------       -------    -------       -------      -------    ---------     --------
Gross profit             6,025          5,856         4,964      2,539         1,429          890       (3,266)      18,437

Operating exp.             944            669           689      1,484         1,613          228       10,476       16,103
                       -------        -------       -------    -------       -------      -------    ---------     --------
Operating
 income/(loss)         $ 5,081        $ 5,187       $ 4,275    $ 1,055       $  (184)     $   662     $(13,742)    $  2,334
                       =======        =======       =======    =======       =======      =======    =========     ========

Second Quarter
Revenues               $ 7,391        $ 9,823       $13,170    $ 5,836       $ 2,643      $ 6,522    $       -     $ 45,385
Cost of sales            3,870          3,988         6,873      2,832         1,463        5,386        3,348       27,760
                       -------        -------       -------    -------       -------      -------    ---------     --------
Gross profit             3,521          5,835         6,297      3,004         1,180        1,136       (3,348)      17,625

Operating exp.             867            660           725      1,581         1,409          214        9,591       15,047
                       -------        -------       -------    -------       -------      -------    ---------     --------
Operating
 income/(loss)         $ 2,654        $ 5,175       $ 5,572    $ 1,423       $  (229)     $   922     $(12,939)    $  2,578
                       =======        =======       =======    =======       =======      =======    =========     ========

Third Quarter
Revenues               $ 8,690        $ 8,421       $ 9,815    $ 4,578       $ 3,776      $ 6,539    $       -     $ 41,819
Cost of sales            4,305          3,786         5,363      2,551         2,135        5,308        1,670       25,118
                       -------        -------       -------    -------       -------      -------    ---------     --------
Gross profit             4,385          4,635         4,452      2,027         1,641        1,231       (1,670)      16,701

Operating exp.             822            560           686      1,494         1,182          218        9,584       14,546
                       -------        -------       -------    -------       -------      -------    ---------     --------
Operating
 income/(loss)         $ 3,563        $ 4,075       $ 3,766    $   533       $   459      $ 1,013     $(11,254)    $  2,155
                       =======        =======       =======    =======       =======      =======    =========     ========

Fourth Quarter
Revenues               $13,186        $ 6,566       $ 8,829    $ 4,812       $ 7,808      $ 6,980    $       -     $ 48,181
Cost of sales            6,370          3,076         4,430      2,704         4,707        5,665        1,474       28,426
                       -------        -------       -------    -------       -------      -------    ---------     --------
Gross profit             6,816          3,490         4,399      2,108         3,101        1,315       (1,474)      19,755

Operating exp.             928            517           690      1,588         2,376          254        9,150       15,503
                       -------        -------       -------    -------       -------      -------    ---------     --------
Operating
 income/(loss)         $ 5,888        $ 2,973       $ 3,709    $   520       $   725      $ 1,061     $(10,624)    $  4,252
                       =======        =======       =======    =======       =======      =======    =========     ========

2000 Total
Revenues               $40,343        $35,111       $42,182    $20,473       $17,244      $28,619    $       -     $183,972
Cost of sales           19,596         15,295        22,070     10,795         9,893       24,047        9,758      111,454
                       -------        -------       -------    -------       -------      -------    ---------     --------
Gross profit            20,747         19,816        20,112      9,678         7,351        4,572       (9,758)      72,518

Operating exp.           3,561          2,406         2,790      6,147         6,580          914       38,801       61,199
                       -------        -------       -------    -------       -------      -------    ---------     --------
Operating
 income/(loss)         $17,186        $17,410       $17,322    $ 3,531       $   771      $ 3,658     $(48,559)    $ 11,319
                       =======        =======       =======    =======       =======      =======    =========     ========

Note 5: Restructuring

We recorded charges totaling $20.6 million in 1998 and 1999 for restructuring activities that have improved efficiencies and reduced costs. There were no additional charges recorded in 2001. Restructuring reserves and activity for the first three months of 2001 are detailed below (in thousands):

                                                          Reserve                                                    Reserve
                                       Cash/              Balance           Restructuring                            Balance
                                      Non-Cash           12/31/00               Charge             Activity          3/31/01
                                 ----------------    ----------------    ------------------    --------------    --------------
Severance and related charges           Cash               $  159                    $-              $ 43             $  116
Consolidation of facilities             Cash                2,616                     -               323              2,293
                                                           ------                   ----             ----             ------
Totals                                                     $2,775                    $-              $366             $2,409

The reserve balance for severance and related charges is expected to be fully utilized in 2001. The adequacy of facility consolidation reserves is dependent on our ability to successfully sublease vacant space, which is leased pursuant to a non-cancelable operating lease through 2006.

Note 6:  Contingencies

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. The value of the bonds in force were $47.9 million and $25.0 million at March 31, 2001 and 2000, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.8 million and $11.3 million at March 31, 2001 and 2000, respectively.

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations. We believe we have made adequate provisions for such contingent liabilities.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a mobile automated meter reading system for approximately 360,000 of their meters, and sell meter reading data to them. At March 31, 2001, we had trade and contracts receivable totaling $4.9 million from SCE and net capitalized equipment related to this contract of $6.6 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire more costly manual meter readers. In addition, with the recent bankruptcy filing by PG&E, a major utility in California, SCE has reconfirmed its intention to not follow the same course. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in the financial statements as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.


Note 7:  Impact of New Accounting Standards

SFAS No. 133
------------
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Itron is a leading provider of data collection and management solutions for electric, gas and water utilities throughout the world. Itron technology is used by more than 2,000 utilities in over 45 countries around the world to collect data from 275 million electric, gas and water meters. Of those, more than 650 customers are using our radio and telephone-based technology to automatically collect and process information from over 18 million meters. In addition, our technology is being used by a number of the newly created wholesale energy markets in the U.S. and Canada to provide critical billing and settlement systems for deregulated markets. Our systems touch more than $200 billion in energy and water transactions every year in North America alone.

Only 11% of the electric, gas and water meters in North America are read using automated meter data collection and communication systems from all suppliers. While we are aggressively pursuing numerous opportunities remaining for advanced metering and billing systems by penetrating beyond 11%, we also intend to use our core technology and industry knowledge to move beyond meter reading into other opportunities for optimizing the delivery and use of energy and water.

We design, develop, manufacture, market, install and service hardware, software
and integrated systems.   Sales include hardware, custom and licensed software,
consulting, project management, and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate, or simply operate systems for a periodic fee.

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power markets, and others.

RESULTS OF OPERATIONS

The following tables show our revenue and percent change from the prior year by sales or service and by segment.

Revenues                                    Three months ended March 31,
($'s in millions)                      ---------------------------------------
                                                                     Increase
                                        2001            2000        (Decrease)
                                       -----           -----        ----------
Sales                                  $37.2           $36.6             2%
Service                                 10.3            12.0           (14%)
                                       -----           -----
Total revenues                         $47.5           $48.6            (2%)
                                       =====           =====

Segment Revenues                             Three months ended March 31,
($'s in millions)                      ---------------------------------------
                                                                     Increase
                                        2001            2000        (Decrease)
                                       -----           -----        ----------
Electric                               $12.8           $11.1            15%
Natural Gas                              7.2            10.3           (30%)
Water & Public Power                     6.9            10.4           (34%)
Energy Information Systems               5.0             5.2            (4%)
International                            8.3             3.0           177%
Services                                 7.3             8.6           (15%)
                                       -----           -----
Total revenues                         $47.5           $48.6            (2%)
                                       =====           =====

Revenues of $47.5 million for the quarter were down slightly from revenues of $48.6 million in the first quarter of last year. Included in last year's first quarter service revenues were $2.7 million in outsourcing revenues related to our Duquesne Light Company fixed network project, that we chose to sell at the end of the first quarter of 2000. No customer represented more than 10% of total revenue during the first quarter of this year or last year.

Electric revenues were higher primarily as a result of a mobile automated meter reading system order from a large electric utility. This customer accounted for 32% of Electric revenues during the first quarter of 2001. We have a multi-year contract with this utility through next year.

Natural Gas Systems revenue declined in the first quarter primarily due to completion of large contracts in 2000. We expect that revenues in this segment will be at a lower level in 2001 than we experienced last year.

Water and Public Power revenues were lower in the first quarter of 2001 due to a large project active in the first quarter of 2000 that was completed. Our water business is expected to grow through the rest of the year.

Revenues in our Energy Information Systems segment decreased slightly from the first quarter last year. Revenues in this segment can fluctuate on a quarterly basis due primarily to customized development work for wholesale energy systems. We expect to see growth in this unit for the year.

International revenues increased 177% over the first quarter of 2000 due to significant handheld sales to customers in Japan. Sales to these customers were approximately one half of the International segment's revenue in the first quarter of 2001, and sales to these customers will continue into the second quarter of 2001, but at a reduced level.

Services segment revenues decreased 15% in the first quarter of 2001 compared with the first quarter of 2000 due to the aforementioned sale of our Duquesne Light Company project. Partially offsetting the Duquesne revenue loss were increased revenues from hardware maintenance contracts, time and material maintenance, and software maintenance contracts during the first quarter of 2001.

We do not place any particular significance on the quarter-to-quarter variations in SBU revenue, and expect the year's revenue in aggregate to show growth relative to last year in the range of 10% to 15%.

Gross Margin                                 Three months ended March 31,
(as a % of corresponding revenue)      ---------------------------------------
                                                                     Increase
                                        2001            2000        (Decrease)
                                       -----           -----        ----------
Electric                                 49%             54%            (5%)
Natural Gas                              56%             57%            (1%)
Water & Public Power                     49%             48%             1%
Energy Information Systems               52%             48%             4%
International                            31%             47%           (16%)
Services                                 18%             10%             8%
Corporate (1)                            (3%)            (7%)            4%
                                        ---             ---            ---
Total gross margin                       40%             38%             2%
                                        ===             ===            ===

(1)  Percent of total company revenue.
Note:  2000 has been restated to reflect changes in the 2001 organization

Total gross margin was 40% for the first quarter, up from 38% a year ago. We continue to realize increased domestic manufacturing efficiencies due in part to higher production volumes, a benefit from having substantially spun-off our low-volume manufacturing operations, and a continued attentiveness to margins and pricing.

Gross margin for the Electric segment decreased 5% and the Natural Gas segment decreased 1% due to a change in the mix of customers and products from the first quarter of 2000 to 2001.

The gross margin in the Water and Public Power segment was slightly higher in the first quarter of 2001 than in the first quarter of 2000 due to a slightly
lower average cost on the mix of water products shipped in 2001.   Average
selling prices in this segment can also vary with changes in relative sales between our direct sales force and our indirect channel, which is comprised of outside distributors.

EIS segment revenue is primarily related to custom software development activities and licenses. Gross margins can vary from period to period depending on the mix of license revenues versus custom development activities. The gross margin in the first quarter of 2001 was positively impacted by a higher percentage of license revenues compared to the first quarter of 2000.

The decline in the 2001 International gross margin is the result of the large sale of handheld equipment to customers in Japan at lower margins.

In the Services segment, gross margin increased by 8% in 2001 compared with the first quarter of 2000. As discussed under revenues above, we had a substantial amount of revenue at a very low margin in the 2000 quarter, related to our outsourcing contract with Duquesne Light, that was absent in the 2001 quarter.

The favorable impact of unallocated Corporate cost of sales on total gross margin in 2001, compared to 2000, is primarily due to efficiencies gained
through the consolidation of our domestic manufacturing facilities.   In
addition, unallocated Corporate cost of sales in the first quarter of 2000 was higher than 2001 because production volumes were higher in 2001 which resulted in the absorption of more manufacturing costs in excess of standard costs in 2001 compared to 2000.


Operating Expenses                           Three months ended March 31,
($'s in millions)                      ---------------------------------------
                                                                     Increase
                                        2001            2000        (Decrease)
                                       -----           -----        ----------
Sales and marketing                    $ 5.6           $ 5.1             9%
Product development                      5.7             6.2            (7%)
General and administrative               3.3             4.5           (27%)
Amortization of intangibles              0.4             0.5           (21%)
Restructuring charges                      -            (0.2)          100%
                                       -----           -----
Total operating expenses               $15.0           $16.1            (7%)
                                       =====           =====

Sales and Marketing expenses were 11.8% of revenues in the first quarter of 2001, compared to 10.6% in the first quarter of the prior year. The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system.

Product development expenses decreased 7% from the first quarter of the prior year to $5.7 million, driven by the absence of personnel and other costs present a year ago, which were phased out during the first and second quarters of 2000 as part of our restructuring.

The 27% decrease in general and administrative costs was due primarily to the favorable negotiation of a new communications contract, reduced legal fees for patent and FCC matters, and the absence of other charges present a year ago that were phased out in conjunction with our restructuring.


Other Income (Expense)                       Three months ended March 31,
($'s in millions)                      ---------------------------------------
                                                                     Increase
                                        2001            2000        (Decrease)
                                       -----           -----        ----------
Equity in affiliates (1)               $   -           $ 0.5           (95%)
Interest and other, net                 (1.3)           (1.2)           (6%)
                                       -----            ----
Total other income (expense)           $(1.3)          $(0.7)          (77%)
                                       =====           =====

(1)  $23,168 in 2001

Equity in affiliates was higher in 2000 due to shipments for a large water contract through a marketing joint venture in which we have a 50% ownership interest. Also in 2000, we realized a $150,000 net gain on the sale of an interest in a partially owned venture.

Interest and other increased slightly year to year. Net interest expense was $1.1 million in the first quarter of 2001 compared with $1.6 million in 2000. The 28.8% decrease in 2001 was due primarily to a reduction of subordinated debt outstanding and an increase in invested cash. The reduction in subordinated debt resulted from a debt repurchase transaction in the first quarter of 2000. Other expenses increased $490,000 in the first quarter of 2001 compared to the first quarter of 2000. This is due primarily to the absence of a gain from the sale of a company forming part of our International SBU, and a benefit from favorable changes in foreign exchange rates.

Income Taxes

The effective income tax rate was 39% in 2001 compared with 38% in 2000. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in differing domestic tax jurisdictions.

Extraordinary Item - Gain on Early Retirement of Debt

In the first quarter of 2000 we repurchased $3.8 million principal amount of subordinated debt for $2.1 million in cash. The gain on this early retirement of debt, net of expenses and income taxes, was $1.0 million.

Cumulative effect of a Change in Accounting Principle

During the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), which outlines the staff's views on revenue recognition effective January 1, 2000. In the first quarter of 2000 we recorded a nonrecurring, non-cash charge for the cumulative effect of the change in accounting principle, totaling $1.6 million net of taxes, or 11 cents per share. The impact of the implementation of SAB 101 for the full year 2000 was not material as the positive effect of previously recognized revenues moving into 2000 was offset by the first quarter charge.

FINANCIAL CONDITION


Cash Flow Information                        Three months ended March 31,
($'s in millions)                      ---------------------------------------
                                                                     Increase
                                       2001            2000         (Decrease)
                                      ------           -----        ----------
Operating activities                  $  9.2           $ 7.2            28%
Investing activities                   (15.8)           29.0          (137%)
Financing activities                     0.2            (1.7)          108%
                                      ------           -----
Increase (decrease) in cash           $ (6.4)          $34.5          (104%)
                                      ======           =====

Operating activities:

Cash flow from operating activities was 28% higher in the first quarter of 2001 compared to the first quarter last year. This is due primarily to collections of receivables from shipments that occurred late in the prior quarter. Operating cash flow for 2001 is expected to be roughly twice last year's normalized cash flow which was $10.5 million excluding cash used in 2000 for restructuring.

Investing activities:

The primary investing activity in the first quarter of 2001 was the transfer of $8.3 million into investments with maturities not more than 13 months, for higher interest yields. In addition we made investments of $500,000 each in two private companies. One company is a provider of meter reading services to energy service providers and end user customers, and the other is in the early stages of developing an in-home gateway communication technology. In the first quarter of 2000 we received $33 million from the sale of our network project at Duquesne Light Company to an affiliate of Duquesne. Finally, we reclassified $5.1 million into restricted cash for a collateralized letter of credit that has been outstanding since March 2000.

Financing activities:

Financing activities in the first quarter of 2000 included a $2.1 million repurchase and retirement of subordinated debt. No comparably significant financing transaction occurred during the first quarter of 2001.

At March 31, 2001, we had $28.2 million in cash, cash equivalents, and short term investments. Of that, $5.1 million secures a $5.0 million letter of credit related to a long-term services contract. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2001 and 2002.

We have $53.5 million of convertible subordinated debentures that mature in March 2004, $15.0 million of which have a conversion price of $9.65 and are callable in April 2002 without premiums. The remaining $38.5 million of notes have a conversion price of $23.70 and have been callable with declining premiums since March 2000. The company anticipates that it will have sufficient cash generated from operations to repurchase the notes at maturity if they are not converted earlier.

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of this Form 10-Q. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We expect that revenues in 2001 will be 10% to 15% higher than in 2000, and net income after tax is expected to grow by at least 30%. Second quarter revenues are expected to be up 5% to 10% from the first quarter. We expect our operating margin will improve throughout 2001 based on additional improvements in gross margins offset partially by slightly higher investments in product development.


Certain Forward-Looking Statements

When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, our ability to accurately forecast future revenues and costs on long-term contracts, increased competition and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk: As a global concern, we conduct business in a number of foreign countries and therefore face exposure to adverse movements in foreign currency exchange rates. Total International revenue approximates 10% of total revenue. As we currently do not use derivative instruments to manage foreign currency exchange rate risk, the consolidated results of operations in U.S. Dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia, which means we are subject to changes in the consolidated results of operations expressed in U.S. Dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. Dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There has been and there may continue to be large period-to-period fluctuations in the relative portions of International revenue that are denominated in foreign currencies versus the U.S. Dollar.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. Dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in translation gains or losses that are reported in the comprehensive income portion of shareholders equity in our balance sheet.

Because our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated. As of March 31, 2001, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the first quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates.
We will continue to monitor and assess the impact of currency fluctuations and will seek to institute hedging alternatives as business dictates.

                           Part 2:  Other Information

Item 1:  Legal Proceedings

     Benghiat Patent Litigation

     On April 3, 1999, we served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgement that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgement filed by Itron. A tentative trial date has been set for June 18, 2001. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. If we do prevail, there can be no assurance that legal costs incurred in connection therewith will not have a material adverse effect on our financial condition.

     There have been no significant changes to any other legal proceedings in which we are currently involved. See Form 10-K for a complete list of active issues.


Item 6:  Exhibits and Reports on Form 8-K

a)  No exhibits were filed this quarter

b)  No 8-Ks were filed this quarter

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ITRON, INC.
                                            (Registrant)

                                            By:  /s/ David G Remington
                                                 ----------------------
                                                 David G. Remington
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Authorized Officer and
                                                 Principal Financial Officer)

Date:  May 15, 2001