Form 10-Q
period 2001-06-30
ITRON INC /WA/
filed 2001-08-13
CIK 780571

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________  to _________

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

The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 15,668,924.

================================================================================

                                  Itron, Inc.

                               Table of Contents
                               -----------------

                                                                               Page
                                                                               ----
Part I:  FINANCIAL INFORMATION

     Item 1: FINANCIAL STATEMENTS (UNAUDITED)
             Consolidated Statements of Operations                               1
             Consolidated Balance Sheets                                         2
             Consolidated Statements of Cash Flows                               3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Note 1: Basis of Presentation                                    4
                Note 2: Earnings Per Share and Capital Structure                 4
                Note 3: Balance Sheet Components                                 5
                Note 4: Segment Information                                      5
                Note 5: Restructuring                                            6
                Note 6: Contingencies                                            7
                Note 7: Impact of New Accounting Standards                       7

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                OVERVIEW                                                         8
                  Certain Forward -looking Statements                            8
                RESULTS OF OPERATIONS                                            9
                  Revenues                                                       9
                  Gross Margin                                                  10
                  Operating Expense                                             10
                  Other Income (Expense)                                        11
                  Income Taxes                                                  11
                  Extraordinary Item                                            11
                  Cumulative Effect of a Change in Accounting Principle         11
                FINANCIAL CONDITION
                  Cash Flow Information                                         12
                  Business Outlook                                              12

     Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                     13
             MARKET RISK



Part II: Other Information

     Item 1: Legal Proceedings                                                  14
     Item 4: Submission of Matters to a Vote of Security Holders                14
     Item 6: Exhibits and Reports on Form 8-K                                   14

     Signature                                                                  15


                        Part I:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)


                                  ITRON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)       Three months ended June 30,                  Six months ended June 30,
                                                        2001                 2000                  2001                   2000
                                                  ---------------      -----------------      -----------------      --------------
Revenues
 Sales                                                    $42,404                $35,276               $ 79,636             $71,872
 Service                                                   10,470                 10,109                 20,716              22,100
 Total revenues                                            52,874                 45,385                100,352              93,972
                                                  ---------------      -----------------      -----------------      --------------
Cost of revenues
 Sales                                                     23,585                 21,441                 45,106              42,881
 Service                                                    6,192                  6,319                 13,386              15,029
                                                  ---------------      -----------------      -----------------      --------------
 Total cost of revenues                                    29,777                 27,760                 58,492              57,910
                                                  ---------------      -----------------      -----------------      --------------

Gross profit                                               23,097                 17,625                 41,860              36,062

Operating expenses
Sales and marketing                                         6,486                  5,109                 12,071              10,239
Product development                                         7,642                  5,306                 13,381              11,482
General and administrative                                  3,603                  4,167                  6,878               8,683
Amortization of intangibles                                   366                    465                    732                 931
Restructuring charges                                        (807)                     -                   (807)               (185)
                                                  ---------------      -----------------      -----------------      --------------
Total operating expenses                                   17,290                 15,047                 32,255              31,150
                                                  ---------------      -----------------      -----------------      --------------

Operating income                                            5,807                  2,578                  9,605               4,912
Other income (expense)
Equity in affiliates                                          (64)                   248                    (41)                755
Interest and other, net                                      (736)                  (971)                (2,031)             (2,198)
                                                  ---------------      -----------------      -----------------      --------------
Total other income (expense)                                 (800)                  (723)                (2,072)             (1,443)
                                                  ---------------      -----------------      -----------------      --------------
Income before income taxes and extraordinary item           5,007                  1,855                  7,533               3,469
Income tax provision                                       (1,877)                  (702)                (2,863)             (1,312)
                                                  ---------------      -----------------      -----------------      --------------
Net income before extraordinary item and
cumulative effect of a change in accounting
principle                                                   3,130                  1,153                  4,670               2,157

Extraordinary gain on early extinguishment of
debt, net of income taxes of $570                               -                      -                      -               1,044

Cumulative effect of a change in accounting
principle, net of income taxes of $1,020                        -                      -                      -              (1,646)
                                                  ---------------      -----------------      -----------------      --------------
Net income                                                $ 3,130                $ 1,153               $  4,670             $ 1,555
                                                  ===============      =================      =================      ==============
Earnings per share
Basic
Income before extraordinary item                          $  0.20                $  0.08               $   0.30             $  0.14
Extraordinary item                                              -                      -                      -                0.07
Cumulative effect                                               -                      -                      -               (0.11)
                                                  ---------------      -----------------      -----------------      --------------
Basic net income per share                                $  0.20                $  0.08               $   0.30             $  0.10
                                                  ===============      =================      =================      ==============
Diluted
Income before extraordinary item                          $  0.18                $  0.08               $   0.27             $  0.14
Extraordinary item                                              -                      -                      -                0.07
Cumulative effect                                               -                      -                      -               (0.11)
                                                  ---------------      -----------------      -----------------      --------------
Diluted net income per share                              $  0.18                $  0.08               $   0.27             $  0.10
                                                  ===============      =================      =================      ==============
Average number of shares outstanding
 Basic                                                     15,513                 15,127                 15,449              15,080
 Diluted                                                   18,716                 15,339                 18,137              15,360

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     June 30,          December 31,
(Unaudited, in thousands)                                              2001                2000
                                                                -----------------    ----------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                             $ 17,860            $ 21,216
   Short-term investments                                                  13,555                   -
   Accounts receivable, net                                                35,100              49,734
   Current portion of long-term contracts receivable                        3,330               3,178
   Inventories, net                                                        17,693              17,196
   Deferred income taxes                                                    2,332               4,852
   Other                                                                    1,339                 900
                                                                -----------------    ----------------
     Total current assets                                                  91,209              97,076

Property, plant and equipment, net                                         23,887              25,197
Equipment used in outsourcing, net                                          9,272               9,757
Intangible assets, net                                                     11,789              12,836
Restricted cash                                                             5,100                   -
Long-term contracts receivable                                              2,773               3,194
Deferred income taxes                                                      26,091              26,091
Other                                                                       4,633               3,739
                                                                -----------------    ----------------
     Total assets                                                        $174,754            $177,890
                                                                =================    ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                 $ 25,860            $ 30,171
   Wages and benefits payable                                               7,311               9,244
   Mortgage notes and leases payable                                          240                 242
   Deferred revenue                                                         7,171               9,025
                                                                -----------------    ----------------
     Total current liabilities                                             40,582              48,682
                                                                -----------------    ----------------

Convertible subordinated debt                                              53,429              53,459
Mortgage notes and leases payable                                           4,978               5,074
Project financing                                                           6,382               6,671
Warranty and other obligations                                              9,931               9,961
                                                                -----------------    ----------------
     Total liabilities                                                    115,302             123,847
                                                                -----------------    ----------------
Shareholders' equity
   Common stock                                                           110,960             109,730
   Accumulated other comprehensive loss                                    (2,360)             (1,840)
   Unrealized holding gain                                                     29                   -
   Retained deficit                                                       (49,177)            (53,847)
                                                                -----------------    ----------------
     Total shareholders' equity                                            59,452              54,043
                                                                -----------------    ----------------
     Total liabilities and shareholders' equity                          $174,754            $177,890
                                                                =================    ================

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six months ended June 30,
(Unaudited, in thousands)                                                             2001                           2000
                                                                              --------------------            ------------------
OPERATING ACTIVITIES
  Net income                                                                               $ 4,670                       $ 1,555
  Noncash charges (credits) to income:
  Depreciation and amortization                                                              4,990                         7,133
  Deferred income tax provision                                                              2,520                         2,415
  Equity in affiliates, net                                                                     41                          (564)
  Extraordinary gain on early extinguishment of debt                                             -                        (1,044)
  Cumulative effect of a change in accounting principle                                          -                         1,646
  Changes in operating accounts:
     Accounts receivable                                                                    14,634                        10,988
     Inventories                                                                              (497)                         (415)
     Accounts payable and accrued expenses                                                  (4,324)                       (1,786)
     Wages and benefits payable                                                             (1,933)                       (7,485)
     Deferred revenue                                                                       (1,854)                       (2,436)
     Long-term contracts receivable                                                            269                        (1,665)
     Other, net                                                                                414                          (471)
Cash provided by operating activities                                                       18,930                         7,871
                                                                              --------------------            ------------------
INVESTING ACTIVITIES
Short-term investments                                                                     (13,555)                            -
Transfer of restricted cash related to letters of credit                                    (5,100)                            -
Acquisition of property, plant and equipment                                                (2,164)                       (2,490)
Equipment used in outsourcing                                                                   19                        (3,074)
Proceeds from sale of equipment used in outsourcing, net                                         -                        32,440
Proceeds from sale of business interest                                                          -                           431
Investment in affiliates                                                                    (1,000)                            -
Other, net                                                                                  (1,282)                         (739)
                                                                              --------------------            ------------------
Cash provided (used) by investing activities                                               (23,082)                       26,568
                                                                              --------------------            ------------------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                                             -                        (3,646)
Project financing                                                                             (289)                         (267)
Convertible subordinated debt repurchase                                                       (30)                       (2,104)
Issuance of common stock                                                                     1,230                         1,129
Other, net                                                                                    (115)                         (386)
Cash provided (used) by financing activities                                                   796                        (5,274)
                                                                              --------------------            ------------------

Increase (decrease) in cash and cash equivalents                                            (3,356)                       29,165
Cash and cash equivalents at beginning of period                                            21,216                         1,538
Cash and cash equivalents at end of period                                                $ 17,860                       $30,703
                                                                              ====================            ==================

The accompanying notes are an integral part of these financial statements.

                                  ITRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three- and six-month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Note 2:  Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2001 and 2000:

                                                                   Three months ended                 Six months ended
                                                                         June 30,                          June 30,
(in thousands)                                                    2001               2000             2001             2000
                                                            ---------------     -------------    -------------    -------------
                                                                            (in thousands except per share data)
Basic earnings per share:
Net income available to common shareholders                       $   3,130         $   1,153        $   4,670        $   1,555
Weighted average shares outstanding                                  15,513            15,127           15,449           15,080
                                                            ---------------     -------------    -------------    -------------
Basic earnings per share                                          $    0.20         $    0.08        $    0.30        $    0.10
                                                            ===============     =============    =============    =============
Diluted earnings per share:
Net income available to common shareholders                       $   3,130         $   1,153        $   4,670        $   1,555
Interest on convertible debt, net of income taxes                       157                 -              314                -
                                                            ---------------     -------------    -------------    -------------
Adjusted net income available to common shareholders,
 assuming conversion                                              $   3,287         $   1,153        $   4,984        $   1,555
                                                            ===============     =============    =============    =============

Weighted average shares outstanding                                  15,513            15,127           15,449           15,080
Effect of dilutive securities:
  Employee stock options                                              1,652               212            1,135              280
  Convertible debt                                                    1,551                 -            1,553                -
                                                            ---------------     -------------    -------------    -------------
Adjusted weighted average shares and assumed conversions             18,716            15,339           18,137           15,360
                                                            ===============     =============    =============    =============
Diluted earnings per share                                        $    0.18         $    0.08        $    0.27        $    0.10
                                                            ===============     =============    =============    =============

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. Diluted shares outstanding increased substantially during the quarter to 18.7 million, compared to 15.7 million in the first quarter of 2001 and 15.3 million in the second quarter of 2000. The average price of Itron common stock was $13.98 in the second quarter of 2001, compared to $6.98 in the first quarter of 2001 and $5.97 in the second quarter of 2000.

The dilutive effect of options is calculated using the "treasury stock" method. The dilutive earnings per share impact of the additional 1.7 million shares was $0.016, or 10%, for the second quarter of 2001.

We also have subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional
1.6 million shares. The dilutive effect of these notes is calculated using the "if converted" method. Under this method, the after-tax amount of interest expense related to the notes assumed converted is added back to net income. The dilutive earnings per share impact of convertible debt was $0.004, or 3%, for the second quarter of 2001.

Note 3:  Balance Sheet Components

                                                                                    June 30,            December 31,
(in thousands)                                                                        2001                  2000
                                                                             --------------------    -----------------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $970 and $1,144)                       $29,274              $42,218
  Unbilled revenue                                                                          5,826                7,516
  Total accounts receivable                                                               $35,100              $49,734
                                                                             ====================    =================
Inventories, net
  Material                                                                                $ 4,750              $ 5,721
  Work in process                                                                             805                  737
  Finished goods                                                                           11,047                9,723
                                                                             --------------------    -----------------
  Total manufacturing inventories                                                          16,602               16,181
  Service inventories                                                                       1,091                1,015
  Total inventories                                                                       $17,693              $17,196
                                                                             ====================    =================


Note 4:  Segment Information

We are currently organized internally around six strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs are Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems ("EIS"), International Systems, and Services.

Revenues for the Electric, Natural Gas, and Water & Public Power Systems SBUs include hardware, custom and licensed software, consulting, project management, installation and support activities, and outsourcing services, where we own and operate, or simply operate systems for a periodic fee. Our Services SBU revenues include post-sale support activities, primarily for our Electric, Natural Gas, and Water & Public Power Systems SBUs, and some outsourcing services as well. Our EIS SBU has two main areas of focus: advanced software solutions for commercial and industrial users of energy; and advanced software systems for financial settlements, load analysis and billing for wholesale energy markets. EIS has also begun to focus on providing consulting services in these areas as well. Revenues for the EIS and International SBUs generally include all of the above types of revenues. Inter-segment revenues are immaterial.

Management has two primary measures for each of our operating segments: revenue and operating income. Operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense) and without the allocation of corporate product development, marketing, miscellaneous manufacturing, and certain other corporate expenses. Operating income is calculated as revenue (including hardware, custom and licensed software, consulting, project management, installation and support activities, and outsourcing services), less direct costs associated with that revenue (including standard hardware costs, and direct costs associated with providing custom software, installation, support, and services), less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation, including all amounts related to our Services SBU, which was newly formed, effective January 1, 2001.

Segment revenues and operating results for the comparable quarters are detailed below.

                                                           Three months ended June 30,
                                                                  (in thousands)
                     Electric    Natural Gas    Water & PP       EIS       Internat'l     Services    Corporate       Total
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
2001
Revenues              $15,723        $ 7,073       $11,957     $ 3,972        $ 6,519      $ 7,630    $              $ 52,874
Cost of sales           8,744          3,047         6,231       2,271          3,556        5,053          875        29,777
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Gross profit            6,979          4,026         5,726       1,701          2,963        2,577         (875)       23,097

Operating exp.          1,211            624           853       1,943          1,818          111       10,730        17,290
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Operating
income/(loss)         $ 5,768        $ 3,402       $ 4,873     $  (242)       $ 1,145      $ 2,466    $ (11,605)     $  5,807
                   ==========   ============   ===========   =========   ============   ==========  ===========  ============
2000
Revenues              $ 7,391        $ 9,823       $13,170     $ 5,836        $ 2,643      $ 6,522    $              $ 45,385
Cost of sales           3,870          3,988         6,873       2,832          1,463        5,386        3,348        27,760
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Gross profit            3,521          5,835         6,297       3,004          1,180        1,136       (3,348)       17,625

Operating exp.            867            660           725       1,581          1,409          214        9,591        15,047
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Operating
income/(loss)         $ 2,654        $ 5,175       $ 5,572     $ 1,423        $  (229)     $   922    $ (12,939)     $  2,578
                   ==========   ============   ===========   =========   ============   ==========  ===========  ============

                                                            Six months ended June 30,
                                                                  (in thousands)
                     Electric    Natural Gas    Water & PP      EIS        Internat'l     Services    Corporate       Total
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
2001
Revenues              $28,557        $14,271       $18,865     $ 8,970        $14,783      $14,906    $              $100,352
Cost of sales          15,273          6,233         9,749       4,674          9,290       11,042        2,231        58,492
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Gross profit           13,284          8,038         9,116       4,296          5,493        3,864       (2,231)       41,860

Operating exp.          2,232          1,242         1,590       3,281          3,315          210       20,385        32,255
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Operating
income/(loss)         $11,052        $ 6,796       $ 7,526     $ 1,015        $ 2,178      $ 3,654    $ (22,616)     $  9,605
                   ==========   ============   ===========   =========   ============   ==========  ===========  ============

2000
Revenues              $18,467        $20,124       $23,538     $11,083        $ 5,660      $15,100    $              $ 93,972
Cost of sales           8,921          8,433        12,277       5,540          3,051       13,074        6,614        57,910
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Gross profit            9,546         11,691        11,261       5,543          2,609        2,026       (6,614)       36,062

Operating exp.          1,811          1,329         1,414       3,065          3,022          442       20,067        31,150
                   ----------   ------------   -----------   ---------   ------------   ----------  -----------  ------------
Operating
income/(loss)         $ 7,735        $10,362       $ 9,847     $ 2,478        $  (413)     $ 1,584    $ (26,681)     $  4,912
                   ==========   ============   ===========   =========   ============   ==========  ===========  ============

Note 5:  Restructuring

We recorded charges totaling $20.6 million in 1998 and 1999 for restructuring
activities that have improved efficiencies and reduced costs.    In the second
quarter of 2001, we increased our severance reserve by $0.2 million for remaining obligations that will be fully recognized by the third quarter of 2002, and decreased our consolidation of facilities reserve based on our sublease of vacated space and issues related thereto. Restructuring reserves and activity for the first six months of 2001 are detailed below (in thousands):

                                                          Reserve                                                     Reserve
                                       Cash/              Balance            Restructuring                            Balance
                                     Non-Cash            12/31/00               Charge             Activity           6/30/01
                                 ----------------    ----------------    ------------------     --------------    --------------
Severance and related charges           Cash                   $  159               $   206               $145            $  220
Consolidation of facilities             Cash                    2,616                (1,013)               442             1,161
                                                     ----------------    ------------------     --------------    --------------
Totals                                                         $2,775               $  (807)              $587            $1,381

Note 6:  Contingencies

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. The values of the bonds in force were $39.7 million and $48.0 million at June 30, 2001 and 2000, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.8 million and $11.3 million at June 30, 2001 and 2000, respectively.

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations. We believe we have made adequate provisions for such contingent liabilities.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a mobile automated meter reading system for approximately 360,000 of their meters, and sell meter reading data to them. At June 30, 2001, we had trade and contracts receivable totaling $5.0 million from SCE and net capitalized equipment related to this contract of $6.4 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire more costly manual meter readers. In addition, with the recent bankruptcy filing by PG&E, a major utility in California, SCE has reconfirmed its intention to not follow the same course. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in our financial statements, as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.

Note 7:  Impact of New Accounting Standards

Business Combinations
---------------------
We adopted Statement of Financial Accounting Standards No. 141 Business Combinations on July 1, 2001. This Statement addresses financial accounting and reporting for business combinations and calls for all business combinations to be accounted for under the purchase method. Management does not expect the adoption of SFAS 141 to have a significant impact on the financial position or results of operations of the Company.

Goodwill and Intangible Assets
------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

More than 2,000 utilities use Itron technology in over 45 countries around the world to collect data from 275 million electric, gas and water meters. Of those, more than 700 customers use our radio and telephone-based technology to automatically collect and process information from almost 19 million meters. In addition, our technology is being used by a number of the newly created wholesale energy markets in the U.S. and Canada to provide critical billing and settlement systems for deregulated markets. Our systems touch more than $200 billion in energy and water transactions every year in North America alone.

Only about 11% of the electric, gas and water meters in North America are read using automated meter data collection and communication systems from all suppliers. While we are aggressively pursuing numerous opportunities remaining for advanced metering and billing systems to penetrate beyond 11%, we also intend to use our core technology and industry knowledge to move beyond meter reading into other opportunities for optimizing the delivery and use of energy and water.

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end-user customers, wholesale power markets, and others.

Certain Forward-Looking Statements

This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 22, 2001.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words "expects," "intends," "anticipates," "believes," "plans," "projects," "estimates," "plans" and "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, our ability to accurately forecast future revenues and costs on long-term contracts, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001.

RESULTS OF OPERATIONS

The following tables show our revenue and percentage change from the prior year by sales or service and by segment. The "Services" segment is not the same compositionally as "Service" revenue. The "Services" segment includes only a portion of the "Service" revenues.

Revenues                                    Three months ended June 30,                              Six months ended June 30,
($s in millions)                                                       Increase                                           Increase
                                    2001              2000            (Decrease)           2001              2000        (Decrease)
                               -------------     -------------      --------------    --------------    --------------  -----------
Sales                                  $42.4             $35.3            20%                 $ 79.7             $71.9       11%
Service                                 10.5              10.1             4%                   20.7              22.1       (6%)
                               -------------     -------------                        --------------    --------------
Total revenues                         $52.9             $45.4            17%                 $100.4             $94.0        7%
                               =============     =============                        ==============    ==============

Segment Revenues                            Three months ended June 30,                              Six months ended June 30,
($s in millions)                                                       Increase                                           Increase
                                    2001              2000            (Decrease)            2001             2000        (Decrease)
                               -------------     -------------      --------------    --------------    --------------  -----------
Electric                               $15.7             $ 7.4           112%                 $ 28.5             $18.5       54%
Natural Gas                              7.1               9.8           (28%)                  14.3              20.1      (29%)
Water & Public Power                    12.0              13.2            (9%)                  18.9              23.5      (20%)
Energy Information Systems               4.0               5.8           (31%)                   9.0              11.1      (19%)
International                            6.5               2.7           141%                   14.8               5.7      160%
Services                                 7.6               6.5            17%                   14.9              15.1       (1%)
                               -------------     -------------                        --------------    --------------
Total revenues                         $52.9             $45.4            17%                 $100.4             $94.0        7%
                               =============     =============                        ==============    ==============

Electric revenues are higher in 2001, both for the quarter and year to date, primarily as a result of the sale of a mobile automated meter reading system to a large electric utility. This customer accounted for 51% of Electric revenues during the second quarter of 2001 and 15% of total revenues for the second quarter. We have a multi-year contract with this utility, with shipments currently scheduled to run through next year, and expect revenue growth in this segment overall for 2001.

Natural Gas Systems revenue declined in the second quarter of 2001 primarily due to the completion of large contracts in 2000. We expect that revenues in this segment will be lower in 2001 than we experienced last year.

Water and Public Power revenues were lower in the second quarter of 2001 compared to last year due to a large project completed near the end of 2000. Revenues for this segment increased $5.1 million, or 74%, from the first quarter of this year due to larger shipments to meter manufacturers and several
utilities.   We expect revenue growth in this segment in 2001.

Revenues in our Energy Information Systems segment decreased by 31% from the second quarter last year. Revenues in this segment can fluctuate on a quarterly basis due primarily to customized development work for wholesale energy systems which has been at a much lower level in 2001 than in 2000. We expect revenues in this segment to be relatively flat compared with 2000.

International revenues increased 141% since the second quarter of 2000, due to significant handheld sales to customers in Japan and Australia, as well as increased meter module sales in France. Revenues were lower than those in the first quarter of 2001, as handheld shipments to the customers in Japan were completed. Revenues in this segment are expected to be lower in the second half of 2001, compared with the first half, but higher for the full year 2001 compared with 2000.

Services segment revenues increased 17% in the second quarter of 2001 compared with the second quarter of 2000, from increased revenues from hardware and software maintenance contracts, as well as higher time and material maintenance.

We do not place any particular significance on quarter-to-quarter variations reported in revenue by segment, except as noted. We expect total company revenues in 2001 to be approximately 15% higher than in 2000.

Gross Margin                                   Three months ended June 30,                      Six months ended June 30,
                               ---------------------------------------------------   ----------------------------------------------
(as a % of corresponding revenue)                                      Increase                                          Increase
                                    2001              2000            (Decrease)           2001              2000       (Decrease)
                               -------------     -------------      --------------    --------------    --------------  -----------
Electric                                 44%               48%            (4%)                   47%               52%      (5%)
Natural Gas                              57%               59%            (2%)                   56%               58%      (2%)
Water & Public Power                     48%               48%             -                     48%               48%       -
Energy Information Systems               43%               51%            (8%)                   48%               50%      (2%)
International                            45%               45%             -                     37%               46%      (9%)
Services                                 34%               17%            17%                    26%               13%      13%
Corporate (1)                            (2%)              (7%)            5%                    (2%)              (7%)      5%
                               -------------     -------------                        --------------    --------------
Total gross margin                       44%               39%             5%                    42%               38%       4%
                               =============     =============                        ==============    ==============

(1)   Percent of total company revenue.
Note: 2000 has been restated to reflect changes in the 2001 organization

Total gross margin was 44% for the second quarter, up from 39% a year ago. We continue to realize increased domestic manufacturing efficiencies from the consolidation of our high volume manufacturing operations, the spin-off of our low-volume manufacturing operations, and increased production volumes in electric product. In addition, we are benefiting from lower material costs, due in part to favorable pricing in the general market for electronic components.

Gross margin for the Electric segment decreased 4% and the Natural Gas segment decreased 2% due to a change in the mix of customers and products from the first
and second quarters of 2000 to 2001.   Gross margins can vary from period-to-
period depending on the component mix and committed volumes.

EIS segment revenue is primarily related to custom software development activities and licenses. Gross margins can vary from period-to-period depending on the mix of license revenues versus custom development activities. The gross margin in the second quarter of 2000 was positively impacted by a higher percentage of license revenues compared to the second quarter of 2001.

The gross margin in the International segment in the second quarter of 2001 was comparable to the second quarter of 2000. Year to date, the lower gross margin is the result of the large sale of handheld equipment to customers in Japan at lower margins. The majority of these sales were in the first quarter of 2001.

In the Services segment, gross margin increased by 17% in the second quarter of 2001 compared with the second quarter of 2000. Year to date, the gross margin improved 13%. The primary driver of the margin improvement is an increase in service contract revenues without a corresponding increase in costs to support those revenues. In addition, we are seeing lower pricing on our field service depot costs related to the spin-off of our manufacturing and field service depot services in 2000.

Unallocated corporate cost of sales was lower in 2001, compared to 2000, primarily due to efficiencies gained through the consolidation of our domestic manufacturing facilities. Also, purchase price variances, which are reflected in unallocated corporate cost of sales, were favorable in 2001, due in part to general market price improvements for electronic components.


Operating Expenses                            Three months ended June 30,                        Six months ended June 30,
                               ---------------------------------------------------   ----------------------------------------------
($s in millions)                                                       Increase                                          Increase
                                    2001              2000            (Decrease)           2001              2000       (Decrease)
                               -------------     -------------      --------------    --------------    --------------  -----------
Sales and marketing                    $ 6.5             $ 5.1            27%                  $12.1             $10.2       19%
Product development                      7.6               5.3            43%                   13.4              11.5       17%
General and administrative               3.6               4.1           (12%)                   6.9               8.7      (21%)
Amortization of intangibles              0.4               0.5           (20%)                   0.7               0.9      (22%)
Restructuring charges                   (0.8)                -             -                    (0.8)             (0.2)    (300%)
                               -------------      ------------                        --------------    --------------
Total operating expenses               $17.3             $15.0            15%                  $32.3             $31.1        4%
                               =============     =============                        ==============    ==============

Sales and marketing expenses were 12.3% and 12.0% of revenues for the three months and six months ended June 30, 2001, respectively, compared to 11.3% and 10.9% for the three months and six months ended June 30, 2000, respectively.

The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system, increased International spending in sales, additional resources related to strategy and business development activities, and increased commissions due to higher revenue.

Product development expenses were 14.5% and 13.3% of revenues for the three months and six months ended June 30, 2001, respectively, compared to 11.7% and 12.2% for the three months and six months ended June 30, 2000, respectively. The majority of the increase is due to a number of new products under development which fall into a general description of next generation communication technology, and associated increased staffing. Longer-term, we believe product development should be between 11% and 13% of revenues, but we expect to exceed this range for the remainder of 2001.

General and administrative costs were 6.8% and 6.9% of revenues for the three months and six months ended June 30, 2001, respectively, compared to 9.2% for the three months and six months ended June 30, 2000, respectively. The primary drivers for the decrease in both periods in 2001 were the favorable negotiation of a new communications contract, reduced legal fees for patent and FCC matters, and a change in the allocations for distributing support-related expenses to internal departments.

Restructuring charges for the three months and six months ended June 30, 2001 were negative due to a second quarter $1.0 million reversal of expected losses for consolidation of facilities based on the sublease of the space and an accrual of $0.2 million in additional severance charges.


Other Income (Expense)                        Three months ended June 30,                        Six months ended June 30,
                               ---------------------------------------------------   --------------------------------------------
($s in millions)                                                       Increase                                          Increase
                                    2001              2000            (Decrease)           2001              2000       (Decrease)
                               -------------     -------------      --------------    --------------    --------------  ---------
Equity in affiliates                   $(0.1)            $ 0.3           (133%)                $(0.1)            $ 0.8     (113%)
Interest and other, net                 (0.7)             (1.0)            30%                  (2.0)             (2.2)       9%
                               -------------     -------------                        --------------    --------------
Total other income (expense)           $(0.8)            $(0.7)           (14%)                $(2.1)            $(1.4)     (50%)
                               =============     =============                        ==============    ==============

In 2001, we had a minor expense during the second quarter related to our share of expenses in two joint ventures, one of which is a technology development company, and the other of which is providing metering services. In 2000, there was a minor amount of income from equity in affiliates related to a water segment marketing joint venture whose activities have declined. Also in 2000, we realized a $150,000 net gain on the sale of an interest in a partially owned venture.

Net interest and other decreased slightly in 2001, for both the quarter and year to date, due to higher interest income from higher levels of cash and investments in 2001, and from a fair market value adjustment gain on short-term investments in the second quarter of 2001.

Income Taxes

Our effective income tax rate was 38% in 2001 and 2000. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different domestic tax jurisdictions.

Extraordinary Item - Gain on Early Retirement of Debt

In the first quarter of 2000 we repurchased $3.8 million of principal amount of subordinated debt for $2.1 million in cash. The gain on this early retirement of debt, net of expenses and income taxes, was $1.0 million.

Cumulative effect of a Change in Accounting Principle

During the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), which outlines the staff's views on revenue recognition effective January 1, 2000. In connection with that, in the first quarter of 2000 we recorded a nonrecurring, non-cash charge for the cumulative effect of the change in accounting principle, totaling $1.6 million net of taxes, or $0.11 per share. The impact of the implementation of SAB 101 for the full year 2000 was not material as the positive effect of previously recognized revenues moving into 2000 was offset by the first quarter charge.

FINANCIAL CONDITION


Cash Flow Information                         Three months ended June 30,                        Six months ended June 30,
                               ---------------------------------------------------   --------------------------------------------
($s in millions)                                                       Increase                                          Increase
                                    2001              2000            (Decrease)           2001              2000       (Decrease)
                               -------------     -------------      --------------    --------------    --------------  ---------
Operating activities                   $ 9.7             $ 0.7          1,286%                $ 18.9             $ 7.9     139%
Investing activities                    (7.3)             (2.4)          (204%)                (23.1)             26.6    (187%)
Financing activities                      .6              (3.6)           117%                    .8              (5.3)    115%
                               -------------     -------------                        --------------    --------------
Increase (decrease) in cash            $ 3.0             $(5.3)           157%                $ (3.4)            $29.2    (112%)
                               =============     =============                        ==============    ==============

Operating activities:

Cash flow from operating activities was significantly higher in 2001 periods. Operating cash flow in the first half of 2000 included approximately $7.3 million of cash used for restructuring related payments. Without those payments, normalized cash flow in the first half of 2000, would have been $15.4 million. Increased earnings is the primary factor driving the improved cash flow from operations in 2001. Operating cash flow for 2001 is expected to be at least $30 million.

Investing activities:

The primary investing activity in the second quarter of 2001 was the transfer of $5.3 million of cash and cash equivalents into investments with longer maturities not more than 13 months. Year to date, $13.6 million has been transferred into short-term investments in order to achieve higher interest yields. In the first quarter of 2001, we made investments of $500,000 each in two private companies. One company is a provider of meter reading services to energy service providers and end-user customers, and the other is in the early stages of developing in-home energy gateway communication technology. In the first quarter of 2001, we reclassified $5.1 million into restricted cash for a collateralized letter of credit that has been outstanding since March 2000.

In the second quarter of 2000, our investments primarily consisted of equipment used in our outsourcing business and capital acquisitions. In the first quarter of 2000 we received $33 million from the sale of our network project at Duquesne Light Company to an affiliate of Duquesne.

Financing activities:

Financing activities in the first quarter of 2000 included a $2.1 million repurchase and retirement of subordinated debt. No comparably significant financing transaction occurred during the first or second quarter of 2001.

At June 30, 2001, we had $36.5 million in cash, cash equivalents, and short-term investments. Of that, $5.1 million secures a $5.0 million letter of credit related to a long-term services contract. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

We have $53.5 million of convertible subordinated debentures that mature in March 2004, $15.0 million of which has a conversion price of $9.65 and are callable in April 2002 without premium. The remaining $38.5 million of notes has a conversion price of $23.70 and has been callable with declining premiums since March 2000. The company anticipates that it will have sufficient cash generated from operations to repurchase the notes at maturity if they are not converted earlier.

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of this Form 10-Q. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We expect revenues for the full year 2001 will be approximately 15% higher than in 2000. We expect increased product development spending in the second half of 2001 compared to the first half of 2001, but look for operating margins to improve as a percentage of revenue in the second half of 2001 compared with the first half. We expect diluted earnings per share for the full year 2001 are expected to be between $0.55 and $0.60.

Item 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk: As a global concern, we conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Total International revenue approximates 12% of total revenue. As we currently do not use derivative instruments to manage foreign currency exchange rate risk, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia, which means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the United States to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. Dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There has been, and there may continue to be, large period-to-period fluctuations in the relative portions of International revenue that are denominated in foreign currencies versus the U.S. dollar.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in translation gains or losses that are reported in the comprehensive income portion of shareholders' equity in our balance sheet.

Because our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of June 30, 2001, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from the results of the analysis for the second quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and will seek to institute hedging alternatives as business dictates.

                          Part II: Other Information

Item 1:  Legal Proceedings

         Benghiat Patent Litigation

         On April 3, 1999, we served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-
         501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, a court-ordered settlement hearing was held, which did not result in a settlement of the case. The case is expected to go to trial later this year. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

         Northfield Communications Sublease Litigation

         On April 24, 2001, pursuant to an amended complaint, plaintiff Northfield Communications, Inc. brought an action against us in the United States District Court for the District of Minnesota (CF No. 01-117 JMR/FLN). Plaintiff is a sub-lessee of property leased by Itron in Lakeville, Minnesota and has asked the court to make a determination of its rights under its sublease and such other relief as is appropriate. We have denied the substantive allegations of the complaint and have filed a counterclaim against the plaintiff. The lawsuit is in the discovery phase with a trial date expected sometime after December 1, 2001. While we believe that we have meritorious defenses to the plaintiff's claims, there can be no assurance that we will prevail in this matter. If we do not prevail or reach a favorable settlement, we believe that the impact could be material to our earnings in the fiscal quarter in which the matter is settled.

         There have been no significant changes to any other legal proceedings in which we are currently involved. See our annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2001, for a complete list of legal proceedings.


Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 16, 2001. Three directors were elected for a term of three years, Thomas S. Glanville, Michael J. Chesser, and LeRoy D. Nosbaum. Michael B. Bracy, Mary Ann Peters, Graham M. Wilson, Ted C. DeMerritt, Jon E. Eliassen, and S. Edward White continued their terms as directors. Paul A. Redmond retired from the board and was replaced by Thomas S. Glanville. The vote for the nominated directors was as follows:


NOMINEE                      IN FAVOR                     WITHHELD
-------                      ----------                  ----------
Thomas S. Glanville          13,681,602                      31,103
Michael J. Chesser           13,661,784                      50,921
LeRoy D. Nosbaum             12,214,751                   1,497,954


Item 6:  Exhibits and Reports on Form 8-K

a)   No exhibits were filed this quarter.

b)   No 8-Ks were filed this quarter.

     ---------------------------------------------------------------------------

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


Date:  August 13, 2001