Form 10-Q
period 2001-09-30
ITRON INC /WA/
filed 2001-11-08
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
    Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
 been subject to such filing requirements for the past 90 days. Yes  X   No____
                                                                    ---

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 15,916,103.

================================================================================

                                   Itron, Inc.

                                Table of Contents
                                -----------------


                                                                                         Page
                                                                                         ----
Part I: FINANCIAL INFORMATION

         Item 1: FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Statements of Operations                                    1
                 Consolidated Balance Sheets                                              2
                 Consolidated Statements of Cash Flows                                    3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Note 1: Basis of Presentation                                  4
                           Note 2: Earnings Per Share and Capital Structure               4
                           Note 3: Balance Sheet Components                               5
                           Note 4: Segment Information                                    5
                           Note 5: Restructuring                                          6
                           Note 6: Contingencies                                          7
                           Note 7: Recent Accounting Pronouncements                       7

         Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
                           Certain Forward-Looking Statements                             9
                           OVERVIEW                                                       9
                           RESULTS OF OPERATIONS                                          10
                              Revenues                                                    10
                              Gross Margin                                                11
                              Operating Expenses                                          11
                              Other Income (Expense)                                      12
                              Income Taxes                                                12
                              Extraordinary Item                                          12
                              Cumulative effect of a Change in Accounting Principle       12
                           FINANCIAL CONDITION
                               Cash Flow Information                                      13
                               Business Outlook                                           13

         Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                           14
                 MARKET RISK

Part II: Other Information

         Item 1: Legal Proceedings                                                        15
         Item 6: Exhibits and Reports on Form 8-K                                         15

         Signature                                                                        16

                          Part I: FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


 (Unaudited, in thousands, except per share data)                         Three months ended                Nine months ended
                                                                              September 30,                    September 30,
Revenues                                                                 2001              2000            2001              2000
                                                                       ---------        ---------        ---------        ---------
 Sales                                                                 $  50,424        $  31,468        $ 130,060        $ 103,340
 Service                                                                  10,281           10,351           30,997           32,451
                                                                       ---------        ---------        ---------        ---------
 Total revenues                                                           60,705           41,819          161,057          135,791
                                                                       ---------        ---------        ---------        ---------
Cost of revenues
 Sales                                                                    27,126           18,538           72,232           61,419
 Service                                                                   6,580            6,580           19,966           21,609
                                                                       ---------        ---------        ---------        ---------
 Total cost of revenues                                                   33,706           25,118           92,198           83,028
                                                                       ---------        ---------        ---------        ---------
Gross profit                                                              26,999           16,701           68,859           52,763

Operating expenses
Sales and marketing                                                        7,390            5,086           19,461           15,325
Product development                                                        8,210            4,632           21,591           16,114
General and administrative                                                 3,778            4,363           10,656           13,046
Amortization of intangibles                                                  377              465            1,109            1,396
Restructuring charges                                                          -                -             (807)            (185)
                                                                       ---------        ---------        ---------        ---------
Total operating expenses                                                  19,755           14,546           52,010           45,696
                                                                       ---------        ---------        ---------        ---------
Operating income                                                           7,244            2,155           16,849            7,067
Other income (expense)
Equity in affiliates                                                         (74)             138             (115)             893
Interest and other, net                                                     (911)            (916)          (2,942)          (3,114)
                                                                       ---------        ---------        ---------        ---------
Total other income (expense)                                                (985)            (778)          (3,057)          (2,221)
                                                                       ---------        ---------        ---------        ---------
Income before income taxes and extraordinary item                          6,259            1,377           13,792            4,846
Income tax provision                                                      (2,389)            (524)          (5,252)          (1,836)
                                                                       ---------        ---------        ---------        ---------
Net income before extraordinary item and cumulative
effect of a change in accounting principle                                 3,870              853            8,540            3,010
Extraordinary gain on early extinguishment of debt, net
of income taxes of $570                                                        -                -                -            1,044
Cumulative effect of a change in accounting principle,
net of income taxes of $1,020                                                  -                -                -           (1,646)
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $   3,870        $     853        $   8,540        $   2,408
                                                                       =========        =========        =========        =========

Earnings per share
Basic
Income before extraordinary item                                       $    0.25        $    0.06        $    0.55        $    0.20
Extraordinary item                                                             -                -                -             0.07
Cumulative effect                                                              -                -                -            (0.11)
                                                                       ---------        ---------        ---------        ---------
Basic net income per share                                             $    0.25        $    0.06        $    0.55        $    0.16
                                                                       =========        =========        =========        =========
Diluted
Income before extraordinary item                                       $    0.21        $    0.06        $    0.51        $    0.20
Extraordinary item                                                             -                -                -             0.07
Cumulative effect                                                              -                -                -            (0.11)
                                                                       ---------        ---------        ---------        ---------
Diluted net income per share                                           $    0.21        $    0.06        $    0.51        $    0.16
                                                                       =========        =========        =========        =========
Average number of shares outstanding
 Basic                                                                    15,667           15,237           15,522           15,132
 Diluted                                                                  20,694           15,512           20,039           15,408

   The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                           CONSOLIDATED BALANCE SHEETS

  (Unaudited, in thousands)

                                                       ASSETS

                                                                        September 30,       December 31,
                                                                            2001               2000
                                                                         ---------           ---------
Current assets
  Cash and cash equivalents                                              $  13,043           $  21,216
  Short-term investments                                                    15,675                  --
  Accounts receivable, net                                                  44,662              49,734
  Current portion of long-term contracts receivable                          3,168               3,178
  Inventories, net                                                          16,929              17,196
  Deferred income taxes                                                      2,909               4,852
  Other                                                                        906                 900
                                                                         ---------           ---------
   Total current assets                                                     97,292              97,076

Property, plant and equipment, net                                          23,715              25,197
Equipment used in outsourcing, net                                           9,039               9,757
Intangible assets, net                                                      11,412              12,836
Restricted cash                                                              5,100                  --
Long-term contracts receivable                                               2,262               3,194
Deferred income taxes                                                       22,999              26,091
Other                                                                        6,485               3,739
                                                                         ---------           ---------

   Total assets                                                          $ 178,304           $ 177,890
                                                                         =========           =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                  $  25,611           $  30,171
  Wages and benefits payable                                                 8,984               9,244
  Mortgage notes and leases payable                                            235                 242
  Deferred revenue                                                           5,166               9,025
                                                                         ---------           ---------
     Total current liabilities                                              39,996              48,682

Convertible subordinated debt                                               53,429              53,459
Mortgage notes and leases payable                                            4,945               5,074
Project financing                                                            6,234               6,671
Warranty and other obligations                                               9,908               9,961
                                                                         ---------           ---------
     Total liabilities                                                     114,512             123,847
                                                                         ---------           ---------

Shareholders' equity

  Common stock                                                             111,046             109,730
  Accumulated other comprehensive loss                                      (2,021)             (1,840)
  Unrealized holding gain                                                       74                  --
  Retained deficit                                                         (45,307)            (53,847)
                                                                         ---------           ---------
     Total shareholders' equity                                             63,792              54,043
                                                                         ---------           ---------

     Total liabilities and shareholders' equity                          $ 178,304           $ 177,890
                                                                         =========           =========


The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited, in thousands)                                                  Nine months ended September 30,
                                                                               2001                  2000
                                                                            --------              --------
OPERATING ACTIVITIES
  Net income                                                                 $  8,540              $  2,408
  Noncash charges (credits) to income:
  Depreciation and amortization                                                 7,261                10,280
  Deferred income tax provision                                                 5,035                 2,939
  Equity in affiliates, net                                                       115                  (717)
  Extraordinary gain on early extinguishment of debt                                -                (1,044)
  Cumulative effect of a change in accounting principle                             -                 1,646
  Changes in operating accounts:
     Accounts receivable                                                        5,072                 8,837
     Inventories                                                                  267                  (426)
     Accounts payable and accrued expenses                                     (4,578)               (8,725)
     Wages and benefits payable                                                  (260)               (9,265)
     Deferred revenue                                                          (3,859)               (3,697)
     Long-term contracts receivable                                               942                (2,810)
     Other, net                                                                   712                  (359)
                                                                             --------              --------
  Cash provided (used) by operating activities                                 19,247                  (933)
                                                                             --------              --------

  INVESTING ACTIVITIES
  Short-term investments                                                      (15,675)                    -
  Transfer of restricted cash related to letters of credit                     (5,100)                    -
  Acquisition of property, plant and equipment                                 (3,713)               (3,636)
  Equipment used in outsourcing                                                    20                (4,367)
  Proceeds from sale of equipment used in outsourcing, net                          -                32,750
  Proceeds from sale of business interest                                           -                   870
  Other, net                                                                   (3,630)               (1,609)
                                                                             --------              --------
  Cash provided (used) by investing activities                                (28,098)               24,008
                                                                             --------              --------

  FINANCING ACTIVITIES
  Change in short-term borrowings, net                                              -                (3,646)
  Project financing                                                              (437)                 (405)
  Convertible subordinated debt repurchase                                        (30)               (2,104)
  Issuance of common stock, net of repurchases                                  1,316                 1,789
  Other, net                                                                     (171)                 (548)
                                                                             --------              --------
  Cash provided (used) by financing activities                                    678                (4,914)
                                                                             --------              --------

  Increase (decrease) in cash and cash equivalents                             (8,173)               18,161
  Cash and cash equivalents at beginning of period                             21,216                 1,538
                                                                             --------              --------
  Cash and cash equivalents at end of period                                 $ 13,043              $ 19,699
                                                                             ========              ========

The accompanying notes are an integral part of these financial statements.

                                   ITRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1: Basis of Presentation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three- and nine-month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

We have invested in short-term securities in 2001 and account for these investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider our short-term securities to be available-for-sale and, in accordance with SFAS No., 115, the securities are reported at fair value, with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited, in thousands except per share data)                             Three months ended           Nine months ended
                                                                              September 30,                September 30,
                                                                         -----------------------      -----------------------
                                                                           2001           2000          2001           2000
                                                                         --------       --------      --------       --------
Basic earnings per share:
Net income available to common shareholders                              $  3,870       $    853      $  8,540       $  2,408
Weighted average shares outstanding                                        15,667         15,237        15,522         15,132
                                                                         --------       --------      --------       --------
Basic net income per share                                               $   0.25       $   0.06      $   0.55       $   0.16
                                                                         ========       ========      ========       ========

Diluted earnings per share:
Net income available to common shareholders                              $  3,870       $    853      $  8,540       $  2,408
Non-discretionary adjustment, net of income taxes                              (7)             -           (11)             -
Interest on convertible debt, net of income taxes                             559              -         1,678              -
                                                                         --------       --------      --------       --------
Adjusted net income available to common shareholders, assuming
conversion                                                               $  4,422       $    853      $ 10,207       $  2,408
                                                                         ========       ========      ========       ========

Weighted average shares outstanding                                        15,667         15,237        15,522         15,132
Effect of dilutive securities:
  Stock options                                                             1,853            275         1,341            276
  Convertible debt                                                          3,174              -         3,176              -
                                                                         --------       --------      --------       --------
Adjusted weighted average shares and assumed conversions                   20,694         15,512        20,039         15,408
                                                                         ========       ========      ========       ========
Diluted net income per share                                             $   0.21       $   0.06      $   0.51       $   0.16
                                                                         ========       ========      ========       ========

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $19.17 in the third quarter of 2001, compared to $13.98 in the second quarter of 2001 and $6.60 in the third quarter of 2000.

The dilutive effect of options is calculated using the "treasury stock" method. The dilutive earnings per share impact of the additional 1.9 million shares was $0.026, or 10%, for the third quarter of 2001.

We also have subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional
1.6 million shares. The dilutive effect of these notes is calculated using the "if converted" method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In addition, net income is adjusted for non-discretionary items based on income that would have been computed differently had interest on the convertible debt not been recognized. The dilutive earnings per share impact of convertible debt was $0.014, or 6%, for the third quarter of 2001.

During the third quarter of 2001, we announced a plan to repurchase up to 300,000 shares of our common stock. As of September 30, 2001, we had repurchased 52,000 shares at an average price of $17.58.

Note 3: Balance Sheet Components

(Unaudited, in thousands)                                                 September 30,       December 31,
                                                                               2001              2000
                                                                            ---------          ---------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $1,544 and $1,144)        $36,044           $42,218
  Unbilled revenue                                                             8,618             7,516
                                                                             -------           -------
  Total accounts receivable                                                  $44,662           $49,734
                                                                             =======           =======

Inventories, net
  Material                                                                   $ 4,485           $ 5,721
  Work in process                                                                641               737
  Finished goods                                                              11,067             9,723
                                                                             -------           -------
  Total manufacturing inventories                                             16,193            16,181
  Service inventories                                                            736             1,015
                                                                             -------           -------
  Total inventories                                                          $16,929           $17,196
                                                                             =======           =======

Note 4: Segment Information

We are internally organized around six strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs are Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems ("EIS"), International Systems, and Client Services (formerly called Services).

Revenues for Electric, Natural Gas, and Water & Public Power Systems include hardware, custom and licensed software, project management, installation and support activities, and outsourcing services, where we own and operate, or simply operate, systems for a periodic fee. Client Services revenues include post-sale support activities, primarily for our Electric, Natural Gas, and Water & Public Power Systems SBUs. EIS has two main areas of focus: advanced software solutions for commercial and industrial users of energy; and advanced software systems for financial settlements, load analysis and billing for wholesale energy markets. EIS also provides consulting services in these areas as well. Revenues for EIS and International generally include all of the above types of revenues. Inter-segment revenues are immaterial.

Management has two primary measures for each of our operating segments: revenue and operating income. Of these two measures, operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense), excluding the allocation of corporate product development, marketing, miscellaneous manufacturing and certain other corporate expenses. Operating income is calculated as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation, including all amounts related to Client Services, which was newly formed, effective January 1, 2001.

Segment revenues and operating results for the comparable quarters are detailed below.

(Unaudited,                                              Three months ended September 30,
In thousands)                                                     (in thousands)
                              Electric    Natural Gas  Water & PP       EIS     Internat'l   Client Svcs   Corporate     Total
                             ----------  ------------  -----------   --------   ----------   -----------   ---------    --------
2001
Revenues                      $ 18,690     $  8,569     $ 16,922     $  3,651     $  5,322     $  7,551    $     --     $ 60,705
Cost of sales                   10,336        3,819        8,573        1,958        2,930        5,611         479       33,706
                              --------     --------     --------     --------     --------     --------    --------     --------
Gross profit                     8,354        4,750        8,349        1,693        2,392        1,940        (479)      26,999

Operating exp                    1,391          696          888        2,200        2,435           97      12,048       19,755
                              --------     --------     --------     --------     --------     --------    --------     --------
Operating
income/(loss)                 $  6,963     $  4,054     $  7,461     $   (507)    $    (43)    $  1,843    $(12,527)    $  7,244
                              ========     ========     ========     ========     ========     ========    ========     ========

2000
Revenues                      $  8,690     $  8,421     $  9,815     $  4,578     $  3,776     $  6,539    $     --     $ 41,819
Cost of sales                    4,305        3,786        5,363        2,551        2,135        5,308       1,670       25,118
                              --------     --------     --------     --------     --------     --------    --------     --------
Gross profit                     4,385        4,635        4,452        2,027        1,641        1,231      (1,670)      16,701


Operating exp                      822          560          686        1,494        1,182          218       9,584       14,546
                              --------     --------     --------     --------     --------     --------    --------     --------
Operating
income/(loss)                 $  3,563     $  4,075     $  3,766     $    533     $    459     $  1,013    $(11,254)    $  2,155
                              ========     ========     ========     ========     ========     ========    ========     ========

                                                         Nine months ended September 30,
                                                                  (in thousands)
                              Electric    Natural Gas  Water & PP      EIS      Internat'l   Client Svcs   Corporate     Total
                             ----------  ------------  -----------   --------   ----------   -----------   ---------    --------
2001
Revenues                      $ 47,247     $ 22,840     $ 35,787     $ 12,621     $ 20,105     $ 22,457    $      -     $161,057
Cost of sales                   25,609       10,052       18,322        6,632       12,220       16,653       2,710       92,198
                              --------     --------     --------     --------     --------     --------    --------     --------
Gross profit                    21,638       12,788       17,465        5,989        7,885        5,804      (2,710)      68,859

Operating exp                    3,623        1,938        2,478        5,481        5,750          307      32,433       52,010
                              --------     --------     --------     --------     --------     --------    --------     --------
Operating
income/(loss)                 $ 18,015     $ 10,850     $ 14,987     $    508     $  2,135     $  5,497    $(35,143)    $ 16,849
                              ========     ========     ========     ========     ========     ========    ========     ========

2000
Revenues                      $ 27,157     $ 28,545     $ 33,353     $ 15,661     $  9,436     $ 21,639    $      -     $135,791
Cost of sales                   13,226       12,219       17,640        8,091        5,186       18,382       8,284       83,028
                              --------     --------     --------     --------     --------     --------    --------     --------
Gross profit                    13,931       16,326       15,713        7,570        4,250        3,257      (8,284)      52,763

Operating exp                    2,633        1,889        2,100        4,559        4,204          660      29,651       45,696
                              --------     --------     --------     --------     --------     --------    --------     --------
Operating
income/(loss)                 $ 11,298     $ 14,437     $ 13,613     $  3,011     $     46     $  2,597    $(37,935)    $  7,067
                              ========     ========     ========     ========     ========     ========    ========     ========

Note 5: Restructuring

We recorded charges totaling $20.6 million in 1998 and 1999 for restructuring activities that have improved efficiencies and reduced costs. In the second quarter of 2001 we increased our severance reserve by $0.2 million for remaining obligations that will be fully realized by the third quarter of 2002, and decreased our consolidation-of-facilities reserve based on our sublease of vacated space and related issues. Restructuring reserves and activity for the first nine months of 2001 are detailed below (in thousands):

                                                    Reserve                                            Reserve
                                     Cash/          Balance        Restructuring                       Balance
(Unaudited, in thousands)          Non-Cash        12/31/00           Charge          Activity         9/30/01
                                -------------    --------------   ---------------    ------------    -----------
Severance and related charges       Cash          $   159           $   206           $   197          $   168
Consolidation of facilities         Cash            2,616            (1,013)              591            1,012
                                                  -------           -------           -------          -------
Totals                                            $ 2,775           $  (807)          $   788          $ 1,180

Note 6: Contingencies

We enter into performance and bid bonds for certain customers. Performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $39.7 million and $48.0 million at September 30, 2001 and 2000, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $12.3 million and $11.3 million at September 30, 2001 and 2000, respectively. $5.1 million of cash is restricted and backs a $5.0 million standby letter of credit.

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a mobile automated meter reading system for approximately 360,000 of their meters, and sell meter reading data to them. At September 30, 2001, we had trade and contracts receivable totaling $4.7 million from SCE and net capitalized equipment related to this contract of $6.3 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire manual meter readers. In addition, with the first quarter 2001 bankruptcy filing by PG&E, a major utility in California, SCE has reconfirmed its intention to not follow the same course. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in our financial statements, as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.

Note 7:  Recent Accounting Pronouncements

In late July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if: (i) the intangible assets arise from contractual or other legal rights or (ii) the acquired intangible assets are capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001.

SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Identifiable intangible assets with a finite life, as defined in SFAS No. 142, will be amortized.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the company determines that goodwill is impaired, the Company must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective on January 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS No. 142.

The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a significant impact on the Company's financial position and results of operations, absent possible future business combinations that might give rise to either significant amortization expense from the acquisition of intangible assets with a finite life or goodwill with significant impairment risk.

The Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on October 3, 2001. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 to have a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

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

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words "expects," "intends," "anticipates," "believes," "plans," "projects," "estimates," "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001.

OVERVIEW

Itron Inc. is a leading technology provider and source of knowledge to the energy and water industry for collecting, analyzing, and applying critical data about electric, gas and water usage. We design, develop, manufacture, market, install and service hardware, software and integrated systems. Sales include hardware, custom and licensed software, consulting, project management, and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate, or simply operate systems for a periodic fee.

Itron technology touches more than $200 billion in energy and water transactions annually. Today, Itron systems are installed at approximately 2,000 utilities in over 45 countries around the world and are being used to collect data from 275 million electric, gas, and water meters. Of those, more than 700 customers use Itron's radio and telephone-based technology to automatically collect information from more than 19 million of those meters. Itron technology is also in use at a number of the newly created wholesale energy markets in the U.S. and Canada to provide critical billing and settlement systems for the power flowing into and out of those deregulating markets.

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

RESULTS OF OPERATIONS

The following tables show our revenue and percentage change from the prior year by sales or service and by segment. The "Client Services" segment is not the same compositionally as "Service" revenue. The "Client Services" segment includes only a portion of "Service" revenue.

Revenues                               Three months ended September 30,               Nine months ended September 30,
                                       --------------------------------               -------------------------------
(Unaudited, in millions)                                           Increase                                      Increase
                                        2001            2000      (Decrease)           2001           2000      (Decrease)
                                        ----            ----      ----------           ----           ----      ----------
Sales                                 $ 50.4           $ 31.5           60%          $130.1         $ 103.3           26%
Service                                 10.3             10.3            -             31.0            32.5           (5%)
                                   -----------     -----------                    -----------    -----------
Total revenues                        $ 60.7           $ 41.8           45%          $161.1         $ 135.8           19%
                                   ===========     ===========                    ===========    ===========

Segment Revenues                       Three months ended September 30,               Nine months ended September 30,
                                       --------------------------------               -------------------------------
(Unaudited, in millions)                                           Increase                                      Increase
                                        2001            2000      (Decrease)           2001           2000      (Decrease)
                                        ----            ----      ----------           ----           ----      ----------
Electric                              $ 18.7           $  8.7          115%          $ 47.2         $  27.2           74%
Natural Gas                              8.6              8.4            2%            22.9            28.5          (20%)
Water & Public Power                    16.9              9.8           72%            35.8            33.4            7%
Energy Information Systems               3.6              4.6          (22%)           12.6            15.7          (20%)
International                            5.3              3.8           39%            20.1             9.4          114%
Client Services                          7.6              6.5           17%            22.5            21.6            4%
                                   -----------     -----------                    -----------    -----------
Total revenues                        $ 60.7           $ 41.8           45%          $161.1         $ 135.8           19%
                                   ===========     ===========                    ===========    ===========


Electric revenues are higher in 2001, both for the quarter and year to date, primarily as a result of the sale of a mobile automated meter reading system to a large electric utility. This customer accounted for 52% of Electric revenues during the third quarter of 2001 and 16% of total Itron revenues for the third quarter. We have a multi-year contract with this utility, with shipments currently scheduled to run into the third quarter of 2002. We expect continued strong revenue growth in this segment for the remainder of 2001.

Natural Gas Systems revenue increased slightly in the third quarter of 2001 primarily due to the initial deployment of a 10,000 unit automated meter reading system to a new customer and the expansion of a system for an existing customer. We expect that revenues in this segment for 2001 will be lower than 2000 as several large projects were completed in 2000.

Water and Public Power revenues are higher in the third quarter of 2001 compared to last year primarily due to the initial deployment of a 150,000 unit installation for a mobile AMR system to a public utility in Washington state and increasing demand from water meter manufacturers. Third quarter revenues increased $5 million, or 41%, from the second quarter of this year. We expect continued strong revenue performance in this segment for the remainder of 2001.

Revenues in our Energy Information Systems segment decreased by 22% from the third quarter last year. Revenues in this segment can fluctuate on a quarterly basis due primarily to customized development work for wholesale energy systems, which has been at a much lower level in 2001 than in 2000. We expect revenues in this segment to be lower in 2001 compared with 2000.

International revenues increased 39% over the third quarter of 2000, due to increased meter module sales in France and a large hardware install in Australia. Revenues in this segment are expected to be lower in the fourth quarter but higher for the full year 2001 compared with 2000.

Client Services revenue increased 17% in the third quarter of 2001 compared with the third quarter of 2000, from increased hardware and software maintenance contracts, as well as higher billable repair activity.

We do not place any particular significance on quarter-to-quarter variations reported in revenue by segment, except as noted.

Gross Margin                                   Three months ended September 30,           Nine months ended September 30,
                                             ------------------------------------        --------------------------------
(as a % of corresponding revenue)                                       Increase                                Increase
                                             2001          2000        (Decrease)        2001          2000    (Decrease)
                                             ----          ----        ----------        ----          ----    ----------
Electric                                      45%           50%           (5%)            46%           51%         (5%)
Natural Gas                                   55%           55%            -              56%           57%         (1%)
Water & Public Power                          49%           45%            4%             49%           47%          2%
Energy Information Systems                    46%           44%            2%             47%           48%         (1%)
International                                 45%           43%            2%             39%           45%         (6%)
Client Services                               26%           19%            7%             26%           15%         11%
Corporate/(1)/                                (1%)          (4%)           3%             (2%)          (6%)         4%
                                             ----          ----                          ----          ----
Total gross margin                            44%           40%            4%             43%           39%          4%
                                             ====          ====                          ====          ====

(1) Percent of total company revenue.
Note: 2000 has been restated to reflect changes in the 2001 organization

Total gross margin was 44% for the third quarter, up from 40% a year ago. We continue to realize increased domestic manufacturing efficiencies from the consolidation of our high volume manufacturing operations, the spin-off of our low-volume manufacturing operations, and increased production volumes in our electric product. In addition, we are benefiting from lower material costs, due in part to favorable pricing in the general market for electronic components.

Gross margin for the Electric segment decreased 5% due to a change in the mix of customers and products from the first three quarters of 2000 to 2001. Gross margins can vary from period-to-period depending on the component mix and committed volumes.

Water and Public Power margins have improved 4% primarily due to the replacement of a high cost component with a less expensive solution effective late last year.

EIS segment revenue is primarily related to custom software development activities and licenses. Gross margins can vary from period-to-period depending on the mix of license revenues versus custom development activities. The gross margin in the third quarter of 2000 was negatively impacted by a large number of outside contractors temporarily hired to complete work on a large project that was active last year.

The gross margin in the International segment during the third quarter of 2001 improved over the third quarter of 2000 due primarily to a larger proportion of higher margin software sales in 2001. Year to date, the lower gross margin is the result of large sales of handheld equipment to customers in Japan at lower margins.

In the Client Services segment, gross margin increased by 7% in the third quarter of 2001 compared with the third quarter of 2000. Year to date, the gross margin improved 11%. The primary driver of the margin improvement is an increase in service contract revenues without a corresponding increase in costs to support those revenues. In addition, we are experiencing lower field service depot repair costs as a result of our outsourcing those services beginning in the second quarter of 2000.

Unallocated corporate cost of sales was lower in 2001, compared to 2000, primarily due to efficiencies gained through the consolidation of our manufacturing facilities. Also, purchase price variances, which are reflected in unallocated corporate cost of sales, were favorable in 2001, due in part to lower market prices for many electronic components.

Operating Expenses                             Three months ended September 30,           Nine months ended September 30,
                                             ------------------------------------        --------------------------------
(Unaudited, in millions)                                                Increase                                Increase
                                             2001          2000        (Decrease)        2001          2000    (Decrease)
                                             ----          ----        ----------        ----          ----    ----------
Sales and marketing                         $ 7.4         $ 5.1           45%           $19.5         $15.3         27%
Product development                           8.2           4.6           78%            21.6          16.1         34%
General and administrative                    3.8           4.3          (12%)           10.6          13.1        (19%)
Amortization of intangibles                   0.4           0.5          (20%)            1.1           1.4        (21%)
Restructuring charges                          -             -            -              (0.8)         (0.2)      (300%)
                                            -----          ----                         -----         -----
Total operating expenses                    $19.8         $14.5           37%           $52.0         $45.7         14%
                                            =====         =====                         =====         =====

Sales and marketing expenses were 12.2% and 12.1% of revenues for the three months and nine months ended September 30, 2001, respectively, compared to 12.2% and 11.3% for the three months and nine months ended September 30, 2000, respectively. The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system, International bad debt reserves (as a component of sales expense), additional spending related to strategy and business development activities, and increased commissions due to higher revenues.

Product development expenses were 13.5% and 13.4% of revenues for the three months and nine months ended September 30, 2001, respectively, compared to 11.1% and 11.9% for the three months and nine months ended September 30, 2000, respectively. The majority of the increase is due to a number of new products under development, which fall into a general description of next generation communication technology, and associated increased staffing. Longer-term, we believe product development will range between 11% and 13% of revenues, but we expect to exceed this range for the remainder of 2001.

General and administrative costs were 6.2% and 6.6% of revenues for the three months and nine months ended September 30, 2001, respectively, compared to 10.4% and 9.6% for the three months and nine months ended September 30, 2000, respectively. The primary drivers for the decrease in both periods in 2001 were the favorable negotiation of a new communications contract, reduced legal fees for patent and FCC matters, and increased allocations for distributing support-related expenses to internal departments.

Restructuring charges for the nine months ended September 30, 2001 reflects a net credit. In the second quarter of 2001, based on the sublease of office space, we reversed $1.0 million of loss reserves previously accrued in 1999 for non-cancelable operating lease charges for closed facilities. We also accrued an additional $0.2 million in severance charges related to our 1999 restructuring in the second quarter of 2001.

Other Income (Expense)                     Three months ended September 30             Nine months ended September 30,
                                           -------------------------------             -------------------------------
(Unaudited, in millions)                                             Increase                                     Increase
                                          2001         2000         (Decrease)          2001           2000      (Decrease)
                                          ----         ----         ----------          ----           ----      ----------
Equity in affiliates                    $(0.1)         $ 0.1           (200%)         $ (0.1)          $ 0.9         (111%)
Interest and other, net                  (0.9)          (0.9)             -             (3.0)           (3.1)           3%
                                      -----------    ----------                     ----------    ------------
Total other income (expense)            $(1.0)         $(0.8)           (25%)         $ (3.1)          $(2.2)         (41%)
                                      ===========    ==========                     ==========    ============


For the three months ended September 30, 2001, we recognized an expense of $112,000 for our portion of net losses incurred by two joint ventures in which we hold an equity position. For the comparable period in 2000, we recognized income from equity in affiliates related to a water segment marketing joint venture whose activities have declined. Also in 2000, we realized a $150,000 net gain on the sale of an interest in a partially owned venture.

On a three-month basis, net interest and other was approximately the same. On a nine-month basis, net interest and other decreased slightly in 2001 year to date due to higher interest income from higher levels of cash and investments in 2001, and from a fair market value adjustment gain on short-term investments in the second quarter of 2001.

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

FINANCIAL CONDITION

Cash Flow Information                  Three months ended September 30,                 Nine months ended September 30,
                                       --------------------------------                 -------------------------------
(Unaudited, in millions)                                             Increase                                      Increase
                                      2001             2000          (Decrease)        2001          2000         (Decrease)
                                      ----             ----          ----------        ----          ----         ----------
Operating activities                 $ 0.3           $  (8.8)           103%          $ 19.2         $ (0.9)        2,233%
Investing activities                  (5.0)             (2.6)           (92%)          (28.1)          24.0          (217%)
Financing activities                  (0.1)              0.4           (125%)            0.7           (4.9)          114%
                                 --------------    ------------                      -----------    ----------
Increase (decrease) in cash          $(4.8)           $(11.0)            56%          $ (8.2)         $18.2          (145%)
                                 ==============    ============                      ===========    ==========

Operating activities:
Cash flow from operating activities was significantly higher in the 2001 periods. Operating cash flow in the first three quarters of 2000 was negatively impacted by the use of $9.1 million of cash for restructuring related payments. Without those payments, normalized cash flow in the first three quarters of 2000, would have been $8.2 million, compared to $19.2 million in 2001. Increased earnings is the primary factor driving the improved cash flow from operations in 2001. Cash flow from operations was lower in the third quarter of 2001 compared to the first half. Of note is the fact that we received approximately $6 million from one customer two days after September 30, 2001.

Investing activities:
The primary investing activity in the third quarter of 2001 was the transfer of $2.1 million of cash and cash equivalents into investments with longer maturities, not exceeding 13 months. Year to date, $15.7 million has been transferred into short-term investments in order to achieve higher interest rates. In the first quarter of 2001, we reclassified $5.1 million into restricted cash for a collateralized letter of credit. Included in other financing activities are investments in and loans made to three private companies - a web-based wireless workforce management company, a provider of meter reading services to energy service providers and end user customers, and a developer of in home energy gateway communication technology.

In the second and third quarters of 2000, our investments primarily consisted of equipment installed for outsourcing contracts and internal capital acquisitions. In the first quarter of 2000 we received $33 million from the sale of our network project at Duquesne Light Company to an affiliate of Duquesne.

Financing activities:
Financing activities in the third quarter of 2001 included the open-market buy back of 52,000 shares of our common stock for $913,950, which is netted against $1 million received from our employee stock purchase plan and option exercises during the quarter. Activity in the first quarter of 2000 included a $2.1 million repurchase and retirement of subordinated debt. No comparably significant financing transaction occurred during the first three quarters of 2001.

At September 30, 2001, we had $28.7 million in cash, cash equivalents, and short-term investments. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

We have $53.4 million of convertible subordinated debentures that mature in March 2004, $15.0 million of which have a conversion price of $9.65 and are callable in April 2002 without premium. The remaining $38.4 million of notes have a conversion price of $23.70 and have been callable with declining premiums since March 2000. We anticipate that we will have sufficient cash generated from operations to repurchase the notes at maturity if they are not converted earlier.

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of this Form 10-Q. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We expect revenues for the full year 2001 will be approximately 20% higher than in 2000. Diluted earnings per share for the full year 2001 are expected to be between $0.70 and $0.72. We anticipate that revenue growth in 2002 will be at least 10% to 15% higher relative to 2001, with EPS growth approximately twice the revenue growth rate.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of September 30, 2001, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from the results of the analysis for the third quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may seek to institute hedging alternatives as business dictates.

                           Part II: Other Information

Item 1:  Legal Proceedings

         Benghiat Patent Litigation

         On April 3, 1999, we served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, a court-ordered settlement hearing was held, which did not result in a settlement of the case. The case is currently scheduled to go to trial January 7, 2002. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

         Northfield Communications Sublease Litigation

         On April 24, 2001, pursuant to an amended complaint, plaintiff Northfield Communications, Inc. brought an action against us in the United States District Court for the District of Minnesota (CF No. 01-117 JMR/FLN). Plaintiff is a sub-lessee of property leased by Itron in Lakeville, Minnesota and has asked the court to make a determination of its rights under its sublease and such other relief as is appropriate. We have denied the substantive allegations of the complaint and have filed a counterclaim against the plaintiff. The lawsuit is in the discovery phase with a trial date expected sometime after December 1, 2001. While we believe that we have meritorious defenses to the plaintiff's claims, there can be no assurance that we will prevail in this matter. If we do not prevail or reach a favorable settlement, the impact could be material to our earnings in the fiscal quarter in which the matter is settled.

         There have been no significant changes to any other legal proceedings in which we are currently involved. See our annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2001, for a complete list of legal proceedings.

Item 6: Exhibits and Reports on Form 8-K

a)       No exhibits were filed this quarter.

b)       No 8-Ks were filed this quarter.


--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ITRON, INC.
                                         Registrant)



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

Date:  November 8, 2001