Form 10-K405/A
period 2000-12-31
ITRON INC /WA/
filed 2002-03-01
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K/A

[x] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to ____________to____________

                         Commission file number 0-22418

                               ------------------

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

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                               Title of each class
                           Common stock, no par value

                               ------------------

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

================================================================================

      This amendment on Form 10-K of Itron, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's consolidated financial statements for the year ended December 31, 2000, included in its Form 10-K for the year ended December 31, 2000, filed on March 22, 2001, related to its accounting for certain outsourcing contracts under which the Company retains title to the related equipment. See Note 16 to the consolidated financial statements for further discussion of this matter.

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

     The second step is to transform the data into useful information--knowledge--on how and when consumers use energy. We do this today with our advanced software products that gather large quantities of complex data for revenue billing, load research, demand-side management, real-time pricing applications, interruptible rates and gas transportation, and financial settlements and reconciliations for competitive energy markets. This knowledge is essential for customers to change their usage patterns or curb their loads, for utilities to redistribute power during peak loads to avoid blackouts, and to inform suppliers on what needs to be produced to meet anticipated demand.

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

     Additional information concerning our segments is contained in Note 14 to our consolidated financial statements.

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

Handheld Systems and Products

     Almost all utilities in the U.S. and Canada, and utilities in numerous other countries around the world, use handheld meter reading systems for a substantial portion of their meter reading and billing functions. Approximately 75% of the largest utilities (those with 50,000 or more meters), in the United States and Canada, use our handheld systems. We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of our customers.

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

Competition

     Although we are the industry leader in supplying energy and water data collection products, systems and services to the utility industry, we face competition from a variety of companies in each of the markets we serve. The emerging market for network communications systems for the utility industry, together with the potential market for other two-way communications applications, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with our products, systems, and services. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

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

     In our EIS market, there are many market participants that may be both competitors and potential partners. We face competition from a number of companies such as ABB, Siemens, Lodestar, ICF Kaiser, and Accenture. In competitive wholesale markets in California and Ontario, Canada, we have partnered with ABB and Ernst & Young to offer a total integrated system solution. We will continue to partner with some of these companies to address future competitive energy markets.

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

Intellectual Property

     We own or license numerous United States, Canadian and foreign patents and have filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. We also rely on copyrights to protect our proprietary software and documentation. We have registered trademarks for most of our major product lines in the United States and many foreign countries. While we believe that our patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents or trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. The Company is currently involved in a legal action related to the Company's alleged infringement of another patent; see "Legal Proceedings." We believe that our continued success will be based on continued innovation, market knowledge, technical and marketing capabilities, existing product relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

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

Backlog of Orders

     Our twelve-month revenue backlog of unshipped factory orders at December 31, 2000 and 1999 was approximately $56 million and $58 million, respectively. We expect that substantially all of the orders in twelve-month backlog at the end of 2000 will be shipped during 2001. In addition, we have multi-year contracts to supply radio meter modules and multi-year outsourcing arrangements with several customers. Total backlog, including revenues beyond the next twelve months, was $154 million and $155 million at December 31, 2000 and 1999, respectively. While backlog is one indicator of future revenues for us, our backlog fluctuates from quarter-end to quarter-end primarily as a result of the timing of large contracts. In recent years we have increased the amount of revenue derived from distribution channels for smaller utilities and municipalities. To the extent that future revenues are derived from this segment of the market, which typically has a smaller order size that may book and ship within the same quarter, or from service offerings verses product sales, backlog may not be as reliable an indicator of near-term revenues.

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

     Recent Operating Losses: While we were profitable in the last three quarters of 2000, we have experienced operating losses in certain quarters and years from 1996 through 1999. There can be no assurance that we will maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, FCC or other governmental actions, timing and levels of development and other operating expenses, shifts in product or sales channel mix, and increased competition. Our operating margins have in the past been adversely affected by excess manufacturing capacity. We expect competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors. For example, in the past, we entered into large network AMR contracts with Duquesne and Virginia Power with margins significantly below our historical margins due to the early stage of our network products at the time those systems were shipped and installed, and due to competitive pressures.

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

     Dependence on the Installation, Operations and Maintenance of AMR Systems Pursuant to Outsourcing Contracts: A portion of our business consists of outsourcing, wherein we install, operate and maintain AMR systems that we may continue to own in order to provide meter reading and other related services to utilities and their customers. During 2000, we had three outsourcing contracts involving mobile AMR solutions. These long-term outsourcing contracts are subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on our part to meet contractual performance standards on a consistent basis over agreed time periods. In 1999 we incurred approximately $24.1 million in charges related to revisions of our estimates on an outsourcing contract with Duquesne Light Company. In March 2000, we sold the system at Duquesne to DQE, the parent company of Duquesne, and incurred a loss of approximately $50 million in connection with this sale, which is reflected, in our 1999 financial results. In addition, these contracts are fixed price contracts but costs are subject to change that could result in losses at some future point. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues and Gross Margins, and Note 9 to our accompanying financial statements."

     Increasing Competition: We face competitive pressures from a variety of companies in each of the markets we serve. In the radio-based network AMR market, companies such as Schlumberger, Nexus and Innovatec currently offer alternative solutions to the utility industry and compete aggressively with us. The emerging market for two-way communications systems for advanced metering and billing for the utility industry, together with the potential market for the same kind of systems to provide energy delivery optimization and Internet connections to customers, have led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with our current and future product and service offerings. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services, to utilities and other industry participants.

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

     Mima Scarpelli was named Vice President, Investor Relations and Corporate Communications in January 2000. She has responsibilities for all investor relations activities, employee communications, and corporate communications activities. Mima has been with Itron since 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller. Prior to joining Itron, Mima was a CPA and audit manager with the Seattle office of Deloitte & Touche LLP.

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

                                                   2000               1999
                                                   ----               ----
                                              High     Low       High     Low
                                              ----     ---       ----     ---

        First Quarter...................     $8.50    $4.50     $9.56    $6.88
        Second Quarter..................      8.75     4.50      9.50     6.75
        Third Quarter...................      8.38     5.13      8.88     5.88
        Fourth Quarter..................      6.75     3.14      6.94     4.25


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


Unregistered Equity Security Sales

     None.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K/A. As discussed in Note 16 to the consolidated financial statements, the selected financial data for the year ended December 31, 2000, has been restated.

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                         2000         1999          1998         1997        1996
                                                                         -----        -----         -----        -----       ----
                                                                 (As Restated)
                                                                           (in thousands, except per share data)

Statement of Operations Data
Revenues
     Sales ........................................................   $ 141,899    $ 147,128    $ 187,051    $ 164,325    $ 150,770
     Service ......................................................      38,042       46,284       54,351       51,792       26,814
                                                                      ----------   ------------ ----------   ---------    ---------
     Total revenues ...............................................     179,941      193,412      241,402      216,117      177,584
Cost of revenues ..................................................     109,092      202,640      167,276      139,578      108,541
                                                                      ----------   ------------ ----------   ---------    ---------
Gross profit ......................................................      70,849       (9,228)      74,126       76,539       69,043
Operating expenses
     Sales and marketing ..........................................      20,726       25,243       23,991       25,394       25,014
     Product development ..........................................      21,331       26,764       33,493       32,220       33,285
     General and administrative ...................................      17,565       13,498       12,834       12,064       10,970
     Amortization of intangibles ..................................       1,762        1,986        2,261        2,190        1,542
     Restructurings ...............................................        (185)      16,686        3,930           --           --
                                                                      ----------   ------------ ---------    -----------  ----------
     Total operating expenses .....................................      61,199       84,177       76,509       71,868       70,811
Operating income (loss) ...........................................       9,650      (93,405)      (2,383)       4,671       (1,768)
Other income (expense)
     Equity in affiliates .........................................       1,069         (600)      (1,154)      (1,120)         (50)
     Gain on sale of business interests ...........................        --             --           --        2,000           --
     Interest, net ................................................      (3,795)      (6,261)      (6,508)      (3,916)        (316)
                                                                      ----------   ------------ ----------   -----------  ----------
Total other income (expense) ......................................      (2,726)      (6,861)      (7,662)      (3,036)        (366)
                                                                      ----------   ------------ ----------   -----------  ----------
Income (loss) before income taxes and
   extraordinary item .............................................       6,924     (100,266)     (10,045)       1,635       (2,134)
Income tax (provision) benefit ....................................      (2,700)      28,010        3,820         (625)         670
                                                                      ----------   ------------ ----------   -----------  ---------
Net income (loss) before extraordinary item and cumulative
   effect of a change in accounting principle .....................       4,224      (72,256)      (6,225)       1,010       (1,464)
Extraordinary gain on early extinguishment of debt, net of
   income taxes of $570 and $1,970 ................................       1,044        3,660           --           --           --
Cumulative effect of change in accounting principle, net of
   income taxes of $1,581 .........................................      (2,562)          --           --           --           --
                   ------                                             ----------   ------------ ----------   -----------  ----------
Net income (loss) .................................................   $   2,706    $ (68,596)   $  (6,225)   $   1,010    $  (1,464)
                                                                      ==========   ============ ===========  ============ ==========
Earnings per share
Basic
Income (loss) before extraordinary item ...........................   $     .28    $   (4.87)   $    (.42)   $     .07    $    (.11)
Extraordinary item ................................................         .07          .25           --           --           --
Cumulative effect .................................................        (.17)          --           --           --           --
                                                                      ----------   ------------ -----------  -----------  ----------
Basic net income (loss) per share .................................   $     .18    $   (4.62)   $    (.42)   $     .07    $    (.11)
                                                                      ==========   ============ ===========  ===========  ==========
Diluted
     Income (loss) before extraordinary item ......................   $     .28    $   (4.87)   $    (.42)   $     .07    $    (.11)
     Extraordinary item ...........................................         .07          .25           --           --           --
     Cumulative effect ............................................        (.17)          --           --           --           --
                                                                      ----------   ------------ -----------  -----------  ----------
     Diluted net income (loss) per share ..........................   $     .18    $   (4.62)   $    (.42)   $     .07    $    (.11)
                                                                      ==========   ============ ===========  ===========  ==========
Average number of shares outstanding
     Basic ........................................................      15,180       14,851       14,668       14,118       13,297
     Diluted ......................................................      15,385       14,851       14,668       14,562       13,297
Balance Sheet Data
     Working capital ..............................................   $  45,340    $  44,261    $  54,230    $  68,307    $  26,239
     Total assets .................................................     177,231      192,079      247,755      240,211      186,671
     Total debt ...................................................      65,446       74,998       92,197       73,814       39,502
     Shareholders' equity .........................................      52,092       47,526      115,023      120,427      114,222

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 16 to the consolidated financial statements for a discussion of this matter.

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

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                            Change                        Change
                                                     2000        1999     2000-1999        1998         1999-1998
                                                     ----        ----     ---------        ----         ---------
                                                                        ($ in millions)
     Revenues
     Sales .................................      $  141.9     $  147.1       (4)%       $  187.1         (21)%
     Service ...............................          38.0         46.3      (18)            54.3         (15)
                                                  --------     --------                  --------
          Total Revenues ...................      $  179.9     $  193.4       (7)%       $  241.4         (20)%
                                                  ========     ========                  ========

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                            Change                        Change
                                                     2000        1999     2000-1999        1998         1999-1998
                                                     ----        ----     ---------        ----         ---------
                                                                        ($ in millions)
     Segment Revenues
     Electric ..............................      $   55.0     $   57.4       (4)%       $  119.6         (52)%
     Natural Gas ...........................          39.7         46.6      (15)            40.1          16
     Water & Public Power ..................          47.5         53.3      (11)            51.9           3
     Energy Information Systems ............          20.5         16.0       28             10.0          60
     International .........................          17.2         20.1      (14)            19.8           2
                                                  --------     --------                  --------
          Total Revenues ...................      $  179.9     $  193.4       (7)%       $  241.4         (20)%
                                                  ========     ========                  ========

2000 compared to 1999

     For the full year 2000, revenues were $179.9 million compared to $193.4 million in 1999. Service revenues were down in 2000 compared to 1999, primarily as a result of less outsourcing revenues in 2000. In March 2000, we sold our outsourcing system at Duquesne Light Company to an affiliate of Duquesne. That system produced service revenues of $9.9 million in 1999 compared to $1.8 million in 2000.

     Electric segment revenues in 2000 were negatively impacted by the sale of the outsourcing system above. Excluding those revenues in both periods, electric segment revenues were up 12% in 2000 over 1999. Our electric segment signed a number of new contract bookings in the second half of 2000, and as a result, revenues in the last half of 2000 were up 15% over the first half, excluding the $1.8 million in Duquesne outsourcing revenues in the first half.

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

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                            Change                 Change
                                                     2000        1999     2000-1999     1998     1999-1998
                                                     ----        ----     ---------     ----     ---------
                                                                        ($ in millions)
     Gross Margin
     Sales......................................     41%         36 %         5%        32%          4 %
     Service ...................................     34        (133)        167         27        (160)
          Total gross margin....................     39%         (5)%        44%        31%        (36)%
                                                     ==        ====                     ==

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                            Change                  Change
                                                     2000        1999     2000-1999     1998     1999-1998
                                                     ----        ----     ---------     ----     ---------
                                                                        ($ in millions)
     Segment Gross Margin
     Electric...................................     35%        (111)%      146 %       23%       (134)%
     Natural Gas................................     46           48         (2)        37          11
     Water & Public Power.......................     34           36         (2)        33           3
     Energy Information Systems.................     47           56         (9)        68         (12)
     International..............................     43           18         25         39         (21)
          Total gross margin....................     39%          (5)%       44 %       31%        (36)%
                                                     ==         ====                    ==

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

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                         Change                  Change
                                                                2000           1999    2000-1999      1998     1999-1998
                                                                ----           ----    ----------     -----    ---------
                                                                                      ($ in millions)
     Sales and marketing ..............................      $  20.7         $  25.2       (18)%     $  24.0        5%
     Product development ..............................         21.3            26.8       (21)         33.5      (20)
     General and administrative .......................         17.6            13.5        30          12.8        6
     Amortization of intangibles ......................          1.8             2.0       (10)          2.3      (13)
     Restructurings ...................................          (.2)           16.7      (101)          3.9      328
                                                             -------         -------                 -------
              Total operating expenses ................      $  61.2         $  84.2       (27)%     $  76.5       10%
                                                             =======         =======                 =======

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

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                             Change                Change
                                                         2000       1999   2000-1999     1998    1999-1998
                                                         ----       ----   ----------    ----    ---------
                                                                        ($ in millions)
     Equity in affiliates.............................. $ 1.1      $(0.6)       283%    $(1.2)        50%
     Interest, net.....................................  (3.8)      (6.3)        40      (6.5)         3
                                                        -----      -----                -----
     Equity in affiliates.............................. $(2.7)     $(6.9)        61     $(7.7)        10
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

Income Taxes

     Our effective income tax rate was approximately 39% in 2000 compared with a tax benefit of (28)% in 1999 and an effective rate of 38% in 1998. The reduced tax benefit in 1999 resulted from valuation allowances provided for certain domestic tax credits and international net operating losses, which may be subject to expiration before they can be utilized. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

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

Cumulative Effect of Change in Accounting Principle

     During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B destination shipments. The implementation has been accounted for as a cumulative change in accounting principle. We restated our financial results for the first three quarters of 2000 to conform revenue recognition to the requirements of SAB 101.

     In addition, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2000, we changed our revenue recognition practice for certain outsourcing contracts under which we retain title to the related equipment retroactively to January 1, 2000. See Note 16 to the consolidated financial statements.

Financial Condition

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                              Change                 Change
                                                         2000       1999    2000-1999      1998    1999-1998
                                                         ----       ----    ---------      ----    ---------
                                                                          ($ in millions)
     Cash Flow Information

     Operating activities.............................  $  3.8     $ 24.5       (84)%     $ (1.9)      1,389 %
     Investing activities.............................    20.8      (16.1)      229        (17.1)          6
     Financing activities.............................    (4.9)      (9.6)       49         18.7        (151)
                                                        ------     ------                 ------
          Net increase (decrease) in cash.............  $ 19.7     $ (1.2)    1,742 %     $ (0.3)       (300)%
                                                        ======     ======                 ======

     Operating activities: We generated $3.8 million of cash from operations in 2000 compared to $24.5 million generated in 1999 and ($1.9) million used in 1998. In 2000 we used $9.3 million of cash for severance and other restructuring expenditures that were accrued for in 1999. Excluding those payments, adjusted cash flow from operations in 2000 was $13.1 million. Cash generated from operations in 1999 was $24.5 million and was unusually large as a result of collections in 1999 from two large turnkey installations in which invoicing had been deferred. Wages and benefits payable decreased $7.1 million in 2000 from 1999, primarily due to employee termination benefits paid in 2000. Accounts receivable increased $2.5 million from 1999 primarily due to the fact that the last two days of 2000 were weekend days. Collections of accounts receivable in the first week of January 2001 totaled $5.2 million.

     Investing activities: In 2000 we received $32.8 million, net of expenses, from the sale of our network system at Duquesne Light Company, which is reflected in investing activities. Capital acquisitions, including outsourcing equipment requirements, were $11.6 million for 2000, down approximately $5.7 million from 1999 and $5.5 million from 1998. Most of the decrease was due to decreases in outsourcing investments which reflected that we had substantially completed capital build-outs for new systems. Capital acquisitions for internal use are expected to increase slightly in 2001 as a result of upgrades in our Waseca factory and information technology systems.

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

LeRoy D. Nosbaum                            David G. Remington
President and Chief Executive               Vice President and Chief Financial
Officer                                     Officer

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Itron, Inc.
Spokane, Washington

     We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues in 2000. Also, as discussed in Note 16, the accompanying 2000 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 2, 2001
(February 5, 2002 as to Note 16)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year Ended December 31,
                                                                                              ----------------------
                                                                                        2000            1999            1998
                                                                                        ----            ----            ----
                                                                                   (As Restated)
                                                                                       (in thousands, except per share data)
Revenues
     Sales ....................................................................      $ 141,899       $ 147,128       $ 187,051
     Service ..................................................................         38,042          46,284          54,351
                                                                                     ---------       ---------       ---------
          Total revenues ......................................................        179,941         193,412         241,402
Cost of revenues
     Sales ....................................................................         83,954          94,607         127,761
     Service ..................................................................         25,138         108,033          39,515
                                                                                     ---------       ---------       ---------
          Total cost of revenues ..............................................        109,092         202,640         167,276
                                                                                     ---------       ---------       ---------
Gross profit (loss) ...........................................................         70,849          (9,228)         74,126
Operating expenses
     Sales and marketing ......................................................         20,726          25,243          23,991
     Product development ......................................................         21,331          26,764          33,493
     General and administrative ...............................................         17,565          13,498          12,834
     Amortization of intangibles ..............................................          1,762           1,986           2,261
     Restructurings ...........................................................           (185)         16,686           3,930
                                                                                     ---------       ---------       ---------
          Total operating expenses ............................................         61,199          84,177          76,509
                                                                                     ---------       ---------       ---------
Operating income (loss) .......................................................          9,650         (93,405)         (2,383)
Other income (expense)
     Equity in affiliates .....................................................          1,069            (600)         (1,154)
                                                                                     ---------       ---------       ---------
     Interest, net ............................................................         (3,795)         (6,261)         (6,508)
                                                                                     ---------       ---------       ---------
          Total other expense .................................................         (2,726)         (6,861)         (7,662)
                                                                                     ---------       ---------       ---------
Income (loss) before income taxes and extraordinary item ......................          6,924        (100,266)        (10,045)
Income tax (provision) benefit ................................................         (2,700)         28,010           3,820
                                                                                     ---------       ---------       ---------
Net income (loss) before extraordinary item and cumulative effect of
   change in accounting principle .............................................          4,224         (72,256)         (6,225)
Extraordinary gain on early extinguishment of debt, net of income taxes
   of $570 and $1,970 .........................................................          1,044           3,660              --
Cumulative effect of change in accounting principle, net of income
   taxes of $1,581 ............................................................         (2,562)             --              --
                                                                                     ---------       ---------       ---------
Net income (loss) .............................................................      $   2,706       $ (68,596)      $  (6,225)
                                                                                     =========       =========       =========
Earnings per Share
Basic
     Income (loss) before extraordinary item ..................................      $     .28       $   (4.87)      $    (.42)
     Extraordinary item .......................................................            .07             .25              --
     Cumulative effect ........................................................           (.17)             --              --
                                                                                     ---------       ---------       ---------
     Basic net income (loss) per share ........................................      $     .18       $   (4.62)      $    (.42)
                                                                                     =========       =========       =========
Diluted
     Income (loss) before extraordinary item ..................................      $     .28       $   (4.87)      $    (.42)
     Extraordinary item .......................................................            .07             .25              --
     Cumulative effect ........................................................           (.17)             --              --
                                                                                     ---------       ---------       ---------
     Diluted net income (loss) per share ......................................      $     .18       $   (4.62)      $    (.42)
                                                                                     =========       =========       =========
Average number of shares outstanding
     Basic ....................................................................         15,180          14,851          14,668
     Diluted ..................................................................         15,385          14,851          14,668

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (continued)

                                                                                              Year Ended December 31,
                                                                                              ----------------------
                                                                                        2000            1999             1998
                                                                                        ----            ----             ----

                                                                                       (in thousands, except per share data)
Pro forma amounts assuming SAB 101 is applied retroactively
Net income (loss) before extraordinary item ...................................     $    4,224      $  (63,771)      $   (8,249)
Extraordinary gain on early extinguishment of debt, net of income taxes
   of $570 and $1,970 .........................................................          1,044           3,660               --
                                                                                    ----------      ----------       ----------
Net income (loss) .............................................................     $    5,268      $  (60,111)      $   (8,249)
                                                                                    ==========      ==========       ==========
Earnings per Share
Basic
     Income (loss) before extraordinary item ..................................     $      .28      $    (4.29)      $     (.56)
     Extraordinary item .......................................................            .07             .25               --
                                                                                    ----------      ----------       ----------
     Basic net income (loss) per share ........................................     $      .35      $    (4.05)      $     (.56)
                                                                                    ==========      ==========       ==========
Diluted
     Income (loss) before extraordinary item ..................................     $      .27      $    (4.29)      $     (.56)
     Extraordinary item .......................................................            .07             .25               --
     Diluted net income (loss) per share ......................................     $      .34      $    (4.05)      $     (.56)
                                                                                    ==========      ==========       ==========
Average number of shares outstanding
     Basic ....................................................................         15,180          14,851           14,668
     Diluted ..................................................................         15,385          14,851           14,668

CONSOLIDATED BALANCE SHEETS

                                                                                                            At December 31,
                                                                                                           ---------------
                                                                                                          2000          1999
                                                                                                         -----          ----
                                                                                                     (As Restated)
                                                                                                     -------------
                                                                                                          (in thousands, except
                                                                                                               share data)

                                             ASSETS

Current assets
     Cash and cash equivalents ......................................................................   $  21,216    $   1,538
     Accounts receivable, net .......................................................................      49,859       46,561
     Current portion of long-term contracts receivable ..............................................          --        2,579
     Inventories, net ...............................................................................      17,196       15,300
     Equipment held for sale, net ...................................................................          --       32,750
     Deferred income taxes ..........................................................................       4,852        8,016
     Other ..........................................................................................         899        1,340
                                                                                                        ---------    ---------
          Total current assets ......................................................................      94,022      108,084

     Property, plant and equipment, net .............................................................      25,197       31,627
     Equipment used in outsourcing, net .............................................................      14,150        5,951
     Intangible assets, net .........................................................................      12,836       15,196
     Long-term contracts receivable .................................................................          --        1,813
     Deferred income taxes ..........................................................................      27,287       26,922
     Other ..........................................................................................       3,739        2,486
                                                                                                        ---------    ---------
          Total assets ..............................................................................   $ 177,231    $ 192,079
                                                                                                        =========    =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term borrowings ...............................................................................   $      --    $   3,646
Accounts payable and accrued expenses ...............................................................      30,171       34,746
Wages and benefits payable ..........................................................................       9,244       16,396
Mortgage notes and leases payable ...................................................................         242          622
Deferred revenue ....................................................................................       9,025        8,413
                                                                                                        ---------    ---------
          Total current liabilities .................................................................      48,682       63,823

Convertible subordinated debt .......................................................................      53,459       57,234
Mortgage notes and leases payable ...................................................................       5,074        6,280
Project financing ...................................................................................       6,671        7,216
Warranty and other obligations ......................................................................      11,253       10,000
                                                                                                        ---------    ---------
          Total liabilities .........................................................................     125,139      144,553

Commitments and contingencies (Notes 4 and 10) ......................................................          --           --


Shareholders' equity

     Common stock, no par value, 75 million shares authorized, 15,329,361 and
        14,958,788 shares issued and outstanding ....................................................     109,730      107,603
     Accumulated other comprehensive loss ...........................................................      (1,840)      (1,573)
     Accumulated deficit ............................................................................     (55,798)     (58,504)
                                                                                                        ---------    ---------
          Total shareholders' equity ................................................................      52,092       47,526
                                                                                                        ---------    ---------
          Total liabilities and shareholders' equity ................................................   $ 177,231    $ 192,079
                                                                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                 Other      Retailed
                                                                                             Comprehensive  Earnings
                                                          Shares       Amount      Warrants       Loss      (Deficit)      Total
                                                          ------       ------      --------       ----      ---------      -----
                                                                                      (in thousands)
Balances at December 31, 1997 ......................      14,602    $ 105,136    $      57    $  (1,082)   $  16,317    $ 120,428
Net loss ...........................................                                                          (6,225)      (6,225)
Currency translation adjustment ....................                                                (26)                      (26)

                                                                                                                        ---------
Total comprehensive income .........................                                                                       (6,251)
Stock issues:
     Options exercised .............................          37          452                                                 452
     Stock repurchased by Company ..................        (109)      (1,554)                                             (1,554)
     Employee savings plan .........................          87        1,161                                               1,161
     Employee stock purchase Plan ..................          81          787                                                 787
     Warrants expired ..............................                      (57)          57                                     --
                                                        --------    ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1998 ......................      14,698    $ 106,039    $      --    $  (1,108)   $  10,092    $ 115,023

Net loss ...........................................                                                         (68,596)     (68,596)
Currency translation adjustment ....................                                               (465)                     (465)

                                                                                                                        ---------
Total comprehensive income .........................                                                                      (69,061)
Stock issues:
     Options exercised .............................          38           95                                                  95
     Employee savings plan .........................         139        1,045                                               1,045
     Employee stock purchase Plan ..................          84          424                                                 424
                                                        --------    ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1999 ......................      14,959    $ 107,603    $      --    $  (1,573)   $ (58,504)   $  47,526

Net income (as restated) ...........................                                                           2,706        2,706
Currency translation adjustment ....................                                               (267)                     (267)

                                                                                                                        ---------
Total comprehensive income .........................                                                                        2,439
Stock issues:
     Options exercised .............................         132          681                                                 681
     Employee savings plan .........................         148          988                                                 988
     Employee stock purchase Plan ..................          90          458                                                 458
                                                        --------    ---------    ---------    ---------    ---------    ---------
Balances at December 31, 2000 (as restated)               15,329    $ 109,730    $      --    $  (1,840)   $ (55,798)   $  52,092
                                                        ========    =========    =========    =========    =========    =========
---------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                         2000            1999         1998
                                                                                         ----            ----         ----
                                                                                    (As Restated)
                                                                                    -------------
                                                                                                    (in thousands)
OPERATING ACTIVITIES:
     Net income (loss) .......................................................         $  2,706        $(68,596)    $ (6,225)
     Noncash charges (credits) to income
          Depreciation and amortization ......................................           13,254          18,474       19,865
          Deferred income tax provision (benefit) ............................            3,811         (28,064)      (4,550)
          Equity in affiliates, net ..........................................             (945)            600        1,154
          Extraordinary gain on early extinguishment of debt .................           (1,044)         (3,660)          --
          Cumulative effect of change in accounting principle ................            2,562              --           --
          Write-off of long-term contracts receivable ........................               --          34,492           --
          Loss on equipment sale or disposal .................................               --          23,369           --
Changes in operating accounts
     Accounts receivable .....................................................           (2,488)         15,668       (1,811)
     Inventories .............................................................              277           5,354       11,331
     Accounts payable and accrued expenses ...................................           (1,936)         18,572       (2,663)
     Wages and benefits payable ..............................................           (7,072)         10,151       (2,935)
     Deferred revenue ........................................................           (4,407)           (240)       1,894
     Long-term contracts receivable ..........................................               --          (1,674)     (17,646)
     Other, net ..............................................................             (917)             52         (312)
                                                                                       --------        --------     --------
Cash provided (used) by operating activities .................................            3,801          24,498       (1,898)

INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment ............................           (4,510)         (7,416)      (6,364)
     Equipment used in outsourcing ...........................................           (7,084)         (9,859)     (10,746)
     Proceeds from sale of equipment used in outsourcing, net ................           32,750              --           --
     Proceeds from sale of business interest .................................              870              --        1,000
     Investment in affiliates ................................................             (500)             --           --
     Acquisitions of intangibles and patent defense costs ....................             (117)           (171)      (1,002)
     Other, net ..............................................................             (634)          1,362            8
                                                                                       --------        --------     --------
Cash provided (used) by investing activities .................................           20,775         (16,084)     (17,104)

FINANCING ACTIVITIES:
     Change in short-term borrowings, net ....................................           (3,646)        (10,354)      12,440
     Proceeds from (payments on) project financing, net ......................             (545)           (506)       5,308
     Convertible subordinated debt repurchase ................................           (2,101)             --           --
     Issuance of common stock ................................................            2,127           1,564        2,400
     Purchase and retirement of common stock .................................               --              --       (1,554)
     Payments on mortgage notes payable ......................................             (183)             --           --
     Other, net ..............................................................             (550)           (323)         128
                                                                                       --------        --------     --------
Cash provided (used) by financing activities .................................           (4,898)         (9,619)      18,722
                                                                                       --------        --------     --------
Increase (decrease) in cash and cash equivalents .............................           19,678          (1,205)        (280)
Cash and cash equivalents at beginning of period .............................            1,538           2,743        3,023
                                                                                       --------        --------     --------
Cash and cash equivalents at end of period ...................................         $ 21,216        $  1,538     $  2,743
                                                                                       ========        ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid .......................................................         $    503        $    614     $    156
     Interest paid ...........................................................            4,289           5,279        6,037



   The accompanying notes are an integral part of these consolidated financial statements.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the assets estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Project management and installation cost and equipment used in outsourcing contracts is depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review the carrying value of property, plant and equipment on a regular basis for impairment. In 1998, we capitalized interest as a component of the cost of property, plant and equipment constructed for our own use of $260,000. No interest was capitalized in 2000 or 1999.

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

     We typically recognize revenues from hardware and software license fees at the time of shipment or, if applicable, upon completion of customer acceptance provisions, and for project management, consulting, installation, outsourcing and maintenance services at the time those services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts. In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101, as amended, Revenue Recognition in Financial Statements (SAB No. 101), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, effective January 1, 2000, we changed our revenue recognition for certain transactions related to customer acceptance, and F.O.B. destination shipments. The implementation has been accounted for as a cumulative change in accounting principle. In addition, subsequent to the issuance of the 2000 consolidated financial statements, the Company changed its revenue recognition practice for certain outsourcing contracts under which the Company retains title to the related equipment, retroactive to January 1, 2000 (see Note 16).

     Revenues for both large custom systems and outsourcing contracts, prior to adoption of SAB No. 101, are recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method, revenue reported during a period is based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred in the period to total estimated costs for each contract. This method is used because we believe costs incurred are the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and other indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized on a cumulative basis in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined and were $6.8 million in 1999 and $750,000 in 1998. Prior to January 1, 2000, revenues from certain outsourcing contracts that were recognized in excess of amounts billed were included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection. Amounts billed related to these outsourcing contracts were $10.7 million and $5.6 million in 1999 and 1998, respectively.

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

  Derivatives

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

  Stock-Based Compensation

     We follow SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB 25 in accounting for our stock option incentive plans (see Note 5).

  Reclassifications

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

Note 2: Earnings Per Share and Capital Structure

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                     2000       1999       1998
                                                                                     ----       ----       ----
                                                                                           (in thousands)
     Weighted average shares outstanding ......................................     15,180    14,851      14,668
     Effect of dilutive stock options .........................................        205        --          --
                                                                                    ------    ------      ------
     Weighted average shares outstanding assuming conversion ..................     15,385    14,851      14,668
                                                                                    ======    ======      ======

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

Note 3: Balance Sheet Components

                                                                                                        At December 31,
                                                                                                        ---------------
                                                                                                       2000          1999
                                                                                                       ----          ----
                                                                                                        (in thousands)
     Accounts receivable
          Trade (net of allowance for doubtful accounts of $1,144 and $1,311)....................    $ 42,218      $ 40,134
          Unbilled revenue.......................................................................       7,641         6,427
                                                                                                     --------      --------
                    Total accounts receivable....................................................    $ 49,859      $ 46,561
                                                                                                     ========      ========
     Inventories, net
          Material...............................................................................    $  5,721      $  6,428
          Work in process........................................................................         737         1,462
          Finished goods.........................................................................       9,673         5,702
          Field inventories awaiting installation................................................          50           466
               Total manufacturing inventories...................................................      16,181        14,058
               Service inventories...............................................................       1,015         1,242
                                                                                                     --------      --------
                    Total inventories............................................................    $ 17,196      $ 15,300
                                                                                                     ========      ========
     Property, plant and equipment
          Machinery and equipment................................................................    $ 31,317      $ 37,740
          Equipment used in outsourcing..........................................................      15,903        13,257
          Computers and purchased software.......................................................      26,662        28,331
          Buildings, furniture and improvements..................................................      20,458        22,132
          Land ..................................................................................       1,958         2,195
                                                                                                     --------      --------
               Total cost........................................................................      96,298       103,655
               Accumulated depreciation..........................................................     (56,951)      (66,077)
                                                                                                     --------      -------
                    Property, plant and equipment, net...........................................    $ 39,347      $ 37,578
                                                                                                     ========      ========
     Intangible assets
          Goodwill                                                                                   $ 16,991      $ 16,991
          Capitalized software...................................................................       6,309         6,309
          Distribution and product rights........................................................       2,475         2,475
          Patents ...............................................................................       7,086         6,968
                                                                                                     --------      --------
               Total cost........................................................................      32,861        32,743
               Accumulated amortization..........................................................     (20,025)      (17,547)
                                                                                                     --------      -------
                    Intangible assets, net.......................................................    $ 12,836      $ 15,196
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

Mortgage Notes Payable

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                     2000       1999
                                                                                                    ------     ------
                                                                                                      (in thousands)
     Secured mortgage note payable to a shareholder with principal and interest
        payments of 9% until maturity on August 1, 2015..........................................   $5,237     $5,402
     Secured mortgage note payable to a shareholder with principal and interest
        payments of 8 1/2% until maturity on June 1, 2019........................................   $   --     $  832

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

Project Financing

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                     2000       1999
                                                                                                    ------     ------
                                                                                                     (in thousands)
     Secured note payable with principle and interest payments of 7.6% until maturity
        on May 31, 2009.........................................................................    $6,671     $7,216

     We incurred the above note in conjunction with project financing for one of our outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $589,000 in 2001, $635,000 in 2002, $685,000 in 2003, $739,000 in 2004, $797,000 in 2005 and $3.2 million thereafter.

Convertible Subordinated Debt

                                                                                                       At December 31,
                                                                                                       ---------------
                                                                                                      2000         1999
                                                                                                    --------    ----------
                                                                                                           (in thousands)
     Unsecured, convertible subordinated notes.................................................     $53,459     $57,234

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

                                                     Outstanding Options                Exercisable Options
                                                     -------------------                -------------------
               Range of                    Shares          Life                        Shares
               --------
            Exercise Prices              (in 000's)       (years)        Price        (in 000's)        Price
            ----------------            ----------        -------        -----        ----------        -----
          $  .86-$5.16                    1,041           6.63          $ 4.97             680         $ 4.99
            6.00- 8.66                    1,190           8.79            7.62             187           8.12
           12.60-17.88                      634           4.36           15.90             532          16.00
           19.88-24.50                      303           5.02           21.98             246          22.11
           58.75                             12           5.33           58.75              12          58.75
                                         ------                                          -----
                                          3,180           6.83          $ 9.97           1,657         $11.80
                                         ======                                          =====

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

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                2000                   1999                    1998
                                                                ----                   ----                    ----
                                                        Shares       Price     Shares      Price        Shares      Price
                                                        ------       -----     ------      -----        ------      -----
     Outstanding at beginning of year...............    2,910       $10.36     2,666       $10.42        2,092     $18.78
     Granted........................................      945         7.37       439         8.16        2,295       8.59
     Exercised......................................     (131)        5.18       (38)        2.47          (36)     12.45
     Canceled.......................................     (544)        8.71      (157)        7.17       (1,685)     18.72
                                                        -----                  -----                   -------
     Outstanding at end of year.....................    3,180         9.97     2,910        10.36        2,666      10.42
                                                        =====                  =====                   =======
     Options exercisable at year end................    1,657       $11.80     1,297       $12.85          651     $16.82

  Pro forma Net Income and Per Share Amounts

     Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                             2000         1999         1998
                                                                                             ----         ----         ----
                                                                                          (in thousands except per share data)
     Net income (loss)
          As reported..................................................................    $ 2,706     $(68,596)    $ (6,225)
          Pro forma....................................................................        687      (68,801)      (9,012)
     Diluted earnings per share
          As reported..................................................................    $   .18     $  (4.62)    $   (.42)
          Pro forma....................................................................        .04        (4.63)        (.61)

     The weighted average fair value of options granted was $7.39, $8.16, and $7.82 during 2000, 1999, and 1998 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                      2000      1999      1998
                                                      ----      ----      ----
     Dividend yield..............................       0%        0%        0%
     Expected volatility.........................    72.5%       59%       64%
     Risk-free interest rate.....................     7.1%      5.8%      4.7%
     Expected life (years).......................     5.9       5.9       5.3

  Employee Stock Purchase Plan

     Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 89,581, 83,729, and 80,741 shares to employees in 2000, 1999, and 1998, respectively.

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

     Long-term contracts receivable: The fair value of the non-current portion of long-term contracts receivable is based on the discounted value of expected cash flows at our current borrowing rate. With the adoption of SAB 101 effective January 1, 2000, the Company no longer records long-term contracts receivable from outsourcing contracts.

     Mortgage notes payable: The fair value is estimated based on current borrowing rates available for similar debt.

     Project financing: The fair value is estimated based on quoted spreads above treasury rates for similar issues.

     Convertible subordinated debt: The fair value is estimated based on the current trading activity of the notes.

                                                                                       2000                    1999
                                                                                       ----                    ----
                                                                              Carrying       Fair     Carrying     Fair
                                                                               Amount       Value      Amount     Value
                                                                              --------      ------     -------    -----
                                                                                            (in thousands)
     Cash, cash equivalents and accounts receivable.........................   $71,075      $71,075   $48,099     $48,099
     Long-term contracts receivable.........................................         -            -     1,813       1,616
     Mortgage notes payable.................................................     5,237        5,553     6,234       6,191
     Project financing......................................................     6,671        6,568     7,216       6,715
     Convertible subordinated debt..........................................    53,459       32,373    57,234      32,910


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

   Restructuring Activity:

     Combined restructuring activity for 2000, 1999 and 1998 and remaining reserve balances at December 31, 2000 are as follows:


                                                                               Restructuring                 Reserve Balance
                                                                Cash/Non-cash     Charges        Activity        12/31/00
                                                                -------------     -------        --------        --------
                                                                                       (in thousands)
     Severance and related charges..........................        Cash          $ 11,472        $11,313         $   159
     Asset impairment.......................................      Non-cash           5,368          5,368              --
     Consolidation of facilities............................        Cash             3,350            734           2,616
     Other..................................................      Non-cash             241            241              --
                                                                                  --------        -------         -------
     Total restructurings...................................                      $ 20,431        $17,656         $ 2,775
                                                                                  ========        =======         =======

     The reserve balances for severance and related charges are expected to be fully utilized in 2001. Facility consolidation reserves are dependent on our ability to sublease vacant space, which is under a non-cancelable operating lease through 2006.

Note 9:    Sale of Outsourcing Equipment

         In March 2000, we sold our network-based AMR system in Pittsburgh, that we used to provide Duquesne Light Company with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. Since negotiation commenced in 1999, in anticipation of the sale we recorded a $49.8 million loss on the sale, which is reported in cost of revenues-service, consisting of a $34.5 million write-off of all of the Duquesne contracts receivable (both current and non-current) and an $18.6 million impairment of the assets being sold, which was partially offset with the reversal of a previously recognized forward loss of $3.3 million. Impaired assets under the sale of the network AMR system to the Duquesne subsidiary included hardware and software installed at the customer's site. The assessment of the impairment was based on the carrying value of the assets net of the sales proceeds minus selling costs. The impairment of the assets was recorded on the Consolidated Statements of Operations - Cost of Revenues Service for $18.6 million and on the Consolidated Statements of Cash Flows - Loss on equipment sale or disposal in 1999. The business segment affected by this impairment is Electric Systems.

     In March 2000, we also entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we will provide certain maintenance and support services for the network from closing over a term ending December 31, 2013. We will receive approximately $10 million ratably over the term of those services and have recorded a forward loss of $14.3 million in the fourth quarter of 1999. In connection with our performance responsibilities, we furnished the purchasing affiliate with a $5 million standby letter of credit.

Note 10:   Commitments and Contingencies

   Commitments

     We have noncancelable capital leases for computer equipment and software, and operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rents under the Company's operating leases were $2.3 million in 2000, $2.4 million in 1999. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                            At December 31,
                                                            --------------
                                                           2000         1999
                                                           ----         ----
                                                             (in thousands)
               Computers and software................      $1,136       $1,188
               Accumulated amortization..............        (686)        (394)
                                                           ------       ------
                    Net capital leases...............      $  450       $  794
                                                           ======       ======

     Future minimum payments, net of sublease payments, at December 31, 2000, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year are as follows, (in thousands):

               2001............................................     $ 2,393
               2002............................................       1,681
               2003............................................       1,055
               2004............................................         706
               2005............................................         476
               Thereafter......................................         618
                                                                    -------
                    Total minimum lease payments...............     $ 6,929
                                                                    =======

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

     We have a long-term contract with Southern California Edison ("SCE"), in which we own, operate and maintain a Mobile AMR System for approximately 360,000 of their meters. At December 31, 2000, we had trade and contracts receivable totaling approximately $400,000 from SCE and net capitalized equipment related to this contract of $10.0 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on this contract and has continued to make timely monthly payments on its obligation to us. If SCE were to suspend payments, or enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in the financial statements.

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

                                                     Year Ended December 31,
                                                     ----------------------
                                                   2000       1999       1998
                                                   ----       ----       ----
                                                         (in thousands)
     Funding received........................      $ --       $382     $  485
     Royalties paid..........................       800        506      1,130

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

Note 13:   Income Taxes

     A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:


                                                                                       Year Ended December 31,
                                                                                       ----------------------
                                                                                 2000          1999          1998
                                                                                 ----          ----          ----
                                                                                          (in thousands)
     Expected federal income tax provision (benefit).....................       $ 2,423     $(35,093)     $(3,515)
     Change in valuation allowance.......................................        (1,760)       7,048         (200)
     State income taxes..................................................           221       (1,233)        (397)
     Goodwill amortization...............................................           309          309          309
     Foreign sales corporation...........................................            --           --         (158)
     Tax credits.........................................................           341           --         (285)
     Foreign operations..................................................           917          429          307
     Meals and entertainment.............................................           103          122          212
     Other, net..........................................................           146          408          (93)
                                                                                -------     --------      -------
          Total provision (benefit) for income taxes.....................       $ 2,700     $(28,010)     $(3,820)
                                                                                =======     ========      =======


     The domestic and foreign components of income before taxes were:


                                                                                       Year Ended December 31,
                                                                                       ----------------------
                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
                                                                                          (in thousands)
     Domestic............................................................       $6,225      $ (92,108)    $ (8,296)
     Foreign.............................................................          699         (8,158)      (1,749)
                                                                                ------      ---------     --------
          Income (loss) before income taxes..............................       $6,924      $(100,266)    $(10,045)
                                                                                ======      =========     ========

The provision for income taxes consisted of the following:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                   2000           1999          1998
                                                                   ----           ----          ----
                                                                             (in thousands)
     Current:
          Federal .........................................     $  1,177       $ (2,931)     $    344
          State and local .................................          (49)         1,000           324
          Foreign .........................................            6             10            60
                                                                --------       --------      --------
               Total current ..............................     $  1,134       $ (1,921)     $    728
     Deferred:
          Federal .........................................        1,451        (28,625)       (3,332)
          State and local .................................          455         (2,076)         (651)
          Foreign .........................................        1,420         (2,436)         (365)
                                                                --------       --------      --------
               Total deferred .............................        3,326        (33,137)       (4,348)
     Change in valuation allowance ........................       (1,760)         7,048          (200)
                                                                --------       --------      --------
          Total provision (benefit) for income taxes            $  2,700       $(28,010)     $ (3,820)
                                                                ========       ========      ========

     Deferred income taxes consisted of the following:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                    2000        1999        1998
                                                                    ----        ----        ----
                                                                           (in thousands)
     Deferred tax assets
          Loss carry forwards .................................   $ 24,304    $ 20,796    $ 14,715
          Tax credits .........................................      6,725       7,066       5,925
          Accrued expenses ....................................      3,101       6,507       5,367
          Inventory valuation .................................      1,994       1,806       1,889
          Depreciation and amortization .......................        531         356          --
          Long term contracts .................................      3,305       6,814          --
          Other, net                                                     0         284         228
                                                                  --------    --------    --------
               Total deferred tax assets ......................     39,960      43,629      28,124
     Deferred tax liabilities
           Acquisitions .......................................        (86)       (173)       (292)
          Other, net ..........................................       (977)
          Depreciation and amortization .......................         --          --      (2,789)
          Long term contracts .................................         --          --     (14,729)
                                                                  --------    --------    --------
               Total deferred tax liabilities .................     (1,063)       (173)    (17,810)
          Valuation allowance .................................     (6,758)     (8,518)     (1,470)
                                                                  --------    --------    --------
     Net deferred tax assets ..................................   $ 32,139    $ 34,938    $  8,844
                                                                  ========    ========    ========


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

     The Company has research and development tax credits and net operating loss carryforwards available to offset future income tax liabilities. The federal research and development tax credits of $4,892,000 expire from 2001-2012 and the federal loss carryforwards of $49,242,000 expire from 2018-2019.

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

     During 2000, management's primary measures of profit and loss includes revenues and gross profit for each segment. Gross profit for each segment is calculated as revenue (as defined above), less direct costs associated with that revenue (including standard hardware costs, and direct costs associated with providing custom software, installation, support, and services). We do not allocate assets or liabilities between our segments. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                                                                         2000        1999         1998
                                                                         ----        ----         ----
     Revenues
          Electric Systems ........................................   $  54,996   $  57,380    $ 119,633
          Natural Gas Systems .....................................      39,655      46,606       40,086
          Water & Public Power Systems ............................      47,573      53,340       51,901
          Energy Information Systems ..............................      20,473      15,990        9,962
          International Systems ...................................      17,244      20,096       19,820
                                                                      ---------   ---------    ---------
               Total revenues .....................................   $ 179,941   $ 193,412    $ 241,402
                                                                      =========   =========    =========

     Gross Profit
          Electric Systems ........................................   $  19,436   $ (63,376)   $  27,661
          Natural Gas Systems .....................................      18,197      22,285       14,918
          Water & Public Power Systems ............................      16,184      19,303       17,121
          Energy Information Systems ..............................       9,680       8,920        6,730
          International Systems ...................................       7,352       3,640        7,696
                                                                      ---------   ---------    ---------
               Total gross profit .................................   $  70,849   $  (9,228)   $  74,126
                                                                      =========   =========    =========

Note 15:   Quarterly Results (Unaudited)

     Quarterly results for 2000 have been restated to conform revenue recognition to the requirements of SAB 101. (See Notes 1 and 16). Quarterly results are as follows (in thousands, except per share and stock price data):

                                    First              Second              Third              Fourth
                                   Quarter             Quarter            Quarter             Quarter                Total Year
                                   --------            --------           --------            --------               ----------
                                 As                  As                  As                    As                   As
                             Previously    As    Previously    As    Previously    As      Previously     As    Previously    As
                              Reported  Restated  Reported  Restated  Reported  Restated    Reported   Restated  Reported  Restated
                             ---------- -------- ---------- -------- ---------- --------   ----------  -------- ---------- --------

2000
Statement of operations
data:
   Total revenues ........... $ 48,587  $ 46,925   $ 45,385 $ 44,570 $   41,819 $ 40,692   $   48,182   $ 47,754  $183,972 $179,941
   Gross profit .............   18,437    17,306     17,625   17,564     16,701   16,329       19,755     19,650    72,518   70,849
Net income before
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle ................    1,004       302      1,153    1,115        853      624        2,249      2,183     5,259    4,224
Extraordinary gain on early
   extinguishment of debt,
   net of income taxes of
   $570 .....................    1,044     1,044         --       --         --       --           --        --      1,044    1,044
Cumulative effect of change
in accounting principle, net
   of income taxes of
   $1,581 ...................   (1,646)   (2,562)        --       --         --       --           --        --     (1,646)  (2,562)
Net income (loss) ........... $    402  $ (1,216)  $  1,153 $  1,115 $      853 $    624   $    2,249   $  2,183  $  4,657 $  2,706
                              ========  ========   ======== ======== ========== ========   ==========   ========  ======== ========
Basic net income per share:
Before extraordinary item
and cumulative effect of a
   change in accounting
   principle ................ $    .07  $    .02   $    .08 $    .07 $      .06 $    .04   $      .15   $    .14  $    .35 $    .28
Extraordinary item ..........      .07       .07                                                                       .07      .07
Cumulative effect ...........     (.11)     (.17)                                                                     (.11)    (.17)
                              --------  --------   -------- -------- ---------- --------   ----------   --------  -------- --------
Basic net income per share .. $    .03  $   (.08)  $    .08 $    .07 $      .06 $    .04   $      .15   $    .14  $     31 $    .18
                              ========  ========   ======== ======== ========== ========   ==========   ========  ======== ========
Diluted net income per
share:
Before extraordinary item
and cumulative effect of a
   change in accounting
   principle ................ $    .07  $    .02   $    .08 $    .07 $      .06 $    .04   $      .15   $    .14  $    .34 $    .28
Extraordinary item ..........      .07       .07                                                                       .07      .07
Cumulative effect ...........     (.11)     (.17)                                                                     (.11)    (.17)
                              --------  --------                                                                  ======== ========
Diluted net income per
share ....................... $    .03  $   (.08)  $    .08 $    .07 $      .06 $    .04   $      .15   $    .14  $    .30 $    .18
                              ========  ========   ======== ======== ========== ========   ==========   ========  ======== ========
Stock Price:

   High                           8.50                 8.75                8.38                  6.75                 8.75
   Low                            4.50                 4.50                5.13                  3.14                 3.14

1999
Statement of operations
data:
Total revenues .............. $ 51,945             $ 51,221          $   48,533            $   41,713             $193,412
Gross profit ................   18,664               16,718              17,627               (62,237)              (9,228)
Net loss before
   extraordinary item .......     (231)             (1,584)              (5,868)              (64,573)             (72,256)
Extraordinary gain on early
   extinguishment of debt,
   net of income taxes of
   $1,970 ...................    3,660                   --                  --                    --                3,660
Net income (loss) ........... $  3,429             $ (1,584)         $   (5,868)           $  (64,573)            $(68,596)
                              ========             ========          ==========            ==========             ========
Basic net income (loss) per
share:
Before extraordinary item ... $   (.02)            $   (.11)         $     (.39)           $    (4.32)            $  (4.87)
Extraordinary item ..........      .25                                                                                 .25
Basic net income (loss) per
   share .................... $    .23             $   (.11)         $     (.39)           $    (4.32)            $  (4.62)
                              ========             ========          ==========            ==========             ========
Diluted net income (loss) per
share:
Before extraordinary item ... $   (.02)            $   (.11)         $     (.39)           $    (4.32)            $  (4.87)
Extraordinary item ..........      .24                   --                  --                    --                  .25
                              --------             --------          ----------            ----------             --------
Basic net income (loss) per
   share .................... $    .22             $   (.11)         $     (.39)           $    (4.32)            $  (4.62)
                              ========             ========          ==========            ==========             ========
Stock Price
   High                       $   9.56             $   9.50          $     8.88            $     6.94             $   9.56
   Low                        $   6.88             $   6.75          $     5.88            $     4.25             $   4.25

Note 16:   Restatement

     During February 2002, subsequent to the issuance of the Company's 2000 financial statements, the Company determined that in our adoption of SAB 101 we should have adopted service contract accounting for certain of our outsourcing contracts where we retain title to the related equipment. Accordingly, the Company changed its method of accounting for these contracts from the percentage of completion method under SOP 81-1 to service contract accounting. As a result, the accompanying consolidated financial statements as of December 31, 2000 and for the year then ended have been restated to give effect to the changes as of January 1, 2000. A summary of the significant effects of the restatement is as follows:

                                                                                2000
                                                                   As previously
                                                                     Reported      As Restated
                                                                  ---------------  -----------

At December 31:
Accounts receivable, net                                            $  49,734      $  49,859
Current portion of long-term contracts receivable                       3,178             -
Equipment used in outsourcing, net                                      9,757         14,150
Long-term contracts receivable                                          3,194             -
Deferred income taxes                                                  26,091         27,287
Warranty and other obligations                                          9,961         11,253
Accumulated deficit                                                   (53,847)       (55,798)

For the year ended December 31:
Service revenues                                                    $  42,073      $  38,042
Service cost of revenues                                               27,500         25,138
Income tax (provision) benefit                                         (3,334)        (2,700)
Net income (loss) before extraordinary item and cumulative effect       5,259          4,224
          of change in accounting principle
Cumulative effect of change in accounting principle, net of income     (1,646)        (2,562)
         taxes of $1,581
Net income (loss)..............................................     $   4,657      $   2,706
Basic
     Income (loss) before extraordinary item...................           .35            .28
     Cumulative effect                                                   (.11)          (.17)
     Basic net income (loss per share)                                    .31            .18

Diluted
     Income (loss) before extraordinary item...................           .34            .28
     Cumulative effect                                                   (.11)          (.17)
     Diluted net income (loss per share)                                  .30            .18

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

10.21 Form of Change of Control Agreement between Registrant and executive officers Tim Gelvin and Bob Whitney. (A) (10.1)

10.22 Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (K) (Exhibit 10.22)

10.23 Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (K) (Exhibit 10.23)

10.24       Third Amendment to Credit Agreement dated June 30, 2000. (L)
            (Exhibit 10.24)

12          Statement of Computation of Ratios. (M) (Exhibit 12)

21          Subsidiaries of the Registrant. (M) (Exhibit 21)

23          Independent Auditors' Consent

--------------
(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 Registration #33-49832), as amended, filed on July 22, 1992.

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

(M) Incorporated by reference to designated exhibit included in the Company's 2000 Annual Report on Form 10-K dated March 22, 2001.

 *   Management contract or compensatory plan or arrangement.

     Confidential treatment requested for a portion of this agreement.

4) Reports on Form 8-K:

     There were no Current Reports on Form 8-K filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 1st day of March, 2002.

                                           ITRON, INC.

                                           By: /s/ David G. Remington
                                              ------------------------------
                                                   David G. Remington
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 1st day of March, 2002.

                         Signature                                                         Title
                         ---------                                                         -----
                  /s/ S. Edward White                                              Chairman of the Board
-----------------------------------------------------------
                     S. Edward White

                  /s/ LeRoy D. Nosbaum                              President, and Chief Executive Officer and Director
-----------------------------------------------------------                    (Principal Executive Officer)
                     LeRoy D. Nosbaum

                  /s/ David G. Remington                                           Chief Financial Officer
-----------------------------------------------------------             (Principal Financial and Accounting Officer)
                     David G. Remington

                  /s/ Michael B. Bracy                                                    Director
-----------------------------------------------------------
                     Michael B. Bracy

                  /s/ Michael J. Chesser                                                  Director
-----------------------------------------------------------
                     Michael J. Chesser

                  /s/ Ted C. DeMerritt                                                    Director
-----------------------------------------------------------
                     Ted C. DeMerritt

                  /s/ Jon E. Eliassen                                                     Director
-----------------------------------------------------------
                     Jon E. Eliassen

                  /s/ Mary Ann Peters                                                     Director
-----------------------------------------------------------
                     Mary Ann Peters

                  /s/ Thomas S. Glanville                                                 Director
-----------------------------------------------------------
                     Thomas S. Glanville

                  /s/ Graham M. Wilson                                                    Director
-----------------------------------------------------------
                     Graham M. Wilson

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions                       Balance at end of period
                                                             ---------                       ------------------------
                                             Balance at beginning  Charged to costs
Description                                        of period         and expenses     Deductions     Current     Non current
-----------                                        ---------         ------------     ----------     --------    -----------
                                                                              ($ in thousands)
Year ended December 31, 1998:

     Inventory obsolescence.................        $ 3,824            $ 8,316         $ 7,374       $ 4,766         $  --
     Warranty...............................          3,518              7,381           4,953         5,100           846
     Allowance for doubtful accts...........            752                952             219         1,485            --

Year ended December 31, 1999:

     Inventory obsolescence.................        $ 4,766            $ 2,697         $ 4,093       $ 3,370         $  --
     Warranty...............................          5,946              5,717           4,801         6,062           800
     Allowance for doubtful accts...........          1,485              4,808           4,982         1,311            --

Year ended December 31, 2000:

     Inventory obsolescence.................        $ 3,370            $ 2,397         $ 1,991       $ 3,776         $  --
     Warranty...............................          6,862              3,572           4,618         5,090           726
     Allowance for doubtful accts...........          1,311                570             737         1,144            --

                                  EXHIBIT INDEX

 Exhibit
 Number                         Description of Exhibits
 ------                         -----------------------
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

10.20 Warranty and maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000. (J) (Exhibit 10.20)

 Exhibit
 Number                     Description of Exhibits
 ------                     -----------------------
10.21 Form of Change of Control Agreement between Registrant and executive officers Tim Gelvin and Bob Whitney. (A) (10.1)

10.22 Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (K) (Exhibit 10.22)

10.23 Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (K) (Exhibit 10.23)

10.24      Third Amendment to Credit Agreement dated June 30, 2000. (L) (Exhibit
           10.24)

12         Statement of Computation of Ratios. (M) (Exhibit 12)

21         Subsidiaries of the Registrant. (M) (Exhibit 21)

23         Independent Auditors' Consent

___________________
(A) Incorporated by reference to designated exhibit included in the Company's Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992.

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

(M) Incorporated by reference to designated exhibit included in the Company's 2000 Annual Report on Form 10-K dated March 22, 2001.

 *   Management contract or compensatory plan or arrangement.

  Confidential treatment requested for a portion of this agreement.