Form 10-Q/A
period 2001-03-31
ITRON INC /WA/
filed 2002-03-11
CIK 780571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(mark one)
[X] AMENDMENT NO.1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___
                                                             ---

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 15,505,712.

================================================================================

This amendment on Form 10-Q of Itron, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 included in its Form 10-Q for the three months ended March 31, 2001 and 2000, filed on May 15, 2001, related to its accounting for certain outsourcing contracts under which the Company retains title to the related equipment. See Note 8 to our condensed consolidated financial statements for further discussion of the matter.

                                   Itron, Inc.

                                Table of Contents
                                -----------------

                                                                                                   Page
                                                                                                   ----
Part 1: FINANCIAL INFORMATION

         Item 1: FINANCIAL STATEMENTS (UNAUDITED)
                  Condensed Consolidated Statements of Operations and Comprehensive
                           Income (Loss) (As Restated)                                               1
                  Condensed Consolidated Balance Sheets (As Restated)                                3
                  Condensed Consolidated Statements of Cash Flows (As Restated)                      4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Note 1: Basis of Presentation                                             5
                           Note 2: Earnings Per Share and Capital Structure                          5
                           Note 3: Balance Sheet Components                                          6
                           Note 4: Segment Information                                               6
                           Note 5: Restructuring                                                     7
                           Note 6: Contingencies                                                     7
                           Note 7: Impact of New Accounting Standards                                8
                           Note 8: Restatement                                                       8

         Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                           OVERVIEW                                                                  9
                           RESULTS OF OPERATIONS                                                     9
                              Revenues                                                               9
                              Gross Margin                                                          10
                              Operating Expense                                                     11
                              Other Income (Expense)                                                11
                              Income Taxes                                                          12
                              Extraordinary Item                                                    12
                              Cumulative Effect of a Change in Accounting Principle                 12
                           FINANCIAL CONDITION
                              Cash Flow Information                                                 12
                              Business Outlook                                                      13
                              Certain Forward-looking Statements                                    13

         Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                     14
                 MARKET RISK

Part 2: Other Information

         Item 1: Legal Proceedings                                                                  15
         Item 6: Exhibits and Reports on Form 8-K                                                   15

         Signature                                                                                  16

                          Part 1: FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)


(Unaudited, in thousands, except per share data)                                  Three months ended March 31,
Revenues                                                                          2001                  2000
                                                                           -----------------     ------------------
   Sales                                                                       $ 37,232              $ 36,596
   Service                                                                       10,239                10,329
                                                                           -----------------     ------------------
   Total revenues                                                                47,471                46,925
                                                                           -----------------     ------------------
Cost of revenues
   Sales                                                                         21,521                21,440
   Service                                                                        7,269                 8,179
                                                                           -----------------     ------------------
   Total cost of revenues                                                        28,790                29,619
                                                                           -----------------     ------------------
Gross profit                                                                     18,681                17,306

Operating expenses
   Sales and marketing                                                            5,585                 5,130
   Product development                                                            5,739                 6,176
   General and administrative                                                     3,275                 4,516
   Amortization of intangibles                                                      366                   466
   Restructurings                                                                     -                  (185)
                                                                           -----------------     ------------------
   Total operating expenses                                                      14,965                16,103
                                                                           -----------------     ------------------
Operating income                                                                  3,716                 1,203
Other income (expense)
   Equity in affiliates                                                              23                   507
   Interest and other, net                                                       (1,294)               (1,227)
                                                                           -----------------     ------------------
   Total other income (expense)                                                  (1,271)                 (720)
                                                                           -----------------     ------------------
Income before income taxes and extraordinary item                                 2,445                   483
Income tax (provision) benefit                                                     (956)                 (181)
                                                                           -----------------     ------------------
Income before extraordinary item and cumulative effect of a change in
   accounting principle                                                           1,489                   302
Extraordinary gain on early extinguishment of debt, net of income taxes
   of $570                                                                            -                 1,044
Cumulative effect of a change in accounting principle, net of income
   taxes of $1,581                                                                    -                (2,562)
                                                                           -----------------     ------------------
Net income (loss)                                                              $  1,489              $ (1,216)
                                                                           =================     ==================

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                          24                   (42)
   Unrealized holding gains                                                           7                     -
                                                                           -----------------     ------------------
   Other comprehensive income                                                        31                   (42)
                                                                           -----------------     ------------------
Comprehensive income (loss)                                                    $  1,520              $ (1,258)
                                                                           =================     ==================

                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)
                                   (continued)

(Unaudited, in thousands, except per share data)     Three months ended March 31,
                                                           2001                  2000
                                                   -----------------     ------------------
Earnings per share
Basic
   Income before extraordinary item                        $   .10               $   .02
   Extraordinary item                                            -                   .07
   Cumulative effect                                             -                  (.17)
                                                   -----------------     ------------------
   Basic net income (loss) per share                       $   .10               $  (.08)
                                                   =================     ==================
Diluted
   Income before extraordinary item                        $   .09               $   .02
   Extraordinary item                                            -                   .07
   Cumulative effect                                             -                  (.17)
                                                   -----------------     ------------------
   Diluted net income (loss) per share                     $   .09               $  (.08)
                                                   =================     ==================
Average number of shares outstanding
   Basic                                                    15,383                15,033
   Diluted                                                  15,690                15,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  (Unaudited, in thousands)

                                    ASSETS

                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                (As Restated)
                                                                              -------------------  -----------------
  Current assets
    Cash and cash equivalents                                                         $   14,812          $  21,216
    Short-term investments                                                                 8,278                  -
    Accounts receivable, net                                                              36,373             49,859
    Inventories, net                                                                      18,282             17,196
    Deferred income taxes                                                                  3,946              4,852
    Other                                                                                  1,802                899
                                                                              -------------------  -----------------
      Total current assets                                                                83,493             94,022

  Property, plant and equipment, net                                                      24,080             25,197
  Equipment used in outsourcing, net                                                      13,823             14,150
  Intangible assets, net                                                                  12,294             12,836
  Restricted cash                                                                          5,100                  -
  Deferred income taxes                                                                   27,318             27,287
  Other                                                                                    4,790              3,739
                                                                              -------------------  -----------------
      Total assets                                                                    $  170,898          $ 177,231
                                                                              ===================  =================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable and accrued expenses                                             $   27,708          $  30,171
    Wages and benefits payable                                                             4,665              9,244
    Mortgage notes and leases payable                                                        246                242
    Deferred revenue                                                                       8,150              9,025
                                                                              -------------------  -----------------
      Total current liabilities                                                           40,769             48,682
                                                                              -------------------  -----------------

  Convertible subordinated debt                                                           53,459             53,459
  Mortgage notes and leases payable                                                        5,026              5,074
  Project financing                                                                        6,528              6,671
  Warranty and other obligations                                                          11,152             11,253
                                                                              -------------------  -----------------
      Total liabilities                                                                  116,934            125,139
                                                                              -------------------  -----------------

  Shareholders' equity
    Common stock                                                                         110,082            109,730
    Accumulated other comprehensive loss                                                  (1,809)            (1,840)
    Accumulated deficit                                                                  (54,309)           (55,798)
                                                                              -------------------  -----------------
      Total shareholders' equity                                                          53,964             52,092
                                                                              -------------------  -----------------
      Total liabilities and shareholders' equity                                      $  170,898          $ 177,231
                                                                              ===================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)


                                                                                      Three months ended March 31,
  (Unaudited, in thousands)                                                              2001               2000
                                                                                      ----------          --------
  OPERATING ACTIVITIES
    Net income (loss)                                                                 $   1,489           $ (1,216)
    Noncash charges (credits) to income:
    Depreciation and amortization                                                         2,634              4,099
    Deferred income tax provision                                                           875                196
    Equity in affiliates, net                                                               (23)              (316)
    Extraordinary gain on early extinguishment of debt                                        -             (1,044)
    Cumulative effect of a change in accounting principle                                     -              2,562
    Loss on equipment sale or disposal                                                        -               (500)
    Changes in operating accounts:
       Accounts receivable                                                               13,486              6,129
       Inventories                                                                       (1,086)               359
       Accounts payable and accrued expenses                                             (2,549)             3,986
       Wages and benefits payable                                                        (4,579)            (5,321)
       Deferred revenue                                                                    (875)            (1,419)
       Other, net                                                                           (80)               298
                                                                                    -----------        -----------
  Cash provided by operating activities                                                   9,292              7,813

  INVESTING ACTIVITIES
  Purchase of short-term investments                                                     (8,278)                 -
  Reclassification of restricted cash balance                                            (5,100)
  Acquisition of property, plant and equipment                                             (671)            (1,254)
  Equipment used in outsourcing                                                              (1)            (2,225)
  Proceeds from sale of equipment used in outsourcing, net                                    -             32,000
  Proceeds from sale of business interest                                                     -                431
  Investment in affiliates                                                               (1,000)                 -
  Other, net                                                                               (796)              (582)
                                                                                    -----------        -----------
  Cash provided (used) by investing activities                                          (15,846)            28,370

  FINANCING ACTIVITIES
  Change in short-term borrowings, net                                                        -                425
  Payments on project financing, net                                                       (143)              (132)
  Convertible subordinated debt repurchase                                                    -             (2,098)
  Issuance of common stock                                                                  352                334
  Other, net                                                                                (59)              (218)
                                                                                    -----------        -----------
  Cash provided (used) by financing activities                                              150             (1,689)
                                                                                    -----------        -----------
  Increase (decrease) in cash and cash equivalents                                       (6,404)            34,494
  Cash and cash equivalents at beginning of period                                       21,216              1,538
                                                                                    -----------        -----------
  Cash and cash equivalents at end of period                                          $  14,812           $ 36,032
                                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements presented in this Form 10-Q/A are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three-month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 1, 2002. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

During the fourth quarter of 2000, the Company implemented SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B destination shipments. The implementation has been accounted for as a cumulative change in accounting principle in 2000. We restated our financial results for the first quarter of 2000 to conform revenue recognition to the requirements of SAB 101.

In addition, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2000, we changed our revenue recognition practice retroactively to January 1, 2000 for our two outsourcing contracts under which we retain title to the related equipment. See Note 8.

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


Note 2: Earnings Per Share and Capital Structure


(in thousands)                                                  Three months ended
                                                                     March 31,
                                                             -------------------------
                                                                 2001           2000
                                                                 ----           ----
Weighted average shares outstanding                            15,383         15,033
Effect of dilutive securities                                     307            345
                                                             ----------    -----------
Weighted average shares outstanding assuming conversion        15,690         15,378
                                                             ==========    ===========


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

Note 3:  Balance Sheet Components

                                                                              March 31,      December 31,
(in thousands)                                                                  2001             2000
                                                                          --------------    ---------------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $1,125 and $1,144)          $ 29,343         $  42,218
  Unbilled revenue                                                                7,030             7,641
                                                                          --------------    --------------
  Total accounts receivable                                                    $ 36,373         $  49,859
                                                                          ==============    ==============

Inventories, net
  Material                                                                     $  5,083         $   5,721
  Work in process                                                                   637               737
  Finished goods                                                                 11,425             9,723
                                                                          --------------    --------------
  Total manufacturing inventories                                                17,145            16,181
  Service inventories                                                             1,137             1,015
                                                                          --------------    --------------
  Total inventories                                                            $ 18,282         $  17,196
                                                                          ==============    ==============


Note 4:  Segment Information

We are internally organized around six strategic business units ("SBUs") focused on the customer segments that we serve. These SBUs are Electric Systems, Natural Gas Systems, Water & Public Power Systems, Energy Information Systems ("EIS"), International Systems, and Client Services.

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

Management has three primary measures for each of our operating segments: revenue, gross profit, and operating income. Of these three measures, operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense), excluding the allocation of corporate product development, marketing, miscellaneous manufacturing and certain other corporate expenses. Operating income is calculated as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Corporate consists of operating expenses not allocated to the other segments. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation, including all amounts related to Client Services, which was newly formed, effective January 1, 2001.

Segment revenues and operating results for the comparable quarters are detailed below.

                                             Three months ended March 31,
                                                    (in thousands)
                                                                                Client
                  Electric  Natural Gas  Water & PP      EIS      Internat'l   Services     Corporate      Total
                 ---------- -----------  ----------  ----------  ------------ ----------   -----------   ---------
2001
Revenues         $ 12,748    $  7,277     $  6,908    $  4,998     $  8,264     $ 7,276     $       -    $ 47,471
Cost of sales       6,579       3,211        3,518       2,403        5,734       5,989         1,356      28,790
                 ---------- -----------  ----------  ----------  ------------ ----------   ----------   ----------
Gross profit        6,169       4,066        3,390       2,595        2,530       1,287        (1,356)     18,681


Operating exp.      1,021         618          737       1,338        1,497          99         9,655      14,965
                 ---------- -----------  ----------  ----------  ------------ ----------   ----------   ----------
Operating
income/(loss)    $  5,148    $  3,448     $  2,653    $  1,257     $  1,033     $ 1,188     $ (11,011)   $  3,716
                 ========== ===========  ==========  ==========  ============ ==========   ==========   ==========

                          Three months ended March 31,
                                 (in thousands)

                                                                             Client
                Electric   Natural Gas   Water & PP    EIS     Internat'l   Services   Corporate    Total
               ---------- ------------- ------------ -------- ------------ ---------- ----------- --------
2000
Revenues        $ 10,294    $ 10,300      $ 10,368   $  5,247   $  3,017    $  7,699    $      -  $ 46,925
Cost of sales      4,495       4,470         5,404      2,708      1,588       7,688       3,266    29,619
                --------    --------      --------   --------   --------    --------    --------  --------
Gross profit       5,799       5,830         4,964      2,539      1,429          11      (3,266)   17,306

Operating exp        944         669           689      1,484      1,613         228      10,476    16,103
                --------    --------      --------   --------   --------    --------    --------  --------
Operating
income/(loss)   $  4,855    $  5,161      $  4,275   $  1,055   $   (184)   $   (217)   $(13,742) $  1,203
                ========    ========      ========   ========   ========    ========    ========  ========

Note 5: Restructuring

We recorded charges totaling $16.3 million in 1999 for restructuring activities that have improved efficiencies and reduced costs. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. There were no additional charges recorded in 2000 or 2001. Restructuring reserve balance adjustments and payments for the first three months of 2001 are detailed below (in thousands):

                                                 Reserve         Reserve                      Reserve
                                     Cash/       Balance         Balance                      Balance
                                   Non-Cash      12/31/00      Adjustments      Payments      3/31/01
                                 ------------  ------------  ---------------  ------------  -----------
Severance and related charges        Cash         $  159             $ -          $   43       $  116
Consolidation of facilities          Cash          2,616               -             323        2,293
                                               ------------  ---------------  ------------  -----------
Totals                                            $2,775             $ -          $  366       $2,409
                                               ============  ===============  ============  ===========

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

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on our financial position or results of operations. We believe we have made adequate provisions for such contingent liabilities. In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. While the ultimate outcome and its impact on our financial statements is undeterminable at this time, if we do not prevail or reach a favorable settlement in this case, the impact could have a material adverse affect on our financial condition.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a Mobile Automated Meter Reading System for approximately 360,000 of their meters, and sell meter reading data to them. At March 31, 2001, we had trade and contracts receivable totaling $421,000 from SCE and net capitalized equipment related to this contract of $9.7 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire more costly manual meter readers. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in the financial statements as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.

Note 7: Impact of New Accounting Standards

SFAS No. 133
------------
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Note 8: Restatement
-------------------
During February 2002, subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2001, the Company determined that in our adoption of SAB 101 we should have adopted service contract accounting for certain of our outsourcing contracts where we retain title to the related equipment. Accordingly, the Company changed its method of accounting for these contracts from the percentage of completion method under SOP 81-1 to service contract accounting. As a result, the accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 have been restated to give effect to the changes as of January 1, 2000. A summary of the significant effects of the restatement is as follows:

                                                                   2001                              2000
                                                     As previously                     As previously
                                                        Reported        As Restated       Reported        As Restated
                                                        --------        -----------       --------        -----------
At March 31, 2001:
Accounts receivable, net                               $   36,215       $   36,373
Current portion of long-term contracts receivable           3,250                -
Equipment used in outsourcing, net                          9,507           13,823
Long-term contracts receivable                              2,754                -
Deferred income taxes                                      26,091           27,318
Deferred revenue                                            7,675            8,150
Warranty and other obligations                              9,928           11,152
Accumulated deficit                                    $  (52,308)      $  (54,309)

For the three months ended March 31:
Service revenues                                       $   10,246       $   10,239       $   11,991       $   10,329
Service cost of revenues                                    7,194            7,269            8,710            8,179
Income tax (provision) benefit                               (986)            (956)            (610)            (181)
Income before extraordinary item and cumulative
   effect of change in accounting principle                 1,540            1,489            1,004              302
Cumulative effect of change in accounting principle                                          (1,646)          (2,562)
Net income (loss)                                      $    1,540       $    1,489       $      402       $   (1,216)

Basic
Income before extraordinary item                                                                .07              .02
Cumulative effect                                                                              (.11)            (.17)
Basic net income (loss per share)                                                               .03             (.08)

Diluted
Income before extraordinary item                              .10              .09              .07              .02
Cumulative effect                                                                              (.11)            (.17)
Diluted net income (loss) per share                           .10              .09              .03             (.08)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 8 to the condensed consolidated financial statements for a discussion of this matter. Also, as discussed in Note 4 to the condensed consolidated financial statements, we realigned our business segments in 2001. Information for the quarter ended March 31, 2000 has been reclassified to conform to the 2001 presentation.

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

Revenues                               Three months ended March 31,
                                       ----------------------------
($'s in millions)                                                 Increase
                                   2001             2000         (Decrease)
                                   ----             ----         ----------
Sales                            $  37.2         $  36.6             2%
Service                             10.3            10.3             0%
                                 --------        ---------
Total revenues                   $  47.5         $  46.9             1%
                                 ========        =========

Segment Revenues                       Three months ended March 31,
                                      ----------------------------
($'s in millions)                                                 Increase
                                   2001             2000         (Decrease)
                                   ----             ----         ----------
Electric                         $ 12.7          $  10.3            23%
Natural Gas                         7.3             10.3           (29%)
Water & Public Power                6.9             10.4           (34%)
Energy Information Systems          5.0              5.2            (4%)
International                       8.3              3.0           177%
Client Services                     7.3              7.7            (5%)
                                 --------        ---------
Total revenues                   $ 47.5          $  46.9             1%
                                 ========        =========

Revenues of $47.5 million for the quarter were up slightly from revenues of $46.9 million in the first quarter of last year. Included in last year's first quarter service revenues were $1.8 million in outsourcing revenues related to our Duquesne Light Company fixed network project, that we sold at the end of the first quarter of 2000. No customer represented more than 10% of total revenue during the first quarter of this year or last year.

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

Client Services segment revenues decreased 5% in the first quarter of 2001 compared with the first quarter of 2000 due to the aforementioned sale of our Duquesne Light Company project. Partially offsetting the Duquesne revenue loss were increased revenues from hardware maintenance contracts, time and material maintenance, and software maintenance contracts during the first quarter of 2001.

We do not place any particular significance on the quarter-to-quarter variations in SBU revenue, and expect the year's revenue in aggregate to show growth relative to last year in the range of 10% to 15%.

Gross Margin                                Three months ended March 31,
                                            ----------------------------
(as a % of corresponding revenue)                                      Increase
                                         2001            2000         (Decrease)
                                      ------------    ------------    ----------
Electric                                     48%             56%            (8%)
Natural Gas                                  56%             57%            (1%)
Water & Public Power                         49%             48%             1%
Energy Information Systems                   52%             48%             4%
International                                31%             47%           (16%)
Client Services                              18%              0%            18%
Corporate /(1)/                              (3%)            (7%)            4%
                                      ------------    ------------
Total gross margin                           39%             37%             2%
                                      ============    ============
(1)  Percent of total company revenue.


Total gross margin was 39% for the first quarter, up from 37% a year ago. We continue to realize increased domestic manufacturing efficiencies due in part to higher production volumes, a benefit from having substantially spun-off our low-volume manufacturing operations, and a continued attentiveness to margins and pricing.

Gross margin for the Electric segment decreased 8% and the Natural Gas segment decreased 1% due to a change in the mix of customers and products from the first quarter of 2000 to 2001.

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

In the Client Services segment, gross margin increased by 18% in 2001 compared with the first quarter of 2000. As discussed under revenues above, we had a substantial amount of revenue at a very low margin in the 2000 quarter, related to our outsourcing contract with Duquesne Light, that was absent in the 2001 quarter.

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

Operating Expenses                          Three months ended March 31,
                                    --------------------------------------------
($'s in millions)                                                     Increase
                                        2001            2000         (Decrease)
                                    ------------    ------------    ------------
Sales and marketing                    $   5.6         $   5.1            9%
Product development                        5.7             6.2           (7%)
General and administrative                 3.3             4.5          (27%)
Amortization of intangibles                0.4             0.5          (21%)
Restructurings                               -            (0.2)         100%
                                    ------------    ------------
Total operating expenses               $  15.0         $  16.1           (7%)
                                    ============    ============

Sales and Marketing expenses were 11.8% of revenues in the first quarter of 2001, compared to 10.9% in the first quarter of the prior year. The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system.

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

Other Income (Expense)                      Three months ended March 31,
                                            ----------------------------
($'s in millions)                                                     Increase
                                        2001            2000          Decrease
                                        ----            ----          --------
Equity in affiliates /(1)/             $     -         $   0.5          (95%)
Interest and other, net                   (1.3)           (1.2)          (6%)
                                    ------------    ------------
Total other income (expense)           $  (1.3)        $  (0.7)         (77%)
                                    ============    ============
(1) $23,168 in 2001

Equity in affiliates was higher in 2000 due to shipments for a large water contract through a marketing joint venture in which we have a 50% ownership interest. Also in 2000, we realized a $150,000 net gain on the sale of an interest in a partially owned venture.

Interest and other increased slightly year to year. Net interest expense was $1.1 million in the first quarter of 2001 compared with $1.6 million in 2000. The 31.3% decrease in 2001 was due primarily to a reduction of subordinated debt outstanding and an increase in invested cash. The reduction in subordinated debt resulted from a debt repurchase transaction in the first quarter of 2000. Other expenses increased $490,000 in the first quarter of 2001 compared to the first quarter of 2000. This is due primarily to the absence of a gain from the sale of a company forming part of our International SBU.

Income Taxes

The effective income tax rate is 39% in 2001 compared with 38% in 2000. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in differing domestic tax jurisdictions.

Extraordinary Item - Gain on Early Retirement of Debt

In the first quarter of 2000 we repurchased $3.8 million principal amount of subordinated debt for $2.1 million in cash. The gain on this early retirement of debt, net of expenses and income taxes, was $1.0 million.

Cumulative effect of a Change in Accounting Principle

     During the fourth quarter of 2000, the Company implemented SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B. destination shipments. The implementation has been accounted for as a cumulative change in accounting principle in 2000. We restated our financial results for the first quarter of 2000 to conform revenue recognition to the requirements of SAB 101.

     In addition, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2000, we changed our revenue recognition practice retroactively to January 1, 2000 for our two outsourcing contracts under which we retain title to the related equipment. See Note 8 to the condensed consolidated financial statements.

FINANCIAL CONDITION


Cash Flow Information                       Three months ended March 31,
                                            ----------------------------
($'s in millions)
                                                                      Increase
                                        2001            2000          Decrease
                                        ----            ----          --------
Operating activities                   $  9.2          $  7.8            18%
Investing activities                    (15.8)           28.4          (156%)
Financing activities                      0.2            (1.7)          112%
                                    ------------    ------------
Increase (decrease) in cash            $ (6.4)         $ 34.5          (119%)
                                    ============    ============

Operating activities:
Cash flow from operating activities was 18% higher in the first quarter of 2001 compared to the first quarter last year. This is due primarily to collections of receivables from shipments that occurred late in the prior quarter. Operating cash flow for 2001 is expected to be roughly twice last year's normalized cash flow which was $13.1 million excluding cash used in 2000 for restructuring.

Investing activities:
The primary investing activity in the first quarter of 2001 was the purchase of $8.3 million of investments with maturities not more than 13 months, to obtain higher interest yields. In addition we made investments of $500,000 each in two private companies. One company is a provider of meter reading services to energy service providers and end user customers, and the other is in the early stages of developing an in-home gateway communication technology. In the first quarter of 2000 we received $32 million from the sale of our network project at Duquesne Light Company to an affiliate of Duquesne. Finally, we reclassified $5.1 million into restricted cash for a collateralized letter of credit that has been outstanding since March 2000.

Financing activities:
Financing activities in the first quarter of 2000 included a $2.1 million repurchase and retirement of subordinated debt. No comparably significant financing transaction occurred during the first quarter of 2001.

At March 31, 2001, we had $23.1 million in cash, cash equivalents, and short-term investments. We also had $5.1 million of restricted cash that secures a $5.0 million letter of credit related to a long-term services contract. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2001 and 2002.

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

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of the Form 10-Q filed May 15, 2001. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We expect that revenues in 2001 will be 10% to 15% higher than in 2000, and net income after tax is expected to grow by at least 30%. Second quarter revenues are expected to be up 5% to 10% from the first quarter. We expect our operating margin will improve throughout 2001 based on additional improvements in gross margins offset partially by slightly higher investments in product development.

Certain Forward-Looking Statements
When included in this discussion, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, our ability to accurately forecast future revenues and costs on long-term contracts, increased competition and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of the 10-Q filed May 15, 2001. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

        There have been no significant changes to any other legal proceedings in which we are currently involved. See our annual report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 1, 2002, for a complete list of active issues.



Item 6: Exhibits and Reports on Form 8-K

a)      No exhibits were filed this quarter

b)      No 8-Ks were filed this quarter

        ________________________________________________________________________

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ITRON, INC.
                                    (Registrant)



                                    By:  /s/ David G Remington
                                         ---------------------
                                         David G. Remington
                                         Vice President and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)


Date: March 11, 2002