Form 10-Q/A
period 2001-06-30
ITRON INC /WA/
filed 2002-03-11
CIK 780571

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
                                 (509) 924-9900
   (Address and telephone number of registrant's principal executive offices)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---   ---

The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 15,668,924.
================================================================================

This amendment on Form 10-Q of Itron, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 included in its Form 10-Q for the three and six months ended June 30, 2001 and 2000, filed on August 13, 2001, related to its accounting for certain outsourcing contracts under which the Company retains title to the related equipment. See Note 8 to our condensed consolidated financial statements for further discussion of the matter.

                                   Itron, Inc.

                                Table of Contents
                                -----------------

                                                                                 Page
                                                                                 ----
Part I: FINANCIAL INFORMATION

     Item 1: FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Statements of Operations and Comprehensive
                   Income (Loss) (As Restated)                                     1
              Condensed Consolidated Balance Sheets (As Restated)                  3
              Condensed Consolidated Statements of Cash Flows (As Restated)        4
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Note 1: Basis of Presentation                                   5
                   Note 2: Earnings Per Share and Capital Structure                5
                   Note 3: Balance Sheet Components                                6
                   Note 4: Segment Information                                     6
                   Note 5: Restructuring                                           8
                   Note 6: Contingencies                                           8
                   Note 7: Impact of New Accounting Standards                      8
                   Note 8: Restatement                                             9

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                   OVERVIEW                                                        10
                    Certain Forward -looking Statements                            10
                   RESULTS OF OPERATIONS                                           11
                      Revenues                                                     11
                      Gross Margin                                                 12
                      Operating Expense                                            12
                      Other Income (Expense)                                       13
                      Income Taxes                                                 13
                      Extraordinary Item                                           13
                      Cumulative Effect of a Change in Accounting Principle        13
                   FINANCIAL CONDITION
                       Cash Flow Information                                       14
                       Business Outlook                                            14

     Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                        15
              MARKET RISK


Part II: Other Information

     Item 1: Legal Proceedings                                                     16
     Item 4: Submission of Matters to a Vote of Security Holders                   16
     Item 6: Exhibits and Reports on Form 8-K                                      16

     Signature                                                                     17

                          Part I: FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)

 (Unaudited, in thousands, except per share data)         Three months ended June 30,             Six months ended June 30,
                                                           2001                 2000               2001               2000
 Revenues
                                                      -----------------   ----------------   ----------------   ----------------
  Sales                                                      $ 42,404           $ 35,276           $ 79,636           $ 71,872
  Service                                                      10,610              9,294             20,849             19,623
                                                      -----------------   ----------------   ----------------   ----------------
  Total revenues                                               53,014             44,570            100,485             91,495
                                                      -----------------   ----------------   ----------------   ----------------
 Cost of revenues

  Sales                                                        23,584             21,441             45,105             42,881
  Service                                                       6,288              5,565             13,557             13,744
                                                      -----------------   ----------------   ----------------   ----------------
  Total cost of revenues                                       29,872             27,006             58,662             56,625
                                                      -----------------   ----------------   ----------------   ----------------
 Gross profit                                                  23,142             17,564             41,823             34,870
                                                      -----------------   ----------------   ----------------   ----------------

 Operating expenses

 Sales and marketing                                            6,486              5,109             12,071             10,239
 Product development                                            7,642              5,306             13,381             11,482
 General and administrative                                     3,603              4,167              6,878              8,683
 Amortization of intangibles                                      366                465                732                931
 Restructurings                                                  (807)                 -               (807)              (185)
                                                      ------------------------------------   ----------------   ----------------
 Total operating expenses                                      17,290             15,047             32,255             31,150
                                                      ------------------------------------   ----------------   ----------------
 Operating income                                               5,852              2,517              9,568              3,720
 Other income (expense)

 Equity in affiliates                                             (64)               248                (41)               755
 Interest and other, net                                         (737)              (972)            (2,031)            (2,199)
                                                      ------------------------------------   ----------------   ----------------
 Total other income (expense)                                    (801)              (724)            (2,072)            (1,444)
                                                      ------------------------------------   ----------------   ----------------

 Income before income taxes and extraordinary item

                                                                5,051              1,793              7,496              2,276
 Income tax provision                                          (1,893)              (678)            (2,849)              (859)
                                                      -----------------   ----------------   ----------------   ----------------
 Income before extraordinary item and cumulative
 effect of a change in accounting principle                     3,158              1,115              4,647              1,417

 Extraordinary gain on early extinguishment of
 debt, net of income taxes of $570                                  -                  -                  -              1,044
 Cumulative effect of a change in accounting
 principle, net of income taxes of $1,581                           -                  -                  -             (2,562)
                                                      -----------------   ----------------   ----------------   ----------------
 Net income (loss)                                           $  3,158           $  1,115           $  4,647           $   (101)
                                                      -----------------   ----------------   ----------------   ----------------

 Other comprehensive income, net of tax:

  Foreign currency translation adjustments                       (544)              (221)              (520)              (263)
  Unrealized holding gains                                         22                                    29                  -
                                                      -----------------   ----------------   ----------------   ----------------
  Other comprehensive income (loss)                              (522)              (221)              (491)              (263)
                                                      -----------------   ----------------   ----------------   ----------------
 Comprehensive income (loss)                                 $  2,636           $    894           $  4,156           $   (364)
                                                      =================   ================   ================   ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)
                                   (continued)

 (Unaudited, in thousands, except per share data)         Three months ended June 30,          Six months ended June 30,
                                                           2001                 2000                2001               2000
                                                      -----------------   ----------------    ----------------   ----------------
 Earnings per share
 Basic
 Income before extraordinary item                              $ 0.20            $  0.07              $ 0.30            $  0.09
 Extraordinary item                                                 -                  -                   -               0.07
 Cumulative effect                                                  -                  -                   -              (0.17)
                                                      -----------------   ----------------    ----------------   ----------------
 Basic net income (loss) per share                             $ 0.20            $  0.07              $ 0.30            $ (0.01)
                                                      =================   ================    ================   ================
 Diluted
 Income before extraordinary item                              $ 0.18            $  0.07              $ 0.27            $  0.09
 Extraordinary item                                                 -                  -                   -               0.07
 Cumulative effect                                                  -                  -                   -              (0.17)
                                                      -----------------   ----------------    ----------------   ----------------
 Diluted net income (loss) per share                           $ 0.18            $  0.07              $ 0.27            $ (0.01)
                                                      =================   ================    ================   ================
 Average number of shares outstanding
  Basic                                                        15,513             15,127              15,449             15,080
  Diluted                                                      18,716             15,339              18,137             15,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  (Unaudited, in thousands)

                                                           ASSETS

                                                                                               June 30,        December 31,
                                                                                                 2001             2000
                                                                                            (As Restated)
                                                                                          ----------------   ----------------
  Current assets
    Cash and cash equivalents                                                             $         17,860   $         21,216
    Short-term investments                                                                          13,555                  -
    Accounts receivable, net                                                                        35,353             49,859
    Inventories, net                                                                                17,693             17,196
    Deferred income taxes                                                                            2,332              4,852
    Other                                                                                            1,339                899
                                                                                          ----------------   ----------------
      Total current assets                                                                          88,132             94,022

  Property, plant and equipment, net                                                                23,888             25,197
  Equipment used in outsourcing, net                                                                13,491             14,150
  Intangible assets, net                                                                            11,789             12,836
  Restricted cash                                                                                    5,100                  -
  Deferred income taxes                                                                             27,301             27,287
  Other                                                                                              4,633              3,739
                                                                                          ----------------   ----------------
     Total assets                                                                         $        174,334   $        177,231
                                                                                          ================   ================

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable and accrued expenses                                                 $         25,860   $         30,171
    Wages and benefits payable                                                                       7,311              9,244
    Mortgage notes and leases payable                                                                  240                242
    Deferred revenue                                                                                 7,430              9,025
                                                                                          ----------------   ----------------
       Total current liabilities                                                                    40,841             48,682
                                                                                          ----------------   ----------------
  Convertible subordinated debt                                                                     53,429             53,459
  Mortgage notes and leases payable                                                                  4,978              5,074
  Project financing                                                                                  6,382              6,671
  Warranty and other obligations                                                                    11,226             11,253
                                                                                          ----------------   ----------------
       Total liabilities                                                                           116,856            125,139
                                                                                          ----------------   ----------------
  Shareholders' equity
    Common stock                                                                                   110,960            109,730
    Accumulated other comprehensive loss                                                            (2,331)            (1,840)
    Accumulated deficit                                                                            (51,151)           (55,798)
                                                                                          ----------------   ----------------
       Total shareholders' equity                                                                   57,478             52,092
                                                                                          ----------------   ----------------
       Total liabilities and shareholders' equity                                         $        174,334   $        177,231
                                                                                          ================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

                                                                                  Six months ended June 30,
(Unaudited, in thousands)                                                          2001                  2000
OPERATING ACTIVITIES
  Net income (loss)                                                             $  4,647              $   (101)
  Noncash charges (credits) to income:
  Depreciation and amortization                                                    5,181                 7,223
  Deferred income tax provision                                                    2,506                 1,962
  Equity in affiliates, net                                                           41                  (564)
  Extraordinary gain on early extinguishment of debt                                   -                (1,044)
  Cumulative effect of a change in accounting principle                                -                 2,562
  Changes in operating accounts:
     Accounts receivable                                                          14,506                11,798
     Inventories                                                                    (497)                 (415)
     Accounts payable and accrued expenses                                        (4,321)               (1,787)
     Wages and benefits payable                                                   (1,933)               (7,485)
     Deferred revenue                                                             (1,595)               (2,436)
     Other, net                                                                      413                  (467)
                                                                                --------              --------
  Cash provided) by operating activities                                          18,948                 9,246
                                                                                --------              --------

  INVESTING ACTIVITIES
  Purchase of short-term investments                                             (13,555)                    -
  Reclassification of restricted cash balance                                     (5,100)                    -
  Acquisition of property, plant and equipment                                    (2,165)               (2,490)
  Equipment used in outsourcing                                                        2                (4,452)
  Proceeds from sale of equipment used in outsourcing, net                             -                32,440
  Proceeds from sale of business interest                                              -                   431
  Investment in affiliates                                                        (1,000)                    -
  Other, net                                                                      (1,282)                 (736)
                                                                                --------              --------
  Cash provided (used) by investing activities                                   (23,100)               25,193
                                                                                --------              --------

  FINANCING ACTIVITIES
  Change in short-term borrowings, net                                                 -                (3,646)
  Payments on project financing                                                     (289)                 (267)
  Convertible subordinated debt repurchase                                           (30)               (2,104)
  Issuance of common stock                                                         1,230                 1,129
  Other, net                                                                        (115)                 (386)
                                                                                --------              --------
  Cash provided (used) by financing activities                                       796                (5,274)
                                                                                --------              --------

  Increase (decrease) in cash and cash equivalents                                (3,356)               29,165
  Cash and cash equivalents at beginning of period                                21,216                 1,538
                                                                                --------              --------
  Cash and cash equivalents at end of period                                    $ 17,860              $ 30,703
                                                                                ========              ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)

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

During the fourth quarter of 2000, the Company implemented the SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B destination shipments. The implementation has been accounted for as a cumulative change in accounting principle in 2000. We restated our financial results for each quarter of 2000 to conform revenue recognition to the requirements of SAB 101.

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

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2001 and 2000:

(in thousands)                                                          Three months ended             Six months ended
                                                                             June 30,                      June 30,
                                                                   ----------------------------    ------------------------
                                                                          (in thousands except per share data)
                                                                           ----------------------------------
                                                                        2001        2000            2001          2000
                                                                        ----        ----            ----          ----
Basic earnings per share:
Net income available (loss applicable) to common shareholders        $ 3,158        $ 1,115        $ 4,647        $ (101)
Weighted average shares outstanding                                   15,513         15,127         15,449        15,080
                                                                 -------------    -----------    -----------   -----------
Basic earnings per share                                              $ 0.20         $ 0.07         $ 0.30        $(0.01)
                                                                 =============    ===========    ===========   ===========

Diluted earnings per share:

Net income available (loss applicable) to common shareholders        $ 3,158        $ 1,115        $ 4,647        $ (101)
Interest on convertible debt, net of income taxes                        159              -            319             -
                                                                 -------------    -----------    -----------   -----------
Adjusted net income available (loss applicable) to common
shareholders, assuming conversion                                    $ 3,317        $ 1,115        $ 4,966        $ (101)
                                                                 =============    ===========    ===========   ===========

(in thousands)                                                   Three months ended June 30,    Six months ended June 30,
                                                                 ---------------------------    -------------------------
                                                                            (in thousands except per share data)
                                                                            ------------------------------------
                                                                        2001         2000           2001          2000
                                                                        ----         ----           ----          ----
Weighted average shares outstanding                                   15,513         15,127         15,449        15,080
Effect of dilutive securities:
  Employee stock options                                               1,652            212          1,135           280
  Convertible debt                                                     1,551              -          1,553             -
                                                                 -------------    -----------    -----------   -----------
Adjusted weighted average shares and assumed conversions              18,716         15,339         18,137        15,360
                                                                 =============    ===========    ===========   ===========
Diluted earnings (loss) per share                                      $0.18          $0.07          $0.27        $(0.01)
                                                                 =============    ===========    ===========   ===========

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. Diluted shares outstanding increased substantially during the quarter to 20.3 million, compared to 15.7 million in the first quarter of 2001 and 15.3 million in the second quarter of 2000. The average price of Itron common stock was $13.98 in the second quarter of 2001, compared to $6.98 in the first quarter of 2001 and $5.97 in the second quarter of 2000.

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

Note 3: Balance Sheet Components

                                                                                  June 30,           December 31,
(in thousands)                                                                      2001                 2000
                                                                                ------------         ------------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $970 and $1,144)                  $29,274           $42,218
  Unbilled revenue                                                                     6,079             7,641
                                                                                ------------         -----------
  Total accounts receivable                                                          $35,353           $49,859
                                                                                ============         ===========

Inventories, net
  Material                                                                           $ 4,750           $ 5,721
  Work in process                                                                        805               737
  Finished goods                                                                      11,047             9,723
                                                                                ------------         ----------
  Total manufacturing inventories                                                     16,602            16,181
  Service inventories                                                                  1,091             1,015
                                                                                ------------         -----------
  Total inventories                                                                  $17,693           $17,196
                                                                                ============         ===========

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

Management has three primary measures for each of our operating segments: revenue, gross margin, and operating income. Of these three measures, operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense), excluding the allocation of corporate product development, marketing, miscellaneous manufacturing and certain other corporate expenses. Operating income is calculated as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Corporate consists of operating expenses not allocated to the other segments. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation, including all amounts related to Client Services, which was newly formed, effective January 1, 2001.

Segment revenues and operating results for the comparable quarters are detailed below.


                                                    Three months ended June 30,
                                                           (in thousands)
                                                                                         Client
                   Electric    Natural Gas    Water & PP       EIS        Internat'l    Services     Corporate      Total
                  ---------    -----------    ----------     --------     ----------    --------     ---------     ---------
2001
Revenues          $ 15,813     $   7,123      $  11,957      $  3,972     $  6,519      $  7,630     $       -     $  53,014
Cost of sales        8,814         3,072          6,231         2,271        3,556         5,053           875        29,872
                  --------     ---------      ---------      --------     --------      --------     ---------     ---------
Gross profit         6,999         4,051          5,726         1,701        2,963         2,577          (875)       23,142

Operating exp.       1,211           624            853         1,943        1,818           111        10,730        17,290
                  --------     ---------      ---------      --------     --------      --------     ---------     ---------
Operating
income/(loss)     $  5,788     $   3,427      $   4,873      $   (242)    $  1,145      $  2,466     $ (11,605)    $   5,852
                  ========     =========      =========      ========     ========      ========     =========     =========

2000
Revenues          $  6,365     $  10,034      $  13,170      $  5,836     $  2,643      $  6,522     $       -     $  44,570
Cost of sales        3,090         4,014          6,873         2,832        1,463         5,386         3,348        27,006
                  --------     ---------      ---------      --------     --------      --------     ---------     ---------
Gross profit         3,275         6,020          6,297         3,004        1,180         1,136        (3,348)       17,564

Operating exp.         867           660            725         1,581        1,409           214         9,591        15,047
                  --------     ---------      ---------      --------     --------      --------     ---------     ---------
Operating
income/(loss)     $  2,408     $   5,360      $   5,572      $  1,423     $   (229)     $    922     $ (12,939)    $   2,517
                  ========     =========      =========      ========     ========      ========     =========     =========


                                                       Six months ended June 30,
                                                           (in thousands)
                                                                                         Client
                    Electric    Natural Gas     Water & PP       EIS       Internat'l    Services     Corporate       Total
                  ------------ ------------   -------------  -----------  -----------   ---------    ------------ ----------
2001
Revenues          $ 28,561     $  14,400      $  18,865      $   8,970    $ 14,783      $ 14,906     $        -    $ 100,485
Cost of sales       15,393         6,283          9,749          4,674       9,290        11,042          2,231       58,662
                  --------     ---------      ---------      ---------    --------      ---------    ----------    ---------
Gross profit        13,168         8,117          9,116          4,296       5,493         3,864         (2,231)      41,823

Operating exp.       2,232         1,242          1,590          3,281       3,315           210         20,385       32,255
                  --------     ---------      ---------      ---------    --------      ---------    ----------    ---------
Operating
income/(loss)     $ 10,936     $   6,875      $   7,526      $   1,015    $  2,178      $  3,654     $  (22,616)   $   9,568
                  ========     =========      =========      =========    ========      ========     ==========    =========

2000
Revenues          $ 16,659     $  20,334      $  23,538      $  11,083    $  5,660      $ 14,221     $        -    $  91,495
Cost of sales        7,585         8,484         12,277          5,540       3,051        13,074          6,614       56,625
                  --------     ---------      ---------      ---------    --------      --------     ----------    ---------
Gross profit         9,074        11,850         11,261          5,543       2,609         1,147         (6,614)      34,870

Operating exp.       1,811         1,329          1,414          3,065       3,022           442         20,067       31,150
                  --------     ---------      ---------      ---------    --------      --------     ----------    ---------
Operating
income/(loss)     $  7,263     $  10,521      $   9,847      $   2,478    $   (413)     $    705     $  (26,681)   $   3,720
                  ========     =========      =========      ==========   ========      ========     ==========    =========

Note 5: Restructuring

We recorded charges totaling $16.3 million in 1999 for restructuring activities that have improved efficiencies and reduced costs. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. In the second quarter of 2001, we increased our severance reserve by $0.2 million for remaining obligations that will be fully recognized by the third quarter of 2002, and decreased our consolidation of facilities reserve based on our sublease of vacated space and issues related thereto. Restructuring reserve balance adjustments and payments for the first six months of 2001 are detailed below (in thousands):


                                                     Reserve          Reserve                        Reserve
                                       Cash/         Balance          Balance                        Balance
                                     Non-Cash        12/31/00        Adjustment       Payments       6/30/01
                                   -----------    ------------     --------------    ----------    ----------
Severance and related charges         Cash          $    159         $   206          $   145       $   220
Consolidation of facilities           Cash             2,616          (1,013)             442         1,161
                                                    --------         -------          -------       -------
Totals                                              $  2,775         $  (807)         $   587       $ 1,381
                                                    ========         =======          =======       =======

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

In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. We are also both a plaintiff and a defendant in litigation relating to the sub-lease of our Lakeville, Minnesota facility. While the ultimate outcome and its impact on our financial statements is undeterminable at this time, if we do not prevail or reach a favorable settlement in either of these cases, the impact could have a material adverse affect on our financial condition.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a Mobile Automated Meter Reading System for approximately 360,000 of their meters, and sell meter reading data to them. At June 30, 2001, we had trade and contracts receivable totaling $639,000 from SCE and net capitalized equipment related to this contract of $9.5 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire more costly manual meter readers. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in our financial statements, as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.

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

Note 8:  Restatement

During February 2002, subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2001, the Company determined that in our adoption of SAB 101 we should have adopted service contract accounting for certain of our outsourcing contracts where we retain title to the related equipment. Accordingly, the Company changed its method of accounting for these contracts from the percentage of completion method under SOP 81-1 to service contract accounting. As a result, the accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2000 have been restated to give effect to the changes as of January 1, 2000. A summary of the significant effects of the restatement is as follows:

                                                                    2001                                   2000
                                                      As previously                        As previously
                                                          Reported     As Restated           Reported            As Restated
                                                          --------     -----------           --------            -----------

At June 30, 2001:
Accounts receivable, net                              $   35,100     $  35,353
Current portion of long-term contracts receivable          3,330             -
Equipment used in outsourcing, net                         9,272        13,491
Long-term contracts receivable                             2,773             -
Deferred income taxes                                     26,091        27,301
Deferred revenue                                           7,171         7,430
Warranty and other obligations                             9,931        11,226
Accumulated deficit                                   $  (49,177)    $ (51,151)

For the three months ended June 30:
Service revenues                                      $   10,470     $  10,610             $  10,109            $  9,294
Service cost of revenues                                   6,192         6,288                 6,319               5,565
Income tax provision                                      (1,877)       (1,893)                 (702)               (678)
Income before extraordinary item and cumulative
     effect of change in accounting principle              3,130         3,158                 1,153               1,115
Net income                                            $    3,130     $   3,158             $   1,153            $  1,115

Basic
Income before extraordinary item                                                                 .08                 .07
Basic net income per share                                                                       .08                 .07

Diluted
Income before extraordinary item                                                                 .08                 .07
Diluted net income per share                                                                     .08                 .07

For the six months ended June 30:
Service revenues                                      $   20,716     $  20,849             $  22,100            $ 19,623
Service cost of revenues                                  13,386        13,557                15,029              13,744
Income tax provision                                      (2,863)       (2,849)               (1,312)               (859)
Income before extraordinary item and cumulative
     effect of change in accounting principle              4,670         4,647                 2,157               1,417
Cumulative effect of change in accounting principle                                           (1,646)             (2,562)
Net income (loss)                                     $    4,670     $   4,647             $   1,555           $    (101)

                                                                    2001                                  2000
                                                      As previously                        As previously
                                                          Reported     As Restated           Reported            As Restated
                                                          --------     -----------           --------            -----------
Basic
Income before extraordinary item                                                                   .14               .09
Cumulative effect                                                                                 (.11)             (.17)
Basic net income (loss) per share                                                                  .10              (.01)

Diluted
Income before extraordinary item                                                                   .14               .09
Cumulative effect                                                                                 (.11)             (.17)
Diluted net income (loss) per share                                                                .10              (.01)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 8 to the condensed consolidated financial statements for a discussion of this matter. Also, as discussed in Note 4 to the condensed consolidated financial statements, we realigned our business segments in 2001. Information for the three and six months ended June 30, 2000 has been reclassified to conform to the 2001 presentation.

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

Certain Forward-Looking Statements

This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on March 1, 2002.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words "expects," "intends," "anticipates," "believes," "plans," "projects," "estimates," and "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, our ability to accurately forecast future revenues and costs on long-term contracts, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the 10-Q filed August 13, 2001. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 1, 2002.

RESULTS OF OPERATIONS

The following tables show our revenue and percentage change from the prior year by sales or service and by segment.

Revenues                                Three months ended June 30,                    Six months ended June 30,
                                        ---------------------------                    -------------------------
($s in millions)                                                Increase                                      Increase
                                     2001            2000      (Decrease)           2001           2000      (Decrease)
                                     ----            ----      ----------           ----           ----      ----------
Sales                              $ 42.4           $ 35.3           20%          $ 79.7          $ 71.9           11%
Service                              10.6              9.3           14%            20.8            19.6            6%
                                -----------     -----------                    -----------    -----------
Total revenues                     $ 53.0           $ 44.6           19%          $100.5          $ 91.5           10%
                                ===========     ===========                    ===========    ===========

Segment Revenues                       Three months ended June 30,                    Six months ended June 30,
                                       ---------------------------                    -------------------------
($s in millions)                                                Increase                                      Increase
                                     2001            2000      (Decrease)           2001           2000      (Decrease)
                                     ----            ----      ----------           ----           ----      ----------
Electric                           $ 15.8           $  6.4          147%          $ 28.5          $ 16.7           71%
Natural Gas                           7.1             10.0          (29%)           14.4            20.3          (29%)
Water & Public Power                 12.0             13.2           (9%)           18.9            23.5          (20%)
Energy Information Systems            4.0              5.8          (31%)            9.0            11.1          (19%)
International                         6.5              2.7          141%            14.8             5.7          160%
Client Services                       7.6              6.5           17%            14.9            14.2            5%
                                -----------     -----------                    -----------    -----------
Total revenues                     $ 53.0           $ 44.6           19%          $100.5          $ 91.5           10%
                                ===========      ==========                    ===========    ===========

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

International revenues increased 141% compared to the second quarter of 2000, due to significant handheld sales to customers in Japan and Australia, as well as increased meter module sales in France. Revenues were lower than those in the first quarter of 2001, as handheld shipments to the customers in Japan were completed. Revenues in this segment are expected to be lower in the second half of 2001, compared with the first half, but higher for the full year 2001 compared with 2000.

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

Gross Margin                                   Three months ended June 30,                Six months ended June 30,
                                               ---------------------------                -------------------------
(as a % of corresponding revenue)                                       Increase                                 Increase
                                             2001          2000        (Decrease)        2001          2000     (Decrease)
                                             ----          ----        ---------         ----          ----     ---------
Electric                                      44%           51%           (7%)            46%           54%         (8%)
Natural Gas                                   57%           60%           (3%)            56%           58%         (2%)
Water & Public Power                          48%           48%            -              48%           48%          -
Energy Information Systems                    43%           51%           (8%)            48%           50%         (2%)
International                                 45%           45%            -              37%           46%         (9%)
Client Services                               34%           17%           17%             26%            8%         18%
Corporate /(1)/                               (2%)          (8%)           6%             (2%)          (7%)         5%
                                        -----------    ----------                   -----------    ----------
Total gross margin                            44%           39%            5%             42%           38%          4%
                                        ===========    ==========                   ===========    ==========

(1)      Percent of total company revenue.

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

Gross margin for the Electric segment decreased 7% and the Natural Gas segment decreased 3% due to a change in the mix of customers and products from the first and second quarters of 2000 to 2001. Gross margins can vary from period-to-period depending on the component mix and committed volumes.

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

In the Client Services segment, gross margin increased by 17% in the second quarter of 2001 compared with the second quarter of 2000. Year to date, the gross margin improved 18%. The primary driver of the margin improvement is an increase in service contract revenues without a corresponding increase in costs to support those revenues. In addition, we are seeing lower pricing on our field service depot costs related to the spin-off of our manufacturing and field service depot services in 2000.

Unallocated corporate cost of sales was lower in 2001, compared to 2000, primarily due to efficiencies gained through the consolidation of our domestic manufacturing facilities. Also, purchase price variances, which are reflected in unallocated corporate cost of sales, were favorable in 2001, due in part to general market price improvements for electronic components.

Operating Expenses                   Three months ended June 30,                 Six months ended June 30,
                                     ---------------------------                 -------------------------
($s in millions)                                            Increase                                    Increase
                                   2001          2000      (Decrease)          2001          2000      (Decrease)
                                   ----          ----      ----------          ----          ----      ----------
Sales and marketing            $    6.5         $  5.1          27%          $ 12.1        $ 10.2           19%
Product development                 7.6            5.3          43%            13.4          11.5           17%
General and administrative          3.6            4.1         (12%)            6.9           8.7          (21%)
Amortization of intangibles         0.4            0.5         (20%)            0.7           0.9          (22%)
Restructurings                     (0.8)             -           -             (0.8)         (0.2)        (300%)
                               -----------    ----------                  -----------    ----------
Total operating expenses       $   17.3         $ 15.0          15%          $ 32.3        $ 31.1            4%
                               ===========    ==========                  ===========    ==========

Sales and marketing expenses were 12.2% and 12.0% of revenues for the three and six months ended June 30, 2001, respectively, compared to 11.5% and 11.2% for the three and six months ended June 30, 2000, respectively. The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system, increased International spending in sales, additional resources related to strategy and business development activities, and increased commissions due to higher revenue.

Product development expenses were 14.4% and 13.3% of revenues for the three and six months ended June 30, 2001, respectively, compared to 11.9% and 12.5% for the three and six months ended June 30, 2000, respectively. The majority of the increase is due to a number of new products under development which fall into a general description of next generation communication technology, and associated increased staffing. Longer-term, we believe product development should be between 11% and 13% of revenues, but we expect to exceed this range for the remainder of 2001.

General and administrative costs were 6.8% and 6.8% of revenues for the three and six months ended June 30, 2001, respectively, compared to 9.3% and 9.5% for the three and six months ended June 30, 2000, respectively. The primary drivers for the decrease in both periods in 2001 were the favorable negotiation of a new communications contract, reduced legal fees for patent and FCC matters, and a change in the allocations for distributing support-related expenses to internal departments.

For the three months and six months ended June 30, 2001 an adjustment was made that reduced the restructuring reserve balance due to a second quarter $1.0 million reversal of expected losses for consolidation of facilities based on the sublease of the space and an adjustment was made that increased the restructuring reserve balance due to an accrual of $0.2 million in additional severance charges.

Other Income (Expense)                       Three months ended June 30                 Six months ended June 30,
                                             --------------------------                 -------------------------
 ($s in millions)                                                   Increase                                 Increase
                                          2001          2000        Decrease         2001          2000      Decrease
                                          ----          ----        --------         ----          ----      --------
Equity in affiliates                     $ (0.1)       $  0.3        (133%)         $ (0.1)       $  0.8        (113%)
Interest and other, net                    (0.7)         (1.0)         30%            (2.0)         (2.2)          9%
                                         ------        ------                       ------        ------
Total other income (expense)             $ (0.8)       $ (0.7)        (14%)         $ (2.1)       $ (1.4)        (50%)
                                         ======        =====                        ======        ======

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

Net interest and other decreased slightly in 2001, for both the quarter and year to date, due to higher interest income from higher levels of cash and investments in 2001.

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

Cumulative effect of a Change in Accounting Principle

     During the fourth quarter of 2000, the Company implemented SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance and F.O.B. destination shipments. The implementation has been accounted for as a cumulative change in accounting principle in 2000. We restated our financial results for each quarter of 2000 to conform revenue recognition to the requirements of SAB 101.

     In addition, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2000, we changed our revenue recognition practice retroactively to January 1, 2000 for our two outsourcing contracts under which we retain title to the related equipment. See Note 8 to the condensed consolidated financial statements.

FINANCIAL CONDITION

Cash Flow Information                   Three months ended June 30,                 Six months ended June 30,
                                        --------------------------                  -------------------------
($s in millions)                                               Increase                                    Increase
                                     2001           2000      (Decrease)         2001           2000      (Decrease)
                                     ----           ----      ----------         ----           ----      ----------
Operating activities                $  9.7        $  1.5         547%          $  18.9        $   9.3         103%
Investing activities                  (7.3)         (3.2)       (128%)           (23.1)          25.2        (192%)
Financing activities                    .6          (3.6)        117%               .8           (5.3)        115%
                                    ------        ------                       -------        -------
Increase (decrease) in cash         $  3.0        $ (5.3)        157%          $  (3.4)       $  29.2        (112%)
                                    ======        ======                       =======        =======

Operating activities:
Cash flow from operating activities year-to-date was significantly higher in 2001 compared to 2000. Operating cash flow in the first half of 2000 included approximately $7.3 million of cash used for restructuring related payments. Without those payments, normalized cash flow in the first half of 2000, would have been $16.6 million. Increased earnings is the primary factor driving the improved cash flow from operations in 2001. Operating cash flow for 2001 is expected to be at least $30 million.

Investing activities:
The primary investing activity in the second quarter of 2001 was the purchase of $5.3 million of investments with maturities not more than 13 months. Year to date, $13.6 million of short-term investments have been purchased in order to achieve higher interest yields. In the first quarter of 2001, we made investments of $500,000 each in two private companies. One company is a provider of meter reading services to energy service providers and end-user customers, and the other is in the early stages of developing in-home energy gateway communication technology. In the first quarter of 2001, we reclassified $5.1 million into restricted cash for a collateralized letter of credit that has been outstanding since March 2000.

In the second quarter of 2000, our investments primarily consisted of equipment used in our outsourcing business and capital acquisitions. In the first half of 2000 we received $33 million from the sale of our network project at Duquesne Light Company to an affiliate of Duquesne.

Financing activities:
Financing activities in the first quarter of 2000 included a $2.1 million repurchase and retirement of subordinated debt. No comparably significant financing transaction occurred during the first or second quarter of 2001.

At June 30, 2001, we had $31.4 million in cash, cash equivalents, and short-term investments. We also had $5.1 million of restricted cash that secures a $5.0 million letter of credit related to a long-term services contract. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

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

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of Form 10-Q filed on August 13, 2001. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We expect revenues for the full year 2001 will be approximately 15% higher than in 2000. We expect increased product development spending in the second half of 2001 compared to the first half of 2001, but look for operating margins to improve as a percentage of revenue in the second half of 2001 compared with the first half. We expect diluted earnings per share for the full year 2001 to be between $0.55 and $0.60.

Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk: As a global concern, we conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Total International revenue approximates 15% of total revenue. As we currently do not use derivative instruments to manage foreign currency exchange rate risk, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

          There have been no significant changes to any other legal proceedings in which we are currently involved. See our annual report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 1, 2002, for a complete list of legal proceedings.

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

          NOMINEE                         IN FAVOR                WITHHELD
          -------                         --------                --------

          Thomas S. Glanville             13,681,602               31,103
          Michael J. Chesser              13,661,784               50,921
          LeRoy D. Nosbaum                12,214,751            1,497,954


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