Form 10-Q/A
period 2001-09-30
ITRON INC /WA/
filed 2002-03-11
CIK 780571

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No_____
                                                               -----

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 15,916,103.

================================================================================

   This amendment on Form 10-Q of Itron, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 included in its Form 10-Q for the three and nine months ended September 30, 2001 and 2000, filed on November 8, 2001, related to its accounting for certain outsourcing contracts under which the Company retains title to the related equipment. See Note 8 to our condensed consolidated financial statements for further discussion of the matter.

                                   Itron, Inc.

                                Table of Contents
                                -----------------

                                                                                                 Page
                                                                                                 ----
Part I: FINANCIAL INFORMATION

         Item 1: FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Statements of Operations and Comprehensive
                           Income (Loss)(As Restated)                                         1
                  Condensed Consolidated Balance Sheets (As Restated)                         3
                  Condensed Consolidated Statements of Cash Flows (As Restated)               4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Note 1: Basis of Presentation                                         5
                        Note 2: Earnings Per Share and Capital Structure                      5
                        Note 3: Balance Sheet Components                                      6
                        Note 4: Segment Information                                           6
                        Note 5: Restructuring                                                 7
                        Note 6: Contingencies                                                 8
                        Note 7: Recent Accounting Pronouncements                              8
                        Note 8: Restatement                                                   9

         Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                        Certain Forward-Looking Statements                                   11
                        OVERVIEW                                                             11
                        RESULTS OF OPERATIONS                                                12
                           Revenues                                                          12
                           Gross Margin                                                      13
                           Operating Expenses                                                13
                           Other Income (Expense)                                            14
                           Income Taxes                                                      14
                           Extraordinary Item                                                14
                           Cumulative effect of a Change in Accounting Principle             14
                        FINANCIAL CONDITION
                            Cash Flow Information                                            15
                            Business Outlook                                                 15

         Item 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                              16
                  MARKET RISK

Part II: Other Information

         Item 1: Legal Proceedings                                                           17
         Item 6: Exhibits and Reports on Form 8-K                                            17

         Signature                                                                           18

                          Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS (UNAUDITED)
                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)

(Unaudited, in thousands, except per share data)     Three months ended September 30,      Nine months ended September 30,
                                                         2001                 2000             2001                2000
  Revenues
  Sales                                                  $  50,424        $  31,468           $ 130,060       $  103,340
  Service                                                   10,431            9,224              31,280           28,847
                                                     ---------------   --------------       --------------   -------------
  Total revenues                                            60,855           40,692             161,340          132,187
                                                     ---------------   --------------       --------------   -------------
Cost of revenues
  Sales                                                     27,127           18,538              72,232           61,419
  Service                                                    6,675            5,825              20,232           19,569
                                                     ---------------   --------------      ---------------   -------------
  Total cost of revenues                                    33,802           24,363              92,464           80,988
                                                     ---------------   --------------      ---------------   -------------
Gross profit                                                27,053           16,329              68,876           51,199

Operating expenses
Sales and marketing                                          7,390            5,086              19,461           15,325
Product development                                          8,210            4,632              21,591           16,114
General and administrative                                   3,778            4,363              10,656           13,046
Amortization of intangibles                                    377              465               1,109            1,396
Restructuring                                                    -                -                (807)            (185)
                                                     ---------------   --------------       --------------   -------------
Total operating expenses                                    19,755           14,546              52,010           45,696
                                                     ---------------   --------------       --------------   -------------
Operating income                                             7,298            1,783              16,866            5,503
Other income (expense)

Equity in affiliates                                           (74)             138                (115)             893
Interest and other, net                                       (911)            (915)             (2,942)          (3,114)
                                                     ---------------   --------------       --------------   -------------
Total other income (expense)                                  (985)            (777)             (3,057)          (2,221)
                                                     ---------------   --------------       --------------   -------------
Income before income taxes and extraordinary item            6,313            1,006              13,809            3,282
Income tax provision                                        (2,409)            (382)             (5,258)          (1,241)
                                                     ---------------   --------------       --------------   -------------
Income before extraordinary item and cumulative
effect of a change in accounting principle                   3,904              624               8,551            2,041
Extraordinary gain on early extinguishment of debt,
net of income taxes of $570                                      -                -                   -            1,044
Cumulative effect of a change in accounting
principle, net of income taxes of $1,581                         -                -                   -           (2,562)
                                                     ---------------   --------------       --------------   -------------
Net income                                               $   3,904        $     624           $   8,551       $      523
                                                     ===============   ==============       ===============  =============
Other comprehensive income, net of tax:
 Foreign currency translation adjustments                      339             (159)               (181)            (422)
 Unrealized holding gains                                       45                -                  74                -
                                                     ---------------   --------------    --------------      -----------
 Other comprehensive income                                    384             (159)               (107)            (422)
                                                     ---------------   --------------    --------------      -----------
Comprehensive income                                     $   4,288        $     465           $   8,444       $      101
                                                     ===============   ==============    ==============      ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (AS RESTATED)
                                   (continued)

(Unaudited, in thousands, except per share data)      Three months ended September 30,        Nine months ended September 30,
                                                         2001               2000                  2001                  2000
Earnings per share
Basic
Income before extraordinary item                        $      0.25        $      0.04        $       0.55       $        0.13
Extraordinary item                                                -                  -                   -                0.07
Cumulative effect                                                 -                  -                   -               (0.17)
                                                    -----------------  -----------------  ------------------  ------------------
Basic net income per share                              $      0.25        $      0.04        $       0.55       $        0.03
                                                    =================  =================  ==================  ==================
Diluted
Income before extraordinary item                        $      0.21        $      0.04        $       0.49       $        0.13
Extraordinary item                                                -                  -                   -                0.07
Cumulative effect                                                 -                  -                   -               (0.17)
                                                    -----------------  -----------------  ------------------  ------------------
Diluted net income per share                            $      0.21        $      0.04        $       0.49       $        0.03
                                                    =================  =================  ==================  ==================
Average number of shares outstanding
 Basic                                                       15,667             15,237              15,522              15,132
 Diluted                                                     19,071             15,512              18,414              15,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

  (Unaudited, in thousands)

                                              ASSETS

                                                                                  September 30,  December 31,
                                                                                      2001           2000
                                                                                 (As Restated)
                                                                                 -------------  ------------
Current assets
  Cash and cash equivalents                                                          $  13,043     $  21,216
  Short-term investments                                                                15,675             -
  Accounts receivable, net                                                              44,796        49,859
  Inventories, net                                                                      16,929        17,196
  Deferred income taxes                                                                  2,909         4,852
  Other                                                                                    906           899
                                                                                 -------------  ------------
    Total current assets                                                                94,258        94,022

Property, plant and equipment, net                                                      23,715        25,197
Equipment used in outsourcing, net                                                      13,163        14,150
Intangible assets, net                                                                  11,412        12,836
Restricted cash                                                                          5,100             -
Deferred income taxes                                                                   24,189        27,287
Other                                                                                    6,485         3,739
                                                                                 -------------  ------------

    Total assets                                                                     $ 178,322     $ 177,231
                                                                                 =============  ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses                                               $  25,611     $  30,171
 Wages and benefits payable                                                              8,984         9,244
 Mortgage notes and leases payable                                                         235           242
 Deferred revenue                                                                        5,757         9,025
                                                                                 -------------  ------------
    Total current liabilities                                                           40,587        48,682

Convertible subordinated debt                                                           53,429        53,459
Mortgage notes and leases payable                                                        4,945         5,074
Project financing                                                                        6,234         6,671
Warranty and other obligations                                                          11,275        11,253
                                                                                 -------------  ------------
    Total liabilities                                                                  116,470       125,139
                                                                                 -------------  ------------

Shareholders' equity
 Common stock                                                                          111,046       109,730
 Accumulated other comprehensive loss                                                   (1,947)       (1,840)
 Accumulated deficit                                                                   (47,247)      (55,798)
                                                                                 -------------  ------------
    Total shareholders' equity                                                          61,852        52,092
                                                                                 -------------  ------------
    Total liabilities and shareholders' equity                                       $ 178,322     $ 177,231
                                                                                 =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

                                                                                   Nine months ended September 30,
(Unaudited, in thousands)                                                             2001               2000
                                                                                 -----------        -----------
OPERATING ACTIVITIES
Net income                                                                         $  8,551           $    523
Noncash charges (credits) to income:
Depreciation and amortization                                                         7,548             10,438
Deferred income tax provision                                                         5,041              2,346
Equity in affiliates, net                                                               115               (717)
Extraordinary gain on early extinguishment of debt                                        -             (1,044)
Cumulative effect of a change in accounting principle                                     -              2,562
Changes in operating accounts:
  Accounts receivable                                                                 5,063              9,629
  Inventories                                                                           267               (427)
  Accounts payable and accrued expenses                                              (4,503)            (8,726)
  Wages and benefits payable                                                           (260)            (9,265)
  Deferred revenue                                                                   (3,268)            (3,697)
  Other, net                                                                            711               (353)
                                                                                   -----------        -----------
Cash provided by operating activities                                                19,265              1,269
                                                                                   -----------        -----------
INVESTING ACTIVITIES
Purchase of short-term investments                                                  (15,675)                 -
Reclassification of restricted cash balance                                          (5,100)                 -
Acquisition of property, plant and equipment                                         (3,713)            (3,636)
Equipment used in outsourcing                                                             2             (6,570)
Proceeds from sale of equipment used in outsourcing, net                                  -             32,750
Proceeds from sale of business interest                                                   -                870
Other, net                                                                           (3,630)            (1,608)
                                                                                   -----------        -----------
Cash provided (used) by investing activities                                        (28,116)            21,806
                                                                                   -----------        -----------

FINANCING ACTIVITIES
Change in short-term borrowings, net                                                      -             (3,646)
Proceeds from (payments on) project financing, net                                     (437)              (405)
Convertible subordinated debt repurchase                                                (30)            (2,104)
Issuance of common stock, net of repurchases                                          1,316              1,789
Other, net                                                                             (171)              (548)
                                                                                   -----------        -----------
Cash provided (used) by financing activities                                            678             (4,914)
                                                                                   -----------        -----------

Increase (decrease) in cash and cash equivalents                                     (8,173)            18,161
Cash and cash equivalents at beginning of period                                     21,216              1,538
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $ 13,043           $ 19,699
                                                                                   ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ITRON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)

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

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited, in thousands except per share data)                    Three months ended            Nine months ended
                                                                      September 30,                September 30,
                                                                 -----------------------      -----------------------
                                                                   2001           2000          2001          2000
                                                                 --------       --------      --------       --------
Basic earnings per share:
Net income available to common shareholders                      $  3,904       $    624      $  8,551       $    523
Weighted average shares outstanding                                15,667         15,237        15,522         15,132
                                                                 --------       --------      --------       --------
Basic net income per share                                       $   0.25       $   0.04      $   0.55       $   0.03
                                                                 ========       ========      ========       ========

Diluted earnings per share:
Net income available to common shareholders                      $  3,904       $    624      $  8,551       $    523
Non-discretionary adjustment, net of income taxes                      (7)             -           (11)             -
Interest on convertible debt, net of income taxes                     159              -           478              -
                                                                 --------       --------      --------       --------
Adjusted net income available to common shareholders, assuming
conversion                                                       $  4,056       $    624      $  9,018       $    523
                                                                 ========       ========      ========       ========

Weighted average shares outstanding                                15,667         15,237        15,522         15,132
Effect of dilutive securities:
Stock options                                                       1,853            275         1,341            276
Convertible debt                                                    1,551              -         1,551              -
                                                                 --------       --------      --------       --------
Adjusted weighted average shares and assumed conversions           19,071         15,512        18,414         15,408
                                                                 ========       ========      ========       ========
Diluted net income per share                                     $   0.21       $   0.04      $   0.49       $   0.03
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

The dilutive effect of options is calculated using the "treasury stock" method. The dilutive earnings per share impact of the additional 1.9 million shares was $0.024, or 10%, for the third quarter of 2001.

We also have subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional
1.6 million shares. The dilutive effect of these notes is calculated using the "if converted" method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In addition, net income is adjusted for non-discretionary items based on income that would have been computed differently had interest on the convertible debt not been recognized. The dilutive earnings per share impact of convertible debt was $0.012, or 5%, for the third quarter of 2001.

During the third quarter of 2001, we announced a plan to repurchase up to 300,000 shares of our common stock. As of September 30, 2001, we had repurchased 52,000 shares at an average price of $17.58.

Note 3: Balance Sheet Components


(Unaudited, in thousands)                                                            September 30,         December 31,
                                                                                         2001                  2000
                                                                                   ------------------    ---------------
Accounts Receivable
  Trade (net of allowance for doubtful accounts of $1,544 and $1,144)                       $ 36,044          $ 42,218
  Unbilled revenue                                                                             8,752             7,641
                                                                                   ------------------    --------------
  Total accounts receivable                                                                 $ 44,796          $ 49,859
                                                                                   ==================    ==============

Inventories, net
  Material                                                                                  $  4,485          $  5,721
  Work in process                                                                                641               737
  Finished goods                                                                              11,067             9,723
                                                                                   ------------------    --------------
  Total manufacturing inventories                                                             16,193            16,181
  Service inventories                                                                            736             1,015
                                                                                   ------------------    --------------
  Total inventories                                                                         $ 16,929          $ 17,196
                                                                                   ==================    ==============

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

(Unaudited,                                        Three months ended September 30,
In thousands)                                              (in thousands)
                    Electric    Natural Gas     Water & PP       EIS       Internat'l     Client Svcs     Corporate        Total
                  ------------ -------------  -------------- ----------- --------------  -------------   -----------    -----------
2001
Revenues             $ 18,760     $  8,649       $ 16,922      $  3,651     $  5,322        $  7,551       $      -       $ 60,855
Cost of sales          10,407        3,844          8,573         1,958        2,930           5,611            479         33,802
                     --------     --------       --------      --------     --------        --------       --------       --------
Gross profit            8,353        4,805          8,349         1,693        2,392           1,940           (479)        27,053

Operating exp.          1,391          696            888         2,200        2,435              97         12,048         19,755
                     --------     --------       --------      --------     --------        --------       --------       --------
Operating
income/(loss)        $  6,962     $  4,109       $  7,461      $   (507)    $    (43)       $  1,843       $(12,527)      $  7,298
                     ========     ========       ========      ========     ========        ========       ========       ========

2000
Revenues             $  7,656     $  8,328       $  9,815      $  4,578     $  3,776        $  6,539       $      -       $ 40,692
Cost of sales           3,524        3,812          5,363         2,551        2,135           5,308          1,670         24,363
                     --------     --------       --------      --------     --------        --------       --------       --------
Gross profit            4,132        4,516          4,452         2,027        1,641           1,231         (1,670)        16,329

Operating exp.            822          560            686         1,494        1,182             218          9,584         14,546
                     --------     --------       --------      --------     --------        --------       --------       --------
Operating
income/(loss)        $  3,310     $  3,956       $  3,766      $    533     $    459        $  1,013       $(11,254)      $  1,783
                     ========     ========       ========      ========     ========        ========       ========       ========

                                                    Nine months ended September 30,
                                                           (in thousands)
                    Electric    Natural Gas     Water & PP       EIS       Internat'l     Client Svcs     Corporate        Total
                  ------------ -------------  -------------- ----------- --------------  -------------   -----------    -----------
2001
Revenues             $ 47,321     $ 23,049       $ 35,787      $ 12,621     $ 20,105        $ 22,457       $      -       $161,340
Cost of sales          25,800       10,127         18,322         6,632       12,220          16,653          2,710         92,464
                     --------     --------       --------      --------     --------        --------       --------       --------
Gross profit           21,521       12,922         17,465         5,989        7,885           5,804         (2,710)        68,876

Operating exp.          3,623        1,938          2,478         5,481        5,750             307         32,433         52,010
                     --------     --------       --------      --------     --------        --------       --------       --------
Operating
income/(loss)        $ 17,898     $ 10,984       $ 14,987      $    508     $  2,135        $  5,497       $(35,143)      $ 16,866
                     ========     ========       ========      ========     ========        ========       ========       ========

2000
Revenues             $ 24,315     $ 28,662       $ 33,353      $ 15,661     $  9,436        $ 20,760       $      -       $132,187
Cost of sales          11,109       12,296         17,640         8,091        5,186          18,382          8,284         80,988
                     --------     --------       --------      --------     --------        --------       --------       --------
Gross profit           13,206       16,366         15,713         7,570        4,250           2,378         (8,284)        51,199

Operating exp.          2,633        1,889          2,100         4,559        4,204             660         29,651         45,696
                     --------     --------       --------      --------     --------        --------       --------       --------
Operating
income/(loss)        $ 10,573     $ 14,477       $ 13,613      $  3,011     $     46        $  1,718       $(37,935)      $  5,503
                     ========     ========       ========      ========     ========        ========       ========       ========

Note 5: Restructuring

We recorded charges totaling $16.3 million in 1999 for restructuring activities that have improved efficiencies and reduced costs. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. In the second quarter of 2001, we increased our severance reserve by $0.2 million for remaining obligations that will be fully realized by the third quarter of 2002, and decreased our consolidation of facilities reserve by $1million based on our sublease of vacated space and related issues. Restructuring reserve balance adjustments and payments for the first nine months of 2001 are detailed below (in thousands):

                                                          Reserve            Reserve                          Reserve
                                          Cash/           Balance            Balance                          Balance
(Unaudited, in thousands)               Non-Cash          12/31/00         Adjustments        Payments        9/30/01
                                      ------------     -------------     ---------------    ------------    -----------
Severance and related charges            Cash               $   159           $   206          $  197         $   168
Consolidation of facilities              Cash                 2,616            (1,013)            591           1,012
                                                       ------------      ------------          ------       ---------
Totals                                                      $ 2,775           $  (807)         $  788         $ 1,180
                                                       ============      ============          ======       =========

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

In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. We are also both a plaintiff and a defendant in litigation relating to the sublease of our Lakeville, Minnesota facility. While the ultimate outcome and its impact on our financial statements is undeterminable at this time, if we do not prevail or reach a favorable settlement in either of these cases, the impact could have a material adverse affect on our financial condition.

We have a long-term outsourcing contract with Southern California Edison ("SCE") in which we own, operate and maintain a Mobile Automated Meter Reading System for approximately 360,000 of their meters, and sell meter reading data to them. At September 30, 2001, we had trade and contracts receivable totaling $393,000 from SCE and net capitalized equipment related to this contract of $9.2 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on our contract and has continued to make timely monthly payments. If SCE were to suspend payments to us, we believe the outsourcing contract provides us with the right to cease operations, which cessation would mean SCE would not have meter reading data to use in billing approximately 360,000 customers unless they were to hire manual meter readers. However, if SCE were to enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in our financial statements, as management believes that events resulting in a full or partial write-off of assets related to SCE are not probable.

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

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the company determines that goodwill is impaired, the Company must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is an impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

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

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in August, 2001. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 to have a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

Note 8: Restatement

During February 2002, subsequent to the issuance of the Company's financial statements for the nine months ended September 30, 2001, the Company determined that in our adoption of SAB 101 we should have adopted service contract accounting for certain of our outsourcing contracts where we retain title to the related equipment. Accordingly, the Company changed its method of accounting for these contracts from the percentage of completion method under SOP 81-1 to service contract accounting. As a result, the accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 have been restated to give effect to the changes as of January 1, 2000. A summary of the significant effects of the restatement is as follows:

                                                                 2001                          2000
                                                    As previously                 As previously
                                                      Reported       As Restated    Reported       As Restated
                                                      --------       -----------    --------       -----------
At September 30, 2001:
Accounts receivable, net                             $   44,662      $   44,796
Current portion of long-term contracts receivable         3,168               -
Equipment used in outsourcing, net                        9,039          13,163
Long-term contracts receivable                            2,262               -
Deferred income taxes                                    22,999          24,189

Deferred revenue                                          5,166           5,757
Warranty and other obligations                            9,908          11,275
Accumulated deficit                                  $  (45,307)     $  (47,247)


For the three months ended September 30:
Service revenues                                     $   10,281      $   10,431     $  10,351        $  9,224
Service cost of revenues                                  6,580           6,675         6,580           5,825
Income tax provision                                     (2,389)         (2,409)         (524)           (382)
Income before extraordinary item and cumulative
     effect of change in accounting principle             3,870           3,904           853             624
Net income                                           $    3,870      $    3,904     $     853        $    624

                                                                 2001                          2000
                                                    As previously                 As previously
                                                      Reported       As Restated    Reported       As Restated
                                                      --------       -----------    --------       -----------
Basic
Income before extraordinary item                                                          .06             .04
Basic net income per share                                                                .06             .04

Diluted
Income before extraordinary item                                                          .06             .04
Diluted net income per share                                                              .06             .04


For the nine months ended September 30:
Service revenues                                     $   30,997      $   31,280     $  32,451        $ 28,847
Service cost of revenues                                 19,966          20,232        21,609          19,569
Income tax provision                                     (5,252)         (5,258)       (1,836)         (1,241)
Income before extraordinary item and cumulative
     effect of change in accounting principle             8,540           8,551         3,010           2,041
Cumulative effect of change in accounting principle                                    (1,646)         (2,562)
Net income                                           $    8,540      $    8,551     $   2,408        $    523

Basic
Income before extraordinary item                                                          .20             .13
Cumulative effect                                                                        (.11)           (.17)
Basic net income per share                                                                .16             .03

Diluted
Income before extraordinary item                                                          .20             .13
Cumulative effect                                                                        (.11)           (.17)
Diluted net income per share                                                              .16             .03

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 8 to the condensed consolidated financial statements for a discussion of this matter. Also, as discussed in Note 4 to the condensed consolidated financial statements, we realigned our business segments in 2001. Information for the quarter ended September 30, 2000 has been reclassified to conform to the 2001 presentation.

Certain Forward-Looking Statements

This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on March 1, 2002.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words "expects," "intends," "anticipates," "believes," "plans," "projects," "estimates," "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, ability to obtain project financing in amounts necessary to fund future outsourcing agreements, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Form 10-Q filed November 8, 2001. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 1, 2002.

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

RESULTS OF OPERATIONS

The following tables show our revenue and percentage change from the prior year by sales or service and by segment.

Revenues                               Three months ended September 30,           Nine months ended September 30,
                                       --------------------------------           -------------------------------
(Unaudited, in millions)                                           Increase                                  Increase
                                        2001            2000      (Decrease)       2001           2000      (Decrease)
                                        ----            ----      ----------       ----           ----      ----------
Sales                                 $ 50.4           $ 31.5           60%      $130.1         $ 103.3           26%
Service                                 10.4              9.2           13%        31.2            28.8            8%
                                   -----------     -----------                -----------    -----------          22%
Total revenues                        $ 60.8           $ 40.7           49%      $161.3         $ 132.1
                                   ===========     ===========                ===========    ===========

Segment Revenues                       Three months ended September 30,           Nine months ended September 30,
                                       --------------------------------           -------------------------------
(Unaudited, in millions)                                           Increase                                  Increase
                                        2001            2000      (Decrease)       2001           2000      (Decrease)
                                        ----            ----      ----------       ----           ----      ----------
Electric                              $ 18.7           $  7.7          143%      $ 47.3         $  24.3           95%
Natural Gas                              8.6              8.3            4%        23.0            28.6          (20%)
Water & Public Power                    16.9              9.8           72%        35.8            33.4            7%
Energy Information Systems               3.7              4.6          (20%)       12.6            15.7          (20%)
International                            5.3              3.8           39%        20.1             9.4          114%
Client Services                          7.6              6.5           17%        22.5            20.7            9%
                                   -----------     -----------                -----------    -----------
Total revenues                        $ 60.8           $ 40.7           49%      $161.3         $ 132.1           22%
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

Revenues in our Energy Information Systems segment decreased by 20% from the third quarter last year. Revenues in this segment can fluctuate on a quarterly basis due primarily to customized development work for wholesale energy systems, which has been at a much lower level in 2001 than in 2000. We expect revenues in this segment to be lower in 2001 compared with 2000.

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

We do not place any particular significance on quarter-to-quarter variations reported in revenue by segment, except as noted.

Gross Margin                                 Three months ended September 30,       Nine months ended September 30,
                                             --------------------------------       -------------------------------
(as a % of corresponding revenue)                                       Increase                                 Increase
                                             2001          2000        (Decrease)      2001         2000        (Decrease)
                                             ----          ----        ---------       ----         ----        ---------
Electric                                      45%           54%           (9%)           45%           54%         (9%)
Natural Gas                                   56%           54%            2%            56%           57%         (1%)
Water & Public Power                          49%           45%            4%            49%           47%          2%
Energy Information Systems                    46%           44%            2%            47%           48%         (1%)
International                                 45%           43%            2%            39%           45%         (6%)
Client Services                               26%           19%            7%            26%           11%         15%
Corporate /(1)/                               (1%)          (4%)           3%            (2%)          (6%)         4%
                                        -----------    ----------                 -----------    ----------
Total gross margin                            44%           40%            4%            43%           39%          4%
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

Gross margin for the Electric segment decreased 9% due to a change in the mix of customers and products from the first three quarters of 2000 to 2001. Gross margins can vary from period-to-period depending on the component mix and committed volumes.

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

In the Client Services segment, gross margin increased by 7% in the third quarter of 2001 compared with the third quarter of 2000. Year to date, the gross margin improved 15%. The primary driver of the margin improvement is an increase in service contract revenues without a corresponding increase in costs to support those revenues. In addition, we are experiencing lower field service depot repair costs as a result of our outsourcing those services beginning in the second quarter of 2000.

Unallocated corporate cost of sales was lower in 2001, compared to 2000, primarily due to efficiencies gained through the consolidation of our manufacturing facilities. Also, purchase price variances, which are reflected in unallocated corporate cost of sales, were favorable in 2001, due in part to lower market prices for many electronic components.

Operating Expenses                  Three months ended September 30,         Nine months ended September 30,
                                    --------------------------------         -------------------------------
(Unaudited, in millions)                                      Increase                                 Increase
                                    2001          2000       (Decrease)        2001         2000      (Decrease)
                                    ----          ----       ----------        ----         ----      ----------
Sales and marketing             $    7.4         $  5.1          45%        $  19.5        $ 15.3           27%
Product development                  8.2            4.6          78%           21.6          16.1           34%
General and administrative           3.8            4.3         (12%)          10.6          13.1          (19%)
Amortization of intangibles          0.4            0.5         (20%)           1.1           1.4          (21%)
Restructurings                         -              -           -            (0.8)         (0.2)        (300%)
                                -----------    ----------                -----------    ----------
Total operating expenses        $   19.8         $ 14.5          37%        $  52.0        $ 45.7           14%
                                ===========    ==========                ===========    ==========

Sales and marketing expenses were 12.1% of revenues for the three and nine months ended September 30, 2001, compared to 12.5% and 11.6% for the three and nine months ended September 30, 2000, respectively. The increase year to year was due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system, International bad debt reserves (as a component of sales expense), additional spending related to strategy and business development activities, and increased commissions due to higher revenues.

Product development expenses were 13.5% and 13.4% of revenues for the three months and nine months ended September 30, 2001, respectively, compared to 11.4% and 12.2% for the three and nine months ended September 30, 2000, respectively. The majority of the increase is due to a number of new products under development, which fall into a general description of next generation communication technology, and associated increased staffing. Longer-term, we believe product development will range between 11% and 13% of revenues, but we expect to exceed this range for the remainder of 2001.

General and administrative costs were 6.2% and 6.6% of revenues for the three and nine months ended September 30, 2001, respectively, compared to 10.7% and 9.9% for the three months and nine months ended September 30, 2000, respectively. The primary drivers for the decrease in both periods in 2001 were the favorable negotiation of a new communications contract, reduced legal fees for patent and FCC matters, and increased allocations for distributing support-related expenses to internal departments.

Restructuring reserve adjustments for the nine months ended September 30, 2001 reflect a net credit. In the second quarter of 2001, based on the sublease of office space, we reversed $1.0 million of loss reserves previously accrued in 1999 for non-cancelable operating lease charges for closed facilities. We also accrued an additional $0.2 million in severance charges related to our 1999 restructuring in the second quarter of 2001.

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

FINANCIAL CONDITION

Cash Flow Information                Three months ended September 30,             Nine months ended September 30,
                                     --------------------------------             -------------------------------
(Unaudited, in millions)                                        Increase                                 Increase
                                    2001            2000       (Decrease)       2001          2000      (Decrease)
                                    ----            ----       ----------       ----          ----      ----------
Operating activities               $ 0.3           $ (8.0)        104%         $ 19.2        $ 1.3        1,377%
Investing activities                (5.0)            (3.4)        (47%)         (28.1)        21.8         (229%)
Financing activities                (0.1)             0.4        (125%)           0.7         (4.9)         114%
                               --------------    ------------               -----------    ----------
Increase (decrease) in cash        $(4.8)          $(11.0)         56%         $ (8.2)       $18.2         (145%)
                               ==============    ============               ===========    ==========

Operating activities:
Cash flow from operating activities was significantly higher in the 2001 periods. Operating cash flow in the first three quarters of 2000 was negatively impacted by the use of $9.1 million of cash for restructuring related payments. Without those payments, normalized cash flow in the first three quarters of 2000, would have been $10.4 million, compared to $19.2 million in 2001. Increased earnings is the primary factor driving the improved cash flow from operations in 2001. Cash flow from operations was lower in the third quarter of 2001 compared to the first half. Of note is the fact that we received approximately $6 million from one customer two days after September 30, 2001.

Investing activities:
The primary investing activity in the third quarter of 2001 was the purchase of $2.1 in investments with maturities, not exceeding 13 months. Year to date, $15.7 million of short-term investments have been purchased in order to achieve higher interest rates. In the first quarter of 2001, we reclassified $5.1 million into restricted cash for a collateralized letter of credit. Included in other investing activities are investments in and loans made to three private companies - a web-based wireless workforce management company, a provider of meter reading services to energy service providers and end user customers, and a developer of in home energy gateway communication technology.

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

At September 30, 2001, we had $28.7 million in cash, cash equivalents, and short-term investments. In addition, we also had $5.1 million of restricted cash that secures a $5.0 million letter of credit related to a long-term services contract. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

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

Business Outlook

The following statements are based on management's current expectations. These statements are forward-looking, and are made as of the date of the Form 10-Q filed November 8, 2001. Actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

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

Item 6: Exhibits and Reports on Form 8-K

a)      No exhibits were filed this quarter.

b)      No 8-Ks were filed this quarter.
        ------------------------------------------------------------------------

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