Form 10-K405
period 2001-12-31
ITRON INC /WA/
filed 2002-03-28
CIK 780571

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                        Commission file number 0-22418

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                          Common stock, no par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 28, 2002, there were outstanding 16,344,662 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 28, 2002) was approximately $338,244,991.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 24, 2002.

================================================================================

                                    PART I

ITEM 1:  BUSINESS

                                   OVERVIEW

General

   Itron, Inc., is a leading technology provider and source of knowledge to the energy and water industries for collecting, analyzing, and applying critical data about electric, gas, and water usage. Since our founding in 1977, we have continually brought advancements in technology, both hardware and software, to our customers to enable a transition from manpower intensive activities, such as manual meter reading, to more automated and efficient systems that help them optimize the delivery and use of energy and water.

   Today, Itron provides the knowledge to shape the future of electric, gas and water providers throughout the world. Over 2,000 utilities in more than 45 countries use our handheld meter reading hardware and software systems to collect and process information from over 250 million meters. Those utilities include over 75% of the largest electric and gas utilities in the US and Canada. More than 850 utilities worldwide use our radio and telephone-based technology to automatically collect, analyze and apply meter data from over 20 million electric, gas and water meters. Our enterprise software solutions for managing complex commercial and industrial meter data are used by over 600 utilities worldwide, including over 90% of the largest electric and gas utilities in the US and Canada. Our software systems are also in use at a number of the newly created wholesale energy markets in the US and Canada to provide critical data management, billing, and settlement systems for the power flowing into and out of those deregulating markets. Our technology now "touches" over $200 billion in energy and water transactions every year in North America alone. In 2001 we began to expand our solutions portfolio for optimizing the delivery and use of energy and water, beyond meter reading, with the acquisition of licensing rights to software that enables utility field workforce automation. Also, in March 2002, we acquired LineSoft Corporation, a company that provides software tools and engineering consulting services to electric utilities that are used for designing new transmission and distribution lines and substations, as well as upgrades to existing facilities.

   With overall penetration for meter reading automation in the US and Canada at approximately 14 percent at December 31, 2001, we have plenty of room to gain customers and increase revenues in this market alone. We believe our technology, industry knowledge and relationships with virtually every large utility in North America, give us a strong foothold for extending our leadership into additional systems that give utilities and their customers the knowledge to distribute and use electricity, gas and water more efficiently than ever before. We are aggressively pursuing those opportunities. Knowledge to shape your future--that's Itron.

Energy and Water Industries Overview

   For a number of years, the energy and water markets have undergone significant changes as governments in the United States and Canada have significantly reduced the regulation of the electricity and gas markets in order to stimulate competition. Transactions previously controlled by a single vertically integrated provider may now be handled by a variety of unrelated market participants. The move from regulated industries towards a deregulated market model has resulted in numerous challenges for utilities to face in terms of how to run their businesses and serve their customers.

   At the same time, the energy and water industries have experienced the effects of supply not keeping up with increasing demand. In the last decade, electricity demand increased by 17% while supplies only increased by 2.3%. Since 1970, the demand for water has tripled while the amount of potable water remains stagnant at 1% of the earth's total supply. As many utilities have discovered, building new generation, transmission, or distribution facilities is time consuming, expensive, and with environmental and other permitting requirements, very difficult to do.

   A number of utilities across the United States experienced a new height in peak electric demands once or more in the summer of 2001. These records in peak demand, coupled with insufficient transmission infrastructure to carry electricity from the generation source to the distribution facilities, caused blackouts or reductions in voltage on systems in several areas of the country beyond California. Customer pressure for reliability is mounting as power outages become increasingly expensive and disruptive. Extremely high wholesale energy prices early in 2001 translated into a general trend toward rate increases in the latter half of the year. The increased visibility of rolling blackouts, system outages and disruptions, coupled with increased rates, have resulted in a renewed interest in energy conservation, energy management, and upgrading and adding technology to the infrastructure by utility commissions, other political bodies, and consumers, both individuals and businesses.

   Many regulatory issues whose outcomes for utilities were uncertain have recently been clarified. The meter reading automation market has begun to expand as issues surrounding metering, meter reading, customer service and billing have begun to be resolved. At the same time, over 30 of the states in the US have implemented performance-based rate systems, in which utilities are measured against performance standards for things like billing accuracy, customer service and satisfaction, outages and system reliability and reductions in infrastructure cost. Meeting or surpassing these standards can result in significant financial rewards while failure to meet them can result in substantial financial penalties. Numerous merger-and-acquisition activities are also prompting utilities to fulfill their promises to achieve new levels of cost and operating synergies.

   These market trends give utilities powerful incentives to reduce costs, streamline operations, enhance system reliability and provide superior customer service--the same goals targeted by Itron technology. All of these issues are gaining momentum and attention, and we believe they will lead to increased business for Itron as we help utilities solve these problems.

Itron's Vision and Strategy


   Itron's growth potential may be viewed in two ways. First, we are an industry leader and source of knowledge for meter data collection and communication solutions and services. In 2001, the Company achieved revenue growth of over 25% related to our core business. Automated data collection and communication technologies are in place on only 14% of the approximately 270 million electric, gas and water meters in the United States and Canada. Of those, at least 50% use Itron's technology. We will continue to aggressively pursue the numerous opportunities available for the automation of meter reading and utility revenue cycle services.

   Secondly, Itron is expanding beyond meter data collection and communication automation technologies. Utilities and their customers have entered an era that underscores the critical need to understand more about how and when electricity, natural gas and water are used--and how to better manage the distribution of both. Knowledge-based systems that optimize the delivery and use of energy and water are a natural extension of what we do. We believe our customer relationships, industry knowledge and technology expertise ideally position us to capture a significant part of the large growth opportunity remaining in this market. They also give us excellent positioning to expand our core competencies in meter reading data collection and information creation into what we believe are even larger growth opportunities for data collection, data and system analysis, and system planning and operations--all aimed at giving utilities the knowledge to make their distribution systems more efficient and help their customers increase energy and water usage efficiency.

   With this strategic growth path in mind, our next-generation product development is focused on data collection, communications equipment and software applications--all of which will give utilities the knowledge to distribute and use their valuable resources more efficiently than ever before. In addition to internal development, we are also looking outside of Itron for potential licensing, partnering and acquisition opportunities that will enable us to expand our solutions portfolio. We may also provide services in data collection and information provisioning.

Market Opportunities

  Meter Reading Systems and Services

   Our handheld systems have been installed at over 2,000 utilities in more than 45 countries and are being used to read approximately 250 million meters worldwide. These installations include approximately 75% of the utilities in North America that have meter populations greater than 50,000. While most utilities in the US and Canada have handheld meter reading systems in use today, this still represents a good market for us as these utilities upgrade and replace their handheld meter reading systems, on average every 5 years. Outside of the US and Canada, there are numerous opportunities for new handheld meter reading system sales as well as upgrade and replacement opportunities. In 2001, handheld meter reading systems represented approximately 29% of our total revenues.

   We estimate there are approximately 130 million electric meters, 70 million gas meters, and 70 million water meters in the US and Canada. Automated Meter Reading ("AMR") technology is in use on approximately 37 million or 14% of the total meters in the US and Canada. We estimate that there are another 600 to 800 million meters outside of the US and Canada with minimal AMR deployments. We have established ourselves as the world's leading supplier of AMR systems having shipped just over 20 million AMR meter modules to utilities in the US and Canada, and approximately 500,000 to utilities elsewhere around the world as of December 31, 2001. In total, over 850 utilities have installed our AMR technology. With the direction of deregulation becoming clearer, many utilities are returning to a "back to basics" strategy to running their business. Fundamentals including cost reduction, improved reliability and enhanced customer connections are the focus of many utility strategies. Automation technology helps enable utilities to meet these goals.

   Our industry-leading MV-90 commercial and industrial ("C&I") meter data collection and analysis software is used by more than 600 utilities throughout the world including more than 90% of the major electric and gas utilities in the US and Canada. In 2001, we introduced MV-90 Enterprise Edition, an enhancement to our core system that makes critical energy usage data readily available to an entirely new cast of users, data subscribers and software developers to support a wide variety of energy-related applications. As deregulated market environments unfold and interest in energy management and control increases, we expect timely and open access to energy usage information to become increasingly important. All installed MV-90 software platforms are available for upgrade to the new open architecture which provides utility enterprise wide data access via standard internet and data exchange technologies. MV-90 Enterprise Edition information exchange server software along with our corresponding data analysis and web presentment solutions help enable energy providers and their customers to have the information and knowledge they need to make decisions on how to most efficiently and cost effectively use energy.

  Regional Transmission Grid Systems and Services

   Regulatory reform is creating new opportunities on the "wholesale" side of the business such as systems for reconciling the supply of power to, and purchases of power from, electric power transmission grids. Our products and systems are currently being used to manage critical market settlement transactions between the myriad of market participants for electric transmission grids in the UK, California, Arizona, and Alberta and Ontario, Canada. Itron provides a comprehensive suite of proven software and business solutions to meet the energy data collection and management needs of participants in the new energy marketplace including generation companies, transmission companies, distribution companies, energy service providers, marketers and retailers, independent system operators (ISOs), and end customers. While the 2001 energy crisis in California has slowed decisions related to opening the wholesale markets in certain areas of the country, we believe we will continue to see opportunities in this market as additional regional and state transmission grids are established.

  Utility Field Service Workforce Automation

   Electric, gas and water utilities have a number of utility field workforces that perform operations in the field. In 2001, we obtained exclusive rights to market and sell a web-based, wireless mobile workforce automation management software package to utilities throughout the United States, Canada, Mexico, Taiwan, the Peoples Republic of China, Japan and South Korea. Many of the economic and other pressures that drive automation of meter reading also result in the requirement for more immediate access to information between the office and the field. This tool allows utility field workers to access via the web the information they need to make decisions, eliminate costly paperwork, and work more effectively for operations such as service turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. We estimate that many utilities have a field workforce for these operations that is roughly three times the size of their meter reading workforce. While a number of utilities have solutions in place for one or more of their field workforce crews, we believe the need to increase operational efficiency will drive further consolidation and automation of these crews.

  Transmission and Distribution Products and Services

   Significant utility budget dollars are spent annually on building, maintaining and upgrading utility transmission and distribution ("T&D") systems. Electrical Power Research Institute and Cambridge Energy Research Associates reports indicate that approximately $10B is spent each year on the construction and maintenance of T&D facilities. Research reports and market conditions point to an increasing need for investments by utilities in their transmission and distribution systems. There are a number of geographic areas which lack adequate transmission system capacity to move electricity from the generation facilities to the distribution systems. This has been one of the causes of rolling blackouts in California and outages and voltage reductions in the Northeast. To support the increase in energy demand, new transmission system infrastructure must be built and existing infrastructure needs to be upgraded. Efficiently designing and upgrading the distribution system can improve reliability and safety.

   In March, 2002, we acquired LineSoft Corporation, a leading provider of software solutions and engineering consulting services for optimizing utility transmission and distribution systems. Given the current state of utility transmission and distribution systems, with demand far exceeding supplies in many parts of the country, we believe there is an excellent market ahead for the LineSoft suite of products. LineSoft provides software licenses and software services for the optimized design of transmission and distribution lines as well as distribution substations, applicable to new construction, upgrades and maintenance; engineering design services for transmission and distribution lines; and a joint use business, which helps utilities keep track of what is attached to their existing distribution poles, what can be added to them, whether or not the poles are in compliance with existing codes and safety regulations, and whether they are being used most effectively.

Itron Products and Solutions

   Itron has a broad portfolio of solutions for collecting and communicating data from and throughout complex utility networks and creating information that has high value to suppliers, distributors and end-users of electricity, natural gas and water.

   Our meter reading solutions integrate a broad array of meter modules, private and public radio and telephone-based communications systems, and data management, storage and delivery applications. Our solutions support electric, gas, and water service. Itron's integrated approach provides our customers with the flexibility needed to apply a cost-effective solution to each of their situations--rural, suburban, urban; residential, commercial, and industrial.

   Our meter reading automation technologies are designed to accommodate the inevitability of change so that our customers can select solutions that meet their needs today while also laying the foundation for more advanced solutions to meet their future goals and objectives. Our radio-based solutions encompass handheld (off-site), mobile and network reading technology options. Because the same radio-based meter modules can be used with any of these alternatives, our technologies facilitate the migration from one level of systems automation to another by eliminating the need to replace the meter endpoint. Our telephone-based solutions offer an economically attractive alternative for low density or selective deployment situations.

   We have developed software solutions that integrate, store, manage and apply information from diverse data collection systems and technologies. This allows for the deployment of various collection technologies within a service territory, tailored to the economic and functional considerations of different portions of the territory. Itron also provides software solutions that take collected load data and enable customized billing and settlement, internet-based presentment and information exchange. Itron software solutions are integrated with the widest array of utility billing systems in the industry, with our communication protocols, in many respects, representing the defacto industry standard. In addition, Itron has one of the largest project management organizations in the industry supporting our products and services.

   Traditionally, many of our customers have deployed our technology primarily on the basis of reducing costs and improving the efficiency of their meter reading applications. While this remains a critical piece of Itron's value proposition, our products, systems and solutions can provide a wide range of benefits to our customers that go far beyond meter reading and billing. Our customers are finding that Itron's technology and services can be an integral component of their operational and strategic objectives of reducing costs, improving customer service, delivering real process improvement, and successfully evolving their businesses to manage the threats and seize the opportunities presented by an increasingly competitive marketplace.

  Automatic Meter Reading (AMR) Systems and Products

   Our AMR product line primarily involves the use of radio and telephone communications technology to collect and transmit meter data along with a host of software solutions for billing and settlement, data storage and retrieval, internet data presentment, load profiling and forecasting, and numerous other applications for meter data. The Company's radio-based AMR solutions encompass Off-Site AMR, Mobile AMR and Network AMR. Due to the geographic features and varying population density of a utility's service territory, generally no single meter reading solution is technologically or economically suited to all parts of the utility's service territory. Our AMR applications are intended to provide flexibility ranging from selective installation for high cost-to-read meters or geographically dispersed meters requiring advanced metering functionality, to full implementation of an AMR system covering a large portion of a utility's service area. In a deregulated marketplace, target marketing of specific features will be desirable. We provide technology that can be selectively deployed to targeted end-use consumers. This flexibility helps our customers achieve economic and operational benefits from their initial investments in our AMR systems, while enabling migration to more comprehensive AMR solutions in the future as the marketplace requires.

   Meter Modules: Our encoder, receiver, transmitter (ERT) meter modules serve as the data collection endpoint for Itron's fully integrated portfolio of radio-based data collection solutions. ERTs are radio-based modules that fit on electric, gas or water meters. The ERTs encode consumption and tamper information from the meters and communicate the data via radio to Itron's handheld, mobile and network radio data collection systems. ERTs can be retrofitted to existing meters or installed on new meters during the manufacturing process. Electric ERTs are installed under the glass of new or existing electric meters and are powered by the electricity running to the meter. Gas and water ERTs attach to the meter and are powered by long-life batteries.

   We also offer a separate line of meter modules for use outside of North America. The primary differences between the meter modules used by the Company in North America and those used in international markets are the radio frequency band in which they operate and the physical configuration of the module.

   Off-Site Meter Reading: Off-site Meter Reading ("OMR") uses radio-equipped handheld computers to read module-equipped electric, gas or water meters via radio without the need to access the meter or customer premises. A radio is integrated into a handheld computer. A software module in the meter reading system allows the handheld computer to determine which meters are read by radio vs. which are read manually, or by an optical probe. As a meter reader walks a route, the radio-equipped handheld computer sends a radio "wake-up" signal to nearby radio-based meter modules that have been installed on electric, gas or water meters. The unit then receives meter reading and tamper data back from the meter modules. The same handheld computer can read any combination of properly equipped electric, gas and water meter modules.

   OMR is normally used to read the 5-10 percent of accounts within the utility service territory that have high-cost or hazardous-to-read meters. The meters are typically located in a geographically dispersed environment, scattered throughout the service territory. These meters may be situated in a basement, in a back yard with a bad dog or locked gate, or with an angry customer who doesn't want the meter reader on the property.

   Mobile AMR: Mobile AMR uses vehicles equipped with radio units to read ERT module-equipped electric, gas or water meters via radio without the need to access the meter. A radio transceiver, called a DataCommand Unit or a portable DataPac, is installed in a utility vehicle. Route information is downloaded from the utility billing system and loaded into the radio transceiver. While driving along a meter reading route, the transceiver broadcasts a radio wake-up signal to all ERT meter modules within range and receives the ERT messages when they respond. Mobile AMR is usually used in areas where there may be large populations of difficult-to-access, or hazardous-to-read meters. As a result of this level of saturation, meter reading efficiency is dramatically improved. A single DataCommand Unit transceiver reads an average of 10,000 to 12,000 meters in an 8-hour shift, and can read up to 24,000 meters per day, depending on meter density and system use. A portable DataPac reads an average of 4,000 to 5,000 meters per day. The same radio transceiver can read electric, gas and water meter modules.

   Network AMR: We offer a number of variations of Network AMR products. Our Network solutions provide utilities with the capability of automating meter reading in segments of a utility's service area, thereby eliminating the need to send meter readers to or near customer premises. Our Network AMR technology provides utilities with a number of utility-related applications, including daily or more frequent meter reads, time-of-use pricing, on-request meter reads for final reads or customer inquiries, tamper monitoring and reporting, high-level outage detection and power restoration reporting, load profiling and virtual connect/disconnect capabilities.

   Saturated Network Deployments: Our Network AMR solution for saturated deployments uses a fixed radio communication network to collect data from electric, gas or water meters equipped with ERT modules and transports the data over a wide-area communications network to a central host processor. The network components include a Cell Control Unit (CCU), Network Control Node
(NCN) and Itron Host Processor. The CCU is typically installed on power poles or street light arms. It is a neighborhood concentrator that reads meter modules, processes data into a variety of applications, stores data temporarily, and transports the data to the host processor when required. The NCN is a regional concentrator and routing device that is installed in radio communication facilities, such as leased towers, substations or other communication facilities. The primary functions of the NCN are data transfer and information routing between CCUs and the host processor. The Itron Host Processor is the head-end host processor. The software manages the collection of data from the network devices and facilitates the download of schedules and other application information to appropriate network devices. The host processor also transfers the data to a database for storage and retrieval.

   Drop-In Network Deployments: Our MicroNetwork is a drop-in network meter reading and submetering solution that combines radio and telephone technology to collect metering data from groups of electric, gas or water meters. The MicroNetwork combines radio and telephone communications technology to collect daily, weekly, monthly and on-request reads from groups of meters in a variety of environments. The MicroNetwork consists of ERT meter modules, locally installed communications nodes called Concentrators, and Itron meter reading software and host processing station. Using RF communications technology, the Concentrator Units automatically gather consumption information from electric, gas or water meters equipped with ERT meter modules. Concentrators gather information directly from ERT meter modules, or through a series of Repeater Concentrators when direct communication to a particular ERT is difficult. The MicroNetwork then employs existing public telephone networks to send the gathered data from the Concentrator Units to the host processor. If desired, data can also be gathered from MicroNetwork Concentrators using an Itron DataCommand mobile AMR unit. The MicroNetwork is ideally suited for smaller clusters of meters that require more frequent reads, but where there are not enough meter points to effectively distribute the cost of fixed network infrastructure. Like all Itron radio-based technologies, the MicroNetwork reads the same electric, gas and water meter modules as OMR, Mobile AMR and Saturated Fixed Network AMR.

   Commercial and Industrial (C&I) Network: Our C&I Network uses advanced, peer-to-peer radio communications to transport metering data from solid-state electric meters equipped with Itron External Meter Modems (EMMs). The data travels from the EMMs, through a system of radio relays, to a hub, which then routes the data using a single dedicated phone line to an Itron MV-90 host processor. There the data can be integrated with a variety of Itron and other software applications to provide a variety of billing, internet-based data presentment, load forecasting and settlements, marketing, load curtailment, energy management, load research and system engineering applications.

   By using a system of radio frequency relays to communicate with these meters, the C&I Network eliminates the need for dedicated phone lines and the associated on-going phone charges to each meter. This makes the C&I Network a very economical network communication solution and enables energy providers to meet advanced data collection needs for a significantly broader segment of commercial and industrial energy customers.

   Telephone-Based Technology: Our telephone-based meter modules encode consumption, interval and tamper information from meters, then transmit this data via telephone communications to a host processor at pre-programmed times. Module-equipped meters are installed at the customer location and a telephone connection is installed between the meter and the telephone junction box. The existing telephone line at the customer premises is used for communication between the meter and host processor, so no installation of dedicated phone lines to the meter is required. Our telephone-based technologies use "polite" technology to detect when the customer is using the phone line. The modules will not initiate calls or continue a call when the customer's phone line is in use. Meter modules are programmed, from the host processor to collect and store data in the module at scheduled times. The devices are also programmed to call into the host processor at pre-scheduled times.

   For residential and commercial applications, our telephone based modules for electric meters attach under the glass of those meters and collect and report consumption, demand, and load profile data. In addition, certain telephone-based modules for electric use report power outages and restoration of power. For large volume gas meters, our telephone-based modules collect information that is used to bill transport gas and interruptible gas customers, as well as critical load survey data for applications such as peak day forecasting, supply forecasting and assessments, rate design and marketing. For residential gas applications, modules are attached to existing or new residential gas meters to provide consumption and load survey data.

  Commercial and Industrial Data Collection and Management Software

   Commercial and industrial (C&I) meters have much more sophisticated measurement capabilities than do meters for residential customers. Therefore, they collect much more data from the meter that must be conveyed back to energy providers and others. There are a wide variety of these meters by multiple meter vendors with no uniform communications standards. We are the leading worldwide provider of software systems for metering data acquisition and analysis for the large C&I customers of electric and gas utilities. These systems include the following:

   Our MV-90 system is the world's leading system for collection, validation and editing of interval, register and event data from solid-state metering and data-logging devices. The MV-90 system collects interval, register and event data from over 120 different gas and electric metering devices. MV-90 has extensive functionality to support data validation and data editing. A variety of system interfaces and optional packages for data totalization, time-of-use pricing, load research and interactive graphics are available to provide complete meter data management services. MV-90 is very scalable and can be operated on a single PC as well as in wide-area network operating environments and distributed systems. Most functions within MV-90 are automated, significantly improving the ability to process complex meter data.

   In late 2001, we introduced MV-90 Enterprise Edition, which enables MV-90 to function as an advanced, two-way information exchange server for an array of applications. These include billing and financial settlement, load forecasting and demand management, distribution operations and planning, marketing and customer care, deregulated marketplace transactions, and more. Energy providers can use MV-90 Enterprise Edition to perform advanced load aggregation, generate reports and view graphs, integrate the data with other systems, and more. Its advanced search capabilities and thin-client architecture, incorporated into a relational database, enable improved efficiencies while expanding access rich and accurate information for value-added applications.

   MV-90 Enterprise Edition features industry standard data exchange formats, open access to MV-90 via an XML API services layer for third-party software developers, a calculation engine to build and execute complex load calculations, and a scalable Oracle relational database. MV-90 Enterprise Edition supports Unix or Windows 2000 for the database platform, Windows 2000 as the application server platform and any Microsoft operating system on the client/server.

   In addition to the base MV-90 platforms, we offer a number of MV-90 add-on software solutions that enable MV-90 to efficiently handle and store large volumes of complex meter and load data, generate customized bills and invoices to meet specific needs of C&I customers under a variety of complex rates, supply contracts and schedules, perform billing and financial settlements, and enable use of the Internet for C&I customers to view and graph load data.

  Handheld Systems and Products

   Almost all utilities in the US and Canada, and utilities in numerous other countries around the world, use handheld meter reading systems to automate a substantial portion of their meter reading and billing functions. Approximately 75% of the largest utilities (those with 50,000 or more meters) in the United States and Canada, use our handheld systems. We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of the our customers.

   Handheld systems are used as follows: (1) key customer data is downloaded from the utility's host processor to our handheld computers prior to commencement of a meter reader's daily route; (2) a meter reader visually reads meters along a route and enters the readings into a handheld computer; and (3) after a meter reader's daily route has been completed, collected data is uploaded directly into the utility's host billing system. Additionally, handheld systems can collect non-meter reading information, including meter condition, hazardous conditions, tamper information, survey data and high/low reading checks. Our family of software systems provides data consolidation and storage, reformatting, linkage to a utility's host billing system, meter reading route management, route downloading and time-of-use and interval data recording data management and distribution.

  Utility Field Workforce Automation Software

   For utilities of all service types and sizes, field service operations represent an opportunity in which technologies such as wireless communications, the Internet, and real-time data exchange can be applied to achieve operational efficiency, productivity and customer service. In 2001, we acquired exclusive distribution rights to Service-Link, a field service workforce automation solution developed by eMobile Data of Vancouver, Canada. Service-Link enables information to be downloaded to mobile computers via regular dial-up docking station connections or via wireless communications. Service-Link supports numerous handheld devices ranging from a pocket PC/PDA to a full Laptop. Service-Link uses the Internet and a utility's local area network or wide area network to provide connections between a server, dispatcher workstations, customer service representatives, and the wireless network.

  Transmission and Distribution Software and Engineering Services

   In March 2002, we acquired LineSoft Corporation, a leading provider of software solutions and engineering consulting services for optimizing utility transmission and distribution systems. Specific LineSoft products include: (1) licensed software tools, typically sold on a seat license basis with follow-on software maintenance contracts for transmission line design, distribution line design, and substation design, (2) software services that help utilities apply LineSoft's tools, including data entry of utility codes and standards, electrical and mechanical design standards for the utility, safety standards, electrical codes (local, state regional), interfaces to other utility systems such as graphical information systems, work management systems, material management systems, and accounting systems, (3) engineering consulting services for transmission and distribution line design, and (4) joint use business, which includes services and software tools, including services for surveying utility poles in preparation for attachment of cables and equipment of other carriers (cable companies, competitive local exchange carriers, etc.) and software tools for calculating utility pole's capability for carrying wires and other devices, creating work orders to repair or make poles ready for additional attachments, and determining compliance with local codes and safety rules.

Customers, Sales and Distribution

   Today, Itron provides the knowledge needed to shape the future of electric, gas and water utilities throughout the world. Our technology, industry knowledge and relationships with virtually every large utility in the US and Canada, and our relationships with a number of key utilities around the world, give us a strong foothold for extending our leadership position in meter reading into additional systems that give utilities and their customers the knowledge they need to distribute and use electricity, gas and water more efficiently than ever before. We are aggressively pursuing those opportunities.

   Over 2,000 utilities in more than 45 countries use our handheld meter reading hardware and software systems to collect and process information from over 250 million meters. Those utilities include over 75% of the largest electric and gas utilities in the US and Canada. Handheld meter reading sales in the US and Canada are expected to be predominantly system upgrades and replacements. We believe that international markets represent a growth opportunity for sales of our handheld systems and AMR systems where penetration of these systems is substantially less than that of our domestic market.

   More than 850 utilities use our radio and telephone-based technology to automatically collect, analyze and apply meter data from over 20 million electric, gas and water meters. With overall penetration for meter reading automation in the US and Canada at approximately 14 percent, and minimal AMR penetration elsewhere, we have plenty of room to gain customers and increase revenues in this market alone. We have established ourselves as the world's largest provider of AMR solutions in the US and Canada as a result of having shipped over 20 million meter modules as of December 31, 2001, which represents slightly more than half of all modules shipped.

   Our enterprise software solutions for managing complex commercial and industrial meter data are used by over 600 utilities worldwide, including over 90% of the largest electric and gas utilities in the US and Canada. Our software systems are also in use at a number of the wholesale energy markets in the US and Canada, including California, Arizona, and Ontario to provide critical billing and settlement systems for the power flowing into and out of those deregulating markets.

   With the acquisition of LineSoft in March 2002, we have over 130 utilities in 14 countries that also use our software tools and engineering design services for transmission and distribution system optimization.

   In the US and Canada we use a combination of direct and indirect sales channels. For the largest electric, gas and water utilities we primarily utilize direct sales and technical and administrative support teams to serve the needs of our customers. For smaller utilities, we conduct sales and technical support activities primarily through numerous business associates and manufacturer representatives, including several major meter manufacturers.

   We segment the market in the US and Canada for all of our product offerings according to the following market segments:

   Natural Gas Systems: Our Natural Gas systems business unit focuses on 71 operating utilities encompassing approximately 37 million gas meters and approximately 3 million electric meters. Of these utilities, the great majority use our handheld meter reading systems and two thirds of these utilities have installed our AMR technology over portions of their territories.

   Water and Public Power Systems: This business unit focuses on approximately 60,000 water utilities and 3,000 municipal electric and gas and rural electric cooperative utilities in the US and Canada. Only 60% of customers/households are currently being metered for water. To serve the needs of the smaller utilities within this segment, we use a network of 19 business associates. We sell directly to the largest utilities within this segment, which includes approximately 137 utilities, representing approximately 24 million water meters, 4 million electric meters, and 1 million gas meters. Of these larger utilities, many use our handheld meter reading technology and roughly 15% have installed our AMR technology.

   Electric Systems: The Electric systems business unit focuses on roughly 120 operating utilities, primarily large, investor-owned electric-only utilities and electric and gas combination utilities. In total, these customers represent approximately 102 million electric meters, 27 million gas meters, and 4 million water meters. The great majority use our handheld meter reading systems, over half have installed our AMR meter modules over portions of their territories, and almost all of these utilities have installed our MV-90 software applications.

   In all of the above market segments, we also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers, in which the manufacturers incorporate our meter modules at their own facilities into new meters and then offer them for sale. In addition, we license certain AMR technology to Schlumberger. In 2001, Schlumberger sold approximately 600,000 modules that went on electric meters using the licensed technology.

   International Systems: Our International business unit is focused on sales of products, systems and services outside of the US and Canada. We estimate that outside of the US and Canada, there are approximately 600 to 800 million meters. The majority of revenues for this business unit currently consist of sales and servicing of our handheld meter reading systems and commercial and industrial data collection and analysis software. We have particularly strong handheld meter reading market share with utilities in Japan, Korea, Australia, and many parts of Europe. Interest in AMR systems and technology varies widely from country to country and overall is at a very early penetration level. With offices in the U.K., France and Australia, and excellent distributor relationships in a number of other key areas, we believe that Itron's International business unit has the technology, knowledge and global reach to deliver the data collection and management solutions tailored to meet the specific needs of electric, gas and water utilities in a wide variety of business and operational environments throughout the world.

Marketing

   Marketing activities include product marketing, industry marketing, marketing communications, customer relationship management, and regulatory and legislative affairs. Our marketing efforts focus on company and product awareness and recognition principally through an integrated marketing communications approach including trade shows, symposiums, brochures and collateral, published papers, the Itron web site, advertising, direct mail, electronic communications, newsletters, conferences, annual user's forums, industry standards committee representation and regulatory support. We maintain communications with our customers through integrated marketing communication campaigns. Additionally, we are continuing to build and expand our customer relationship management system based upon Siebel software.

   We attend and participate in several major industry conferences each year, including: the DistribuTECH Conference; the Automatic Meter Reading Association conference; the Edison Electric Institute (EEI) Conference; Customer Information Systems (CIS) Conference; American Water Works Association Conference; the Geospacial Information Technology Association Conference, Energy IT Conference and Metering Americas Conference. Our Annual Users Conferences are an important opportunity for Itron our customers to come together and share ideas about Itron products, industry happenings and customer needs.

Product Development

   We have maintained our leadership position in part because of our commitment to developing new products and continued enhancement of existing products. Our next generation technology development is primarily focused on data collection and communications technologies, and software applications. We also invest in expanding and upgrading new hardware and software platforms for handheld and automatic meter reading systems. We spent $30.0 million and $21.3 million on product development in 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses to our accompanying financial statements."

   Our future success will depend in part on our ability to continue to develop or acquire new competitive products and technology. In 2001, we spent over 13% of our revenues in product development, an investment level that will continue for several years. By year-end, over 60% of our product development dollars were being spent on products we do not expect to ship until at least the 2003 timeframe. See "Certain Risk Factors--Dependence on New Product Development."

Manufacturing

   We manufacture meter modules and other communications technology products, as well as certain peripheral equipment. Our primary manufacturing objective is to design and produce cost-effective, high-quality meter modules and other network components utilizing high-volume automation equipment. We outsource the manufacturing of certain handheld systems and peripheral equipment, as well as other lower-volume AMR products to a contract manufacturer in which we have a minority ownership interest. The contract manufacturer leases from us approximately 21% of the space in our Spokane facility, approximately 30,000 square feet. In addition, most of our handheld systems products, telephone modules and international meter module products are manufactured for us by third parties.

   Our primary manufacturing facility is located in Waseca, Minnesota. We currently have the capacity to produce approximately 5.2 million (combination of electric, gas and water) meter modules annually on a three-shift basis. We are currently running at approximately 80% capacity. In 2002, we intend to begin to outsource a minimal amount of meter module production in order to gear up for demands in excess of current capacity, should the need arise.

   We have installed extensive automated testing equipment in our manufacturing facilities to provide quality control and process repeatability. Our testing includes both visual inspection and automated testing of technical parameters established for each of our products. Our quality control equipment also includes a sophisticated information system that collects data from testing equipment and provides extensive reports and analyses of such data. This information system permits us to promptly identify potential problems or weaknesses in our manufacturing processes. During 2001, we upgraded our quality system to ISO 9001 certification.

Employees

   As of February 28, 2002, we employed 1,092 full-time permanent and full-time contract manufacturing persons, 36% in manufacturing, 23% in product development, 3% in marketing, 13% in client service and support, 12% in finance and corporate administration, and 12% in our business units. Of these employees, 94% were located in the US and Canada, and the remainder in Europe and Australia. With the LineSoft acquisition in March 2002, we added approximately 200 more employees, primarily in software product development and operations. None of our domestic employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

   Although we are the industry leader in supplying energy and water data collection products, systems and services to the utility industry in the US and Canada, and in many other areas around the world, we face competition from a variety of companies in each of the markets we serve. The large market potential for meter reading automation has led communications, electronics and other companies to begin developing various systems. Some of these companies currently compete, and in the future others may compete, with our products, systems, and services. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants.

   We believe that we enjoy certain competitive advantages. We believe the diversity of our energy and water information collection, analysis and application solutions is broader than that of other providers. This diversity gives us the ability to provide value to our customers across a broad value chain within their organizations. Our radio-based communications solutions utilize the same AMR radio meter modules and facilitate the migration from one level of systems automation to another. We believe that we are able to price our AMR meter modules competitively as a result of our highly automated manufacturing lines as well as high production volumes. We have a larger installed base of handheld and automated meter reading systems than any of our competitors. We believe this gives us the advantage of a proven record of providing cost-efficient, quality products and services and the proven ability to interface meter data with a wide variety of utility host billing systems.

   As of December 31, 2001, we had at least a 50% market share in terms of AMR meter modules shipped in the US and Canada. The next largest competitor is Schlumberger Sema who represents roughly 20% of the installed market. There are also a few new communications providers, radio-based, and power-line-carrier-based, most of whom are narrowly focused, that have recently been awarded systems at utilities, including companies such as Nexus, Hexagram, Ramar, and DCSI. These companies currently offer alternative solutions and compete aggressively with us.

   In the area of energy information management, there are many market participants that may be both competitors and potential partners. We face competition from a number of companies such as ABB, Siemens, Lodestar, ICF Kaiser, and Accenture. In competitive wholesale markets in California and Ontario, Canada, we have partnered with ABB and Cap Gemini to offer a total integrated system solution. We will continue to partner with some of these companies, as well as other consulting and system integration companies, to address future competitive energy markets with Itron systems.

   We believe that as we expand our offerings towards optimizing energy delivery there are several very large suppliers of equipment, services or technology to the utility industry that have developed or could develop competitive products for this market, such as ABB, Siemens, Hexagram, Ramar, and Invensys. Similarly, we believe that as we move towards offering systems and solutions for end-user customers, we will face competition from billing and in-building controls companies. We hope to develop cooperative relationships with several of these companies to jointly develop and offer solutions to the market.

   In the market for utility field workforce automation, we expect to compete with companies such as MDSI and Utility Partners.

   For our newly acquired transmission systems products, among others, we compete with Power Lines Systems, the maker of PLS Cadd. In the distribution software business, we compete with Cook-Hurlbert. Additionally, Roussey and Enghouse offer underground distribution products. In the engineering consulting business the primary competitors are Black and Veatch, Power Engineers and Sargent and Lundy along with other regional players. In our Joint Use business, the primary competition is Osmose.

   Some of our present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, and in some cases, greater name recognition and experience. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow. See "Certain Risk Factors--Competition."

Intellectual Property

   We own or license numerous United States, Canadian and foreign patents and have filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR-related technologies. We also rely on copyrights to protect our proprietary software and documentation. We have registered trademarks for most of our major product lines in the United States and many foreign countries. While we believe that our patents, copyrights, trademarks and other intellectual property have significant value, there can be no assurance that these patents, copyrights or trademarks, or any patents, copyrights or trademarks issued in the future, will provide meaningful competitive advantages. The Company is currently involved a legal action related to the Company's alleged infringement of a patent; see "Legal Proceedings." We believe that our continued success will be based on continued innovation, market knowledge, technical and marketing capabilities, existing product relationships with utilities and a fundamental commitment to customer service excellence. See "Certain Risk Factors--Intellectual Property."

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

   Although radio licenses generally are required for radio stations, Part 15 of the FCC's rules permit certain low-power radio devices ("Part 15 devices") to operate on an unlicensed basis. Part 15 devices are designed to be used on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our radio meter modules are Part 15 devices that transmit information back to either the handheld, mobile or network AMR reading devices in the 910-920 MHz band pursuant to these rules.

   Our radio frequency products are designed to eliminate virtually all interference to other frequency users, while still enabling a complete and accurate read from our radio meter modules. However, if we were unable to eliminate harmful interference caused by our Part 15 devices through technical or other means, we or our customers could be required to cease operations in the band in the locations affected by the harmful interference. Further, in the event that the unlicensed frequencies used by our customers and us become unacceptably crowded or restrictive, and no additional frequencies that are suitable are available or allocated, our business could be materially and adversely affected.

   In 1994 the Company was issued a non-exclusive nationwide Federal Communications Commission (FCC) license to operate in the 1427-1432 MHz band. With the exception of communication to and from some of our ERT meter modules, our network products operate in parts of this band. At the time our license was issued, the 1427-1432 MHz band was allocated primarily for use by the federal government, which consented to our use of the band on a secondary, non-interference basis. Current government use of the band is limited to a discrete number of well-defined locations, and we do not expect the fact that we are secondary to federal government operations to have material impact on our business.

   The 1427-1432 MHz band is among 235 MHz of spectrum that has been earmarked for reallocation from federal government users to private sector users (to be licensed by the FCC). The band is subject to continuing federal government use in specified areas through 2004.

   In June 2000, the FCC issued a Report and Order allocating three MHz of the band (1429-1432MHz) on a primary basis for use by wireless medical telemetry. Use of the remaining two MHz (1427-1429MHz) was the subject of additional rulemaking proceedings by the FCC. On January 2, 2002, the FCC released a Report and Order allocating the full 1427-32 MHz band. The FCC chose an allocation that substantially incorporated a "band plan" suggested by Itron and the representatives of wireless medical telemetry, but deferred to a further proceeding adoption of service rules that would provide more assurance that Itron would have access to adequate spectrum in this band. The FCC now has issued a notice in that further proceeding containing proposed service rules that would incorporate additional elements of the Itron-medical telemetry "band plan" in its final rules. There can be no assurance, however, that the FCC will adopt such rules as final or that the Company will have adequate spectrum in the 1427-32 MHz band for its network systems.

   If we are not successful in our efforts to obtain future spectrum allocations in the 1427-1432 MHz band under favorable conditions, we believe that current installations will be permitted to continue under a grandfathering provision. However, there can be no assurance that such grandfathering will be adequate or that we will have any useful rights whatsoever in the band after final rulemaking by the FCC. In such event, our network products (other than modules) would have to be redesigned to operate at a different frequency spectrum, and the cost associated with that could have a material adverse effect on our business.

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

Backlog of Orders

   While backlog is one indicator of future revenues for us, our backlog fluctuates from quarter-end to quarter-end primarily as a result of the timing of large contracts. In recent years we have increased the amount of revenue derived from distribution channels for smaller utilities and municipalities. In addition, with the recent acquisition of LineSoft, we will add more of a software and service component to our business. To the extent that future revenues are derived from our distribution channels, which typically have a smaller order size that may book and ship within the same quarter, or from software and service offerings verses product sales, backlog may not be as reliable an indicator of future revenues. Our twelve-month revenue backlog of unshipped factory orders at December 31, 2001 and 2000 was approximately $115 million and $56 million, respectively. We expect that substantially all of the orders in twelve-month backlog at the end of 2001 will be shipped during 2002. In addition, we have multi-year contracts to supply radio meter modules and multi-year outsourcing arrangements with several customers. Total backlog, including revenues beyond the next twelve months, was $203 million and $151 million at December 31, 2001 and 2000, respectively. Our backlog does not include approximately $40 million in annual service contract revenues from service contracts, many of which renew annually.

Environmental Regulations

   In the ordinary course of our business, we use metals, solvents, and similar materials that are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

Working Capital

   Information on the Company's practice relating to working capital items is contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1 to our accompanying financial statements."

Financial Information by Geographic Area

   Financial information for our International operation is contained in "Note 16 to our accompanying financial statements."

Other

   We do not have any contracts with the federal government. Our business is not significantly seasonal.

Certain Risk Factors

  Itron is dependent on the utility industry, the economics of which are uncertain due to mergers and acquisitions and regulatory reform:

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

   The domestic electric utility industry is currently the focus of regulatory reform initiatives in virtually every state. These initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, in recent years, many utilities have delayed purchasing decisions that involve significant capital commitments. While we expect some states will act on these regulatory reform initiatives in the near term, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on our business, financial condition and results of operations. For example, in California, where the new regulatory framework put utilities in the position of selling electricity at prices substantially below their cost, Pacific Gas and Electric Company has filed for bankruptcy and Southern California Edison (SCE) has come close to bankruptcy. In the event that SCE or additional utilities were to enter into bankruptcy proceedings, our business could be adversely affected. See "Note 11 to our accompanying financial statements--Commitments and Contingencies."

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

  Itron has suffered recent operating losses:

   While we were profitable for the last seven quarters, we have experienced operating losses in certain quarters and in the years from 1996 through the first quarter of 2000. There can be no assurance that we will maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of factors such as size and timing of significant customer orders, delays in customer purchasing decisions, FCC or other governmental actions, timing and levels of development and other operating expenses, shifts in product or sales channel mix, and increased competition. Our operating margins have in the past been adversely affected by excess manufacturing capacity. We expect competition in the AMR market to increase as current competitors and new market entrants introduce competitive products. Operating margins also may be affected by other factors. For example, in the past, we entered into large network automated meter reading contracts with Duquesne and Virginia Power with margins significantly below our historical margins due to the early stage of our network products at the time those systems were shipped and installed, and due to competitive pressures.

  Itron has a concentrated customer base, and therefore the loss of a single customer could negatively affect its operating results:

   In some years, our revenues are concentrated with a limited number of customers, the identity of which changes over time. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these contracts would have a material adverse effect on us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Itron depends on its ability to develop new products:

   We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment in order to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of our technologies or products. Development schedules for technology products are subject to uncertainty, and there can be no assurance that we will meet our product development schedules. We have previously experienced significant delays and cost overruns in development of new products, and there can be no assurance that delays or cost overruns will not be experienced in the future. Delays in new product development, including software, can result from a number of causes, including but not limited to the following: changes in product definition during the development stage, changes in customer or regulatory requirements, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party-supplied components to meet specifications or lack of availability of such components, unplanned interruptions caused by problems with existing products that can result in reassignment of product development resources, and other factors. Delays in the availability of new products, or the inability to successfully develop or acquire products that meet customer needs, could result in increased competition, the loss of revenue or increased service and warranty costs, any of which would have a material adverse effect on our business, financial condition and results of operations.

  Itron's acquisitions of and investments in third parties carry risks and may result in losses:

   Acquisitions and investments in third parties are an important part of our business strategy. Since 1998 we have acquired or made investments totaling approximately $6 million in five companies. In addition, we recently acquired LineSoft Corporation.

   Our acquisitions and investments may involve numerous risks, including:

  . diversion of our senior management's attention from our existing businesses, making it more difficult to manage effectively;

  . concentration of our investments in a limited number of businesses that are related to the energy and water industries;

  . inability to maintain uniform product and service standards, controls, procedures and policies;

  . entry into product and service markets in which we have no direct prior experience;

  . improper evaluation of new services and technologies or inability to fully exploit the anticipated opportunities;

  . inability to successfully integrate the acquired businesses, technologies and other assets;

  .   inability to retain customers or key personnel;

  . inability to liquidate the investments or acquired companies in the event of an economic downturn; and

  .   unforeseen losses by the companies that we invest in or acquire.

   In addition, future acquisitions may involve the assumption of obligations or large one-time write-offs and amortization expenses. In order to finance any future acquisitions, we may also need to raise additional funds through public or private financings. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders. Any of the factors listed above could adversely affect our results of operations.

  Itron depends in part on the installation, operations and maintenance of automated meter reading systems pursuant to outsourcing contracts:

   A minor portion of our business today consists of outsourcing, wherein we install, operate and maintain AMR systems that we may continue to own in order to provide meter reading and other related services to utilities and their customers. We currently have three outsourcing contracts involving mobile AMR solutions, which represented 2% of our 2001 revenues. We use the service method of accounting for our outsourcing contracts. These outsourcing contracts are subject to cancellation in certain circumstances in the event of a material and continuing failure on our part to meet contractual performance standards on a consistent basis over agreed time periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues and Gross Margins".

  Itron is facing increasing competition in the telecommunications industry:

   We face competitive pressures from a variety of companies in each of the markets we serve. In the radio-based network AMR market, companies such as Schlumberger, Hexagram, Ramar, and Nexus currently offer alternative solutions to the utility industry and compete aggressively with us. There is an emerging market for two-way communications systems for advanced metering and billing for the utility industry, and a potential market for the same kind of systems to provide energy delivery optimization and Internet connections to customers. This has led communications, electronics and utility companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with our current and future product and service offerings. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services, to utilities and other industry participants.

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

   Many of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow.

  Itron may be affected by uncertainty of market acceptance of new technology:

   The AMR market is evolving, and it is difficult to predict the future growth rate and size of this market. International market demand for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. Further market acceptance of our new AMR products and systems, will depend in part on our ability to demonstrate cost effectiveness, strategic and other benefits of our products and systems, the utilities' ability to justify such expenditures and the direction and pace of federal and state regulatory reform actions. In the event that the utility industry does not adopt our technology or does not adopt it as quickly as we expect, our future results will be materially and adversely affected.

  The telecommunications industry is characterized by rapid technological evolution:

   The telecommunications industry, including the data-transmission segment, currently is experiencing rapid and dramatic technology advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, and private communications networks have greatly expanded communications capabilities and market opportunities. Many companies from diverse industries are actively seeking solutions for the transmission of data over traditional communications mediums, including radio-based and cellular telephone networks. Competitors may offer significant cost savings or other benefits to our customers. There can be no assurance that technological advances will not cause our technology to become obsolete or uneconomical.

  Itron is susceptible to the availability and regulation of radio spectrum:

   See "FCC Regulation and Allocation of Radio Frequencies." A significant portion of our products use radio spectrum and in the United States are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. There can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and there can be no assurance that the FCC or Congress will not adopt additional changes in the future.

   More recently, on January 2, 2002, the FCC released a Report and Order choosing among three options for allocating the 1427-1432 MHz band. The FCC chose a modified option that incorporated a "band plan" suggested by Itron and the representatives of wireless medical telemetry, but deferred to a further proceeding adoption of service rules that would provide more assurance that Itron would have access to adequate spectrum in this band. There can be no guarantee that the FCC ruling on this matter will not have a materially adverse impact on the Company's financial condition. See "FCC Regulation and Allocation of Radio Frequencies."

   We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. There can be no assurance that we would be able to modify our products to meet such requirements, that we would not experience delays in completing such modifications or that the cost of such modifications would not have a material adverse effect on our future financial condition and results of operations.

   Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, our business could be materially adversely affected.

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

  A number of key personnel are critical to the success of Itron's business:

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

  If Itron is not able to adequately protect its intellectual property, or if Itron infringes the intellectual property of third parties, Itron may be adversely affected:

   While we believe that our patents, trademarks and other intellectual property have significant value, there can be no assurance that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted there under will provide meaningful proprietary protection. Despite our efforts to safeguard and maintain our proprietary rights, there can also be no assurance that such rights will remain protected or that our competitors will not independently develop patentable technologies that are substantially equivalent or superior to our technologies.

  Itron depends on certain key vendors for components and internal manufacturing capabilities:

   Certain of our products, subassemblies and components are procured from a single source, and others are procured only from limited sources. Our reliance on such components or on these limited or sole source vendors or subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In particular, we currently obtain the majority of our handheld devices from one vendor. We may also be affected by worldwide shortages of certain components such as capacitors, inductors and certain types of memory and discrete semiconductor devices. A significant price increase in certain components or subassemblies could have a material adverse effect on our results of operations. We believe alternative suppliers of these products, subassemblies and components are available, in the event of supply problems from our sole- or limited-source vendors or subcontractors. Our ability to develop alternative sources of supply quickly or cost-effectively could materially affect our ability to manufacture our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations. We have substantially decreased the number of sole-sourced components over the last two years. We have chosen to take on increased raw material inventory amounts to mitigate the sole-source situations we still have in place. In the event of a significant interruption in production at our manufacturing facilities, considerable time and effort could be required to establish an alternative production line. Depending on which production lines were affected, such a break in production would have a material adverse effect on our business, financial condition and results of operations.

  Itron is dependent on outsourcing financing:

   We intend to utilize limited recourse, long-term, fixed-rate project financing for our future outsourcing contracts. We have established Itron Finance, Inc. as a wholly owned Delaware subsidiary and plan to establish subsidiaries of Itron Finance, Inc. for this purpose. Although we completed a project financing facility for an AMR project in 1997, there can be no assurance that we will be able to effect other project financing facilities. If we are unable to utilize limited recourse, long-term, fixed-rate project financing for our outsourcing contracts, our borrowing capacity will be reduced, and we may be subject to the negative effects of floating interest rates if we cannot hedge this exposure.

  Itron is subject to international regulation and business uncertainties:

   International sales and operations may be subject to risks such as the following: the imposition of government controls, political instability, export license requirements, restrictions on the export of critical technology, currency exchange rate fluctuations, generally longer receivables collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. In addition, the laws of certain countries do not protect our products to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

  Itron has anti-takeover provisions in place that make it more difficult for a third party to acquire it:

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

  Itron is subject to regulatory compliance:

   We are subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices. We are also subject to federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce our products. We believe that we are currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our production processes, cessation of operations, or other actions which could materially and adversely affect our business, financial condition, and results of operations. In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on site. The waste created by use of these materials is transported off site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim will not arise in the future, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.




ITRON, ERT, Data Command, DataPac are registered trademarks of Itron, Inc. MV-90, MV-RS, and "Knowledge to Shape Your Future" are trademarks of Itron, Inc.

ITEM 1A:  EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages, titles with the Company, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of February 28, 2002.

Name                      Age                            Position
----                      ---                            --------
LeRoy D. Nosbaum......... 55  Chief Executive Officer

Robert D. Neilson........ 45  President and Chief Operating Officer

William L. Brown......... 56  Vice President, Competitive Resources

Michael Cantelme......... 48  Vice President, Client Services Group

Russell N. Fairbanks, Jr. 58  Vice President and General Counsel

Timothy J. Gelvin........ 48  Vice President and General Manager, International Systems

John W. Hengesh.......... 47  Vice President and General Manager, Natural Gas, and Water &
                              Public Power Systems

Randi L. Neilson......... 39  Vice President, Marketing

David G. Remington....... 60  Vice President and Chief Financial Officer

Jemima G. Scarpelli...... 43  Vice President, Investor Relations and Corporate Communications

John Smith............... 53  Vice President, Energy Information Systems Group

Douglas Staker........... 42  Vice-President, Mobile and Network Telemetry Systems Group

Russell E. Vanos......... 45  Vice President and General Manager, Electric Systems

Bob Whitney.............. 43  Vice President, Manufacturing and Supply Chain Management

   LeRoy Nosbaum was named Chief Executive Officer in March 2000. Previously, he had been Chief Operating Officer. LeRoy joined Itron in March 1996 and had Vice President responsibilities covering manufacturing, product development, operations and marketing before being promoted to Chief Operating Officer. Before joining us, LeRoy was Executive Vice President and General Manager of Metricom, Inc.'s UtiliNet Division, and held a variety of positions with Metricom from 1989 to 1996. Prior to joining Metricom, he was employed by Schlumberger, Ltd. and Sangamo Electric for 20 years, most recently as General Manager of the Integrated Metering Systems Division of Electricity Management--North America, an operating group of Schlumberger.

   Rob Neilson was named President in October 2001 and Chief Operating Officer in March 2000. Previously, he had been Vice President, Strategy and Business Development since October 1997 and Vice President, Marketing from 1993 to 1997. He joined Itron in 1983 as manager of market development and planning, and served as Director of Marketing from 1987 to 1993.

   Bill Brown was named Vice President, Competitive Resources in January 2000 and has responsibility for human resources, information systems, corporate training, facilities and security. Bill joined Itron in 1997 as Vice President, Network Systems Operations responsible for deploying Itron's radio-based network AMR systems. He later became Vice President, Residential Systems Operations where he assumed responsibility for customer service as well as project management for all domestic AMR systems. From 1969 to 1996 Bill served in numerous operational assignments with the federal government throughout the world, including serving as the U.S. Defense Representative to the government of Norway, and as a senior advisor on defense matters to the U.S. Ambassador to Honduras.

   Mike Cantelme joined Itron in July 2000 as Vice President, Client Services Group. From 1998 to 2000 Mike worked with Teligent, L.L.C. as Region Vice President for the Southern Region. Teligent is one of the largest competitive local exchange carriers (CLEC) in the country, and while there, Mike had responsibilities for real estate acquisition, network and central office build out, sales and customer installation for the 13 state southern region. Part of that responsibility also included the initial launch of telephone service in 4 of the first 10 of Teligent's service cities. From 1976 to 1998 Mike spent 22 years with AT&T in a number of positions, most recently Vice President, General Manager in Middle Markets. Previous to being promoted to Vice President, General Manager, Mike was the Director for Sales Training for AT&T.

   Russ Fairbanks joined Itron in January 2000 as Vice President and General Counsel. From 1997 to 1999 Russ served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits. Prior to that, he was Vice President, General Counsel and Secretary for Cyrix Corporation, a manufacturer of high performance X-86 microprocessors from 1993 until 1997 at which time Cyrix became a subsidiary of National Semiconductor. Russ was with EDS Corporation from 1986 to 1993 and served in a variety of corporate law and strategic roles.

   Tim Gelvin joined Itron in June 2000 as Vice President and General Manager, International Systems, which encompasses all of Itron's operations, including sales and support, outside of the U.S. and Canada. In the year prior to joining Itron, Tim had been managing director of R.P.G. & Associates Inc., an energy marketing and consultancy firm. From 1995 to 1999, Tim was with UtiliCorp United, an international growth-oriented energy and services company based in Kansas City, Missouri, where he held a number of executive positions with broad marketing responsibilities covering operations in the U.S. and Canada, Europe, Australia and New Zealand. Prior to UtiliCorp, he was with Florida Power Corporation from 1977 to 1995 where he had responsibilities covering sales, marketing, operations and customer service.

   John Hengesh is Vice President and General Manager, Natural Gas Systems and Water and Public Power Systems. Since joining Itron in 1984, he has served in a number of positions covering sales, marketing, hardware and software development, manufacturing, quality and customer and field support. Prior to his present responsibilities, John was Vice President Handheld, Mobile and Telephone Solutions, and previous to that was General Manager for Itron Telephone Solutions in Boise. Before joining Itron, John was the western regional sales manager for the Computer Products Division of General Instrument.

   Randi Neilson was named Vice President, Marketing in January 2000 and has responsibility for all marketing communications, market research, regulatory and marketing support. Randi joined Itron in 1990 and has served in a number of positions, most recently as Director of Solutions and Product Marketing where her responsibilities included product marketing, program management, installation and servicing of Itron's radio-based network AMR products as well as marketing communications. Prior to joining Itron, Randi was the Director of Marketing for American Sign and Indicator, a leading supplier of electronic signage and scoreboard systems.

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

   Mima Scarpelli was named Vice President, Investor Relations and Corporate Communications in January 2000. She has responsibilities for all investor relations activities, employee communications, corporate communications activities, and community support and involvement. Mima has been with Itron since 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller. Prior to joining Itron, Mima was a CPA and audit manager with the Seattle office of Deloitte & Touche LLP.

   John Smith was named Vice President, Energy Information Systems Group in October 2001. John joined Itron in 1996 as a result of the company's merger with Utility Translation Systems (UTS), where he was a partner since 1986. As Director of Product Development and Chief Technical Officer at UTS, John oversaw the creation of the MV-90 and MV-RS data collection and management systems, which are now part of Itron's industry leading portfolio of software solutions. After the merger, he stayed on as Vice President of Products and Technology in the newly created Itron EIS group. Before joining UTS, John worked for eleven years at

Westinghouse Electric Corporation as Manager of Product Software. Before that, he served as an officer in the United States Air Force while training as a meteorologist at Texas A&M University and holding the position of Chief of Computer Operations at the Environmental Technical Applications Center (ETAC) in Washington, D.C. John earned a B.S. in Industrial Engineering from North Carolina State University.

   Doug Staker became Vice President, Mobile and Network Telemetry Systems Group in January 2002. In his current role, Doug's wide-ranging responsibilities include the development and product marketing of all of the hardware and software that make up Itron's AMR and meter data collection systems, with the exception of the MV-90 suite of software products. A twelve year Itron veteran, Doug has held a number of positions within the company, including International Business Analyst, Product Manager for Electric ERT Products, Product Manager for Fixed Network Systems and, most recently, Director of Product Marketing, where he was responsible for the product marketing of Itron's various AMR technologies, fixed network systems, and software interfaces. Before joining Itron, Doug was a Project Engineer for a private firm that developed hydroelectric systems. Doug holds a B.S. in Mechanical Engineering from the University of Idaho.

   Russ Vanos returned to Itron as Vice President and General Manager, Electric Systems in January 2001. Prior to returning to Itron, Russ was Vice President, Sales for LineSoft, a software and consulting firm specializing in power line design and optimization from January through October 2000. His experience in the utility industry spans two decades, much of it related to advanced data collection systems and distribution system optimization. Russ first joined Itron in 1980 as a field service representative responsible for installation of Itron's first generation meter-reading system, and from there, held numerous positions of increasing responsibility, including Vice President, Utility and Energy Services Solutions from 1997 until January, 2000.

   Bob Whitney was named Vice President, Manufacturing and Supply Chain Management in April 2000 and has been with Itron since 1992. Bob has responsibility for the fabrication of all of Itron's hardware products including supply chain management, development and administration of contract manufacturing relationships, and interfacing with internal product development and marketing. Prior to assuming his present position, he was Director of Manufacturing for Itron's Minnesota operations from 1994 until 1999 when he assumed director responsibilities for all of Itron's manufacturing operations. Previous to Itron, Bob held various manufacturing positions with EF Johnson, a two-way radio manufacturing company.

ITEM 2:  PROPERTIES

   Our headquarters are located in approximately 141,000 square feet of owned space in Spokane, Washington. In May 2000, we subleased the majority of the manufacturing space in our facility, approximately 30,000 square feet, to a subcontract manufacturer, in which we have a minority ownership interest, and who manufactures most of our low volume hardware products. In Raleigh, North Carolina, we own approximately 18,000 square feet and are leasing an additional 25,000 square feet used for activities related to our business. In April 2002 we are consolidating our Raleigh operations into one building consisting of approximately 52,000 square feet of leased space. On February 25, 2002, we agreed to sell our office building in Raleigh, NC. The sale is contingent on the purchaser's completion of due diligence, and is expected to close on or before July 1, 2002. In Waseca, Minnesota, we lease 106,000 square feet of manufacturing and engineering space. In late 1998, we began relocating activities from our facility in Lakeville, Minnesota to the Waseca facility and have sub-leased 100% of the 31,000 square feet in the Lakeville facility as of December 31, 2001. We have approximately 34,000 square feet of leased space in various cities in North America for sales and service. Additionally, we lease sales offices in the United Kingdom, France and Australia and in various cities throughout the United States. Our 2001 aggregate domestic and international base monthly lease obligation was approximately $142,000. All the above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

Benghiat Patent Litigation

   On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron's handheld meter reading devices in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota. On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, a court-ordered settlement hearing was held, which did not result in a settlement of the case. The case is expected to go to trial in September or October 2002. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

Northfield Communications Sublease Litigation

   On April 24, 2001, pursuant to an amended complaint, plaintiff Northfield Communications, Inc. brought an action against us in the United States District Court for the District of Minnesota (CF No. 01-117 JMR/FLN). Plaintiff is a sub-lessee of property leased by Itron in Lakeville, Minnesota and has asked the court to make a determination of its rights under its sublease and such other relief as is appropriate. We denied the substantive allegations of the complaint and filed a counterclaim against the plaintiff. On February 1, 2002 the court granted summary judgment in favor of the Company on two of the three substantive claims in the complaint. The remaining claim relates to a determination of plaintiff's rights in a small common area of the premises and upon agreement of the parties was dismissed. This case is over for the most part, unless Northfield Communications decides to appeal the grants of summary judgment in the Company's favor.

   The Company is not involved in any other material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2001.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

   Itron's common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for all four quarters of 2001 and 2000 as reported by the NASDAQ National Market.

                                                   2001         2000
                                               ------------- -----------
                                                High   Low   High   Low
                                               ------ ------ ----- -----
       First Quarter.......................... $12.50 $ 3.50 $8.50 $4.50
       Second Quarter......................... $18.98 $10.25 $8.75 $4.50
       Third Quarter.......................... $23.84 $14.25 $8.38 $5.13
       Fourth Quarter......................... $34.21 $20.13 $6.75 $3.14

Holders

   At February 28, 2002 there were approximately 523 holders of record of our Common Stock.

Dividends

   We have never declared or paid cash dividends. We intend to retain future earnings, if any, for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Equity Security Sales

   None.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                           Year Ended December 31,
                                                                              -------------------------------------------------
                                                                                2001      2000      1999       1998      1997
                                                                              --------  --------  ---------  --------  --------
                                                                                    (in thousands, except per share data)
Statement of Operations Data
Revenues
   Sales..................................................................... $183,425  $141,899  $ 147,128  $187,051  $164,325
   Service...................................................................   42,130    38,042     46,284    54,351    51,792
                                                                              --------  --------  ---------  --------  --------
      Total revenues.........................................................  225,555   179,941    193,412   241,402   216,117
Cost of revenues.............................................................  127,696   109,092    202,640   167,276   139,578
                                                                              --------  --------  ---------  --------  --------
Gross profit.................................................................   97,859    70,849     (9,228)   74,126    76,539
Operating expenses
   Sales and marketing.......................................................   26,523    20,726     25,243    23,991    25,394
   Product development.......................................................   30,000    21,331     26,764    33,493    32,220
   General and administrative................................................   15,209    17,565     13,498    12,834    12,064
   Amortization of intangibles...............................................    1,486     1,762      1,986     2,261     2,190
   Restructurings............................................................   (1,219)     (185)    16,686     3,930        --
                                                                              --------  --------  ---------  --------  --------
      Total operating expenses...............................................   71,999    61,199     84,177    76,509    71,868
Operating income (loss)......................................................   25,860     9,650    (93,405)   (2,383)    4,671
Other income (expense)
   Equity in affiliates......................................................     (616)    1,069       (600)   (1,154)   (1,120)
   Gain on sale of business interests........................................       --        --         --        --     2,000
   Interest, net.............................................................   (3,878)   (3,795)    (6,261)   (6,508)   (3,916)
                                                                              --------  --------  ---------  --------  --------
      Total other income (expense)...........................................   (4,494)   (2,726)    (6,861)   (7,662)   (3,036)
                                                                              --------  --------  ---------  --------  --------
Income (loss) before income taxes and extraordinary item.....................   21,366     6,924   (100,266)  (10,045)    1,635
Income tax (provision) benefit...............................................   (7,916)   (2,700)    28,010     3,820      (625)
                                                                              --------  --------  ---------  --------  --------
Net income (loss) before extraordinary item and cumulative effect of a change
 in accounting principle.....................................................   13,450     4,224    (72,256)   (6,225)    1,010
Extraordinary gain on early extinguishment of debt, net of income taxes of
 $570 and $1,970.............................................................       --     1,044      3,660        --        --
Cumulative effect of change in accounting principle, net of income taxes of
 $1,581......................................................................       --    (2,562)        --        --        --
                                                                              --------  --------  ---------  --------  --------
Net income (loss)............................................................ $ 13,450  $  2,706  $ (68,596) $ (6,225) $  1,010
                                                                              ========  ========  =========  ========  ========
Earnings per share
Basic
   Income (loss) before extraordinary item................................... $    .86  $    .28  $   (4.87) $   (.42) $    .07
   Extraordinary item........................................................       --       .07        .25        --        --
   Cumulative effect.........................................................       --      (.17)        --        --        --
                                                                              --------  --------  ---------  --------  --------
   Basic net income (loss) per share......................................... $    .86  $    .18  $   (4.62) $   (.42) $    .07
                                                                              --------  --------  ---------  --------  --------
Diluted
   Income (loss) before extraordinary item................................... $    .75  $    .27  $   (4.87) $   (.42) $    .07
   Extraordinary item........................................................       --       .07        .25        --        --
   Cumulative effect.........................................................       --      (.17)        --        --        --
                                                                              --------  --------  ---------  --------  --------
   Diluted net income (loss) per share....................................... $    .75  $    .18  $   (4.62) $   (.42) $    .07
                                                                              ========  ========  =========  ========  ========
Average number of shares outstanding
   Basic.....................................................................   15,639    15,180     14,851    14,668    14,118
   Diluted...................................................................   18,834    15,385     14,851    14,668    14,562

Balance Sheet Data
   Working capital........................................................... $ 66,646  $ 45,340  $  44,261  $ 54,230  $ 68,307
   Total assets..............................................................  202,691   177,231    192,079   247,755   240,211
   Total debt................................................................   64,484    65,446     74,998    92,197    73,814
   Shareholders' equity......................................................   76,052    52,092     47,526   115,023   120,427

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Information" and the Consolidated Financial Statements and Notes thereto.

Certain Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words "expects," "intends," "anticipates," "believes," "plans," "projects," "estimates," "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see "Certain Risk Factors."

Overview

   Itron is a leading provider and source of knowledge to the energy and water industries for collecting, analyzing, and applying critical data about electric, gas and water usage throughout the world. Over 2,000 utilities in more than 45 countries use our handheld meter reading hardware and software systems to collect and process information from over 250 million meters. Those utilities include over 75% of the largest electric and gas utilities in the US and Canada. More than 850 utilities worldwide use our radio and telephone-based technology to automatically collect, analyze and apply meter data from over 20 million electric, gas and water meters. Our enterprise software solutions for managing complex commercial and industrial meter data are used by over 600 utilities worldwide, including over 90% of the largest electric and gas utilities in the US and Canada. Our software systems are also in use at a number of the newly created wholesale energy markets in the US and Canada to provide critical data management, billing, and settlement systems for the power flowing into and out of those deregulating markets. Our technology now "touches" over $200 billion in energy and water transactions every year in North America alone. In 2001 we began to expand our solutions portfolio for optimizing the delivery and use of energy and water, beyond meter reading, with the acquisition of licensing rights to software that enables utility field workforce automation. Also, in March 2002, we acquired LineSoft Corporation, a company that provides software tools and engineering consulting services to electric utilities that are used for the design of new and more efficient use of transmission and distribution lines, substations, and upgrades to existing facilities.

   With overall penetration for meter reading automation in the US and Canada at approximately 14 percent at December 31, 2001, we have plenty of room to gain customers and increase revenues in this market alone. We believe our technology, industry knowledge and relationships with virtually every large utility in North America give us a strong foothold for extending our leadership into additional systems that give utilities and their customers the knowledge to distribute and use electricity, gas and water more efficiently than ever before. We are aggressively pursuing those opportunities.

   We design, develop, manufacture, market, install and service hardware, software and integrated systems. Sales include hardware, custom and licensed software, consulting, project management and installation and sales support activities. Services include post-sale maintenance support and outsourcing services where we own and operate, or simply operate, systems for a periodic fee.

   We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power markets, and others.

Critical Accounting Policies

   Revenue Recognition. Sales consist of hardware, software license fees, custom software development, project management services, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

   We recognize revenues from hardware and software license fees at the time of shipment, receipt, or, if applicable, upon completion of customer acceptance provisions. Revenues for project management, consulting, installation, outsourcing and maintenance services are recognized at the time those services are provided, with the related expenses recognized as incurred. Under outsourcing arrangements, both installation costs and the costs of hardware and software are capitalized and amortized over the term of the contract. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts.

   Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Inventory is subject to rapidly changing technologies. There can be no assurance that technological advances will not cause some or all of our inventory to become obsolete or uneconomical.

   Warranty. We offer standard warranty terms on our product sales of between one and three years. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Our long-term warranty reserve covers estimated standard warranty cost for the second and third years of customer use and future expected costs of testing and replacement of radio meter module batteries and fixed network equipment. Management continually evaluates the sufficiency of warranty reserves and makes adjustments when necessary. Actual warranty costs may fluctuate and may be different than amounts accrued.

   Concentration of credit risk: We currently derive the majority of our revenues from sales of products and services to utilities. As a result, our operations are subject to the same regulatory, political and economic risks that affect that industry. Additionally, certain affiliates in which we have invested are development stage enterprises in that they are subject to the risk of obtaining sufficient capital or financing, developing a viable product and obtaining sufficient customer demand.

Results of Operations

   Effective January 1, 2002, we realigned our organization from six business units, comprised of both market segments and products, to four business units composed of market segments. Results from the former Client Services and Energy Information Systems (EIS) segments, which are product lines, have been reclassified into our Electric, Natural Gas, Water & Public Power, and International segments for 2001, 2000, and 1999. This realignment better reflects our approach to market segmentation and our focus on customer values specific to each. Segment numbers throughout this report have been reclassified to reflect our new 2002 organization.

   Revenues for each business unit include hardware, custom and licensed software, project management, installation and support activities, outsourcing services, where we own and operate, or simply operate, systems for a periodic fee, and post-sale support activities. Inter-segment revenues are immaterial. Within each business unit, product costs associated with revenue are reported using standards, which include materials, direct labor and an overhead allocation based on projected production for the year. Variances from standard costs are included in corporate costs and are not allocated to the business units.

   Revenues

   The following tables show our revenue and percent change from the prior year by sales or service and by segment.

                                     Year Ended December 31,
                             --------------------------------------
                                            Change           Change
                              2001   2000  2001-2000  1999  2000-1999
                             ------ ------ --------- ------ ---------
          Revenues                       ($ in millions)
          Sales............. $183.5 $141.9    29%    $147.1     (4)%
          Service...........   42.1   38.0    11       46.3    (18)
                             ------ ------           ------
             Total revenues. $225.6 $179.9    25%    $193.4     (7)%
                             ====== ======           ======

                                      Year Ended December 31,
                              --------------------------------------
                                             Change           Change
                               2001   2000  2001-2000  1999  2000-1999
                              ------ ------ --------- ------ ---------
         Segment Revenues                 ($ in millions)
         Electric............ $ 99.7 $ 62.0     61%   $ 64.3     (4)%
         Natural Gas.........   35.7   39.8    (10)     50.3    (21)
         Water & Public Power   65.1   60.1      8      61.2     (2)
         International.......   25.1   18.0     39      17.6      2
                              ------ ------           ------
            Total revenues... $225.6 $179.9     25%   $193.4     (7)%
                              ====== ======           ======

2001 compared with 2000

   For the full year 2001, revenues were $225.6 million compared to $179.9 million in 2000. Revenue growth for the full year was driven largely by expansion orders from existing customers for Mobile Automated Meter Reading ("MAMR") Systems, including one significant customer in Electric Systems.

   Electric segment revenues in 2001 were 61% higher than 2000 revenues and represented 44% of our total revenues for the year 2001. The majority of this increase is due to continuing shipments on a multi-year contract with one customer. This customer represented 34% and 6% of the Electric business unit revenues and 15% and 2% of total company revenues in 2001 and 2000 respectively. Sales to this customer will continue to be a significant factor in the Electric business unit through mid-2002 under current contractual obligations.

   Natural Gas segment revenues declined 10% in 2001 compared with 2000, primarily due to the completion of large contracts in 2000 that were not replaced by similar business during 2001. Revenue was relatively stable from quarter to quarter in 2001.

   Water and Public Power segment revenues were $5.0 million higher in 2001 compared to 2000. This growth was the result of the initial deployment of modules for a multi-year AMR system for a new customer, the expansion of systems for existing customers, and increased shipments to meter manufacturers. Due to a strong mix of bookings that included several multi-year orders, numerous smaller orders, and new customer contracts, revenues in the last half of 2001 were up 56% over the first half of 2001. In addition, sales through indirect channels are growing due to increased interest for automation within the smaller utilities.

   International segment revenues increased 39% or $7.1 million over 2000, due to significant handheld sales to customers in Japan. Increased meter module sales in France and a large hardware installation of handheld sales in Australia in the second half of the year also contributed to International revenue growth.

2000 compared with 1999

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

   Electric segment revenues in 2000 were negatively impacted by the sale of the outsourcing system above. Excluding revenues related to the Duquesne outsourcing contract, electric segment revenues were up 11% in 2000 over 1999. Electric segment new contract bookings were strong in the second half of 2000, and as a result, revenues in the last half of 2000 were up 14% over the first half.

   In 1999, a single customer accounted for approximately $14.4 million, or 29% of Natural Gas segment revenues. Shipments under this large multi-year contract began to wind down early in 2000 as the contract was completed, and accounted for only $7.3 million, or 18% of year-to-date Natural Gas segment revenues in 2000. Excluding activity for that single customer, Natural Gas segment revenues were relatively flat year-to-year.

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

   Gross Margin

   The following tables show our gross margin and percent change from the prior year by sales or service and by segment.

                                       Year Ended December 31,
                                 -----------------------------------
                                            Change           Change
                                 2001 2000 2001-2000 1999   2000-1999
                                 ---- ---- --------- ----   ---------
          Gross Margin
          Sales.................  45%  41%     4%      36%       5%
          Service...............  36   34      2     (133)     167
                                  --   --            ----
             Total gross margin.  43%  39%     4%      (5)%     44%
                                  ==   ==            ====

                                        Year Ended December 31,
                                  ----------------------------------
                                             Change          Change
                                  2001 2000 2001-2000 1999  2000-1999
                                  ---- ---- --------- ----  ---------
           Segment Gross Margin
           Electric..............  42%  44%    (2)%   (90)     134%
           Natural Gas...........  54   56     (2)     51        5
           Water & Public Power..  44   44     --      43        1
           International.........  34   43     (9)     15       28
           Corporate(1)..........  (1)  (7)     6      (3)      (4)
                                   --   --            ---
              Total gross margin.  43%  39%     4%     (5)%     44%
                                   ==   ==            ===

--------
(1) Corporate is included so that total segment gross margin reconciles to total gross margin above.

2001 compared with 2000

   Gross margins improved by 4% year-over-year, growing to 43% in 2001 compared to 39% in 2000. During 2001, we began to realize the full benefit of the manufacturing consolidation and supply chain management initiatives that began in 2000. Increased production volumes and lower electronic component pricing in the overall market also contributed to gross margin improvements. Gross margins can vary substantially from period to period depending on component mix.

   Gross margins for both the Electric and Natural Gas segments decreased 2% in 2001 compared to 2000 due to changes in the mix of customers and products.

   International segment margins decreased from 43% in 2000 to 34% in 2001, or 9 percentage points. The majority of this decrease is due to large low margin handheld shipments to customers in Japan early in the year. In addition, we had higher revenues from low margin AMR module shipments to customers in France 2001 compared to 2000.

   Corporate costs of sales were lower in 2001 compared to 2000, primarily due to efficiencies gained through the consolidation of our manufacturing facilities and higher than planned production volumes for 2001. Favorable manufacturing variances associated with higher than planned production remain in corporate costs of sales due to our standard cost of sales method. In addition, purchase price variances, which are reflected in unallocated corporate costs of sales, were favorable in 2001, due in part to lower market prices for many electronic components.

2000 compared with 1999

   In late 1999, we implemented a number of restructuring actions, including the consolidation of our high volume manufacturing operations from three locations to one and the spin-off of our low volume manufacturing. As a result, our overall gross margin in 2000 reflects improved efficiencies.

   Electric gross margin was negative in 1999 as a result of a loss on the sale of our outsourced network AMR system at Duquesne Light to an affiliate of Duquesne and because of a $14.3 million forward loss accrued in 1999 for estimated costs to complete our remaining obligations to this customer in excess of contractual revenues. These two items had the impact of reducing 1999 Electric gross profit by $67.3 million. In addition, in the second quarter of 1999, gross margin in our Electric segment was impacted by a $4.2 million price concession to another customer for a large network installation. Without those items, Electric gross margin in 1999 would have been approximately 14%.

   The higher gross margin for our Natural Gas and Water & Public Power segments in 2000 compared with 1999 resulted from lower standard costs in 2000 due to improved efficiencies in our manufacturing processes as discussed above.

   Higher gross margin for International in 2000 reflects a shift in product mix towards more profitable handheld and AMR systems and away from lower margin custom development type systems in Europe.

   Operating Expenses

   The following table shows our operating expenses and percent of revenues.

                                           Year Ended December 31,
                                 ------------------------------------------
                                         % of           % of          % of
                                 2001   Revenue 2000   Revenue 1999  Revenue
                                 -----  ------- -----  ------- ----- -------
                                               ($ in millions)
    Sales and marketing......... $26.5   11.8%  $20.7   11.5%  $25.2  13.1%
    Product development.........  30.0   13.3    21.3   11.9    26.8  13.8
    General and administrative..  15.2    6.7    17.6    9.8    13.5   7.0
    Amortization of intangibles.   1.5     .7     1.8    1.0     2.0   1.0
    Restructurings..............  (1.2)   (.5)    (.2)   (.1)   16.7   8.6
                                 -----          -----          -----
       Total operating expenses. $72.0   31.9%  $61.2   34.0%  $84.2  43.5%
                                 =====          =====          =====

   The increase in sales and marketing expenses between 2001 and 2000 is due to investments in marketing programs and systems, primarily a new eCRM (internet-based Customer Relationship Management) system, additional spending related to strategy and business development activities, and increased commissions due to higher revenues. Despite the $5.8 million increase in spending, sales and marketing as a percentage of revenue remained stable at 11.8% and 11.5% for 2001 and 2000, respectively. Of the $4.5 million decrease in sales and marketing expenses in 2000 compared to 1999, approximately $1.9 million was related to costs of certain items being transferred to general and administrative expenses while $2.5 million was due to cost of sales transfers as the result of our business unit reorganization at the start of 2000.

   The increase in product development expenses in 2001 compared to 2000 is due to a number of new products under development related to next generation data collection and communications technology and software applications, and the associated increased staffing. The decrease in product development expenses in 2000 compared with 1999 resulted primarily from restructuring measures that included the closure of several product development locations and associated staff reductions. As a percentage of revenues, product development spending was 13.3%, 11.9%, and 13.8% for 2001, 2000, and 1999, respectively.

   The decrease in general and administrative expenses in 2001 compared to 2000 is largely due to the favorable negotiation of a new communications contract and reduced legal fees for patent and FCC matters. In contrast, the increased general and administrative expenses in 2000 compared with 1999 resulted from: the reclassification of personnel previously included in sales and marketing; expenses for executive recruiting and relocation; increased legal and consulting costs; and earned bonus and performance incentives. Higher legal costs in 2000 were mostly the result of increased patent litigation and FCC licensing expenses. As a percentage of revenues, general and administrative expenses were 6.7%, 9.8%, and 7.0% for 2001, 2000, and 1999, respectively.

   Restructurings in 2001 reflect a net credit as a result of reversals of charges in previous periods. During the year, we reversed $1.0 million of loss reserves previously accrued in 1999 for non-cancelable operating lease charges for a closed facility based on the subsequent sublease of that office space under more favorable terms than anticipated. We reversed another $412,000 based on the decision by new management to remain in our current office in France instead of abandoning and subleasing that building as originally planned. The change in plans resulted from additional office space needs and a desire to avoid disrupting development activities. Finally, in 2001, we increased our severance accrual by $207,000 for remaining obligations. Restructuring measures are substantially complete.

   Other Income (Expense)

   The following table shows other income (expense) and percent change from the prior year.

                                           Year Ended December 31,
                                   ---------------------------------------
                                                  Change           Change
                                   2001   2000   2001-2000 1999   2000-1999
                                   -----  -----  --------- -----  ---------
                                               ($ in millions)
     Equity in affiliates......... $(0.6) $ 1.1    (155)%  $(0.6)    283%
     Interest, net................  (3.9)  (3.8)     (3)    (6.3)     40
                                   -----  -----            -----
     Other income (expense)....... $(4.5) $(2.7)    (67)%  $(6.9)     61%
                                   =====  =====            =====

   In 2001, we had a 50% ownership interest in an affiliate that acts as a partnership for selling our water products in specific regions of the US, a 30% ownership interest in an affiliate that serves as a contract manufacturer of our low volume products and as our handheld service repair depot provider, and a 44% ownership interest in an affiliate that provides meter reading services to energy service providers and end user customers. The loss in 2001 is largely due to the write off of $850,000 for our investment in the affiliate, plus $7,000 in accrued interest related to the note receivable that provides meter reading services. The loss from that write-off was partially offset with our share of gains from the other affiliates.

   The $1.1 million in equity in affiliates in 2000 resulted from increased sales of our water products by our distributor affiliate and a $150,000 net gain on the sale of our interest in another partially owned domestic affiliate.

   Net interest remained relatively flat between 2001 and 2000. Higher cash and investment balances in 2001 were offset by much lower interest rates in 2001 compared to 2000. Net interest expense decreased 40% in 2000 compared with 1999 due to lower short-term bank borrowings, a reduction of subordinated debt outstanding, and increased net invested cash during 2000. We received $32.8 million from the sale of our outsourcing installation at Duquesne in the first half of 2000 and used a portion of the proceeds to pay down short-term bank borrowings.

   Income Taxes

   Our effective income tax rate was approximately 37% in 2001 compared with 39% in 2000 and a tax benefit of (28)% in 1999. In 1999 we had a pre-tax loss. Because of this loss, the increase in our valuation allowances provided for certain domestic tax credits and international net operating losses resulting in a lower tax benefit. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

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

   Cumulative Effect of Change in Accounting Principle

   During the fourth quarter of 2000, we implemented the SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff's views on revenue recognition. As a result, we have changed our revenue recognition for certain transactions related to customer acceptance, F.O.B. destination shipments, and outsourcing contracts under which we retain title to the related equipment. The implementation has been accounted for as a cumulative change in accounting principle effective January 1, 2000.

Financial Condition


                                             Year Ended December 31,
                                             ----------------------
                                              2001    2000    1999
                                             ------   -----  ------
                                                 ($ in millions)
             Cash Flow Information
             Operating activities........... $ 32.3   $ 3.8  $ 24.5
             Investing activities...........  (38.0)   20.8   (16.1)
             Financing activities...........    5.1    (4.9)   (9.6)
                                             ------   -----  ------
             Net increase (decrease) in cash $ (0.6)  $19.7  $ (1.2)
                                             ======   =====  ======

   Operating activities: We generated $32.3 million of cash from operations in 2001 compared to $3.8 million in 2000 and $24.5 million in 1999. Increased earnings in 2001 is one of the primary factors driving the improved cash flow from operations in 2001. Accounts payable and accrued expenses decreased $4.4 million in 2001 from 2000, primarily due to the use of, and adjustments to, restructuring reserves, and the use of a forward loss accrual. In 2000 we used $9.3 million of cash for severance and other restructuring expenditures that were accrued in 1999. Excluding those payments, adjusted cash flow from operations in 2000 was $13.1 million. Cash generated from operations in 1999 was $24.5 million and was unusually large as a result of collections in 1999 from two large turnkey installations for which invoicing had been deferred. Wages and benefits payable decreased $7.1 million in 2000 from 1999, primarily due to employee termination benefits paid in 2000.

   Investing activities: The primary investing activity in 2001 was the transfer of $22.2 million of cash and cash equivalents into short-term investments with longer maturities, not exceeding 13 months, in order to achieve higher interest yields. Also included in investing activities is a reclassification of $5.1 million into restricted cash for a collateralized letter of credit. Other activities included investments in and loans made to three companies--a web based wireless workforce management company, a developer of in-home energy gateway communication technology, and a meter reading services provider. Our investment in the web based wireless workforce management company of $2.0 million is in the form of convertible debt, which if converted would give us an 18.8% ownership in the company assuming current exchange rates and shares outstanding. We invested $500,000 in the home energy gateway communication technology company, which grants us exclusive rights to use and market their technology to customers in the U.S., Canada, and Mexico, and non-exclusive rights to use and market their technology elsewhere. During 2001, our $850,000 investment in the meter reading services provider, $350,000 of which is held as a fully reserved note receivable and $500,000 of which was an equity investment was written off. Fixed asset acquisitions, including outsourcing equipment, were $7.6 million for 2001, down approximately $4.0 million from 2000 and down form $9.6 million in 1999. Most of the decrease is due to decreases in outsourcing equipment that reflects that we have substantially completed capital build-outs for our three outsourcing contracts. In 2000 we received $32.8 million, net of expenses, from the sale of our network system at Duquesne Light Company, which is reflected in investing activities.

   Financing activities: Net cash generated from financing activities of $5.1 million in 2001 included $7.8 million received from employee stock purchase plan purchases and stock option exercises during the year offset by the open-market purchase of 85,100 shares of our common stock for $1.9 million. Financing activities used $4.9 million in cash in 2000 mostly due to $3.6 million in cash that was used to pay down short-term bank borrowings and $2.1 million for the repurchase of subordinated debt in the first quarter of 2000. Financing activities used $9.6 million in 1999 mostly due to repayment of short-term bank borrowings. Availability under our current line of credit is $23.4 million as of February 28, 2002. We believe that existing cash resources and available borrowings under our credit facility are more than adequate to meet our cash needs through 2002. We have no off-balance sheet financing arrangements.

   Investments: We have a $2.0 million investment in a software development company, in the form of a senior, secured convertible note, which we made on September 4, 2001. The company has not yet established a history of consistent revenue. The company provides a wireless, automated mobile workforce management software solution to the utility industry. We have contracted with the firm to develop a new ERT installation and deployment tool, which will be based on the mobile workforce management software solution. We have also signed an exclusive distribution agreement with them to sell the workforce management solution to the utility industries in North America and parts of Asia. The company recently informed us that it would need additional financial assistance, in part due to the delay in our development of a supporting hardware product. Primarily due to the market acceptance that our sales force has received regarding the workforce management software solution, we have indicated to the company our willingness to increase our investment so that it has sufficient resources to operate currently. If we had converted our note into equity as of December 31, 2001, we would have held an 18.8% equity interest in the firm.

   On March 2, 2001 we invested $500,000 in the common stock of an early stage metering services company. Later in 2001, we increased our investment by $350,000 in the form of senior, secured convertible debt. At the end of 2001, we wrote off the remaining amounts of our investment totaling $522,000, as all but one employee had been let go and the prospects of obtaining both future business and the funding necessary to remain a going concern were highly doubtful. Currently, there still is only one employee and, while the company now has four customers, it is not yet cash flow positive.

   During 2000 we spun-off our low volume manufacturing operations and field service depot repair operations to a group of former employees, retaining a 30% equity interest in the form of convertible preferred stock. The company continues to manufacture low volume product and perform repair operations for us, which services amount to about 80% of the total revenues of the company. Operations are profitable.

   We have a 50% general partnership interest in a partnership with a utility, which partnership's purpose is to serve as a marketing vehicle for a defined territory comprised of, and surrounding, the utility's service territory. During 2001, there was little partnership activity. As of December 31, 2001, there was approximately $2.1 million of cash in the partnership.

   During 2001 we made a $500,000 common stock investment in a startup involved in developing gateway and other metering-related products, for which we received a 10% equity interest. The company has not yet established a history of consistent revenue, has not yet reached breakeven cash flow and is currently looking for additional funding.

   Liquidity, Sources and Uses of Capital: At December 31, 2001, we had approximately $42.8 million in cash, cash equivalents, and short-term investments. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and our short-term investments, which are rated A or better by Standard & Poor's or Moody's and which have market interest rates. Availability under our current $35 million revolving line of credit is reduced only by our outstanding letters of credit of $11.6 million. We do not have plans to borrow under this credit facility at this time. We have $53.3 million of convertible subordinated debentures that mature in March 2004, $15.0 million of which have a conversion price of $9.65 and are callable in March 2002 without premium. The remaining $38.3 million of notes have a conversion price of $23.70 and have been callable with declining premiums since March 2000. On March 18, 2002 we notified the holders of the exchange notes totaling $15 million, that we will exercise our option to redeem the notes on April 17, 2002. Holders of the debt have the option, until April 16, 2002, to convert the debt into shares of Itron common stock. Based on the current market prices of our stock, we anticipate note holders will convert rather than redeem. We anticipate that we will have sufficient cash generated from operations to repurchase the remaining notes at maturity if they are not converted earlier.

   Working capital as of December 31, 2001 was $66.6 million, compared to $45.3 million at December 2000. The increase in working capital was due primarily to an increase in short-term investments of $22.2 million. The number of days outstanding for billed and unbilled accounts receivable was 69 and 84 days as of December 31,

2001 and December 31, 2000, respectively. This improvement is a result of increased revenues from customers who pay consistently within our invoicing terms and a shift in customer sales that are based on milestone billings that replaced mobile handheld sales with longer payment terms.

   Contractual cash obligations as of December 31, 2001, exclusive of our $5.1 million mortgage note that was paid in full in February 2002, were as follows:

                                                    Due In
                                    --------------------------------------
                                     2002  2003-2004 2005-2006 Later Years
                                    ------ --------- --------- -----------
                                               ($ in thousands)
      Project financing debt....... $  635  $1,424    $1,657     $2,366
      Operating leases, net........  3,760   5,093     2,734      1,531

   Commercial commitments as of December 31, 2001 were as follows:

                                               Commitments In
                                   ---------------------------------------
                                    2002   2003-2004 2005-2006 Later Years
                                   ------- --------- --------- -----------
                                              ($ in thousands)
     Letters of credit(1)......... $11,575   $ --      $ --        $--
     Performance bonds............  40,174     --        --         --
     Guarantees...................     157    360       299         --

--------
(1) Effective Q2 2002, our letters of credit will increase to $15.0 million.

   During 2001, we made $3.4 million in investments in, and loans to, three private companies as discussed above under "Investments." In addition, during the first quarter of 2002, we acquired LineSoft, a privately held company, for $41.4 million, which consisted of $20.4 million paid in cash and the issuance of 848,870 shares of Itron common stock (see Note 18 to our consolidated financial statements). We expect to continue to expand our operations and grow our business through a combination of internal new product development as well as licensing technology from others, partnership arrangements and acquisitions of technology or, in some cases, other companies. We expect the majority of these activities to be funded from existing cash, cash flow from operations, and borrowings under existing credit facilities. We believe these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require us to seek additional external financing or public or private issuances of equity or debt securities. While we believe existing sources of liquidity are sufficient, our liquidity could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under "Certain Risk Factors" and "Qualitative and Quantitative Disclosures About Market Risk."

New Accounting Pronouncements

   In late July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if: (i) the intangible assets arise from contractual or other legal rights or (ii) the acquired intangible assets are capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001.

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

   The Company expects the adoption of SFAS No. 141 and SFAS No. 142 will result in a reduction in amortization of goodwill from 2001 of $648,000. In addition, in March 2002, in conjunction with the LineSoft acquisition, we acquired intangible assets, most of which we expect to amortize over three and four years. Future business combinations may give rise to either significant amortization expense from the acquisition of intangible assets with a finite life or goodwill with significant impairment risk.

   The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in August, 2001. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

Business Outlook

   The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

   The following expectations do not include the financial impact of the LineSoft acquisition, which closed on March 12, 2002.

   We expect that revenues in 2002 will be between $250 million and $265 million, which is approximately 11% to 17% higher than 2001. We expect net income per fully diluted share to be between 90 and 97 cents per share, which represents earnings per share growth of approximately 20% to 29%.

   We believe the acquisition of LineSoft will result in additional revenue for 2002 of approximately $16 million to $20 million and will be moderately dilutive to breakeven in terms of net income, excluding the write-off of in process R&D and additional intangible amortization associated with this acquisition.

   On a preliminary basis, we estimate the in process R&D charge, which will be recognized in the first quarter of 2002, will be approximately $7 million. We also estimate that there will be approximately $3 million in intangible amortization in 2002 resulting from the LineSoft acquisition. These estimates are based on independent valuations, which are being finalized and which are subject to review by our outside auditors.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk: We are subject to market risk exposure related to changes in interest rates on our long-term debt. At December 31, 2001, we had $64.5 million of long-term debt. (See Note 5 of our accompanying consolidated financial statements). Our long-term debt is at fixed rates. However, a hypothetical 100 basis point increase in the interest rate at December 31, 2001 would result in a $1.8 million increase in fair value. We do not use derivative financial instruments to manage interest rate risk.

   Foreign Currency Exchange Rate Risk: As a global concern, we conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Total International revenue was 11% of total revenue in 2001. Since we currently do not use derivative instruments to manage foreign currency exchange rate risk, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

   Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia. This means we are subject to changes in the consolidated results of operations expressed in US dollars. Other international business, consisting primarily of shipments from the United States to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in US dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There has been, and there may continue to be, large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

   Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in US dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in translation gains or losses that are reported in the comprehensive income portion of shareholders' equity in our balance sheet.

   Because our earnings are affected by fluctuations in the value of the US dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of December 31, 2001, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from the results of the analysis. We may, in the future, experience greater fluctuations in US dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may seek to institute hedging alternatives as business dictates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

   Management is responsible for the preparation of our consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

LeRoy D. Nosbaum                   David G. Remington
Chief Executive Officer            Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

   We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues in 2000.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 12, 2002 (March 18, 2002 as to Note 18)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          2001         2000         1999
                                                                       -----------  -----------  -----------
                                                                       (in thousands, except per share data)
Revenues
   Sales.............................................................. $   183,425  $   141,899  $   147,128
   Service............................................................      42,130       38,042       46,284
                                                                       -----------  -----------  -----------
       Total revenues.................................................     225,555      179,941      193,412
Cost of revenues
   Sales..............................................................     100,692       83,954       94,607
   Service............................................................      27,004       25,138      108,033
                                                                       -----------  -----------  -----------
       Total cost of revenues.........................................     127,696      109,092      202,640
                                                                       -----------  -----------  -----------
Gross profit (loss)...................................................      97,859       70,849       (9,228)
Operating expenses
   Sales and marketing................................................      26,523       20,726       25,243
   Product development................................................      30,000       21,331       26,764
   General and administrative.........................................      15,209       17,565       13,498
   Amortization of intangibles........................................       1,486        1,762        1,986
   Restructurings.....................................................      (1,219)        (185)      16,686
                                                                       -----------  -----------  -----------
       Total operating expenses.......................................      71,999       61,199       84,177
                                                                       -----------  -----------  -----------
Operating income (loss)...............................................      25,860        9,650      (93,405)
Other income (expense)
   Equity in affiliates...............................................        (616)       1,069         (600)
   Interest, net......................................................      (3,878)      (3,795)      (6,261)
                                                                       -----------  -----------  -----------
       Total other expense............................................      (4,494)      (2,726)      (6,861)
                                                                       -----------  -----------  -----------
Income (loss) before income taxes and extraordinary item..............      21,366        6,924     (100,266)
Income tax (provision) benefit........................................      (7,916)      (2,700)      28,010
                                                                       -----------  -----------  -----------
Net income (loss) before extraordinary item and cumulative effect of a
  change in accounting principle......................................      13,450        4,224      (72,256)
Extraordinary gain on early extinguishment of debt, net of income
  taxes of $570 and $1,970............................................          --        1,044        3,660
Cumulative effect of change in accounting principle, net of income
  taxes of $1,581.....................................................          --       (2,562)          --
                                                                       -----------  -----------  -----------
Net income (loss)..................................................... $    13,450  $     2,706  $   (68,596)
                                                                       ===========  ===========  ===========
Earnings per Share
Basic
   Income (loss) before extraordinary item............................ $       .86  $       .28  $     (4.87)
   Extraordinary item.................................................          --          .07          .25
   Cumulative effect..................................................          --         (.17)          --
                                                                       -----------  -----------  -----------
   Basic net income (loss) per share.................................. $       .86  $       .18  $     (4.62)
                                                                       ===========  ===========  ===========
Diluted
   Income (loss) before extraordinary item............................ $       .75  $       .27  $     (4.87)
   Extraordinary item.................................................          --          .07          .25
   Cumulative effect..................................................          --         (.17)          --
                                                                       -----------  -----------  -----------
   Diluted net income (loss) per share................................ $       .75  $       .18  $     (4.62)
                                                                       ===========  ===========  ===========
Average number of shares outstanding
   Basic..............................................................      15,639       15,180       14,851
   Diluted............................................................      18,834       15,385       14,851

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (continued)

                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                            2001        2000        1999
                                                                        -----------  ----------- -----------
                                                                        (in thousands, except per share data)

Pro forma amounts assuming SAB 101 is applied retroactively
Net income (loss) before extraordinary item............................ $    13,450  $     4,224 $   (63,771)
Extraordinary gain on early extinguishment of debt, net of income taxes
  of $570 and $1,970...................................................          --        1,044       3,660
                                                                        -----------  ----------- -----------
Net income (loss)...................................................... $    13,450  $     5,268 $   (60,111)
                                                                        ===========  =========== ===========
Earnings per Share
Basic
   Income (loss) before extraordinary item............................. $       .86  $       .28 $     (4.29)
   Extraordinary item..................................................          --          .07         .25
                                                                        -----------  ----------- -----------
   Basic net income (loss) per share................................... $       .86  $       .35 $     (4.05)
                                                                        ===========  =========== ===========
Diluted
   Income (loss) before extraordinary item............................. $       .75  $       .27 $     (4.29)
   Extraordinary item..................................................          --          .07         .25
                                                                        -----------  ----------- -----------
   Diluted net income (loss) per share................................. $       .75  $       .34 $     (4.05)
                                                                        ===========  =========== ===========
Average number of shares outstanding
   Basic...............................................................      15,639       15,180      14,851
   Diluted.............................................................      18,834       15,385      14,851



  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                               At December 31,
                                                                             ------------------
                                                                               2001      2000
                                                                             --------  --------
                                                                               (in thousands)
                                            ASSETS

Current assets
   Cash and cash equivalents................................................ $ 20,582  $ 21,216
   Short-term investments, available for sale...............................   22,199        --
   Accounts receivable, net.................................................   52,345    49,859
   Inventories, net.........................................................   16,281    17,196
   Deferred income taxes, net...............................................    4,134     4,852
   Other....................................................................    1,192       899
                                                                             --------  --------
       Total current assets.................................................  116,733    94,022

   Property, plant and equipment, net.......................................   25,918    25,197
   Equipment used in outsourcing, net.......................................   12,918    14,150
   Intangible assets, net...................................................   11,035    12,836
   Restricted cash..........................................................    5,100        --
   Deferred income taxes, net...............................................   24,952    27,287
   Other....................................................................    6,035     3,739
                                                                             --------  --------
       Total assets......................................................... $202,691  $177,231
                                                                             ========  ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses.................................... $ 24,689  $ 30,171
   Wages and benefits payable...............................................   11,611     9,244
   Current portion of long-term debt........................................      229       242
   Deferred revenue.........................................................   13,558     9,025
                                                                             --------  --------
       Total current liabilities............................................   50,087    48,682

   Convertible subordinated debt............................................   53,313    53,459
   Mortgage notes and leases payable........................................    4,860     5,074
   Project financing........................................................    6,082     6,671
   Warranty and other obligations...........................................   12,297    11,253
                                                                             --------  --------
       Total liabilities....................................................  126,639   125,139

Commitments and contingencies (Note 5 and 12)

Shareholders' equity
   Common stock, no par value, 75 million shares authorized, 16,221,468 and
     15,329,361 shares issued and outstanding...............................  120,316   109,730
   Accumulated other comprehensive loss.....................................   (1,916)   (1,840)
   Accumulated deficit......................................................  (42,348)  (55,798)
                                                                             --------  --------
       Total shareholders' equity...........................................   76,052    52,092
                                                                             --------  --------
       Total liabilities and shareholders' equity........................... $202,691  $177,231
                                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Accumulated
                                                                  Other     Accumulated
                                                              Comprehensive  Earnings
                                            Shares   Amount       Loss       (Deficit)   Total
                                            ------  --------  ------------- ----------- --------
                                                               (in thousands)
Balances at January 1, 1999................ 14,698  $106,039     $(1,108)    $ 10,092   $115,023
Net loss...................................                                   (68,596)   (68,596)
Currency translation adjustment, net of tax                         (465)                   (465)
                                                                                        --------
Total comprehensive income.................                                              (69,061)
Stock issues:
   Options exercised.......................     38        95                                  95
   Employee savings plan...................    139     1,045                               1,045
   Employee stock purchase plan............     84       424                                 424
                                            ------  --------     -------     --------   --------
Balances at December 31, 1999.............. 14,959  $107,603     $(1,573)    $(58,504)  $ 47,526

Net income.................................                                     2,706      2,706
Currency translation adjustment, net of tax                         (267)                   (267)
                                                                                        --------
Total comprehensive income.................                                                2,439
Stock issues:
   Options exercised.......................    132       681                                 681
   Employee savings plan...................    148       988                                 988
   Employee stock purchase plan............     90       458                                 458
                                            ------  --------     -------     --------   --------
Balances at December 31, 2000.............. 15,329  $109,730     $(1,840)    $(55,798)  $ 52,092

Net income.................................                                    13,450     13,450
Currency translation adjustment, net of tax                         (114)                   (114)
Unrealized gain on investments, net of tax.                           38                      38
                                                                                        --------
Total comprehensive income.................                                               13,374
Stock issues (repurchases):
   Options exercised.......................    842     7,396                               7,396
   Stock option income tax benefits........            4,419                               4,419
   Stock repurchased by Company............    (85)   (1,908)                             (1,908)
   Director compensation...................     16       112                                 112
   Conversion of subordinated debt.........      8       146                                 146
   Employee stock purchase plan............    111       421                                 421
                                            ------  --------     -------     --------   --------
Balances at December 31, 2001.............. 16,221  $120,316     $(1,916)    $(42,348)  $ 76,052
                                            ======  ========     =======     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                ---------------------------
                                                                  2001     2000      1999
                                                                --------  -------  --------
                                                                       (in thousands)
Operating activities
   Net income (loss)........................................... $ 13,450  $ 2,706  $(68,596)
   Noncash charges (credits) to income:
       Depreciation and amortization...........................    9,900   13,254    18,474
       Stock option income tax benefits........................    4,419       --        --
       Deferred income tax provision (benefit).................    3,053    3,811   (28,064)
       Equity in affiliates, net...............................      616     (945)      600
       Extraordinary gain on early extinguishment of debt......       --   (1,044)   (3,660)
       Cumulative effect of change in accounting principle.....       --    2,562        --
       Write-off of long-term contracts receivable.............       --       --    34,492
       Loss on equipment sale or disposal......................       --       --    23,369
       Director compensation...................................      112       --        --
Changes in operating accounts
   Accounts receivable.........................................   (2,486)  (2,488)   15,668
   Inventories.................................................      915      277     5,354
   Accounts payable and accrued expenses.......................   (4,403)  (1,936)   18,572
   Wages and benefits payable..................................    2,367   (7,072)   10,151
   Deferred revenue............................................    4,533   (4,407)     (240)
   Other, net..................................................     (139)    (917)   (1,622)
                                                                --------  -------  --------
Cash provided by operating activities..........................   32,337    3,801    24,498

Investing activities:
   Proceeds from the sale of investment securities.............    8,172       --        --
   Purchase of investment securities...........................  (30,371)      --        --
   Reclassification of restricted cash.........................   (5,100)      --        --
   Acquisition of property, plant and equipment................   (7,564)  (4,510)   (7,416)
   Equipment used in outsourcing...............................      (78)  (7,084)   (9,859)
   Proceeds from sale of equipment used in outsourcing, net....       --   32,750        --
   Proceeds from sale of business interest.....................       --      870        --
   Other, net..................................................   (3,088)  (1,251)    1,191
                                                                --------  -------  --------
Cash provided (used) by investing activities...................  (38,029)  20,775   (16,084)

Financing activities:
   Change in short-term borrowings, net........................       --   (3,646)  (10,354)
   Payments on project financing...............................     (589)    (545)     (506)
   Convertible subordinated debt repurchase....................       --   (2,101)       --
   Issuance of common stock....................................    7,817    2,127     1,564
   Repurchase of common stock..................................   (1,908)      --        --
   Payments on mortgage notes payable..........................     (214)    (183)       --
   Other, net..................................................      (48)    (550)     (323)
                                                                --------  -------  --------
Cash provided (used) by financing activities...................    5,058   (4,898)   (9,619)
                                                                --------  -------  --------

Increase (decrease) in cash and cash equivalents...............     (634)  19,678    (1,205)
Cash and cash equivalents at beginning of period...............   21,216    1,538     2,743
                                                                --------  -------  --------
Cash and cash equivalents at end of period..................... $ 20,582  $21,216  $  1,538
                                                                ========  =======  ========

Non cash transactions:
   Debt to equity conversion................................... $    146  $    --  $     --

Supplemental disclosure of cash flow information:
   Income taxes paid........................................... $    184  $   503  $    614
   Interest paid...............................................    4,335    4,289     5,279

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

  Basis of Consolidation

   The consolidated financial statements include the accounts of Itron, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are recognized on the cost method.

  Cash and Cash Equivalents

   We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

  Short-term Investments

   The Company's short-term investments are classified as available-for-sale and are recorded at market value. Investment purchases and sales are accounted for on a trade date basis and market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized holding gains and losses, net of any tax effect, are recorded as a component of other comprehensive income.

  Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. During 2000, we spun-off our low volume manufacturing and handheld repair service operation to an outside vendor in which we have a 30% equity interest. As a result of this transition, we had consigned inventory at our affiliate totaling $1.8 million at December 31, 2001 and $3.2 million at December 31, 2000. Additionally we reduce inventory for obsolescence or amounts in excess of requirements.

  Property, Plant and Equipment and Equipment used in Outsourcing

   Property, plant and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the assets' estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Project management and installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review the carrying value of property, plant and equipment for impairment on a periodic basis; no impairment has been recognized.

  Capitalized Software Development Costs

   Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. Due to the relatively short period between technological feasibility of a product and the completion of product development and the insignificance of related costs incurred during this period, no software development costs have been capitalized in the years ended December 31, 2001, 2000 and 1999. Internal use software development costs are capitalized and amortized over the estimated useful life of three years. In 2001 we capitalized approximately $250,000 for web-based development, which will be amortized over three years.

  Intangible Assets

   Goodwill represents the excess cost of businesses that we have acquired over the fair value of their net assets and is amortized using the straight-line method over periods ranging from three to 20 years.

  Warranty

   We offer standard warranty terms on our product sales of between one and three years. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Our short-term warranty accrual is included in accounts payable and accrued expenses. Our long-term warranty reserve covers estimated standard warranty cost for the second and third years of customer use and future expected costs of testing and replacement of radio meter module batteries and fixed network equipment. Warranty expense was $4.4 million in 2001, $3.8 million in 2000 and $5.7 million in 1999.

  Income Taxes

   We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. The Company establishes a valuation allowance when it is likely that we will not generate sufficient taxable income to allow the realization of our deferred net tax asset.

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

  Revenue Recognition

   Sales consist of hardware, software license fees, custom software development, project management services, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

   We recognize revenues from hardware and software license fees at the time of shipment, receipt, or, if applicable, upon completion of customer acceptance provisions. Revenue for project management, consulting, installation, outsourcing and maintenance services is recognized at the time those services are provided, with related expenses recognized as incurred. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts. In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101, as amended, Revenue Recognition in Financial Statements (SAB No. 101), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, effective January 1, 2000, we changed our revenue recognition for certain transactions related to customer acceptance, F.O.B. destination shipments, and outsourcing contracts under which the Company retains title to the related equipment. The implementation was accounted for as a cumulative change in accounting principle in 2000.

   Revenues for both large custom systems and outsourcing contracts, prior to adoption of SAB No. 101, were recognized using the cost-to-cost, percentage-of-completion method of long-term contract accounting. Under this method, revenue reported during a period is based on the percentage of estimated total revenues to be received under the contract measured by the percentage of costs incurred in the period to total estimated costs for each contract. Contract costs include all direct material and labor costs and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined and were $6.8 million in 1999. Prior to January 1, 2000, revenues from certain outsourcing contracts that were recognized in excess of amounts billed were included in long-term contracts receivable or the current portion of long-term contracts receivable depending on the expected period of collection.

   Deferred revenue is recorded for products or services that have been paid for by a customer but have not yet been provided. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date.

  Research and Development Expenses

   Research and development costs are expensed as incurred.

  Fair Value of Financial Instruments

   The carrying amounts for cash and cash equivalents, short-term investments, and accounts receivable approximate fair value. The fair market value for long-term debt is based on quoted market rates or prices where available (see
Note 8).

  Earnings per Share

   Basic earnings per share ("EPS") is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised and dilutive convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds ("Treasury Stock" method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest adjusted accordingly ("if converted" method). (See Note 3)

  Derivatives

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001; the adoption did not have a significant impact on our financial statements.

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

  Concentration of credit risk

   We currently derive the majority of our revenues from sales of products and services to utilities. As a result, our operations are subject to the same regulatory, political and economic risks that affect that industry. Additionally, certain affiliates in which we have invested are development stage enterprises in that they are subject to the risk of obtaining sufficient capital or financing, developing a viable product and obtaining sufficient customer demand.

  Stock-Based Compensation

   We follow SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB 25 in accounting for our stock option incentive plans (see Note 6).

  Reclassifications

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if: (i) the intangible assets arise from contractual or other legal rights or (ii) the acquired intangible assets are capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS

No. 131, Disclosures About Segments of an Enterprise and Related Information. Identifiable intangible assets with a finite life, as defined in SFAS No. 142, will be amortized.

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

   The Company expects the adoption of SFAS No. 141 and SFAS No. 142 will result in a reduction in amortization of goodwill from 2001 of $648,000. In addition, in March 2002, in conjunction with the LineSoft acquisition, we acquired intangible assets, most of which we expect to amortize over three and four years. Future business combinations may give rise to either significant amortization expense from the acquisition of intangible assets with a finite life or goodwill with significant impairment risk.

   The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in August, 2001. Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

Note 2:  Short-Term Investments

   Short-term investments consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes, and certificates of deposits. Information related to such investments at December 31, 2001 is as follows:

                                                                         Estimated
                                                   Unrealized Unrealized   Fair
                                            Cost     Gains       Loss      Value
                                           ------- ---------- ---------- ---------
                                                       (in thousands)
Money market funds and other.............. $ 1,000    $ 2        $ --     $ 1,002
Commercial paper..........................   1,994      3          --       1,997
U.S. government and agency debt securities  19,167     44         (11)     19,200
                                           -------    ---        ----     -------
Total available-for-sale investments...... $22,161    $49        $(11)    $22,199
                                           =======    ===        ====     =======

   At December 31, 2001 the contractual maturities of short-term investments were $22.2 million within one year. Proceeds from the sale of investment securities for the year ended December 31, 2001 were $8.2 million.

Note 3:  Earnings Per Share and Capital Structure

                                                                           Year Ended December 31,
                                                                          ------------------------
                                                                           2001    2000     1999
                                                                          ------- ------- --------
                                                                               (in thousands)
Basic earnings per share:
Net income available to common shareholders.............................. $13,450 $ 2,706 $(68,596)
Weighted average shares outstanding......................................  15,639  15,180   14,851
                                                                          ------- ------- --------
Basic net income per share............................................... $  0.86 $  0.18 $  (4.62)
                                                                          ======= ======= ========

Diluted earnings per share:
Net income available to common shareholders.............................. $13,450 $ 2,706 $(68,596)
Interest on convertible debt, net of income taxes........................     637      --       --
                                                                          ------- ------- --------
Adjusted net income available to common shareholders, assuming conversion $14,087 $ 2,706 $(68,596)
                                                                          ======= ======= ========

Weighted average shares outstanding......................................  15,639  15,180   14,851
Effect of dilutive securities:
   Stock options.........................................................   1,644     205       --
   Convertible debt......................................................   1,551      --       --
                                                                          ------- ------- --------
Adjusted weighted average shares and assumed conversions.................  18,834  15,385   14,851
                                                                          ------- ------- --------
Diluted net income per share............................................. $  0.75 $  0.18 $  (4.62)
                                                                          ======= ======= ========

   We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $17.09 in 2001, compared to $6.06 in 2000 and $7.26 in 1999.

   The dilutive effect of options is calculated using the "treasury stock" method. The dilutive earnings per share impact of the additional 1.6 million shares from the use of this method was $0.075, or 9%, for 2001. There was no dilutive earnings per share impact of the additional 0.2 million shares for 2000. There was no dilutive effect for 1999.

   We also have subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. The dilutive effect of these notes is calculated using the "if converted" method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. The dilutive earnings per share impact of convertible debt was $0.037, or 4%, for 2001. There was no dilutive effect in 2000 or 1999.

   In 2001, 2000, and 1999 3.4 million, 6.2 million, and 6.3 million shares, respectively, were not included in the calculation of fully diluted EPS as they were antidilutive.

   During the third quarter of 2001, we announced a plan to repurchase up to 300,000 shares of our common stock. As of December 31, 2001, we had repurchased 85,100 shares at an average price of $22.42.

Note 4:  Balance Sheet Components

                                                                          At December 31,
                                                                        ------------------
                                                                          2001      2000
                                                                        --------  --------
                                                                          (in thousands)
Accounts receivable
   Trade (net of allowance for doubtful accounts of $1,427 and $1,144). $ 38,342  $ 42,218
   Unbilled revenue....................................................   14,003     7,641
                                                                        --------  --------
       Total accounts receivable....................................... $ 52,345  $ 49,859
                                                                        ========  ========
Inventories, net
   Material............................................................ $  4,800  $  5,721
   Work in process.....................................................      720       737
   Finished goods......................................................   10,382     9,673
   Field inventories awaiting installation.............................       --        50
                                                                        --------  --------
       Total manufacturing inventories.................................   15,902    16,181
       Service inventories.............................................      379     1,015
                                                                        --------  --------
          Total inventories, net....................................... $ 16,281  $ 17,196
                                                                        ========  ========
Property, plant and equipment
   Machinery and equipment............................................. $ 30,481  $ 31,317
   Equipment used in outsourcing.......................................   15,986    15,903
   Computers and purchased software....................................   28,746    26,662
   Buildings, furniture and improvements...............................   19,556    20,458
   Land................................................................    1,958     1,958
                                                                        --------  --------
       Total cost......................................................   96,727    96,298
       Accumulated depreciation........................................  (57,891)  (56,951)
                                                                        --------  --------
          Property, plant and equipment, net........................... $ 38,836  $ 39,347
                                                                        ========  ========
Intangible assets
   Goodwill............................................................ $ 16,991  $ 16,991
   Capitalized software................................................    5,065     6,309
   Distribution and product rights.....................................    2,475     2,475
   Patents.............................................................    7,086     7,086
                                                                        --------  --------
       Total cost......................................................   31,617    32,861
       Accumulated amortization........................................  (20,582)  (20,025)
                                                                        --------  --------
          Intangible assets, net....................................... $ 11,035  $ 12,836
                                                                        ========  ========

Note 5:  Short-term Borrowings and Long-term Debt

Short-term Borrowings

   In January 2000, we signed a four-year agreement with a bank for a revolving line of credit up to a maximum amount of $35 million. Borrowings available under this facility are based on qualified accounts receivable and inventory, and are secured by those and certain cash accounts. At December 31, 2001, the maximum amount we could borrow under this agreement was $13.4 million. Interest rates depend on the form of borrowing and vary based on published rates and financial performance. Additionally, an annual commitment fee of .375% is required on the unused portion of the available line of credit. The agreement contains covenants, which require us to maintain certain liquidity and coverage ratios. Any borrowings mature in January 2004.

There were no amounts outstanding at December 31, 2001 or December 31, 2000. Subsequent to December 31, 2001, we terminated the above mentioned line of credit and obtained a new line of credit with a borrowing limit of $35 million; such borrowings are not limited by amounts of accounts receivable and inventory. The new line of credit expires on June 1, 2003. The maximum amount of $35 million available is reduced by outstanding letters of credit,which at December 31, 2001 were $11.6 million. We paid an origination fee of .125% and are obligated to pay an annual commitment fee of .125% on the unused portion of the available line of credit.

Mortgage Notes Payable

                                                                                          At December 31,
                                                                                          ---------------
                                                                                           2001    2000
                                                                                          ------  ------
                                                                                          (in thousands)
Secured mortgage note payable to a shareholder with principal and interest payments of 9%
  until maturity on August 1, 2015....................................................... $5,057  $5,237

   We incurred the above note in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington. Principal payments due under the remaining note are $197,000 in 2002, $216,000 in 2003, $236,000 in 2004, $258,000 in 2005, $282,000 in 2006 and $3.9 million thereafter. In January 2002, we paid a discounted amount of $4.9 million, and satisfied the note in full.

Project Financing

                                                                                            At December 31,
                                                                                            ---------------
                                                                                             2001    2000
                                                                                            ------  ------
                                                                                            (in thousands)
Secured note payable with principal and interest payments of 7.6% until maturity on May 31,
  2009..................................................................................... $6,082  $6,671

   We incurred the above note in conjunction with project financing for one of our outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $635,000 in 2002, $685,000 in 2003, $739,000 in 2004, $797,000 in 2005, $860,000 in 2006 and $2.4 million thereafter.

Convertible Subordinated Debt

                                                                At December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
Unsecured, convertible subordinated notes...................... $53,313 $53,459

   We completed a $63.4 million convertible subordinated note offering in March and April 1997. Interest of 6 3/4% on the notes is payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. In February 1999 we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The exchange notes have the same maturity date, interest payment dates and rate of interest as the original notes. Both the original notes and the exchange notes have no sinking fund requirements and are redeemable, in whole or in part, at our option at any time on or after April 4, 2000, (for the original notes) or March 12, 2002 (for the exchange notes). The notes are convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. In March 2000, we repurchased $3.8 million of notes from a holder for $2.1 million. The gains on the exchange and repurchase transactions have been recognized as extraordinary gains on early extinguishment of debt. During 2001, $146,000 of notes were converted to common stock by individual holders.

Note 6:  Employee Benefit Plans

  Employee Savings Plan

   We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary, 50% of the first 6% of which we match in cash, subject to statutory limitations. The expense for our matching contribution was $1.1 million in 2001, $838,000 in 2000, and $1.2 million in 1999.

  Stock Option Plans

   At December 31, 2001, we had three stock-based compensation plans in effect, only one of which we are currently granting options under, which are described below. We apply APB 25 and related interpretations in accounting for our plans.

   The following table summarizes information about stock options (including the weighted average remaining contractual life and the weighted average exercise price) outstanding at December 31, 2001:

                              Outstanding Options    Exercisable Options
                           ------------------------- -------------------
         Range of Exercise   Shares    Life            Shares
              Prices       (in 000's) (years) Price  (in 000's)   Price
         ----------------- ---------- ------- ------ ----------  ------
          $ 4.00 - $ 5.16      621     6.38   $ 4.96     608     $ 4.98
          $ 6.00 - $ 8.66    1,966     8.61     7.30     304       7.76
          $13.00 - $17.88      520     4.75    16.20     430      16.27
          $19.88 - $24.50      272     4.40    21.86     254      21.96
              $32.35            11     9.95    32.35      --         --
              $58.75            12     3.84    58.75      12      58.75
                             -----                     -----
                             3,402     7.26   $ 9.66   1,608     $11.60
                             =====                     =====

   Under our three stock option plans, we have granted options to purchase shares of common stock to employees and nonemployee directors at prices no less than the fair market value on the date of grant. Because all stock options were issued at fair value, no compensation cost has been recognized. Those options terminate ten years from the date granted. For grants to employees, the options become fully exercisable within three or four years from the date granted. Grants to nonemployee directors are fully vested and immediately exercisable. The price range of options exercised was $.86 to $24.50 in 2001, $.86 to $8.50 in 2000 and $.17 to $2.91 in 1999. At December 31, 2001, there were 3.7 million shares of authorized but unissued common stock under the plans, of which options for the purchase of 339,000 shares were available for future grants. Share amounts (in thousands) and weighted average exercise prices are as follows:

                                             Year Ended December 31,
                                    -----------------------------------------
                                        2001          2000          1999
                                    ------------- ------------- -------------
                                    Shares Price  Shares Price  Shares Price
                                    ------ ------ ------ ------ ------ ------
   Outstanding at beginning of year 3,180  $ 9.97 2,910  $10.36 2,666  $10.42
   Granted......................... 1,117    8.05   945    7.37   439    8.16
   Exercised.......................  (842)   8.74  (131)   5.18   (38)   2.47
   Cancelled.......................   (53)   8.29  (544)   8.71  (157)   7.17
                                    -----         -----         -----
   Outstanding at end of year...... 3,402    9.66 3,180    9.97 2,910   10.36
                                    =====         =====         =====

   Options exercisable at year end. 1,608  $11.60 1,657  $11.80 1,297  $12.85

  Pro forma Net Income and Per Share Amounts

   Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Year Ended December 31,
                                    -----------------------------------
                                       2001         2000        1999
                                      -------      ------     --------
                                    (in thousands except per share data)
         Net income (loss)
            As reported............ $13,450      $2,706     $(68,596)
            Pro forma..............  11,311         687      (68,801)
         Diluted earnings per share
            As reported............ $   .75      $  .18     $  (4.62)
            Pro forma..............     .63         .04        (4.63)

   The weighted average fair value of options granted was $8.05, $7.37, and $8.16 during 2001, 2000, and 1999 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                            2001  2000  1999
                                            ----- ----- ----
                    Dividend yield.........    0%    0%   0%
                    Expected volatility.... 84.3% 72.5%  59%
                    Risk-free interest rate  5.4%  7.1% 5.8%
                    Expected life (years)..   5.0   5.9  5.9

  Employee Stock Purchase Plan

   Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 111,459; 89,581 and 83,729 shares to employees in 2001, 2000 and 1999, respectively.

Note 7:  Other Related Party Transactions

   Three of our customers are also shareholders with officers that hold positions on our Board of Directors. In addition, in 2000 and 1999, one of those customers had a greater than 10% ownership interest. Revenues from these three customers were $4.0 million in 2001, $3.6 million in 2000 and $4.6 million in 1999. Accounts receivable from these customers were $321,000, $160,000 and $137,000 at December 31, 2001, 2000 and 1999, respectively.
Interest expense related to mortgage notes payable to one of these shareholders was $464,000 in 2001, $532,000 in 2000 and $561,000 in 1999. In January 2002,
we paid $4.9 million, which represents a $200,000 discount to this shareholder to fully satisfy our mortgage note.

   In March 2001, we loaned $750,000 at an interest rate of 7% per annum to a director. The loan was collateralized by 300,000 shares of our common stock. The balance of the secured promissory note, including principal and interest, was paid in full by November 2001.

   In May 2000, we subleased a portion of our Spokane facility to an affiliate in which we have a 30% interest. The lease runs through May 2003 with base monthly payments of $14,430 payable to Itron.

Note 8:  Fair Values of Financial Instruments

   The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2001 and 2000 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

   Cash, cash equivalents, short-term investments and accounts receivable: The carrying value approximates fair value due to the short maturity of these instruments.

   Mortgage notes payable: The fair value is estimated based on current borrowing rates available for similar debt.

   Project financing: The fair value is estimated based on quoted spreads above treasury rates for similar issues.

   Convertible subordinated debt: The fair value is estimated based on the current trading activity of the notes.

                                                                  2001             2000
                                                            ---------------- ----------------
                                                            Carrying  Fair   Carrying  Fair
                                                             Amount   Value   Amount   Value
                                                            -------- ------- -------- -------
                                                                     (in thousands)
Cash, cash equivalents, short-term investments and accounts
  receivable............................................... $95,126  $95,126 $71,075  $71,075
Mortgage notes payable.....................................   5,057    5,578   5,237    5,553
Project financing..........................................   6,082    6,013   6,671    6,568
Convertible subordinated debt..............................  53,313   96,481  53,459   32,373

Note 9:  Restructurings

  2001 Charges

   During 2001, we increased our severance reserve by $207,000 for remaining obligations, and decreased our consolidation of facilities reserve by $1.4 million based on our sublease of vacated space and the decision to continue to occupy a facility we had originally planned to abandon. During the year we used restructuring reserve balances from prior years for severance and related charges and lease payments for abandoned facilities. Total restructuring activity for the year ended December 31, 2001 is as follows:

                                            Reserve    Reserve            Reserve
                                            Balance    Balance            Balance
                              Cash/Non-cash 12/31/00 Adjustments Payments 12/31/01
                              ------------- -------- ----------- -------- --------
                                                 (in thousands)
Severance and related charges     Cash       $  159    $   207    $(235)    $131
Consolidation of facilities..     Cash        2,616     (1,426)    (743)     447
                                             ------    -------    -----     ----
Total restructurings.........                $2,775    $(1,219)   $(978)    $578
                                             ======    =======    =====     ====

   The reserve balances for severance and related charges are expected to be fully utilized in 2002. Facility consolidation reserves are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

  2000 Charges

   During 2000, we increased our severance reserve by $315,000 for remaining obligations and decreased our asset impairment reserve by $500,000 based on larger than anticipated proceeds from the sale of high volume manufacturing equipment. During the year we used restructuring reserve balances from prior years for severance and related charges, asset impairments, lease payments for abandoned facilities, and the sale of a building and equipment. Total restructuring activity for the year ended December 31, 2000 is as follows:

                                            Reserve    Reserve             Reserve
                                            Balance    Balance             Balance
                              Cash/Non-cash 12/31/99 Adjustments Payments  12/31/00
                              ------------- -------- ----------- --------  --------
                                                 (in thousands)
Severance and related charges     Cash      $ 8,988     $ 315    $ (9,144)  $  159
Asset impairment.............   Non-cash      3,600      (500)     (3,100)      --
Consolidation of facilities..     Cash        2,552        --          64    2,616
                                            -------     -----    --------   ------
Total restructurings.........               $15,140     $(185)   $(12,180)  $2,775
                                            =======     =====    ========   ======

  1999 Charges

   We recorded restructuring charges of $16.7 million during 1999. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in workforce of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. Total restructuring activity for the year ended December 31, 1999 is as follows:

                                            Reserve                         Reserve
                                            Balance  Restructuring          Balance
                              Cash/Non-cash 12/31/98    Charges    Payments 12/31/99
                              ------------- -------- ------------- -------- --------
                                                  (in thousands)
Severance and related charges     Cash        $ --      $ 9,237    $  (249) $ 8,988
Asset impairment.............   Non-cash        --        4,764     (1,164)   3,600
Consolidation of facilities..     Cash         429        2,685       (562)   2,552
                                              ----      -------    -------  -------
Total restructurings.........                 $429      $16,686    $(1,975) $15,140
                                              ====      =======    =======  =======

Note 10:  Investments in Affiliates

   At December 31, 2001, we had investments in two entities that were accounted for under the equity method of accounting. We have a 50% interest in a company that acts as a distributor for our water products in certain regions of the U.S. (Company A) and a 30% interest in a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot (Company B). We also have a 10% ownership interest in a company that develops home energy gateway communication technology (Company C), which is accounted for under the cost method, as we cannot exercise significant influence over the company. Balances and operating activity relating to these investments is as follows:

                                                         Year Ended
                                          December 31,  December 31,
                                          ------------- ------------
                                           2001   2000   2001  2000
                                          ------ ------ ----   ----
                                                (in thousands)
            Company A.................... $1,160 $1,003 $157   $886
            Company B....................  1,145  1,060   85     45
            Company C....................    500     --   --     --

   We loaned $500,000 to Company B, in addition to our equity investment, at an interest rate equal to prime plus 700 basis points through January 2003 and prime plus 800 basis points from January 2003 through January 2004. The loan matures in January 2004, but Company B can pay the outstanding balance to us in part or in full at any time prior to maturity.

   We also loaned $2.0 million, in the form of a convertible note receivable, to a company that is developing a web based wireless workforce management tool. The note receivable is payable at maturity in September 2006, with interest accruing at 6%. We may convert all or any portion of the outstanding principal to common stock until September 2005 at CDN $0.65. After September 2005, the conversion price increases to CDN$ 0.73 per share. Had we converted our note at December 31, 2001, we would have had approximately 4.9 million shares of stock in this company, representing 18.8% ownership.

   Additionally, during 2001, we invested $850,000 in a company developing a meter reading product that ceased its operations during 2001, at which time we wrote off our equity investment and fully reserved our note receivable.

Note 11:  Sale of Outsourcing Equipment

   In March 2000, we sold our network-based Automated Meter Reading (AMR) System in Pittsburgh, that we used to provide Duquesne Light Company with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. Negotiations commenced in 1999. In 1999, in anticipation of the sale, we recorded a $49.8 million loss on the sale, which is included in cost of revenues--service for the Electric Systems segment. The loss consisted of a $34.5 million write-off of the Duquesne contracts receivable (both current and non-current) and an $18.6 million impairment of the assets being sold, which were partially offset by the reversal of a previously recognized forward loss of $3.3 million. Impaired assets under the sale of the network AMR system to the Duquesne subsidiary included hardware and software installed at the customer's site. The assessment of the impairment was based on the carrying value of the assets net of the sales proceeds minus selling costs.

   In March 2000, we entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we will provide certain maintenance and support services for the network through December 31, 2013. We will receive approximately $10 million ratably over the term of those services and expected to incur approximately $24.3 million in expenses. As such, we recorded a forward loss of $14.3 million in the fourth quarter of 1999 related to this agreement. In connection with our performance responsibilities, we have provided a $5 million standby letter of credit.

Note 12:  Commitments and Contingencies

  Commitments

   We have noncancelable capital leases for computer equipment and software, and operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rent expense under the Company's operating leases was $3.2 million in 2001, $2.3 million in 2000. Receipts under the Company's noncancelable subleases were $353,000 in 2001 and $315,000 in 2000. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                     At December 31,
                                                     --------------
                                                      2001    2000
                                                     -----   ------
                                                     (in thousands)
             Computers and software................. $ 118   $1,136
             Accumulated depreciation...............  (103)    (686)
                                                     -----   ------
             Net capital leases..................... $  15   $  450
                                                     =====   ======

   Future minimum payments and sublease revenues, at December 31, 2001, under the aforementioned leases and other non-cancelable operating leases and subleases with initial or remaining terms in excess of one year are as follows, (in thousands):

                                              Minimum  Sublease Payments,
                                              Payments Revenues    Net
                                              -------- -------- ---------
      2002................................... $ 4,130   $  370   $ 3,760
      2003...................................   3,207      278     2,929
      2004...................................   2,378      214     2,164
      2005...................................   1,802      217     1,585
      2006...................................   1,333      184     1,149
      Thereafter.............................   1,531       --     1,531
                                              -------   ------   -------
      Total minimum lease payments........... $14,381   $1,263   $13,118
                                              =======   ======   =======

   We entered into an agreement with one of our affiliates where we have agreed to pay royalties in exchange for exclusive selling rights for certain territories and products. Minimum royalty payments under this agreement are approximately $1.4 million through June 2003.

  Contingencies

   We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40 million and $48 million at December 31, 2001 and 2000, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.6 million, $11.8 million, and $6.3 million at December 31, 2001, 2000, and 1999, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at December 31, 2001 was $816,000.

   We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

   In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. While we believe we will prevail in this matter, the ultimate outcome and its impact on our financial statements is indeterminable at this time. In the event the outcome is unfavorable to us, there could be a material adverse effect on our financial condition.

   We have a long-term contract with Southern California Edison ("SCE"), in which we own, operate and maintain a Mobile AMR System for approximately 360,000 of their meters. At December 31, 2001, we had trade and contracts receivable totaling $305,000 from SCE and net capitalized equipment related to this contract of $9.0 million. In January 2001, in response to the California energy market situation, SCE announced it was suspending payments on certain debt and purchased power obligations. SCE has not notified us of any intention to suspend payments on this contract and has continued to make timely monthly payments on its obligation to us. If SCE were to suspend payments, or enter into bankruptcy proceedings, such action could result in a full or partial write-off of the assets and receivables. No loss contingency for this uncertainty has been accrued in the financial statements.

Note 13:  Development Agreements

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

                                                Year Ended December 31,
                                                -----------------------
                                                 2001    2000    1999
                                                ----    ----    ----
                                                    (in thousands)
        Funding received....................... $391    $ --    $382
        Royalties paid.........................  605     800     506

Note 14:  Shareholder Rights Plan

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

Note 15:  Income Taxes

   A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

   The domestic and foreign components of income before taxes were:

                                                Year Ended December 31,
                                               -------------------------
                                                2001     2000    1999
                                               -------  ------ ---------
                                                     (in thousands)
       Domestic............................... $21,590  $6,225 $ (92,108)
       Foreign................................    (224)    699    (8,158)
                                               -------  ------ ---------
       Income (loss) before income taxes...... $21,366  $6,924 $(100,266)
                                               =======  ====== =========

                                                    Year Ended December 31,
                                                  --------------------------
                                                   2001     2000      1999
                                                  -------  -------  --------
                                                        (in thousands)
  Expected federal income tax provision (benefit) $ 7,478  $ 2,423  $(35,093)
  Change in valuation allowance..................  (1,222)  (1,760)    7,048
  State income taxes.............................     231      221    (1,233)
  Goodwill amortization..........................     317      309       309
  Tax credits....................................     276      341         -
  Foreign operations.............................     861      917       429
  Meals and entertainment........................     102      103       122
  Other, net.....................................    (127)     146       408
                                                  -------  -------  --------
     Total provision (benefit) for income taxes.. $ 7,916  $ 2,700  $(28,010)
                                                  =======  =======  ========

   The provision for income taxes consisted of the following:

                                                    Year Ended December 31,
                                                  --------------------------
                                                   2001     2000      1999
                                                  -------  -------  --------
                                                        (in thousands)
   Current:
      Federal.................................... $ 4,589  $ 1,177  $ (2,931)
      State and local............................     264      (49)    1,000
      Foreign....................................       9        6        10
                                                  -------  -------  --------
          Total current.......................... $ 4,862  $ 1,134  $ (1,921)
   Deferred:
      Federal....................................   3,130    1,451   (28,625)
      State and local............................     (39)     455    (2,076)
      Foreign....................................   1,185    1,420    (2,436)
                                                  -------  -------  --------
          Total deferred.........................   4,276    3,326   (33,137)
   Change in valuation allowance.................  (1,222)  (1,760)    7,048
                                                  -------  -------  --------
      Total provision (benefit) for income taxes. $ 7,916  $ 2,700  $(28,010)
                                                  =======  =======  ========

   Deferred income taxes consisted of the following:

                                                 Year Ended December 31,
                                                -------------------------
                                                 2001     2000     1999
                                                -------  -------  -------
                                                      (in thousands)
     Deferred tax assets
        Loss carryforwards..................... $22,688  $24,304  $20,796
        Tax credits............................   6,559    6,725    7,066
        Accrued expenses.......................   3,734    3,101    6,507
        Inventory valuation....................   1,475    1,994    1,806
        Depreciation and amortization..........      --      531      356
        Long-term contracts....................   1,977    3,305    6,814
        Other, net.............................     345       --      284
                                                -------  -------  -------
            Total deferred tax assets..........  36,778   39,960   43,629
     Deferred tax liabilities
        Acquisitions...........................      --      (86)    (173)
        Depreciation and amortization..........    (698)      --       --
        Other, net.............................  (1,459)    (977)      --
                                                -------  -------  -------
            Total deferred tax liabilities.....  (2,157)  (1,063)    (173)
        Valuation allowance....................  (5,535)  (6,758)  (8,518)
                                                -------  -------  -------
     Net deferred tax assets................... $29,086  $32,139  $34,938
                                                =======  =======  =======

   Federal research and development tax credits of $4,616,000 expire from 2002-2012 and the federal loss carryforwards of $48,080,000 expire from 2018-2020. We also have alternative minimum tax credits, totaling $1,942,000 that are available to offset future tax liabilities indefinitely.

   Valuation allowances of $5,535,000, $6,757,000, and $8,412,000 in 2001,
2000, and 1999 respectively, were provided for carryforwards attributable to various items for which the Company may not receive future benefits.

Note 16:  Segment Information

   Effective January 1, 2002, we are internally organized around four business units focused on the customer segments that we serve. These business units are Electric Systems, Natural Gas Systems, Water & Public Power Systems, and International Systems.

   Revenues for each business unit include hardware, custom and licensed software, project management, installation and support activities, outsourcing services, where we own and operate, or simply operate, systems for a periodic fee, and post-sale support activities. Inter-segment revenues are immaterial. Within each business unit, product costs associated with revenue are reported using standards, which include materials, direct labor and an overhead allocation based on projected production for the year. Variances from standard costs are reported in corporate costs and are not allocated to the business units.

   Management has three primary measures for each of our operating segments: revenue, gross profit, and operating income. Of these three measures, operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense), excluding the allocation of corporate product development, marketing, miscellaneous manufacturing and certain other corporate expenses. Operating income is calculated as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. In the table below corporate information, is included to reconcile segment activity to the consolidated statements of operations.

                                                2001      2000      1999
                                              --------  --------  --------
    Revenues
       Electric Systems...................... $ 99,722  $ 61,985  $ 64,337
       Natural Gas Systems...................   35,694    39,836    50,292
       Water & Public Power Systems..........   65,072    60,123    61,239
       International Systems.................   25,067    17,997    17,544
                                              --------  --------  --------
           Total revenues.................... $225,555  $179,941  $193,412
                                              ========  ========  ========
    Gross profit (loss)
       Electric Systems...................... $ 42,352  $ 26,985  $(57,870)
       Natural Gas Systems...................   19,370    22,361    25,693
       Water & Public Power Systems..........   28,791    26,450    26,180
       International Systems.................    8,621     7,753     2,567
       Corporate.............................   (1,275)  (12,700)   (5,798)
                                              --------  --------  --------
           Total gross profit (loss)......... $ 97,859  $ 70,849  $ (9,228)
                                              ========  ========  ========
    Operating income (loss)
       Electric Systems...................... $ 37,201  $ 23,423  $(61,431)
       Natural Gas Systems...................   16,738    19,956    23,287
       Water & Public Power Systems..........   25,295    23,660    23,390
       International Systems.................    1,839     1,602    (7,624)
       Corporate.............................  (55,213)  (58,991)  (71,027)
                                              --------  --------  --------
           Total operating income (loss)..... $ 25,860  $  9,650  $(93,405)
                                              ========  ========  ========

   During 2001 the Company had one Electric business unit customer, which individually accounted for 15% of total company revenues.

Note 17:  Quarterly Results (Unaudited)

   Quarterly results are as follows (in thousands, except per share and stock price data):

                                                          First   Second   Third  Fourth
                                                         Quarter  Quarter Quarter Quarter Total Year
                                                         -------  ------- ------- ------- ----------
2001
Statement of operations data:
   Total revenues....................................... $47,471  $53,014 $60,855 $64,215  $225,555
   Gross profit.........................................  18,681   23,142  27,053  28,983    97,859
   Net income........................................... $ 1,489  $ 3,158 $ 3,904 $ 4,899  $ 13,450
                                                         =======  ======= ======= =======  ========
Basic net income per share
   Basic net income per share........................... $  0.10  $  0.20 $  0.25 $  0.31  $   0.86
                                                         =======  ======= ======= =======  ========
Diluted net income per share
   Diluted net income per share......................... $  0.09  $  0.18 $  0.21 $  0.26  $   0.75
                                                         =======  ======= ======= =======  ========
Stock Price:
   High................................................. $ 12.50  $ 18.98 $ 23.84 $ 34.21  $  34.21
   Low..................................................    3.50    10.25   14.25   20.13      3.50

2000
Statement of operations data:
   Total revenues....................................... $46,925  $44,570 $40,692 $47,754  $179,941
   Gross profit.........................................  17,306   17,564  16,329  19,650    70,849
   Net income before extraordinary item and cumulative
     effect of a change in accounting principle.........     302    1,115     624   2,183     4,224
   Extraordinary gain on early extinguishment of debt,
     net of income taxes of $570........................   1,044       --      --      --     1,044
   Cumulative effect of change in accounting principle,
     net of income taxes of $1,581......................  (2,562)      --      --      --    (2,562)
   Net income (loss).................................... $(1,216) $ 1,115 $   624 $ 2,183  $  2,706
                                                         =======  ======= ======= =======  ========
Basic net income per share
   Before extraordinary item and cumulative effect of a
     change in accounting principle..................... $   .02  $   .07 $   .04 $   .14  $    .28
   Extraordinary item...................................     .07       --      --      --       .07
   Cumulative effect....................................    (.17)      --      --      --      (.17)
                                                         -------  ------- ------- -------  --------
   Basic net income (loss) per share.................... $  (.08) $   .07 $   .04 $   .14  $    .18
                                                         =======  ======= ======= =======  ========
Diluted net income per share
   Before extraordinary item and cumulative effect of a
     change in accounting principle..................... $   .02  $   .07 $   .04 $   .14  $    .27
   Extraordinary item...................................     .07       --      --      --       .07
   Cumulative effect....................................    (.17)      --      --      --      (.17)
                                                         -------  ------- ------- -------  --------
   Diluted net income (loss) per share.................. $  (.08) $   .07 $   .04 $   .14  $    .18
                                                         =======  ======= ======= =======  ========
Stock Price:
   High................................................. $  8.50  $  8.75 $  8.38 $  6.75  $   8.75
   Low..................................................    4.50     4.50    5.13    3.14      3.14

Note 18:  Subsequent Events

   On March 12, 2002, Itron acquired all the outstanding shares of LineSoft Corporation, a Spokane-based privately held company that is a leading provider of innovative engineering design software applications and consulting services for optimizing utility transmission and distribution systems. The initial purchase price of $42 million is subject to a working capital adjustment that will be finalized within 45 days from closing. At closing, the working capital adjustment was preliminarily calculated as $600,000, resulting in a net purchase price of $41.4 million. Of this amount $21 million was paid through the issuance of 848,870 shares of Itron common stock and cash for fractional interests. The remaining $20.4 million was paid in cash, except for $1.0 million that was placed in escrow as security for the sellers' indemnifications and $600,000 that was also placed in escrow as the initial working capital price adjustment. In addition, Itron is required to pay additional amounts to LineSoft shareholders of up to $13.5 million in the event that certain defined revenue hurdles in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will also be paid half in cash and half in Itron common stock.

   On February 25, 2002, Itron agreed to sell an office building in Raleigh, NC that we will no longer occupy effective April 2002. The sale, which is contingent upon the purchaser's completion of due diligence, is expected to close on or before July 1, 2002. The sales price of $1,825,000 represents a gain of approximately $975,000.

   On March 18, 2002 Itron notified the holders of the remaining exchange notes, totaling $15 million, that we will exercise our option to redeem the notes on April 17, 2002. The holders have until April 16, 2002 to convert their shares into our common stock. Based on the current market prices of our stock, we anticipate note holders will convert rather than redeem.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002 (the "2001 Proxy Statement") sets forth certain information with regard to our directors and is incorporated herein by reference.

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

3) Exhibits:

Exhibit
Number                                       Description of Exhibits
------                                       -----------------------
   3.1  Restated Articles of Incorporation of the Registrant. (A) (Exhibit 3.1)

   3.2  Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

   4.1  Rights Agreement between the Registrant and Chemical Trust Company of California dated as of
        July 15, 1992. (A) (Exhibit 4.1)

   4.2  Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of
        California, as trustee. (F) (Exhibit 4.1)

  10.1  Form of Change of Control Agreement between Registrant and certain of its executive officers. (G)
        (Exhibit 10.1)

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

  10.5  1989 Restated Stock Option Plan. (D) (Exhibit 10.5)

  10.6  1992 Restated Stock Option Plan for Nonemployee Directors. (E)

  10.7  Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

  10.8  Form of Indemnification Agreements between the Registrant and certain directors and officers. (G)
        (Exhibit 10.9)

  10.9  Schedule of directors and executive officers who are parties to Indemnification Agreements (see
        Exhibit 10.8 hereto) with the Registrant.

 10.10  Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.
        * (C) (Exhibit 10.16)

 10.11  Office Lease between the Registrant and Woodville Leasing Inc. Dated October 4, 1993. (B)
        (Exhibit 10.24)

 10.12  Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11,
        1995. (C) (Exhibit 10.19)

 10.13  Loan Agreement between Itron, Inc. and GE Capital Corporation dated January 18, 2000. (G)
        (Exhibit 10.16)

 10.14  First Amendment to Credit Agreement dated February 28, 2000. (G) (Exhibit 10.18)

 10.15  Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an
        affiliate of Duquesne Light company) dated March 30, 2000. (H) (Exhibit 10.19)

 10.16  Warranty and maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000. (H) (Exhibit 10.20)

Exhibit
Number                                      Description of Exhibits
------                                      -----------------------

 10.17  Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (I)
        (Exhibit 10.23)

 10.18  Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (I) (Exhibit 10.23)

 10.19  Third Amendment to Credit Agreement dated June 30, 2000. (J) (Exhibit 10.24)

 10.20  Agreement and Plan of Reorganization Agreement between Itron, Inc. and LineSoft Corporation dated February 14, 2002 (K) (Exhibit 2.1)

 10.21  2000 Stock Option Incentive Compensation Plan (L)

 10.22  2000 Restated Stock Option Grant Program for Nonemployee Directors

 10.23  Loan Agreement between Itron, Inc. And Wells Fargo Bank, National Association dated
        February 15, 2002.

 12     Statement of Computation of Ratios Subsidiaries of the Registrant Independent Auditors' Consent
        Financial Data Schedule.

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

(F) Incorporated by reference to designated exhibit included in the Company's Current Report on Form 8-K dated March 18, 1997.

(G) Incorporated by reference to designated exhibit included in the Company's 1999 Annual Report on Form 10-K dated March 26, 2000.

(H) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated May 15, 2000.

(I) Incorporated by reference to designated exhibit included in the Company's Quarterly Report of Form 10-Q dated August 14, 2000.

(J) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated November 14, 2000.

(K) Incorporated by reference to designated exhibit included in the Company's Report on Form 8-K dated March 1, 2002.

(L) Incorporated by reference to Appendix A to the company's designated Proxy Statement dated April 28, 2001 for its annual meeting of shareholders held on May 16, 2001.

 * Management contract or compensatory plan or arrangement.

 (delta) Confidential treatment requested for a portion of this agreement.

4) Reports on Form 8-K:

   There were no Current Reports on Form 8-K filed during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 28th day of March, 2002.

                                               ITRON, INC.

                                               By:    /S/  DAVID G. REMINGTON
                                                   -----------------------------
                                                        David G. Remington
                                                     Vice President and Chief
                                                         Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 28th day of March, 2002.

          Signature                       Title
          ---------                       -----

    /S/  S. EDWARD WHITE          Chairman of the Board
-----------------------------
       S. Edward White

   /S/  LEROY D. NOSBAUM       Chief Executive Officer and
-----------------------------       Director (Principal
      LeRoy D. Nosbaum              Executive Officer)

   /S/  ROBERT D. NEILSON     President and Chief Operating
-----------------------------             Officer
      Robert D. Neilson

  /S/  DAVID G. REMINGTON       Vice President and Chief
-----------------------------            Financial
     David G. Remington             Officer (Principal
                                 Financial and Accounting
                                         Officer)

   /S/  MICHAEL B. BRACY                Director
-----------------------------
      Michael B. Bracy

  /S/  MICHAEL J. CHESSER               Director
-----------------------------
     Michael J. Chesser

   /S/  TED C. DEMERRITT                Director
-----------------------------
      Ted C. DeMerritt

    /S/  JON E. ELIASSEN                Director
-----------------------------
       Jon E. Eliassen

  /S/  THOMAS S. GLANVILLE              Director
-----------------------------
     Thomas S. Glanville

    /S/  MARY ANN PETERS                Director
-----------------------------
       Mary Ann Peters

   /S/  GRAHAM M. WILSON                Director
-----------------------------
      Graham M. Wilson

Schedule II:  VALUATION AND QUALIFYING ACCOUNTS

                                                                       Balance at end
                                                     Additions            of period
                                               --------------------- -------------------
                                    Balance at Charged to
                                    beginning  costs and
Description                         of period   expenses  Deductions Current Non current
-----------                         ---------- ---------- ---------- ------- -----------
                                                      ($ in thousands)
Year ended December 31, 1999:
   Inventory obsolescence..........   $4,766     $2,697     $4,093   $3,370    $   --
   Short and long-term warranty....    5,946      5,717      4,801    6,062       800
   Allowance for doubtful accounts.    1,485      4,808      4,982    1,311        --

Year ended December 31, 2000:
   Inventory obsolescence..........   $3,370     $2,397     $1,991   $3,776    $   --
   Short and long-term warranty....    6,862      3,572      4,700    5,008       726
   Allowance for doubtful accounts.    1,311        570        737    1,144        --

Year ended December 31, 2001:
   Inventory obsolescence..........   $3,776     $2,511     $3,168   $3,119    $   --
   Short and long-term warranty....    5,734      2,759      2,166    3,229     3,098
   Allowance for doubtful accounts.    1,144      2,129      1,846    1,427        --

                               INDEX TO EXHIBITS

Exhibit
Number                                       Description of Exhibits
------                                       -----------------------
   3.1  Restated Articles of Incorporation of the Registrant. (A) (Exhibit 3.1)

   3.2  Restated Bylaws of the Registrant. (A) (Exhibit 3.2)

   4.1  Rights Agreement between the Registrant and Chemical Trust Company of California dated as of
        July 15, 1992. (A) (Exhibit 4.1)

   4.2  Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of
        California, as trustee. (F) (Exhibit 4.1)

  10.1  Form of Change of Control Agreement between Registrant and certain of its executive officers. (G)
        (Exhibit 10.1)

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

  10.5  1989 Restated Stock Option Plan. (D) (Exhibit 10.5)

  10.6  1992 Restated Stock Option Plan for Nonemployee Directors. (E)

  10.7  Executive Deferred Compensation Plan. *(A) (Exhibit 10.12)

  10.8  Form of Indemnification Agreements between the Registrant and certain directors and officers. (G)
        (Exhibit 10.9)

  10.9  Schedule of directors and executive officers who are parties to Indemnification Agreements (see
        Exhibit 10.8 hereto) with the Registrant.

 10.10  Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.
        * (C) (Exhibit 10.16)

 10.11  Office Lease between the Registrant and Woodville Leasing Inc. Dated October 4, 1993. (B)
        (Exhibit 10.24)

 10.12  Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11,
        1995. (C) (Exhibit 10.19)

 10.13  Loan Agreement between Itron, Inc. and GE Capital Corporation dated January 18, 2000. (G)
        (Exhibit 10.16)

 10.14  First Amendment to Credit Agreement dated February 28, 2000. (G) (Exhibit 10.18)

 10.15  Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an
        affiliate of Duquesne Light company) dated March 30, 2000. (H) (Exhibit 10.19)

 10.16  Warranty and maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000. (H) (Exhibit 10.20)

 10.17  Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (I)
        (Exhibit 10.23)

 10.18  Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (I) (Exhibit 10.23)

 10.19  Third Amendment to Credit Agreement dated June 30, 2000. (J) (Exhibit 10.24)

 10.20  Agreement and Plan of Reorganization Agreement between Itron, Inc. and LineSoft Corporation dated February 14, 2002 (K) (Exhibit 2.1)

 10.21  2000 Stock Option Incentive Compensation Plan (L)

Exhibit
Number                                      Description of Exhibits
------                                      -----------------------

 10.22  2000 Restated Stock Option Grant Program for Nonemployee Directors

 10.23  Loan Agreement between Itron, Inc. And Wells Fargo Bank, National Association dated
        February 15, 2002.

 12     Statement of Computation of Ratios Subsidiaries of the Registrant Independent Auditors' Consent
        Financial Data Schedule.

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

(F) Incorporated by reference to designated exhibit included in the Company's Current Report on Form 8-K dated March 18, 1997.

(G) Incorporated by reference to designated exhibit included in the Company's 1999 Annual Report on Form 10-K dated March 26, 2000.

(H) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated May 15, 2000.

(I) Incorporated by reference to designated exhibit included in the Company's Quarterly Report of Form 10-Q dated August 14, 2000.

(J) Incorporated by reference to designated exhibit included in the Company's Quarterly Report on Form 10-Q dated November 14, 2000.

(K) Incorporated by reference to designated exhibit included in the Company's Report on Form 8-K dated March 1, 2002.

(L) Incorporated by reference to Appendix A to the company's designated Proxy Statement dated April 28, 2001 for its annual meeting of shareholders held on May 16, 2001.

 *  Management contract or compensatory plan or arrangement.

 (delta) Confidential treatment requested for a portion of this agreement.