Form 10-Q
period 2002-03-31
ITRON INC /WA/
filed 2002-05-14
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to

Commission File Number:  0-22418

ITRON, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1011792
(State of Incorporation)	(I.R.S. Employer Identification Number)

2818 North Sullivan Road
Spokane, Washington 99216-1897
(509) 924-9900
(Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 19,122,109.

ITRON, INC.

PART 1:    FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2002	2001
	(Unaudited, in thousands, except per share data)
Revenues
Sales	$50,186	$37,232
Service	11,889	10,239

Total revenues	62,075	47,471

Cost of revenues
Sales	25,543	21,521
Service	9,245	7,269

Total cost of revenues	34,788	28,790

Gross profit	27,287	18,681
Operating expenses
Sales and marketing	7,044	5,585
Product development	7,507	5,739
General and administrative	4,474	3,275
Amortization of intangibles	337	366
In-process research and development	7,400	—

Total operating expenses	26,762	14,965

Operating income	525	3,716
Other income (expense)
Equity in affiliates	(4)	23
Interest and other, net	(833)	(1,294)

Total other expense	(837)	(1,271)

Income (loss) before income taxes	(312)	2,445
Income tax provision	(2,658)	(956)

Net income (loss)	$(2,970)	$1,489

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43)	24
Unrealized holding gains (losses)	(34)	7

Other comprehensive income (loss)	(77)	31

Comprehensive income (loss)	$(3,047)	$1,520

Earnings per share
Basic net income (loss) per share	$(.18)	$.10

Diluted net income (loss) per share	$(.18)	$.09

Average number of shares outstanding
Basic	16,510	15,383
Diluted	16,510	15,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2002	December 31, 2001
	(Unaudited, in thousands)
Current assets
Cash and cash equivalents	$6,580	$20,582
Short-term investments, available for sale	16,508	22,199
Accounts receivable, net	46,121	52,345
Inventories, net	19,709	16,281
Deferred income taxes, net	4,353	4,134
Other	2,444	1,192

Total current assets	95,715	116,733
Property, plant and equipment, net	28,457	25,918
Equipment used in outsourcing, net	12,563	12,918
Intangible assets, net	44,088	11,035
Restricted cash	—	5,100
Deferred income taxes, net	29,481	24,952
Other	10,285	6,035

Total assets	$220,589	$202,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,456	$24,689
Wages and benefits payable	7,762	11,611
Current portion of long-term debt	672	229
Deferred revenue	12,221	13,558

Total current liabilities	46,111	50,087

Convertible subordinated debt	53,248	53,313
Mortgage notes and leases payable	—	4,860
Project financing	5,281	6,082
Warranty and other obligations	17,458	12,297

Total liabilities	122,098	126,639

Shareholders’ equity
Common stock	145,848	120,316
Accumulated other comprehensive loss	(2,039)	(1,916)
Accumulated deficit	(45,318)	(42,348)

Total shareholders’ equity	98,491	76,052

Total liabilities and shareholders’ equity	$220,589	$202,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(Unaudited, in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(2,970)	$1,489
Noncash charges (credits) to income:
Acquired in-process research and development	7,400	—
Depreciation and amortization	2,356	2,634
Deferred income tax provision	1,771	875
Stock option income tax benefits	885	—
Amortization of discount on investment securities	73	—
Equity in affiliates, net	4	(23)
Gain on early extinguishment of debt	(200)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	10,543	13,486
Inventories	(3,428)	(1,086)
Accounts payable and accrued expenses	522	(2,549)
Wages and benefits payable	(5,749)	(4,579)
Deferred revenue	(3,385)	(875)
Other, net	(1,172)	(80)

Cash provided by operating activities	6,650	9,292
INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities	12,643	1,762
Purchase of investment securities	(7,025)	(10,040)
Reclassification of restricted cash	5,100	(5,100)
Acquisition of property, plant and equipment	(2,630)	(671)
Equipment used in outsourcing	(17)	(1)
Issuance of note receivable	(2,000)	—
Acquisition of LineSoft, net of cash and cash equivalents	(21,731)	—
Other, net	164	(1,796)

Cash used by investing activities	(15,496)	(15,846)
FINANCING ACTIVITIES
Change in short-term borrowings, net	(1,973)	—
Payments on project financing	(1,100)	(143)
Issuance of common stock	3,006	352
Repurchase of common stock	(225)	—
Payments on mortgage notes payable	(4,853)	(48)
Other, net	(11)	(11)

Cash provided (used) by financing activities	(5,156)	150

Decrease in cash and cash equivalents	(14,002)	(6,404)
Cash and cash equivalents at beginning of period	20,582	21,216

Cash and cash equivalents at end of period	$6,580	$14,812

Non cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	$—
Debt to equity conversion	$65	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
(Unaudited)

Note 1:    Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three-month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of LineSoft Corporation (LineSoft) from its acquisition on March 12, 2002 (see Note 5), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates. Significant estimates made this quarter as a result of the acquisition of LineSoft Corporation on March 12, 2002, are the determination of the preliminary fair value of the assets and liabilities acquired, the allocation thereof and the write-off of in-process research and development (IPR&D).

Research and development expenses

Research and development costs are expensed as incurred. In 2002, we acquired $7.4 million of IPR&D. The value assigned to IPR&D was determined by identifying those acquired specific IPR&D projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

Note 2:    Short-Term Investments

Short-term investments consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes, and certificates of deposits. Information related to such investments at March 31, 2002 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(Unaudited, in thousands)
Money market funds and other	$1,001	$—	$(3)	$998
U.S. government and agency debt securities	15,523	9	(22)	15,510

Total available-for-sale investments	$16,524	$9	$(25)	$16,508

Purchases of short-term investments during the three months ended March 31, 2002 were $7.0 million. Proceeds from the sales and maturities of investment securities were $12.6 million for the same period.

Note 3:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2002	2001
	(Unaudited, in thousands except per share data)
Basic earnings per share:
Net income (loss) available to common shareholders	$(2,970)	$1,489
Weighted average shares outstanding	16,510	15,383

Basic net income (loss) per share	$(.18)	$.10

Diluted earnings per share:
Net income (loss) available to common shareholders	$(2,970)	$1,489

Weighted average shares outstanding	16,510	15,383
Effect of dilutive securities:
Stock options	—	307

Adjusted weighted average shares	16,510	15,690

Diluted net income (loss) per share	$(.18)	$.09

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $27.09 in the first quarter of 2002, compared to $7.33 in the first quarter of 2001.

The dilutive effect of options is calculated using the “treasury stock” method. Since we had a net loss for the first quarter of 2002, all stock options were antidilutive. The dilutive earnings per share impact of the additional 307,000 shares from the use of this method was $.01, or 10%, for the first quarter of 2001.

In the first quarter of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. The dilutive effect of these notes is calculated using the “if converted” method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. All convertible debt for the first quarter of 2002 and 2001 was antidilutive. On March 18, 2002 we notified the holders of the $9.65 notes (the Exchange Notes), totaling $15 million, that we would exercise our option to redeem the notes on April 17, 2002. All of the holders of the Exchange Notes chose to convert their notes into common stock as opposed to redeem them. On April 25, 2002 we notified the holders of the $23.70 notes, totaling $38.3 million, that we would exercise our option to redeem the notes on May 24, 2002, if the holders do not indicate they want to convert their notes by May 23, 2002. As the current stock price is significantly higher than the $23.70 conversion price, we anticipate the holders of the notes will elect to convert as opposed to redeem their notes.

In the first quarter of 2002 and 2001, 6.4 million and 7.3 million shares, respectively, were not included in the calculation of fully diluted EPS as they were antidilutive. The excluded shares include exercisable stock options and shares associated with our convertible debt.

During the third quarter of 2001, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. During the first quarter of 2002, we repurchased 9,200 shares at an average price of $24.46. To date we have repurchased 94,300 shares at an average price of $22.62.

Note 4:    Balance Sheet Components

	March 31, 2002	December 31, 2001
	(Unaudited, in thousands)
Accounts Receivable
Trade (net of allowance for doubtful accounts of $1,459 and $1,427)	$35,574	$38,342
Unbilled revenue	10,547	14,003

Total accounts receivable	$46,121	$52,345

Inventories, net
Material	$4,481	$4,800
Work in process	818	720
Finished goods	13,908	10,382

Total manufacturing inventories	19,207	15,902
Service inventories	502	379

Total inventories, net	$19,709	$16,281

Note 5:    Business Combination

On March 12, 2002, we acquired all the outstanding shares of LineSoft Corporation; a privately held company based in Spokane, Washington that is a leading provider of engineering design software applications and consulting services for optimizing utility transmission and distribution systems. The purchase consideration was paid by the issuance of 848,870 shares of our common stock, valued at $21 million, and $21 million in cash, less an agreed-upon initial working capital adjustment reduction of $600,000. The fair market value of our common shares used in determining the number of shares to be issued was $24.7385 per share. This reflects the average closing price of our common stock on the twenty trading days prior to the fifth trading day prior to the March 12, 2002 closing date. However, for accounting purposes, the value ascribed to the shares issued was $25.68 per share (aggregating approximately $21.8 million), which reflects the average of the closing price of our common stock on March 4, 2002, the date on which the number of shares was first determinable, and on the three trading days before and after that date. In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue hurdles in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will also be paid half in cash and half in our common stock.

We have accounted for the transaction under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The estimated fair values were determined by an independent appraisal and are, at this point, preliminary. Certain intangible assets have been identified and capitalized as part of these transactions. The transaction also resulted in the recording of goodwill, which will be tested for impairment periodically, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets, with the exception of goodwill, are being amortized based on the present values of estimated future cash flows for each intangible asset. The following table summarizes the purchase accounting for the acquisition. The unaudited condensed consolidated financial information reflects a preliminary allocation of the purchase price and represents Itron’s expectations of the significant liabilities and tangible and intangible assets that will be recognized in connection with the acquisition. The significant items that could change are intangible assets and goodwill as these are dependent, in part, on a report by an independent appraiser that has not yet been finalized.

The preliminary purchase consideration is summarized as follows (in thousands):

Cash paid	$21,000
Value of Itron common stock issued	21,801
Initial net working capital adjustment	(600)
Estimated transaction costs	1,455

Total	$43,656

The preliminary allocation of the purchase price on the closing date of March 12, 2002, is summarized as follows (in thousands):

Net current assets and liabilities	$ (4,357)
Property, plant and equipment	1,559
Other long-term assets	8,841
Intangible assets	15,108
Goodwill	25,656
Other long-term liabilities	(3,151)

Net assets acquired	$ 43,656

The excess of the purchase price over the fair value of net assets acquired has been classified as goodwill.

Preliminary intangible assets are comprised of the following (in thousands):

		Estimated Weighted Average Useful Life (in months)
IPR&D	$ 7,400	NA
Customer contracts	1,247	28
Core developed technology	5,917	21
Customer backlog	247	9
Trademarks and trade names	216	17
Internally developed software	81	22

	$15,108

Except for trademarks and trade names, the preliminary values assigned were determined using the income approach by an independent appraiser. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products. The preliminary value assigned to trademarks and trade names was determined using the relief from royalty approach which is based on the assumption that in lieu of ownership a firm would be willing to pay a royalty in order to exploit the related benefits of the asset.

Intangible assets except IPR&D will be amortized over their estimated useful lives. The total estimated weighted average expected life of these intangible assets is approximately 22 months.

As of March 12, 2002, LineSoft was in the process of developing new software products that had not yet reached technological feasibility and had no alternative future use. These projects have been classified as IPR&D, and consist of new versions of software currently being sold. The fair value is estimated to be $7.4 million with estimated costs to complete of $3.1 million, substantially all of which will be completed in 2002. IPR&D was written off to expense immediately after closing on March 12, 2002. The preliminary fair values allocated to IPR&D are estimated to be as follows (in thousands):

Project	Estimated Fair Value at March 12, 2002
Project A	$ 3,100
Project B	1,700
Project C	2,100
Project D	500

Total	$ 7,400

The fair value of all IPR&D projects was determined using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by each of the projects incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflects the stage of completion and other risks inherent in each project. This discount rate is a risk adjusted rate based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft, and venture capital rates of return. The discount rate used in the valuation of all IPR&D was 30 percent.

The material risks associated with the successful completion of the in-process technology are dependent on our ability to successfully finish the development of the software. We expect to benefit from the in-process projects as the individual products that contain the in-process technology are marketed and sold to end-users. The release dates for each of the in-process products are varied.

The following table represents the results of our operations on a proforma basis. These results are based on the individual historical results of Itron, Inc. and LineSoft Corporation (prior to acquisition on March 12, 2002) and reflect adjustments to give effect to the acquisition as if it occurred at the beginning of the periods presented. The pro forma condensed consolidated financial information is intended for information purposes, and does not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, or project the results for any future date or period.

	Three Months Ended March 31, 2002
	Historical Itron	Historical LineSoft	Pro Forma Adjustments		Pro Forma Combined
Revenues	$62,075	$2,841	$—		$64,916
Cost of revenues	34,788	2,464	(1	)(A)	37,251

Gross profit	27,287	377	1		27,665
Operating expenses
Sales and marketing	7,044	561	—		7,605
Product development	7,507	640	—		8,147
General and administrative	4,474	2,453	(15	)(A)	6,912
Amortization of intangibles	337	—	716	(B)	1,053
In-process research and development	7,400	—	—		7,400

Total operating expenses	26,762	3,654	701		31,117
Operating income (loss)	525	(3,277)	(700)		(3,452)

Other income (expense), net	(837)	(218)	240	(C)	(815)

Loss before income taxes	(312)	(3,495)	(460)		(4,267)
Income tax benefit (provision)	(2,658)	—	1,483	(D)	(1,175)

Net income (loss)	$(2,970)	$(3,495)	$1,023		$(5,442)

Basic net loss per common share	$(.18)				$(.32)
Diluted net loss per common share	$(.18)				$(.32)
Weighted average shares used to compute net income per common share
Basic	16,510		671	(E)	17,181
Diluted	16,510		671	(E)	17,181

	Three Months Ended March 31, 2001
	Historical Itron	Historical LineSoft	Pro Forma Adjustments		Pro Forma Combined
Revenues	$47,471	$4,379	$—		$51,850
Cost of revenues	28,790	2,692	(1	)(A)	31,481

Gross profit	18,681	1,687	1		20,369
Operating expenses
Sales and marketing	5,585	1,184	—		6,769
Product development	5,739	677	(16	)(A)	6,400
General and administrative	3,275	811	859	(B)	4,945
Amortization of intangibles	366	—	—		366

Total operating expenses	14,965	2,672	843		18,480
Operating income (loss)	3,716	(985)	(842)		1,889

Other income (expense), net	(1,271)	98	—		(1,173)

Income (loss) before income taxes	2,445	(887)	(842)		716
Income tax benefit (provision)	(956)	—	674	(D)	(282)

Net income (loss)	$1,489	$(887)	$(168)		$434

Basic net income per common share	$.10				$.03
Diluted net income per common share	$.09				$.03
Weighted average shares used to compute net income per common share
Basic	15,383		849	(F)	16,232
Diluted	15,690		849	(F)	16,539

The following adjustments are reflected in the unaudited pro forma condensed combined statements of operations to reflect the estimated impact of the acquisition on the historical combined results of Itron and LineSoft:

(A)
To record the reduction in depreciation expense resulting from the preliminary adjustment to record LineSoft property, plant and equipment at estimated fair values using a weighted average life of three years.

(B)	To adjust amortization of amortizable intangible assets acquired based on estimated fair market value using estimated lives of one to five years, with the majority fully amortized within three years.

(C)	To eliminate interest expense for the LineSoft line of credit that was paid in full at closing.

(D)	To record the tax provision impact of LineSoft and related pro forma adjustments at the first quarter 2002 and 2001 utilizing our tax rates of 37.5% and 39%, respectively.

(E)
To adjust shares for the issuance of 848,870 shares of our common stock for the purchase of LineSoft net of 178,000 shares already included in our basic and diluted weighted outstanding shares due to the average share calculation involved in determining the number of basic weighted average shares outstanding.

(F)	To adjust shares for the issuance of 848,870 shares of our common stock for the purchase of LineSoft.

Note 6:    Segment Information

Effective January 1, 2002, we are internally organized around four business units focused on the customer segments that we serve. These business units are Electric Systems, Natural Gas Systems, Water & Public Power Systems, and International Systems. Operations related to LineSoft since its acquisition are included in Electric Systems.

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

Management has three primary measures for each of our operating segments: revenue, gross profit, and operating income. Of these three measures, operating income is our primary profit and loss measure. It is defined as operating income after the allocation of basic services (such as floor space and communication expense), warranty and miscellaneous service related expenses, excluding the allocation of corporate product development, marketing, miscellaneous manufacturing and certain other corporate expenses. Operating income is calculated as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment and less the allocations mentioned above. Operating expenses directly associated with each segment may include sales, marketing, development, or administrative expenses. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. In the table below, corporate information is included to reconcile segment activity to the consolidated statements of operations.

Segment revenues and operating results for the comparable quarters are detailed below.

	Three months ended March 31,
	(Unaudited, in thousands)
	Electric	Natural Gas	Water & PP	Internat’l	Corporate	Total
2002
Revenues	$30,773	$10,374	$17,429	$3,499	$—	$62,075
Cost of revenues	16,582	4,689	10,560	2,088	869	34,788

Gross profit	14,191	5,685	6,869	1,411	(869)	27,287

Operating expenses	1,816	499	953	1,812	14,282	19,362
In-process research & development	—	—	—	—	7,400	7,400

Total operating expenses	1,816	499	953	1,812	21,682	26,762

Operating income/(loss)	$12,375	$5,186	$5,916	$(401)	$(22,551)	$525

	Three months ended March 31,
	(Unaudited, in thousands)
	Electric	Natural Gas	Water & PP	Internat’l	Corporate	Total
2001
Revenues	$19,935	$8,467	$10,640	$8,429	$—	$47,471
Cost of revenues	11,253	3,939	6,209	6,025	1,364	28,790

Gross profit	8,682	4,528	4,431	2,404	(1,364)	18,681

Operating expenses	1,022	617	737	1,497	11,092	14,965

Operating income/(loss)	$7,660	$3,911	$3,694	$907	$(12,456)	$3,716

Note 7:    Restructuring

We recorded charges totaling $16.3 million in 1999 for restructuring activities that have improved efficiencies and reduced costs. Our restructuring actions included the consolidation of high volume manufacturing to our plant in Minnesota, a reduction of products and software platforms supported by the Company, consolidation of product development locations, and a reduction in activities in Europe not related to our core business. The majority of our restructuring charges were related to a reduction in force of approximately 300 people of which approximately 50% were in manufacturing, 25% in product development and the remainder throughout the Company. Twenty-five percent of the reductions were management positions. The remaining charges relate to impairment of equipment and estimated future lease payments for abandoned facilities. During 2002, we used restructuring reserve balances from prior years for severance and related charges and lease payments for abandoned facilities. Total restructuring activity for the first quarter of 2002 is as follows:

	Cash/ Non-Cash	Reserve Balance 12/31/01	Reserve Balance Adjustments	Payments	Reserve Balance 3/31/02
	(Unaudited, in thousands)
Severance and related charges	Cash	$131	$—	$37	$94
Consolidation of facilities	Cash	447	—	33	414

Total restructurings		$578	$—	$70	$508

The reserve balances for severance and related charges are expected to be fully utilized in 2002. Facility consolidation reserves are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

Note 8:    Contingencies

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.2 million and $47.9 million at March 31, 2002 and 2001, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.6 million and $11.8 million at March 31, 2002 and 2001, respectively. On April 11, 2002, we increased our standby letters of credit to $15 million. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at March 31, 2002 was $778,000.

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. We are also both a plaintiff and a defendant in litigation relating to the sublease of our Lakeville, Minnesota facility. While we believe we will prevail in these matters, the ultimate outcomes and their impact on our financial statements is undeterminable at this time. In the event the outcomes are unfavorable to us, there could be a material adverse affect on our financial condition.

Note 9:    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if: (i) the intangible assets arise from contractual or other legal rights or (ii) the acquired intangible assets are capable of being separated from the acquired enterprise, as defined in SFAS No. 141.

SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the “reporting unit level” (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by the standard.

SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the “estimated fair value” of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the company determines that goodwill is impaired, the Company must compare the “implied fair value” of the goodwill to its carrying amount to determine if there is an impairment loss. The “implied fair value” is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective on January 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the “amortization and nonamortization” provisions of SFAS No. 142.

The Company adopted SFAS Nos. 141 and 142 during the first quarter of 2002. In 2001 our annual amortization of goodwill was $648,000. In addition, in March 2002, in conjunction with the LineSoft acquisition, we acquired intangible assets, which will be amortized over their estimated lives. Goodwill associated with the LineSoft acquisition will be tested for impairment in accordance with SFAS No. 142.

Future business combinations may give rise to either significant amortization expense from the acquisition of intangible assets with a finite life or goodwill with significant impairment risk. We will complete our testing for impairment of existing goodwill during the second quarter of 2002. We do not expect the adoption of this impairment testing under SFAS No. 142 to have a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement covers a variety of technical issues that will not have an effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We have adopted SFAS No. 145 effective January 1, 2002; and, therefore, we have classified our gain on extinguishment of debt recorded in the period ended March 31, 2002, in interest and other, net in lieu of classifying it as an extraordinary item as was previously required.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and the 2001 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2002.

Certain Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition, the realization of expected economic return from acquired in-process technology (IPR&D) and resulting or related products, our ability to continue making substantial progress in the development and commercialization of acquired technologies and the significant assumptions underlying the valuation related to the IPR&D, and various other matters, many of which are beyond our control. With respect to risks related to purchased IPR&D, there can be no assurance that any new technologies will be developed into products, that such products will achieve either technological or commercial success, or that we will receive any economic benefit from such products as a result of delays in the development of the technology or release of such products into the market, the complexity of the technology, or our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in economic trends, and fluctuations in market or general economic conditions. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

OVERVIEW

Itron, Inc. is a leading provider and source of knowledge to the energy and water industries for collecting, analyzing, and applying critical data about electric, gas and water usage throughout the world. Over 2,000 utilities in more than 45 countries use our handheld meter reading hardware and software systems to collect and process information from over 250 million meters. Those utilities include over 75% of the largest electric and gas utilities in the U.S. and Canada. More than 850 utilities worldwide use our radio and telephone-based technology to automatically collect, analyze and apply meter data from over 21 million electric, gas and water meters. Our enterprise software solutions for managing complex commercial and industrial meter data are used by over 600 utilities worldwide, including over 90% of the largest electric and gas utilities in the U.S. and Canada. Our software systems are also in use at a number of the newly created wholesale energy markets in the U.S. and Canada to provide critical data management, billing, and settlement systems for the power flowing into and out of those deregulating markets. Our technology now “touches” over $200 billion in energy and water transactions every year in North America alone. In 2001 we began to expand our solutions portfolio for optimizing the delivery and use of energy and water, beyond meter reading, with the acquisition of licensing rights to software that enables utility field workforce automation. In March 2002, we acquired LineSoft Corporation, a company that provides software tools and engineering consulting services to electric utilities that are used for the design of new and more efficient use of transmission and distribution lines, substations, and upgrades to existing facilities.

With overall penetration for meter reading automation in the U.S. and Canada at approximately 14 percent at December 31, 2001, we have room to gain customers and increase revenues in this market. We believe our technology, industry knowledge and relationships with virtually every large utility in North America give us a strong foothold for extending our leadership into additional systems that give utilities and their customers the knowledge to distribute and use electricity, gas and water more efficiently than ever before. We are aggressively pursuing those opportunities.

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

Acquisition of LineSoft Corporation

On March 12, 2002, we acquired all of the outstanding shares of LineSoft Corporation (LineSoft); a Spokane-based privately held company that is a leading provider of engineering design software applications and consulting services for optimizing utility transmission and distribution systems. The acquisition was non-taxable and has been accounted for under the purchase method of accounting. The purchase consideration for the acquisition was paid by the issuance of 848,870 shares of Itron common stock and $21.0 million in cash, reduced by an agreed-upon initial net working capital adjustment of $600,000 as stipulated in the acquisition agreement. The fair market value of the Itron common shares used in determining the number of shares to be issued was $24.7385 per share, in accordance with the terms of the agreement. However, for accounting purposes, the value ascribed to the shares issued was $25.68 per share. Itron is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue hurdles in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will also be paid half in cash and half in our common stock. In conjunction with the acquisition we acquired IPR&D, the fair value of which is preliminarily estimated to be $7.4 million. This amount was expensed immediately because the projects had not yet reached technological feasibility and the IPR&D had no alternative future use. See Note 5 “Business Combination” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

The acquisition of LineSoft is a major step in our mission of helping utilities optimize the delivery and use of energy and water. LineSoft will give us a suite of new products, principally design tools, that can help utilities design new transmission and distribution lines as well as upgrade existing facilities, thus significantly contributing to our growth beyond data collection and information creation for meter reading. LineSoft products are critical for helping utilities deal with rapidly increasing economic pressures to optimize assets, people and budgets. Our sales channels, marketing and brand position in the utility market will considerably increase the industry’s awareness of LineSoft’s product and service offering. The combination of our data gathering and communication expertise with LineSoft’s transmission and distribution system expertise will result in powerful solutions that give utilities the knowledge they need to more closely match distribution resources with distribution needs.

RESULTS OF OPERATIONS

The following tables show our revenue and percent change from the prior year by sales or service and by segment.

	Three months ended March 31,
	2002	2001	Increase (Decrease)
	(Unaudited, in millions)
Revenues
Sales	$50.2	$37.2	35%
Service	11.9	10.3	16

Total revenues	$62.1	$47.5	31%

	Three months ended March 31,
	2002	2001	Increase (Decrease)
	(Unaudited, in millions)
Segment Revenues
Electric	$30.8	$19.9	55%
Natural Gas	10.4	8.5	22
Water & Public Power	17.4	10.7	63
International	3.5	8.4	(58)

Total revenues	$62.1	$47.5	31%

Revenue growth for the quarter was driven largely by expansion orders from existing customers for Mobile Automated Meter Reading (“MAMR”) Systems. During the first quarter of 2002, we had one Electric business unit customer that individually accounted for 16% of total company revenues. No other customer represented more than 10% of total revenue during the first quarter of this year or last year.

Electric revenues were higher primarily as a result of a MAMR System order from a large electric utility. This customer accounted for 31% of Electric revenues during the first quarter of 2002, and 24% of 2001. We have a multi-year contract with this utility, with shipments currently scheduled to run into the third quarter of 2002. The Electric business unit results include approximately $600,000 of revenues for the 19-day period that LineSoft was part of Itron.

Natural Gas Systems revenue increased in the first quarter primarily due to increased sales to two customers, and early shipments to customers resulting from mild weather during the quarter. The contracts were signed in 2001, but the majority of the work will be performed in 2002.

Water and Public Power revenues were higher in the first quarter of 2002 due to increased shipments to meter manufacturers and a number of new water Automated Meter Reading installation projects announced in 2001 that began to roll out during the first quarter of 2002.

International revenues decreased 58% in comparison to the first quarter of 2001 due to a large handheld system sale to Japan in the first half of 2001. Sales to this customer were approximately one half of the International segment’s revenue in the first quarter of 2001.

We do not place any particular significance on quarter-to-quarter variations reported in revenue by segment, except as noted.

	Three months ended March 31,
	2002	2001	Increase (Decrease)
	(Unaudited, in millions)
Gross Margin
Sales	49%	42%	7%
Service	22	29	(7)

Total gross margin	44%	39%	5%

	Three months ended March 31,
	2002	2001	Increase (Decrease)
	(as a% of corresponding revenue)
Segment Gross Margin
Electric	46%	44%	2%
Natural Gas	55	53	2
Water & Public Power	39	42	(3)
International	40	29	11
Corporate (1)	(1)	(3)	2

Total gross margin	44%	39%	5%

(1)	Corporate gross margin as a percentage of total company revenue.

Total gross margin was 44% for the first quarter, up from 39% a year ago. The primary driver of the increase in gross margin is lower product costs due to the more efficient use of our production facility. Our production of meter modules is 46% higher in the first quarter of 2002 than 2001, while fixed costs have remained relatively stable from year to year. Since the second quarter of 2001, we have also been benefiting from lower material costs as a result of favorable pricing in the general market for electronic components. We are beginning to see some upward pressure on prices, but believe current pricing will hold relatively firm until at least the fourth quarter of 2002. Service margins decreased in the first quarter of 2002 compared to 2001 due to a one-time increase in costs associated with a long-term service contract.

Gross margins across segments can vary from period-to-period depending on the mix of hardware, software and installation, as well as committed volumes.

The lower 2001 International gross margin was driven by large sales of handheld systems to customers in Japan.

Corporate expenses decreased as a percentage of revenue to 1% for the first quarter of 2002, compared to the first quarter of 2001 primarily due to favorable purchase price variances.

	Three months ended March 31,
	2002	% of Revenue	2001	% of Revenue
	(Unaudited, in millions)
Operating Expenses
Sales and marketing	$7.0	11.3%	$5.6	11.8%
Product development	7.5	12.1	5.7	12.1
General and administrative	4.5	7.2	3.3	6.9
Amortization of intangibles	0.4	.5	0.4	.8
In-process research and development	7.4	11.9	—	—

Total operating expenses	$26.8	43.1%	$15.0	31.5%

The slight decrease in sales and marketing as a percentage of revenue year to year was due to investments in marketing programs and systems and additional spending related to strategy and business development activities in the prior year.

Product development expenses increased 32% from the first quarter of the prior year to $7.5 million, but remained level at 12.1%  of revenues in both quarters. We are currently targeting to maintain product development spending at 12% to 13% of revenues.

General and administrative expenses were $4.5 million in the quarter, up $1.2 million compared to the first quarter of last year; however, the expenses remained stable at approximately 7% of total company revenues for both quarters.

While the amount of amortization of intangibles expense remained level, our basis for calculation has changed due to the LineSoft acquisition and our adoption of SFAS No. 142 Goodwill and Other Intangibles. On a preliminary basis, approximately $8 million of the purchase price for the acquisition of LineSoft was allocated to specifically identifiable intangible assets. Those assets will be written off over their estimated lives of one to five years, with the majority fully amortized within three years. Amortization of those assets will result in approximately $2.8 million in intangible amortization in 2002, of which approximately $143,000 was recognized in the first quarter. SFAS No. 142 requires that goodwill should not be amortized but instead, tested periodically for impairment. We incurred approximately $162,000 of goodwill amortization in the first quarter of 2001, with no goodwill amortization in 2002.

During the first quarter of 2002, in connection with our acquisition of LineSoft, we wrote off $7.4 million on the date of acquisition for the preliminary allocation of the purchase price to the fair value of IPR&D acquired.

In-Process Research and Development

Valuation of IPR&D

We used an independent third-party appraiser who utilized established valuation techniques to determine the value to be allocated to IPR&D. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPR&D.

The values assigned to in-process technologies were based upon discounted cash flows related to the existing products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates selected for the valuation of technology projects were based on the industry composite Weighted Average Cost of Capital, the Weighted Average Return on Assets, Internal Rate of Return, and venture capital rates of return.

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the $7.4 million of purchase price allocated to LineSoft IPR&D for the quarter ended March 31, 2002 (dollars in millions):

				Percentage of Revenue
Acquired Company	IPR&D	Estimated Cost to Complete Technology at Time of Acquisition	Range of Revenue Growth Rate	Average COS	Average SG&A	Average R&D	Discount Rate Used
LineSoft Corporation	$7.4	$3.1	25-34%	2%	16%	2%	30%

Risks Associated with IPR&D

The purchased IPR&D represents new versions of software currently being sold, which reduces our risks and uncertainties associated with the IPR&D projects. However, there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, complexity of technology and growing competitive pressures. We believe there is a reasonable chance of realizing the economic return expected from the acquired in-process technology beginning in 2002. However, given the uncertainties of the commercialization process, we cannot assure you that deviations from our estimates will not occur or that any project will meet with commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

	Three months ended March 31,
	2002	2001	Increase (Decrease)
	(Unaudited, in millions)
Other Income (Expense)
Total other expense	$(.8)	$(1.3)	38%

There was minimal activity in affiliates in either period. Net interest decreased year-to-year, due primarily to the pay-off of a mortgage note payable in 2002, resulting in decreased interest expense and a $200,000 gain on early extinguishment of the debt. In addition, invested cash increased during 2002.

Income Taxes

An income tax benefit, as opposed to a provision for income taxes, is normally reported when there is a net loss. However, the $7.4 million in-process research and development charge is not deductible for tax purposes, and therefore, there is no benefit provided for income taxes to offset this charge in the first quarter. The result is an income tax provision or expense for the quarter instead of a benefit. Income taxes have been calculated by adding the $7.4 million charge back to the loss of $312,000 resulting in net income of approximately $7.1 million for purposes of calculating the income tax provision. The $2.7 million income tax provision reflects an expected tax rate on operations of 37.5%, slightly less than the 39% rate in the first quarter of last year, and comparable with the 37% rate for the full year of 2001.

Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

FINANCIAL CONDITION

	Three months ended March 31,
	2002	2001	Increase Decrease
	(Unaudited, in millions)
Cash Flow Information
Operating activities	$6.7	$9.2	(27%)
Investing activities	(15.5)	(15.8)	2
Financing activities	(5.2)	.2	(2,700)

Increase (decrease) in cash	$(14.0)	$(6.4)	(119%)

Operating activities:
Cash flow from operating activities was lower in the first quarter of 2002 compared to the first quarter last year due primarily to increases in inventory balances, a decrease in deferred revenue, and a larger bonus payout in the first quarter of 2002 compared with the first quarter of 2001. The increase in inventory was due to build up of meter modules in anticipation of higher demand and in handheld inventory for a transition in production from one vendor to another.

Investing activities:
The primary investing activity in the first quarter of 2002 was the purchase of LineSoft Corporation in partial consideration for $21.7 million in cash. In the first quarter of 2002, we reclassified $5.1 million from restricted cash for a collateralized letter of credit into cash as a result of a new credit agreement. Included in other investing activities in the first quarter of 2001 are a reclassification of $5.1 million into restricted cash, net investments in short-term securities of $8.3 million, and investments in and loans made to two private companies – a provider of meter reading services to energy service providers and end user customers, and a developer of in home energy gateway communication technology.

Financing activities:
Financing activities in the first quarter of 2002 included a $4.9 million extinguishment of debt from our prepayment of a mortgage loan. Subsequent to the LineSoft acquisition, we paid off $2.9 million on a line of credit and long-term debt that was owed by LineSoft. We issued $3.0 million in common stock during the quarter in connection with stock option exercises. No comparably significant financing transactions occurred during the first quarter of 2001.

Investments:
In March 2002 we invested $1,999,500 in an early stage startup firm that is developing internet-based energy monitoring and management software and services. The firm has not yet produced any revenue. The form of the investment is a secured convertible note with a term of five years that is senior to all other indebtedness of the firm except for a $500,000 line of credit. We may convert the note at any time into the common stock of the firm. If we had converted our note into equity as of March 31, 2002, it would have been converted into 19% of the firm’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We expect to enter into a distribution and licensing agreement with the firm within 120 days from when we made the investment.

Liquidity, Sources and Uses of Capital:
At March 31, 2002, we had approximately $23.1 million in cash, cash equivalents, and short-term investments. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and our short-term investments, which are rated A or better by Standard & Poor’s or Moody’s and which have market interest rates. Availability under our current $35 million revolving line of credit is reduced only by our outstanding letters of credit of $11.6 million. On April 11, 2002, we increased our standby letters of credit to $15 million. We do not have plans to borrow under this credit facility at this time. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

As of March 31, 2002, we had $53.3 million of convertible subordinated debentures that mature in March 2004, $15.0 million of which had a conversion price of $9.65 and were callable in March 2002 without premium (the Exchange Notes), and $38.3 million of notes have a conversion price of $23.70 and have been callable with declining premiums since March 2000. On March 18, 2002 we notified the holders of the Exchange Notes that we would exercise our option to redeem the notes on April 17, 2002. The holders converted 100% of their notes into Itron common stock. On April 25, 2002 we notified the holders of the remaining notes totaling $38.3 million that we would exercise our option to redeem the notes on May 24, 2002. As the current stock price is significantly higher than the $23.70 conversion price, we anticipate the holders of the notes will elect to convert as opposed to redeem their notes.

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.2 million and $47.9 million at March 31, 2002 and 2001, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $11.6 million and $11.8 million at March 31, 2002 and 2001, respectively. On April 11, 2002, we increased our standby letters of credit to $15 million. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at March 31, 2002 was $778,000.

Working capital as of March 31, 2002 was $49.6 million, compared to $66.6 million at December 31, 2001. The decrease in working capital was due primarily to decreases in cash and short-term investments driven by the acquisition of LineSoft. The number of days outstanding for billed and unbilled accounts receivable was 72 and 83 days as of March 31, 2002 and March 31, 2001, respectively. This improvement is a result of increased revenues from customers who pay consistently within our invoicing terms and a shift to sales that are based on more frequent milestone billings.

During the first quarter of 2002, we acquired LineSoft, a privately held company, for $41.4 million, which consisted of $20.4 million paid in cash and the issuance of 848,870 shares of Itron common stock (see Note 5 to our unaudited condensed consolidated financial statements). We expect to continue to expand our operations and grow our business through a combination of internal new product development as well as licensing technology from others, partnership arrangements and acquisitions of technology or, in some cases, other companies. We expect the majority of these activities to be funded from existing cash, cash flow from operations, and borrowings under existing credit facilities. We believe these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require us to seek additional external financing or public or private issuances of equity or debt securities. While we believe existing sources of liquidity are sufficient, our liquidity could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” and “Qualitative and Quantitative Disclosures About Market Risk”, included in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

Business Outlook

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially due to a number of risks and uncertainties. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We anticipate revenues will be between $275 and $285 million for 2002. We expect that reported or GAAP EPS, which includes IPR&D charges and intangible amortization, will be between 58 and 63 cents per share. We expect that Pro Forma EPS, which does not include those items or gains or losses on asset dispositions or debt retirements, restructuring charges, and other similar non-recurring charges, will be between $1.00 and $1.05 per share. Pro Forma EPS in 2001, using the same calculation, was 76 cents per share.

Item 3:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    We are subject to market risk exposure related to changes in interest rates on our long-term debt. At March 31, 2002, we had $59.2 million of long-term debt. (See Note 5—Short-term Borrowings and Long-term Debt on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002, for a complete list of our debts.) Our long-term debt is at fixed rates. However, a hypothetical 100 basis point increase in the interest rate at March 31, 2002 would result in a $1.5 million increase in fair value. We do not use derivative financial instruments to manage interest rate risk. On March 18, 2002 Itron notified the holders of the remaining $9.65 exchange notes, totaling $15 million, that we would exercise our option to redeem the notes on April 17, 2002. As of this filing, holders have converted 100% of their notes into our common stock.

Foreign Currency Exchange Rate Risk:    As a global concern, we conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Total International revenue was 6% of total revenue in the first quarter of 2002. Since we do not use derivative instruments to manage foreign currency exchange rates, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the United States to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in translation gains or losses that are reported in the comprehensive income portion of shareholders’ equity in our balance sheet.

Because our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of March 31, 2002, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the first quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may seek to institute hedging alternatives as business dictates.

PART 2:    OTHER INFORMATION

Item 1:    Legal Proceedings

Benghiat Patent Litigation

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron’s handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, a court-ordered settlement hearing was held, which did not result in a settlement of the case. The case is expected to go to trial in September or October 2002. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

Northfield Communications Sublease Litigation

On April 24, 2001, pursuant to an amended complaint, plaintiff Northfield Communications, Inc. brought an action against us in the United States District Court for the District of Minnesota (CF No. 01-117 JMR/FLN). Plaintiff is a sub-lessee of property leased by Itron in Lakeville, Minnesota and has asked the court to make a determination of its rights under its sublease and such other relief as is appropriate. We denied the substantive allegations of the complaint and filed a counterclaim against the plaintiff. On February 1, 2002 the court granted summary judgment in favor of the Company on two of the three substantive claims in the complaint. The remaining claim relates to a determination of plaintiff’s rights in a small common area of the premises and upon agreement of the parties was dismissed. Northfield Communications appealed the grants of summary judgment in April 2002.

Item 6:    Exhibits and Reports on Form 8-K

a)	No exhibits were filed this quarter

b)	Reports on Form 8-K this quarter

On March 1, 2002 we filed a form 8-K under Items 2 and 7 announcing the terms of the acquisition of LineSoft Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 14th day of May, 2002.

ITRON, INC. (Registrant)

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date:    May 14, 2002