Form 10-Q
period 2002-06-30
ITRON INC /WA/
filed 2002-08-12
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to

Commission file number 0-22418

ITRON, INC.
(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1011792 (I.R.S. Employer Identification Number)

2818 North Sullivan Road
Spokane, Washington 99216-1897
(509) 924-9900
(Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 20,142,784.

ITRON, INC.

Part 1:    FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands, except per share data)
Revenues
Sales	$61,858	$42,404	$112,044	$79,636
Service	10,581	10,610	22,470	20,849

Total revenues	72,439	53,014	134,514	100,485

Cost of revenues
Sales	31,580	23,584	57,123	45,105
Service	7,008	6,288	16,253	13,557

Total cost of revenues	38,588	29,872	73,376	58,662

Gross profit	33,851	23,142	61,138	41,823
Operating expenses
Sales and marketing	8,233	6,486	15,277	12,071
Product development	10,388	7,642	17,895	13,381
General and administrative	5,612	3,603	10,086	6,878
Amortization of intangibles	573	366	910	732
Restructurings	—	(807)	—	(807)
In-process research and development (IPR&D)	(200)	—	7,200	—

Total operating expenses	24,606	17,290	51,368	32,255

Operating income	9,245	5,852	9,770	9,568
Other income (expense)
Equity in affiliates	50	(64)	46	(41)
Interest and other, net	705	(737)	(128)	(2,031)

Total other income (expense)	755	(801)	(82)	(2,072)

Income before income taxes	10,000	5,051	9,688	7,496
Income tax provision	(3,675)	(1,893)	(6,333)	(2,849)

Net income	$6,325	$3,158	$3,355	$4,647

Earnings per share
Basic net income per share	$0.32	$0.20	$0.18	$0.30

Diluted net income per share	$0.28	$0.18	$0.17	$0.27

Average number of shares outstanding
Basic	19,775	15,513	18,174	15,449
Diluted	22,672	18,716	20,051	18,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited, in thousands)
ASSETS
Current assets
Cash and cash equivalents	$18,631	$20,582
Short-term investments, available for sale	23,811	22,199
Accounts receivable, net	44,534	52,345
Inventories, net	20,252	16,281
Deferred income taxes, net	4,353	4,134
Other	3,305	1,192

Total current assets	114,886	116,733
Property, plant and equipment, net	28,032	25,918
Equipment used in outsourcing, net	12,242	12,918
Intangible assets, net	10,924	4,419
Goodwill, net	32,824	6,616
Restricted cash	—	5,100
Deferred income taxes, net	29,088	24,952
Other	7,943	6,035

Total assets	$235,939	$202,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,564	$24,689
Wages and benefits payable	11,041	11,611
Current portion of long-term debt	678	229
Deferred revenue	11,338	13,558

Total current liabilities	47,621	50,087

Convertible subordinated debt	—	53,313
Mortgage notes and leases payable	—	4,860
Project financing	5,111	6,082
Warranty and other obligations	17,067	12,297

Total liabilities	69,799	126,639

Shareholders’ equity
Common stock	206,470	120,316
Accumulated other comprehensive loss	(1,337)	(1,916)
Accumulated deficit	(38,993)	(42,348)

Total shareholders’ equity	166,140	76,052

Total liabilities and shareholders’ equity	$235,939	$202,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2001
	(Unaudited, in thousands)
OPERATING ACTIVITIES
Net income	$3,355	$4,647
Noncash charges (credits) to income:
Acquired in-process research and development	7,200	—
Depreciation and amortization	4,883	5,181
Deferred income tax provision	2,164	2,506
Stock option income tax benefits	4,186	—
Equity in affiliates, net	(46)	41
Gain on early extinguishment of debt	(200)	—
Impairment loss	401	—
Gain on sale of building	(841)	—
Forfeited interest and amortization of discount on invested securities	254	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	12,130	14,506
Inventories	(3,971)	(497)
Accounts payable and accrued expenses	(761)	(4,321)
Wages and benefits payable	(2,470)	(1,933)
Deferred revenue	(4,268)	(1,595)
Other, net	(229)	413

Cash provided by operating activities	21,787	18,948

INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities	17,152	2,762
Purchase of investment securities	(18,876)	(16,317)
Reclassification of restricted cash	5,100	(5,100)
Proceeds from the sale of property, plant & equipment	1,796	—
Acquisition of property, plant and equipment	(5,280)	(2,163)
Issuance of note receivable	(2,000)	—
Acquisition of LineSoft, net of cash and cash equivalents	(21,672)	—
Other, net	1,431	(2,282)

Cash used by investing activities	(22,349)	(23,100)

FINANCING ACTIVITIES
Change in short-term borrowings, net	(1,973)	—
Payments on project financing	(1,258)	(289)
Issuance of common stock	6,937	1,200
Repurchase of common stock	(225)	—
Payments on mortgage notes payable	(4,853)	(96)
Other, net	(17)	(19)

Cash provided (used) by financing activities	(1,389)	796

Decrease in cash and cash equivalents	(1,951)	(3,356)
Cash and cash equivalents at beginning of period	20,582	21,216

Cash and cash equivalents at end of period	$18,631	$17,860

Non cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	$—
Dept to equity conversion	$53,313	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2002 and 2001
(Unaudited)

Note 1:     Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of operations for the three and six-month periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of LineSoft Corporation (LineSoft) from its acquisition on March 12, 2002 (see Note 5), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Research and development expenses

Research and development costs are expensed as incurred. In the first six months of 2002, in connection with the LineSoft acquisition, we incurred $7.2 million of IPR&D charges for projects that would be continued and for which the following criteria were met: (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value could be estimated with reasonable reliability.

Note 2:     Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes, and certificates of deposits. Information related to such investments at June 30, 2002 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(Unaudited, in thousands)
Money market funds and other	$2,248	$1	$—	$2,249
U.S. government and agency debt securities	21,540	25	(3)	21,562

Total available-for-sale investments	$23,788	$26	$(3)	$23,811

Purchases of short-term investments were $11.9 million for the three months and $18.9 million for the six months ended June 30, 2002. Proceeds from the sales and maturities of investment securities were $4.5 million and $17.2 million for the same periods. Year to date, interest income earned on short-term investments was $369,000.

Note 3:     Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands except per share data)
Basic earnings per share:
Net income available to common shareholders	$6,325	$3,158	$3,355	$4,647
Weighted average shares outstanding	19,775	15,513	18,174	15,449

Basic net income per share	$0.32	$0.20	$0.18	$0.30

Diluted earnings per share:
Net income available to common shareholders	$6,325	$3,158	$3,355	$4,647
Interest on convertible debt, net of income taxes	89	159	—	319

Adjusted net income available to common shareholders, assuming conversion	$6,414	$3,317	$3,355	$4,966

Weighted average shares outstanding	19,775	15,513	18,174	15,449
Effect of dilutive securities:
Employee stock options	1,839	1,652	1,877	1,135
Convertible debt	1,058	1,551	—	1,553

Adjusted weighted average shares	22,672	18,716	20,051	18,137

Diluted net income per share	$0.28	$0.18	$0.17	$0.27

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $30.61 in the second quarter of 2002, compared to $27.09 in the first quarter of 2002 and $13.98 in the second quarter of 2001.

The dilutive effect of options is calculated using the “treasury stock” method. Under this method, earnings per share data are computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted averages common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the second quarter of 2002, approximately 1.0 million of our stock options were excluded from the calculation of diluted earnings per share because they were antidilutive. These options could be dilutive in future periods. For the same period in 2001, approximately 2.4 million of our stock options were excluded from the calculation.

The dilutive effect of our convertible subordinated notes is calculated using the “if converted” method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In 2001, and for a portion of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to redeem them. In both 2001 and 2002 periods, certain portions of the convertible debt shares were excluded from the earning per share calculation, as they were anti-dilutive.

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. Through December 31, 2001 we had repurchased 192,100 shares at an average price of $18.02. In the first half of 2002, we repurchased 9,200 shares at an average price of $24.46. In July 2002, we completed the repurchase of the remaining 798,700 authorized shares at an average price of $15.44.

Note 4:     Balance Sheet Components

	June 30, 2002	December 31, 2001
	(Unaudited, in thousands)
Accounts Receivable
Trade (net of allowance for doubtful accounts of $1,658 and $1,427)	$35,562	$38,342
Unbilled revenue	8,972	14,003

Total accounts receivable	$44,534	$52,345

Inventories, net
Material	$4,472	$4,800
Work in process	933	720
Finished goods	14,501	10,382

Total manufacturing inventories	19,906	15,902
Service inventories	346	379

Total inventories, net	$20,252	$16,281

Note 5:     Business Combination

In March 2002, we acquired LineSoft Corporation; a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuild of utility transmission and distribution systems, in exchange for cash of $21 million and 848,870 shares of our common stock valued at $25.68 per share. In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue hurdles in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in our common stock. Based on revenues earned to date, management does not believe that there will be an earnout payment for 2002.

We have accounted for the transaction under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. We originally recorded this transaction in the first quarter of 2002 based on preliminary estimates of the purchase consideration and the fair values of certain assets. During the second quarter, we revised some of these estimates, as preliminary amounts were refined. The changes were not material.

The purchase consideration, including cash paid, the value of Itron stock issued, and estimated transaction costs, was allocated as follows (in thousands):

Purchased IPR&D	$7,200
Goodwill	26,208
Identified amortizable intangible assets	7,390
Other assets and liabilities	2,677

Total	$43,475

The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft, and venture capital rates of return. The discount rate used in the valuation of all IPR&D was 25 percent.

        Accounting rules require the disclosure of what our results of operations would have been assuming the acquisition had already occurred as of the beginning of the periods presented. The following pro forma results are based on the individual historical results of Itron, Inc. and LineSoft Corporation (prior to acquisition on March 12, 2002) with some adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on a line of credit paid in full, and the change in the tax provision. The pro forma results are intended for information purposes, and do not necessarily represent what the combined results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, nor are they representative of results for any future date or period.

	Pro forma Three Months Ended June 30,		Pro forma Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands, except per share data)
Revenues	$72,439	$55,989	$137,355	$107,839
Gross profit	33,851	23,097	61,516	43,466
Operating expenses	24,606	20,730	55,379	38,797
Other income (expense)	755	(745)	(60)	(1,915)
Net income	$6,325	$1,015	$1,098	$1,703

Basic net income per common share	$0.32	$0.06	$0.06	$0.10
Diluted net income per common share	$0.28	$0.06	$0.05	$0.10
Weighted average shares assumed outstanding
Basic	19,775	16,362	18,499	16,298
Diluted	22,672	18,014	20,376	17,433

Note 6:     Segment Information

We are internally organized around four business units focused on the customer segments that we serve. These business units are Electric Systems, Natural Gas Systems, Water & Public Power Systems, and International Systems. Operations related to LineSoft since its acquisition is included in Electric Systems.

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

Management has two primary measures for each of our operating segments, revenue and operating income. Operating income is defined as revenue, less direct costs associated with that revenue, less operating expenses directly incurred by the segment, less allocations of basic services (such as floor space and communications expense), warranty and miscellaneous service related expenses. Operating expenses directly associated with each segment may include sales, marketing, product development, or administrative expenses. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. In the table below, corporate information, which includes product development, marketing, miscellaneous manufacturing and certain other corporate expenditures, is included to reconcile segment activity to the consolidated statements of operations.

Segment revenues and operating results for the comparable quarters are detailed below.

Three months ended June 30,
(Unaudited, in thousands)

	Electric	Natural Gas	Water & PP	International	Corporate	Total
2002
Revenues	$36,528	$13,088	$19,233	$3,590	$—	$72,439
Cost of revenues	19,100	5,391	11,091	2,330	676	38,588

Gross profit	17,428	7,697	8,142	1,260	(676)	33,851
Operating expenses	1,949	590	964	2,030	19,273	24,806
In-process research & development	—	—	—	—	(200)	(200)

Total operating expenses	1,949	590	964	2,030	19,073	24,606

Operating income/(loss)	$15,479	$7,107	$7,178	$(770)	$(19,749)	$9,245

Three months ended June 30,
(Unaudited, in thousands)

	Electric	Natural Gas	Water & PP	International	Corporate	Total
2001
Revenues	$22,967	$8,386	$14,827	$6,834	$—	$53,014
Cost of revenues	13,389	3,671	8,001	3,936	875	29,872

Gross profit	9,578	4,715	6,826	2,898	(875)	23,142
Operating expenses	1,211	625	853	1,817	12,784	17,290

Operating income/(loss)	$8,367	$4,090	$5,973	$1,081	$(13,659)	$5,852

Six months ended June 30,
(Unaudited, in thousands)

	Electric	Natural Gas	Water & PP	International	Corporate	Total
2002
Revenues	$67,301	$23,462	$36,662	$7,089	$—	$134,514
Cost of revenues	35,682	10,080	21,651	4,418	1,545	73,376

Gross profit	31,619	13,382	15,011	2,671	(1,545)	61,138
Operating expenses	3,765	1,089	1,917	3,842	33,555	44,168
In-process research & development	—	—	—	—	7,200	7,200

Total operating expenses	3,765	1,089	1,917	3,842	40,755	51,368

Operating income/(loss)	$27,854	$12,293	$13,094	$(1,171)	$(42,300)	$9,770

2001
Revenues	$42,902	$16,853	$25,467	$15,263	$—	$100,485
Cost of revenues	24,642	7,610	14,210	9,961	2,239	58,662

Gross profit	18,260	9,243	11,257	5,302	(2,239)	41,823
Operating expenses	2,233	1,242	1,590	3,314	23,876	32,255

Operating income/(loss)	$16,027	$8,001	$9,667	$1,988	$(26,115)	$9,568

Note 7:     Restructuring

In 1999, we recorded charges totaling $16.3 million for restructuring activities, such as facility consolidations, scaling back of products offered, and a number of other actions that have improved efficiencies and reduced costs. The majority of our restructuring charges were related to a reduction in our workforce. Remaining charges were related to impairment of equipment and estimated future lease payments for abandoned facilities. Restructuring activities for the first six months of 2002 were as follows:

	Reserve Balance 12/31/01	Adjustments	Payments	Reserve Balance 6/30/02
	(Unaudited, in thousands)
Severance and related charges	$131	$—	$72	$59
Consolidation of facilities	447	—	82	365

Total restructurings	$578	$—	$154	$424

We expect to fully utilize the remaining reserve balances for severance and related charges in 2002. Facility consolidation reserves are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

Note 8:     Contingencies

We maintain performance and bid bonds for certain customers. Performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.2 million and $39.7 million at June 30, 2002 and 2001, respectively. Additionally, we have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.0 million and $11.8 million at June 30, 2002 and 2001, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at June 30, 2002 was $739,000.

We are a party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, is expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

In addition, we are both a plaintiff and a defendant in litigation concerning potential patent infringement. While we believe we will prevail in this matter, the ultimate outcome and its impact on our financial statements is undeterminable at this time. In the event the outcome is unfavorable to us, there could be a material adverse affect on our financial condition.

Note 9:     Comprehensive Income

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders equity, and are not reflected in results of operations. Operating results, adjusted to reflect comprehensive income items during the period, net of tax, were as follows (in thousands):

	Three months ended June 30,		Six months ended June, 30,
	2002	2001	2002	2001
Net income	$6,325	$3,158	$3,355	$4,647
Change in foreign currency translation adjustments	662	(544)	593	(520)
Change in net unrealized holding gain (loss)	40	22	(14)	29

Total comprehensive income	$7,027	$2,636	$3,934	$4,156

The components of accumulated other comprehensive income (loss) net of tax, which are reflected in shareholders equity, were as follows (in thousands):

	June 30, 2002	December 31, 2001
Accumulated foreign currency translation adjustments	$(1,361)	$(1,954)
Accumulated net unrealized gain on holdings	24	38

Total accumulated other comprehensive loss	$(1,337)	$(1,916)

Note 10:     Goodwill

On July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” and on January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from Goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. We completed our initial impairment test of goodwill during the second quarter of fiscal 2002 and concluded that no impairment adjustment was required.

The change in the amount of goodwill for the six months ended June 30, 2002 is a follows (in thousands):

Balance at December 31, 2001	$6,616
LineSoft goodwill acquired during the period	26,208

Balance at June 30, 2002	$32,824

The following table reflects adjustments to our consolidated results had the adoption of SFAS No. 142 occurred at the beginning of 2001 (in thousands):

	Three months ended June 30,		Six months ended June, 30,
	2002	2001	2002	2001
Net income, as reported	$6,325	$3,158	$3,355	$4,647
Goodwill amortization, net of tax effect	—	113	—	225

Adjusted net income	$6,325	$3,271	$3,355	$4,872

Basic earnings per share, as reported	$0.32	$0.20	$0.18	$0.30
Goodwill amortization, net of tax effect	—	0.01	—	0.01

Adjusted basic net income per share	$0.32	$0.21	$0.18	$0.32

Diluted earnings per share, as reported	$0.28	$0.18	$0.17	$0.27
Goodwill amortization, net of tax effect	—	0.01	—	0.01

Adjusted diluted net income per share	$0.28	$0.18	$0.17	$0.29

Note 11:     Identified Intangible Assets

During Q2 2002, no acquisition-related intangibles were acquired, impaired, or written off. Identified intangible assets as of June 30, 2002 consisted of the following (in thousands):

	Weighted Average Useful Life (in months)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	29	$5,600	$(293)	$5,307
Acquisition-related customer contracts	31	1,250	(114)	1,136
Other acquisition-related intangibles	22	582	(135)	447
Intellectual property assets	30	8,588	(4,554)	4,034

Total identified intangible assets	29	$16,020	$(5,096)	$10,924

The aggregate amortization expense on identified intangible assets was $910,200 year-to-date 2002. Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal years ending December 31,	Estimated Amortization
2002	$2,144
2003	2,740
2004	2,362
2005	1,956
2006	510
Beyond 2006	2,122

Note 12:     New Accounting Pronouncements

        On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 covers a variety of technical issues that will not have an effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective January 1, 2002 and have reflected the $200,000 gain on extinguishment of debt recorded in the period ended March 31, 2002 in interest and other, net, as opposed to classifying it as an extraordinary item as was previously required.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the effect this pronouncement will have on its financial statements.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this document, and with the 2001 audited financial statements and notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 28, 2002.

Certain Forward-Looking Statements

This discussion contains information about future operating results and other forward-looking statements. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. Forward looking statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Risks and uncertainties include, among many others, the rate of customer demand for our products, estimations of future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition, our ability to continue making substantial progress in the development and commercialization of acquired technologies and the significant assumptions underlying the valuation related to IPR&D and other intangible assets, fluctuations in market or general economic conditions, and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

We expect that company representatives will meet privately during the quarter with investors, analysts and others. At these meetings we may reiterate the Business Outlook published in this document. We do not have any obligation to update or revise forward-looking statements contained in this document to reflect any changes in events, conditions or circumstances on which any such statement is based. However, we have from time to time, published updated guidance through the issuance of a press release and may do so in the future. For a more complete description of risks and other factors that can affect future results, see “Certain Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended June 30,
	Revenues			Gross Margin %
	2002	2001	Increase (Decrease)	2002	2001
	(Unaudited, in millions)
Electric Systems	$36.5	$23.0	59%	48%	42%
Natural Gas Systems	13.1	8.4	56	59	56
Water & Public Power Systems	19.2	14.8	30	42	46
International Systems	3.6	6.8	(47)	35	42
Corporate	—	—	—	(1)	(2)

Total	$72.4	$53.0	37%	47%	44%

Revenues and Gross Margin

	Six months ended June 30,
	Revenues			Gross Margin %
	2002	2001	Increase (Decrease)	2002	2001
	(Unaudited, in millions)
Electric Systems	$67.3	$42.9	57%	47%	43%
Natural Gas Systems	23.5	16.9	39	57	55
Water & Public Power Systems	36.6	25.5	44	41	44
International Systems	7.1	15.2	(53)	38	35
Corporate	—	—	—	(1)	(2)

Total	$134.5	$100.5	34%	45%	42%

Our net revenues for Q2 2002 increased by 37% compared to Q2 2001 and by 34% for the first six months of 2002 compared to the same period in 2001. The increase in net revenues came primarily from our Automated Meter Reading (“AMR”) business in the U.S. We shipped nearly one million radio-based AMR meter modules during the quarter, an increase of 70% from the second quarter of last year. Year-to-date, AMR meter module shipments were up 66% over last year. This growth was due to expansion orders from existing customers and initial deployments with new utility customers.

Also contributing to higher domestic revenues in 2002 compared with 2001, were software and services revenue from our transmission and distribution systems (“TDS”, previously LineSoft) product line, which we acquired towards the end of March 2002. Those revenues were $3.7 million for the quarter and $4.4 million year-to-date. Partially offsetting the increase in revenues in our domestic business were lower revenues from our international operations.

Our gross margin percentage increased to 47% in Q2 2002 from 44% in Q2 2001 and to 45% for the first six months of 2002 compared to 42% for the same period last year. The improved margins resulted from a combination of factors including improved manufacturing efficiencies resulting from higher production volumes and changes in product mix, specific cost reductions efforts, lower general market prices for electronic components and other supply-chain management initiatives. These factors benefited margins in all of our domestic segments. Included in cost of sales this quarter was an impairment write off of $401,500 for equipment we will no longer use.

Quarter-to-quarter variations reported in revenue or gross margin by segment are not unusual. The following discussion highlights significant changes in trends or components of revenue and gross margin for each segment.

Electric Systems    Net revenues increased by $13.5 million, or 59%, in Q2 2002 compared to Q2 2001. Year to date 2002, net revenues are up by $24.4 million, or 57% compared to 2001. The majority of the increase results from higher AMR meter module shipments. Also contributing to increased electric systems revenues were the newly acquired TDS product line revenues discussed above. Excluding the TDS revenue, revenue growth was 43% for the quarter and 47% year-to-date. One customer represented 21% of total electric revenues for the quarter compared to 36% in the second quarter last year. Year-to-date, that customer was 26% of total electric revenues compared with 30% last year. There is approximately $10 million in revenues remaining to recognize against the current contract for this customer, which is scheduled to complete in the first quarter of 2003.

The improved electric segment margins resulted primarily from lower standard costs caused by higher production volumes and other manufacturing efficiencies discussed above, as well as a shift in the mix of products and services with an increase in sales of higher margin modules.

Natural Gas Systems    Net revenues increased by $4.7 million, or 56%, in Q2 2002 compared to Q2 2001 and $6.6 million, or 39%, in the first six months of 2002 compared to the same period in 2001. This increase was due to higher AMR meter module shipments under two new contracts. In addition, we were able to maintain shipment levels throughout the winter and spring due to warmer weather.

The improved natural gas segment margins resulted primarily from lower standard costs caused by higher production volumes and other manufacturing efficiencies discussed above. Average selling prices were relatively stable in all periods. Also contributing to the increased margins was a higher proportion of revenue related to customers upgrading their electronic meter reading (“EMR”) systems, which typically have higher margins. This upgrade cycle is nearing completion, and we expect to replace this EMR buying cycle with AMR product sales.

Water and Public Power Systems    We shipped approximately the same number of water AMR meter modules in the second quarter of 2002 as we did in 2001. Net revenues increased by $4.4 million, or 30%, in the second quarter of 2002 compared to 2001 primarily due to higher installation revenues and increased sales to indirect sales channels. Year to date, the net revenue increase of $11.1 million, or 44%, in 2002 compared to 2001 resulted from both higher AMR meter module shipments and higher installation revenues. In 2002, there has been a shift in the mix of customers with a greater share of product shipments coming through meter manufacturers and other indirect sales channels, which are principally targeted at smaller utilities and municipalities. A shift in mix between sales channels from quarter to quarter is not unusual.

The higher component of low margin installation revenues in 2002 compared with 2001 is the reason for the decrease in gross margins for this segment. In addition, increased sales to our indirect sales channel are at lower margins than direct sales. Second quarter gross margin decreased to 42% in 2002 compared to 46% in 2001. Year-to-date 2002 gross margin was 41% compared to 44% in 2001.

International Systems    Net revenues decreased by $3.2 million, or 47%, in Q2 2002 compared to Q2 2001 and by $8.1 million, or 53%, in the first six months of 2002 compared to 2001. This decrease is primarily due to a large handheld system sale made to a customer in Japan in the first half of 2001, which has not been replaced with a comparable size order this year.

Second quarter gross margin decreased to 35% in 2002 compared to 42% in 2001. Year-to-date 2002 gross margin was 38% compared to 35% in 2001. In Q2, the majority of the decreased margin was due to a shift in the mix of customers and projects from 2001 to 2002. Approximately one half of Q2 2002 revenues resulted from European customers, which traditionally have lower margins. During the quarter, we completed shipments against one contract with very low margins. As a result of fulfilling our commitment against this contract, we expect to see an increase in International Systems margins during the remainder of the year.

Bookings and Backlog

We enter into short-term and long-term contracts to supply hardware, software and services to our customers. Total backlog represents the value of firm contractual orders for which we have not yet provided products or services. Twelve-month backlog represents the estimated portion of total backlog that will be delivered over the next twelve months. New order bookings represent the value of new contracts signed during a specified period. Not included in bookings or backlog are annual maintenance contracts, which renew periodically throughout the year. We currently estimate the value of those contracts to be approximately $35 million on an annual basis. In addition, we have contracts with various utilities for providing joint use and engineering services. The current contracts we have are expected to generate approximately $9.0 million of joint use and engineering services revenue annually and are not included in backlog. Revenues earned during the quarter from these contracts will be included as bookings during the quarter earned.

Our business consists of multi-year contracts, annual contracts and smaller orders which typically book and ship within a relatively short period of time. Our multi-year and annual contracts are subject to rescheduling or cancellation by our customers. Bookings and backlog can be highly variable from period to period primarily due to the nature and timing of larger orders.

Historical information for quarterly bookings and quarter ending backlog are as follows (in millions):

Quarter Ended	Quarter Bookings	Quarter Ended
		Total Backlog	12-month Backlog
June 30, 2002	$45	$179	$95
March 31, 2002	38	202	112
December 31, 2001	63	203	115
September 30, 2001	61	195	98
June 30, 2001	45	184	79
March 31, 2001	75	188	71

NOTE:
Beginning total backlog, plus current quarter bookings, less current quarter sales and certain service revenues will not always equal ending quarter total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses, excluding IPR&D and Restructurings
(as a percentage of revenues)

	Three months ended June 30,		Six months ended June, 30,
	2002	2001	2002	2001
Sales and marketing	11.4%	12.2%	11.4%	12.0%
Product development	14.3	14.4	13.3	13.3
General and administrative	7.7	6.8	7.5	6.8
Amortization of intangibles	0.8	0.7	0.7	0.7
Total	34.2%	34.1%	32.8%	32.9%

Operating expenses for the second quarter, excluding IPR&D and restructuring charges, increased $6.7 million in 2002 compared with 2001. Approximately half, or $3.2 million, of the increase came from our TDS operation, which we acquired late in March 2002. As a percentage of revenues, operating expenses were 34% for the second quarter of 2002, comparable with the second quarter of last year, but up from 31% in the first quarter of 2002. Most of the increase was due to higher operating expenses for our TDS operation without correspondingly higher revenues. We expect total operating expenses to decrease as a percentage of revenues in the third and fourth quarters, commensurate with our expectations for higher TDS revenues in those quarters.

Amortization of intangibles was $573,000 in Q2 2002 and $910,000 in the first six months of 2002, compared with $366,000 in Q2 2001 and $732,000 year-to-date 2001. In 2002, increased amortization expenses related to identified intangible assets acquired with our TDS operation were partially offset by the discontinuance of goodwill amortization in 2002 due to the implementation of SFAS No. 142, as of January 1, 2002. We expect total amortization of intangible assets to be approximately $650,000 per quarter for the rest of 2002. In the second quarter of 2002, we completed our initial assessment of goodwill resulting from the adoption of SFAS No. 142 and found no impairment.

Purchased In-Process Research and Development (IPR&D)

In the first six months of 2002, we recorded $7.2 million in charges for IPR&D related to the acquisition of our TDS product line as follows:

	IPR&D	Estimated cost to complete technology	Discount Rate applied to IPR&D	LineSoft’s weighted average cost of capital
	(Dollars in millions)
LineSoft Corporation	$7.2	$3.3	25%	20%

At the time of acquisition, LineSoft had five IPR&D projects, each contributing from 3% to 64% of the total IPR&D value. These projects were new versions of existing software products currently being sold, but not subject to capitalization because they had not yet reached technological feasibility and had no alternative future use. Substantially all IPR&D projects are expected to be completed in 2003. The material risks associated with the successful completion of IPR&D projects concern our ability to successfully finish software development. We expect to benefit from the IPR&D projects as the individual products that contain the in-process technology are marketed and sold to end-users.

Other Income (Expense) and Income Taxes

Net interest and other expense declined by $1.4 million in Q2 2002 compared to Q2 2001 and by $1.9 million year to date in 2002 compared to 2001. Included in “Other Income (Expense)” in Q2 2002 was an $841,000 gain from the sale of our Raleigh, NC facility as our Raleigh operations were moved to a larger, leased facility. Net interest expense was $366,000 in Q2 2002 compared to $780,000 in Q2 2001. Lower net interest expense in 2002 resulted from the conversion of convertible debt to equity in the second quarter of 2002 and the early payoff of mortgage debt on our Spokane facility in the first quarter of 2002. The early payoff of the mortgage on our Spokane facility in Q1 2002 resulted in a $200,000 gain on the early extinguishment of this debt, which is also included in interest and other.

In the second quarter, our effective income tax rate was 36.8% in 2002, compared to 37.5% in 2001. Year to date 2002, our effective income tax rate was 65.4%, compared to 38.0 % in 2001. Excluding the impact of non-deductible IPR&D charges in 2002, our adjusted effective rate was 37.5% for the quarter and year to date. The adjusted effective rate for Q2 2002 reflects current expected income for 2002 and the expected distribution of income in various tax jurisdictions. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

FCC Regulation and Allocation of Radio Frequencies

On May 24, 2002, the FCC adopted rules governing the use of the 1427-1432 MHz band, which follow the recommendations of Itron and the American Hospital Association. Among other things, the new rules reserve the upper 2.5 MHz of the band for telemetry, including utility telemetry, and provide that licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference to the use of the lower part of the band by hospitals. The Company believes that it will have access to spectrum in the 1429.5-1432 MHz band under favorable conditions, which will be sufficient for the Company’s future requirements. Current installations in the lower 2.5 MHz will be required to reapply for use of those frequencies, but, having done so, will have primary status in the band indefinitely.

FINANCIAL CONDITION

Cash Flow Information
(Unaudited, in millions)

	Three months ended June 30,			Six months ended June 30,
	2002	2001	Increase Decrease	2002	2001	Increase Decrease
Operating activities	$15.1	$9.7	56%	$21.8	$18.9	15%
Investing activities	(6.9)	(7.3)	5	(22.4)	(23.1)	3
Financing activities	3.8	0.6	533	(1.4)	0.8	(275)

Increase (decrease) in cash	$12.0	$3.0	300%	$(2.0)	$(3.4)	41%

Our financial condition grew even stronger during the second quarter due to the conversion of $53 million in convertible debt to equity and strong operating cash flow. At June 30, 2002, cash, cash equivalents, and short-term investments totaled $42.4 million. Total debt consisted of $5.8 million in project finance debt.

Operating activities:

We generated $15.1 million in cash from operations in Q2 2002. Year-to-date cash generation from operations was $21.8 million, a 15% increase over 2001. Inventory levels increased approximately $4 million from December 31, 2001, however inventory turns improved during the quarter to 4.4 from 4.1 in the first quarter. Inventory turns at December 31, 2001 were 5.1, a higher than normal figure due to a greater draw down of inventory. In addition, turns at the end of Q2 2002 were lower than at the end of 2001 due to an intentional build-up of inventory to level-load the factory in anticipation of increased Q3 and Q4 module shipments. Accounts receivable decreased $7.8 million from December balances and days’ sales outstanding has dropped from 69 days at December 31, 2001 to 57 days at June 30, 2002 as previously accrued receivables were invoiced and collected.

Investing activities:

The largest investing activity in the first six months of 2002 was the purchase of LineSoft Corporation in exchange for stock and $21.7 million in cash. In the first quarter of 2002, we reclassified $5.1 million from restricted cash for a collateralized letter of credit into cash as a result of a new credit agreement. Included in other investing activities in the first six months of 2001 was a reclassification of $5.1 million into restricted cash, net investments in short-term securities of $13.6 million, and investments in and loans made to two private companies—a provider of meter reading services to energy service providers and end user customers, and a developer of in home energy gateway communication technology.

In connection with the purchase of LineSoft on March 12, 2002, the Company assumed a pre-existing loan in the amount of $2.0 million to the former CEO of LineSoft, Fred Brown, by renewing and replacing it with a new non-recourse promissory note in the same amount. The replacement note was initially secured with 120,000 of the Company’s shares, matures May 11, 2003, and bears interest at an annual rate of 6.0%. As of June 30, 2002, the loan was paid down to $792,395.

Financing activities:

Financing activities in the first six months of 2002 used $4.9 million for the extinguishment of debt from our prepayment of a mortgage loan and $2.9 million to repay a line of credit and long-term debt for LineSoft, which we acquired in March 2002. Offsetting those, we issued $6.9 million in common stock in connection with stock option exercises. No comparably significant financing transactions occurred during the first six months of 2001.

Investments:

In March 2002 we invested just under $2 million in an early stage startup firm that is developing internet-based energy monitoring and management software and services. The firm has not yet produced any revenue. The form of the investment is a secured convertible note with a term of five years that is senior to all other indebtedness of the firm except for a $500,000 line of credit. We may convert the note at any time into the common stock of the firm. If we had converted our note into equity as of June 30, 2002, it would have been converted into 19% of the firm’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have entered into a distribution and licensing agreement with the firm, which gives us non-exclusive distribution and licensing rights.

Liquidity, Sources and Uses of Capital:

At June 30, 2002, we had $42.4 million in cash, cash equivalents, and short-term investments. In July, we used $12.3 million to repurchase 798,700 shares of our stock. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and our short-term investments, which are rated A or better by Standard & Poor’s or Moody’s and which have market interest rates. Availability under our current $35 million revolving line of credit was reduced only by outstanding letters of credit of $15.0 million. We do not have plans to borrow under this credit facility at this time. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

In the second quarter of 2002, we had subordinated convertible debt outstanding totaling $53.3 million. During Q2 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock, resulting in the issuance of approximately 3.1 million shares of our common stock. There was no cash impact as a result of this conversion.

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.2 million and $39.7 million at June 30, 2002 and 2001, respectively with the largest performance bond being $25 million. We have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.0 million and $11.8 million at June 30, 2002 and 2001, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at June 30, 2002 was $739,000.

Working capital as of June 30, 2002 was $67.3 million, compared to $66.6 million at December 31, 2001.

During the first quarter of 2002, we acquired LineSoft, a privately held company, for $43.5 million, including transaction expenses, which consisted of $21.7 million paid in cash and the issuance of 848,870 shares of Itron common stock (see Note 5 to our unaudited condensed consolidated financial statements). We expect to continue to expand our operations and grow our business through a combination of internal new product development as well as licensing technology from others, distribution agreements, partnership arrangements and acquisitions of technology or, in some cases, other companies. We expect the majority of these activities to be funded from existing cash, cash flow from operations, and borrowings under existing credit facilities. We believe these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require us to seek additional external financing or public or private issuances of equity or debt securities. While we believe existing sources of liquidity are sufficient, our liquidity could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” and “Qualitative and Quantitative Disclosures About Market Risk”, included in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 covers a variety of technical issues that will not have an effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective January 1, 2002 and have reflected the $200,000 gain on extinguishment of debt recorded in the period ended March 31, 2002 in interest and other, net, as opposed to classifying it as an extraordinary item as was previously required.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the effect this pronouncement will have on its financial statements.

Business Outlook

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially due to a number of risks and uncertainties, including uncertainties in the current utility business environment and increased competitive pressures. Itron undertakes no obligation to update publicly or revise any forward-looking statements.

We anticipate revenues will range between $275 and $285 million for 2002, of which $16 to $20 million will come from the TDS product line we acquired in March 2002. We expect that reported or diluted EPS under Generally Accepted Accounting Principles will range between 79 and 83 cents per share. We expect that pro forma diluted EPS, which does not include IPR&D charges, intangible amortization, and restructuring charges, will range between $1.06 and $1.10 per share. Pro Forma diluted EPS in 2001, using the same calculation, was 75 cents per share.

Our expectation of $16—$20 million in TDS revenue is below the earnout revenue hurdle for 2002 and therefore we anticipate no earnout payment in 2002 in connection with our purchase of LineSoft.

Our preliminary outlook for 2003 is for revenue growth of 11% to 17% and pro forma diluted earnings per share growth between 15% to 25% relative to the above 2002 expectations.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:    We are subject to market risk exposure related to changes in interest rates on our long-term debt. At June 30, 2002, we had $5.1 million of long-term project financing debt. Our long-term debt is at a fixed rate. However, a hypothetical 100 basis point increase in the interest rate at June 30, 2002 would result in an $180,000 decrease in fair value. We do not use derivative financial instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk:    As a global concern, we conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Total International revenue was 5% of total revenue for the six months ended June 30, 2002. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the United States to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the United States are not denominated in U.S. dollars, we have and will hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of June 30, 2002, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the second quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute more hedging alternatives.

PART 2:    OTHER INFORMATION

Item 1:     Legal Proceedings

Benghiat Patent Litigation

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron’s handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, a court-ordered settlement hearing was held, which did not result in a settlement of the case. The case is scheduled to go to trial November 12, 2002. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

Item 4:     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 24, 2002. Four directors were elected for a term of three years, Robert D. Neilson, Ted C. DeMerritt, Jon E. Eliassen and S. Edward White. Michael B. Bracy, Mary Ann Peters, Graham M. Wilson, Thomas S. Glanville, Michael J. Chesser, and LeRoy D. Nosbaum continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

Nominee	In Favor	Withheld
Robert D. Neilson	14,675,839	574,976
Ted C. DeMerritt	14,617,955	632,860
Jon E. Eliassen	14,552,569	698,246
S. Edward White	14,696,793	554,022

Matter 2: Shareholders voted not to approve the adoption of the Amendment and Restatement of Itron, Inc. 2000 Stock Incentive Plan.

In Favor	Against	Abstain	Broker Non-Votes
4,634,930	7,434,531	23,097	3,158,257

Matter 3: Approval of the Itron, Inc. 2002 Employee Stock Purchase Plan.

In Favor	Against	Abstain	Broker Non-Votes
11,278,418	791,062	23,078	3,158,257

The Company held a special meeting of shareholders on July 26, 2002. Shareholders voted to approve the adoption of the Amendment and Restatement of Itron, Inc. 2000 Stock Incentive Plan. The vote was as follows:

In Favor	Against	Abstain	Broker Non-Votes
13,762,534	3,362,842	16,623	—

Item 6:     Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 3.2—Amended and Restated Bylaws of Itron, Inc. dated May 23, 2002.

Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K this quarter

On April 9, 2002 we filed a form 8-K under Item 5 illustrating quarterly segment data reclassified for 2001 and 2000 to conform to the January 1, 2002 organization.

On April 30, 2002 we filed a form 8-K/A under Items 2 and 7 detailing the terms of the acquisition of LineSoft Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 12th day of August 2002.

ITRON, INC. (Registrant)

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)