Form 10-Q
period 2002-09-30
ITRON INC /WA/
filed 2002-11-08
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 20,172,777.

Itron, Inc.

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

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited, In thousands, Except per share data)
Revenues
Sales	$62,403	$50,424	$174,447	$130,060
Service	10,654	10,431	33,124	31,280

Total revenues	73,057	60,855	207,571	161,340

Cost of revenues
Sales	31,359	27,127	88,482	72,232
Service	7,349	6,675	23,602	20,232

Total cost of revenues	38,708	33,802	112,084	92,464

Gross profit	34,349	27,053	95,487	68,876

Operating expenses
Sales and marketing	8,159	7,390	23,436	19,461
Product development	9,963	8,210	27,858	21,591
General and administrative	6,186	3,778	16,272	10,656
Amortization of intangibles	642	377	1,552	1,109
Restructurings	—	—	—	(807)
In-process research and development	—	—	7,200	—

Total operating expenses	24,950	19,755	76,318	52,010

Operating income	9,399	7,298	19,169	16,866

Other income (expense)
Equity in affiliates	51	(74)	97	(115)
Interest and other, net	99	(911)	(29)	(2,942)

Total other income (expense)	150	(985)	68	(3,057)

Income before income taxes	9,549	6,313	19,237	13,809
Income tax provision	(3,581)	(2,409)	(9,914)	(5,258)

Net income	$5,968	$3,904	$9,323	$8,551

Earnings per share
Basic net income per share	$0.29	$0.25	$0.49	$0.55

Diluted net income per share	$0.27	$0.21	$0.45	$0.49

Average number of shares outstanding
Basic	20,479	15,667	18,955	15,522
Diluted	21,728	19,071	21,247	18,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited, In thousands)
ASSETS
Current assets
Cash and cash equivalents	$38,383	$20,582
Short-term investments, available for sale	—	22,199
Accounts receivable, net	47,581	52,345
Inventories, net	19,334	16,281
Deferred income taxes, net	4,353	4,134
Other	3,250	1,192

Total current assets	112,901	116,733

Property, plant and equipment, net	28,945	25,918
Equipment used in outsourcing, net	11,908	12,918
Intangible assets, net	10,281	4,419
Goodwill	32,870	6,616
Restricted cash	—	5,100
Deferred income taxes, net	24,972	24,952
Other	7,929	6,035

Total assets	$229,806	$202,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,195	$24,689
Wages and benefits payable	13,424	11,611
Current portion of long-term debt	672	229
Deferred revenue	11,068	13,558

Total current liabilities	48,359	50,087

Convertible subordinated debt	—	53,313
Mortgage notes and leases payable	—	4,860
Project financing	4,939	6,082
Warranty and other obligations	16,798	12,297

Total liabilities	70,096	126,639

Contingencies (Note 8)

Shareholders’ equity
Common stock	194,193	120,316
Accumulated other comprehensive loss	(1,458)	(1,916)
Accumulated deficit	(33,025)	(42,348)

Total shareholders’ equity	159,710	76,052

Total liabilities and shareholders’ equity	$229,806	$202,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2002	2001
	(Unaudited, In thousands)
OPERATING ACTIVITIES
Net income	$9,323	$8,551
Noncash charges (credits) to income:
Depreciation and amortization	7,500	7,548
Acquired in-process research and development	7,200	—
Deferred income tax provision	5,719	5,041
Stock option income tax benefits	4,200	—
Impairment loss	401	—
Forfeited interest and amortization of discount on invested securities	283	—
Equity in affiliates, net	(97)	115
Gain on early extinguishment of debt	(200)	—
Gain on sale of building	(841)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	9,083	5,063
Inventories	(3,053)	267
Accounts payable and accrued expenses	(1,838)	(4,503)
Wages and benefits payable	(87)	(260)
Deferred revenue	(4,538)	(3,268)
Other, net	(211)	711

Cash provided by operating activities	32,844	19,265

INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities	48,980	6,772
Purchase of short-term investments	(26,922)	(22,447)
Reclassification of restricted cash	5,100	(5,100)
Proceeds from the sale of property, plant and equipment	1,896	—
Acquisition of property, plant and equipment	(7,951)	(3,711)
Issuance of note receivable	(2,000)	(2,250)
Acquisition of LineSoft, net of cash and cash equivalents	(21,717)	—
Other, net	1,429	(1,380)

Cash used by investing activities	(1,185)	(28,116)

FINANCING ACTIVITIES
Change in short-term borrowings, net	(1,973)	—
Payments on project financing	(1,417)	(437)
Issuance of common stock	6,976	2,200
Repurchase of common stock	(12,555)	(914)
Payments on mortgage notes payable	(4,853)	(146)
Other, net	(36)	(25)

Cash provided (used) by financing activities	(13,858)	678

Increase (decrease) in cash and cash equivalents	17,801	(8,173)
Cash and cash equivalents at beginning of period	20,582	21,216

Cash and cash equivalents at end of period	$38,383	$13,043

Non cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	$—
Debt to equity conversion	$53,313	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, all entries necessary for a fair presentation of operations for the three and nine-month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of LineSoft Corporation (LineSoft) from its acquisition on March 12, 2002 (see Note 5), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us, in some instances, to make estimates and assumptions. These estimates and assumptions may affect reported amounts of assets, liabilities, or contingent assets or liabilities at the date of the financial statements, and/or reported amounts of revenues or expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Research and development expenses

Research and development costs are expensed as incurred. We incurred $7.2 million of in-process research and development (IPR&D) charges in the first nine months of 2002 in connection with the LineSoft acquisition.

Note 2:  Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes, and certificates of deposits. We sold $23.8 million of short-term investments, and realized a gain of $26,300 during the third quarter of 2002.

Purchases of short-term investments were $8.0 million and $26.9 million for the three months and nine months ended September 30, 2002, respectively. Proceeds from the sales and maturities of investment securities were $31.8 million and $49.0 million, respectively. Year to date, interest income earned on short-term investments was $548,000.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Note 3:  Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands except per share data)
Basic earnings per share:
Net income available to common shareholders	$5,968	$3,904	$9,323	$8,551
Weighted average shares outstanding	20,479	15,667	18,955	15,522

Basic net income per share	$0.29	$0.25	$0.49	$0.55

Diluted earnings per share:
Net income available to common shareholders	$5,968	$3,904	$9,323	$8,551
Interest on convertible debt, net of income taxes	—	159	176	478

Adjusted net income available to common shareholders, assuming conversion	$5,968	$4,063	$9,499	$9,029

Weighted average shares outstanding	20,479	15,667	18,955	15,522
Effect of dilutive securities:
Employee stock options	1,249	1,853	1,720	1,341
Convertible debt	—	1,551	572	1,551

Adjusted weighted average shares	21,728	19,071	21,247	18,414

Diluted net income per share	$0.27	$0.21	$0.45	$0.49

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $17.26 in the third quarter of 2002, compared to $30.61 in the second quarter of 2002 and $19.17 in the third quarter of 2001.

The dilutive effect of options is calculated using the “treasury stock” method. Under this method, earnings per share data are computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At September 30, 2002 and 2001, we had options outstanding of 3.4 million and 4.0 million at an average exercise price of $11.17, and $9.59, respectively. For the third quarter of 2002, approximately 2.2 million of our stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. These options could be dilutive in future periods. For the same period in 2001, approximately 2.1 million of our stock options were excluded from the calculation.

The dilutive effect of our convertible subordinated notes is calculated using the “if converted” method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In 2001, and for a portion of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to redeem them. In both 2001 and 2002 periods, certain portions of the convertible debt shares were excluded from the earnings per share calculation, as they were anti-dilutive.

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

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Note 4:    Balance Sheet Components

	September 30, 2002	December 31, 2001
	(In thousands)
Accounts Receivable
Trade (net of allowance for doubtful accounts of $1,858 and $1,427)	$34,407	$38,342
Unbilled revenue	13,174	14,003

Total accounts receivable	$47,581	$52,345

Inventories, net
Material	$5,182	$4,800
Work in process	1,124	720
Finished goods	12,671	10,382

Total manufacturing inventories	18,977	15,902
Service inventories	357	379

Total inventories, net	$19,334	$16,281

Note 5:    Business Combination

In March 2002, we acquired LineSoft, a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuild of utility transmission and distribution systems, in exchange for cash of $21 million and 848,870 shares of our common stock valued at $25.68 per share. In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in our common stock. Based on revenues earned to date, management does not believe that there will be an earnout payment for 2002.

In connection with the purchase of LineSoft, the Company assumed a pre-existing loan in the amount of $2.0 million to the former CEO of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6.0%. As of September 30, 2002, the loan was paid down to $792,395.

The purchase consideration, including cash paid, the value of Itron stock issued, and estimated transaction costs, was allocated as follows (in thousands):

Purchased IPR&D	$7,200
Goodwill	26,254
Identified amortizable intangible assets	7,390
Other assets and liabilities	2,802

Total	$43,646

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

Accounting rules require the disclosure of what our results of operations would have been assuming the acquisition had already occurred as of the beginning of the periods presented. The following pro forma results are based on the individual historical results of Itron, Inc. and LineSoft (prior to acquisition on March 12, 2002) with adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on a line of credit paid in full, and the change in the tax provision. The pro forma results are intended for information purposes, and do not necessarily represent what the combined results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, nor are they representative of results for any future date or period.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues	$73,057	$63,803	$210,412	$171,642
Gross profit	34,349	27,149	95,865	70,616

Operating expenses	24,950	22,402	80,329	61,201
Other income (expense)	150	(949)	90	(2,864)

Net income	$5,968	$2,345	$7,066	$4,051

Basic net income per common share	$0.29	$0.14	$0.37	$0.25
Diluted net income per common share	$0.27	$0.13	$0.34	$0.23

Weighted average shares assumed outstanding
Basic	20,479	16,516	19,170	16,371
Diluted	21,728	19,920	21,462	17,712

Note 6:    Segment Information

We are internally organized around four business units focused on the customer segments that we serve. These business units are Electric Systems, Natural Gas Systems, Water & Public Power Systems, and International Systems. Operations related to LineSoft since its acquisition are included in Electric Systems.

Revenues for each business unit may include hardware, custom and licensed software, project management, installation and support activities, outsourcing services (where we own and operate, or simply operate, systems for a periodic fee) and post-sale support activities. Inter-segment revenues are immaterial. Within each business unit, product costs associated with revenue are reported using standards, which include materials, direct labor and an overhead allocation based on projected production for the year. Variances from standard costs are reported in corporate costs and are not allocated to the business units. Assets and liabilities are not allocated to the segments for management purposes.

Management has two primary measures for each of our operating segments, revenue and operating income. Operating income is defined as revenue, less (a) direct costs associated with that revenue, (b) operating expenses directly incurred by the segment, and (c) allocations of basic services (such as floor space and communications expense), warranty and miscellaneous service related expenses. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Corporate expenses, which include product development, marketing, miscellaneous manufacturing and certain other corporate expenditures, are included in the table below to reconcile segment activity to the consolidated statements of operations.

Segment revenues and operating results are detailed below.

	Three months ended September 30,
	Electric	Natural Gas	Water & PP	International	Corporate	Total
	(In thousands)
2002
Revenues	$32,985	$14,458	$23,685	$1,929	$—	$73,057
Cost of revenues	18,244	6,187	13,406	909	(38)	38,708

Gross profit	14,741	8,271	10,279	1,020	38	34,349

Operating expenses	2,144	703	1,220	1,573	19,310	24,950

Operating income (loss)	$12,597	$7,568	$9,059	$(553)	$(19,272)	$9,399

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three months ended September 30,
	Electric	Natural Gas	Water & PP	International	Corporate	Total
	(In thousands)
2001
Revenues	$25,555	$9,906	$19,945	$5,449	$—	$60,855
Cost of revenues	15,150	4,522	10,771	2,879	480	33,802

Gross profit	10,405	5,384	9,174	2,570	(480)	27,053

Operating expenses	1,391	695	888	2,429	14,352	19,755

Operating income (loss)	$9,014	$4,689	$8,286	$141	$(14,832)	$7,298

	Nine months ended September 30,
	Electric	Natural Gas	Water & PP	International	Corporate	Total
	(In thousands)
2002
Revenues	$100,286	$37,920	$60,347	$9,018	$—	$207,571
Cost of revenues	53,926	16,267	35,057	5,327	1,507	112,084

Gross profit	46,360	21,653	25,290	3,691	(1,507)	95,487

Operating expenses	5,909	1,792	3,137	5,415	52,865	69,118
IPR&D	—	—	—	—	7,200	7,200

Total operating expenses	5,909	1,792	3,137	5,415	60,065	76,318

Operating income (loss)	$40,451	$19,861	$22,153	$(1,724)	$(61,572)	$19,169

2001
Revenues	$68,457	$26,759	$45,412	$20,712	$—	$161,340
Cost of revenues	39,792	12,132	24,981	12,840	2,719	92,464

Gross profit	28,665	14,627	20,431	7,872	(2,719)	68,876

Operating expenses	3,624	1,937	2,478	5,743	38,228	52,010

Operating income (loss)	$25,041	$12,690	$17,953	$2,129	$(40,947)	$16,866

Note 7:    Restructuring

In 1999, we recorded charges totaling $16.3 million for restructuring activities, including facility consolidations, scaling back of products offered, and a number of other actions in order to improved efficiencies and reduced costs. The majority of our restructuring charges were related to a reduction in our workforce. Remaining charges were related to impairment of equipment and estimated future lease payments for abandoned facilities. Restructuring activities for the first nine months of 2002 were as follows:

	Reserve Balance 12/31/01	Adjustments	Payments	Reserve Balance 9/30/02
	(In thousands)
Severance and related charges	$131	$—	$111	$20
Consolidation of facilities	447	—	167	280

Total restructurings	$578	$—	$278	$300

We expect to fully utilize the remaining reserve balances for severance and related charges in 2002. Facility consolidation reserves are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Note 8:  Contingencies

We maintain performance and bid bonds for certain customers. Performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.3 million and $39.7 million at September 30, 2002 and 2001, respectively, certain of which are guaranteed by standby letters of credit. The outstanding amounts of standby letters of credit were $15.0 million and $12.3 million at September 30, 2002 and 2001, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at September 30, 2002 was $700,000.

We are a party to various lawsuits and claims, both as plaintiff and defendant. In our opinion, none of the various lawsuits and claims, either individually or in the aggregate, is expected to have a material adverse effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed by Itron’s handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, and again on September 24, 2002, court-ordered settlement hearings were held, which did not result in a settlement of the case. The case is scheduled to go to trial December 9, 2002. While we believe that our products do not infringe the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

Note 9:  Comprehensive Income

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity, and are not reflected in results of operations. Operating results, adjusted to reflect comprehensive income items during the period, net of tax, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September, 30,
	2002	2001	2002	2001
Net income	$5,968	$3,904	$9,323	$8,551
Change in foreign currency translation adjustments	(97)	339	496	(181)
Change in net unrealized holding gain (loss)	(24)	45	(38)	74

Total comprehensive income	$5,847	$4,288	$9,781	$8,444

The components of accumulated other comprehensive income (loss) net of tax, which are reflected in shareholders’ equity, were as follows (in thousands):

	September 30, 2002	December 31, 2001
Accumulated foreign currency translation adjustments	$(1,458)	$(1,954)
Accumulated net unrealized gain on short-term investments	—	38

Total accumulated other comprehensive loss	$(1,458)	$(1,916)

Note 10:  Goodwill

On July 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and on January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. We completed our initial impairment test of goodwill during the second quarter of fiscal 2002 and concluded that no impairment adjustment was required.

The change in the amount of goodwill for the nine months ended September 30, 2002 is as follows (in thousands):

Balance at December 31, 2001	$6,616
LineSoft goodwill acquired during the period	26,254

Balance at September 30, 2002	$32,870

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

The following table reflects adjustments to our consolidated results had the adoption of SFAS No. 142 occurred at the beginning of 2001 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income, as reported	$5,968	$3,904	$9,323	$8,551
Goodwill amortization, net of tax effect	—	120	—	345

Adjusted net income	$5,968	$4,024	$9,323	$8,896

Basic net income per share, as reported	$0.29	$0.25	$0.49	$0.55
Goodwill amortization, net of tax effect	—	0.01	—	0.02

Adjusted basic net income per share	$0.29	$0.26	$0.49	$0.57

Diluted net income per share, as reported	$0.27	$0.21	$0.45	$0.49
Goodwill amortization, net of tax effect	—	0.01	—	0.02

Adjusted diluted net income per share	$0.27	$0.22	$0.45	$0.51

Note 11:  Identified Intangible Assets

No acquisition-related intangibles were acquired, impaired, or written off during the three months ended September 30, 2002. Identified intangible assets as of September 30, 2002 consisted of the following (in thousands):

	Weighted Average Useful Life (in months)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	25	$5,600	$(545)	$5,055
Acquisition-related customer contracts	28	1,250	(212)	1,038
Other acquisition-related intangibles	22	582	(235)	347
Intellectual property assets	27	8,588	(4,747)	3,841

Total identified intangible assets	26	$16,020	$(5,739)	$10,281

The aggregate amortization expense on identified intangible assets was $1,552,000 for the nine months ended September 30, 2002. Estimated amortization expense is as follows (in thousands):

Fiscal years ending December 31,	Estimated Amortization
2002	$2,144
2003	2,740
2004	2,362
2005	1,955
2006	510
Beyond 2006	2,122

Note 12:  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 covers a variety of technical issues that will not have a material effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective January 1, 2002 and have reflected the $200,000 gain on extinguishment of debt recorded in the period ended March 31, 2002 in interest and other, net, as opposed to classifying it as an extraordinary item as was previously required.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have a significant impact on the timing of the recognition of costs associated with restructuring activities, as compared to current GAAP reporting requirements.

Note 13:  Subsequent Events

On October 1, 2002, we acquired Regional Economic Research, Inc. (RER), a San Diego, California based company specializing in energy consulting, analysis and forecasting services and software, for $14 million in cash. In addition, we have potential earnout payments of $2 million in each of 2003 and 2004 subject to achievement of certain revenue targets.

On October 1, 2002, we acquired all of the outstanding shares of eMobile Data Corporation, a public company incorporated in British Columbia, Canada, for $6.2 million in cash. eMobile Data is a leading provider of wireless, web-based workforce management solutions for the utility industry. In 2001, we loaned eMobile Data $2.0 million, in the form of a convertible note receivable, which would have represented approximately 19% ownership upon conversion.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report, and with the 2001 audited financial statements and notes included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 28, 2002.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended September 30,
	Revenues			Gross Margin %
	2002	2001	Increase (Decrease)	2002	2001
	(In millions)
Electric Systems	$33.0	$25.5	29%	45%	41%
Natural Gas Systems	14.4	9.9	45%	57%	54%
Water & Public Power Systems	23.8	19.9	20%	43%	46%
International Systems	1.9	5.5	(65)%	53%	47%
Corporate	—	—	—	—	(1)%

Total	$73.1	$60.8	20%	47%	44%

Revenues and Gross Margin

	Nine months ended September 30,
	Revenues			Gross Margin %
	2002	2001	Increase (Decrease)	2002	2001
	(In millions)
Electric Systems	$100.3	$68.4	47%	46%	42%
Natural Gas Systems	37.9	26.8	41%	57%	55%
Water & Public Power Systems	60.4	45.4	33%	42%	45%
International Systems	9.0	20.7	(57)%	41%	38%
Corporate	—	—	—	(1)%	(2)%

Total	$207.6	$161.3	29%	46%	43%

Our revenues for the three months ended September 30, 2002 increased by 20% compared to the third quarter of last year, and by 29% for the first nine months of 2002 compared to the same period in 2001. The increase in revenues came primarily from our Automated Meter Reading (“AMR”) business in the U.S. We shipped nearly 900,000 radio-based AMR meter modules during the quarter, an increase of 11% from the third quarter of last year. Year-to-date, AMR meter module shipments were up 35% over last year. There were no customers in the third quarter of 2002 representing more than 10% of revenues. By comparison, in the third quarter of 2001, one customer represented 16% of total revenues.

Also contributing to higher domestic revenues in 2002 compared with 2001, were revenues from our transmission and distribution systems (“TDS,” previously LineSoft) product line, which we acquired in March 2002. Those revenues were $2.3 million for the quarter and $6.7 million year-to-date. Partially offsetting the increase in hardware revenues in our domestic business were lower revenues from our international operations and from our commercial and industrial meter data collection and analysis software. We are actively evaluating alternatives to improve performance in these areas.

Our gross margin percentage increased to 47% in the third quarter of 2002 from 44% in the third quarter of 2001 and to 46% for the first nine months of 2002 compared to 43% for the same period last year. The improved margins resulted from a combination of factors, including improved manufacturing efficiencies from higher production volumes and changes in product mix, specific cost reduction efforts, lower general market prices for electronic components and other supply-chain management initiatives. These factors benefited margins in all of our domestic segments. Margins may decrease slightly in the fourth quarter of 2002 from the 47% level we had in the third quarter of 2002, as a result of higher International revenues at lower margins.

Quarter-to-quarter variations reported in revenue or gross margin by segment are not unusual. This is typically due to the mix of products sold or distribution channels. The following discussion highlights significant changes in trends or components of revenue and gross margin for each segment.

Electric Systems Net revenues increased by $7.5 million, or 29%, in the third quarter of 2002 compared to the third quarter of 2001. Year to date 2002, net revenues are up by $31.9 million, or 47% compared to 2001. The majority of the increase results from higher hardware shipments. Also contributing to increased Electric Systems revenues were the TDS product line revenues discussed above. Excluding the TDS revenue, revenue growth was 20% for the quarter and 37% year-to-date. One customer represented 19% of total electric revenues for the quarter compared to 38% in the third quarter last year. Year-to-date, that customer was 24% of total electric revenues compared with 50% last year.

The improved Electric segment margins resulted primarily from lower standard costs caused by higher production volumes and other manufacturing efficiencies discussed above, as well as a shift in the mix of products and services.

Natural Gas Systems Net revenues increased by $4.5 million, or 45%, in the third quarter of 2002 compared to the third quarter of 2001 and $11.1 million, or 41%, in the first nine months of 2002 compared to the same period in 2001. This was due to accelerated hardware shipments against a contract signed in early 2002.

The improved Natural Gas segment margins resulted primarily from lower standard costs caused by higher production volumes and other manufacturing efficiencies discussed above.

Water and Public Power Systems Net revenues increased by $3.9 million, or 20%, in the third quarter of 2002 compared to 2001 primarily due to higher hardware and installation revenues. Year to date, the net revenue increase of $15.0 million, or 33%, in 2002 compared to 2001 resulted from both higher AMR meter module shipments and higher installation revenues. .

In 2002, there has been a shift in the mix of customers with slightly more product shipments coming through meter manufacturers and other indirect sales channels. These shipments principally go to smaller utilities and municipalities. Third quarter gross margin decreased to 43% in 2002 from 46% in 2001. For the nine months ended September 30, 2002 gross margin was 42% compared to 45% for the same period in 2001. The higher component of low margin installation revenues in 2002 compared with 2001 and increased sales through our lower margin indirect sales channel were the primary reasons for the decrease in gross margins for this segment. Lower margin sales were partially offset by lower component costs.

International Systems Net revenues decreased by $3.6 million, or 65%, in the third quarter of 2002 compared to the third quarter of 2001 and by $11.7 million, or 57%, in the first nine months of 2002 compared to 2001. This decrease is primarily due to a large handheld meter reading system sale made to a customer in Japan in 2001, which has not been replaced with a comparable size order this year.

Third quarter gross margin increased to 53% in 2002 compared to 47% in 2001. Year-to-date 2002 gross margin was 41% compared to 38% in 2001. Margins are higher due to a shift in product mix this year, and the absence of the large handheld meter reading system sale made to Japan in 2001, which was at a lower margin.

Bookings and Backlog

We enter into short-term and long-term contracts to supply hardware, software and services to our customers. Long-term (multi-year or annual) contracts are subject to rescheduling or cancellation by our customers. Bookings and backlog can be highly variable from period to period primarily due to the nature and timing of larger orders.

We do not include annual maintenance contracts, which renew periodically throughout the year, in either bookings or backlog. We currently estimate the value of those contracts to be approximately $40 million on an annual basis.

Bookings for a reported period represent the revenue value of contracts signed during a specified period, excluding annual maintenance contracts. Also excluded from bookings for a reported period are contract signings for joint use (utility pole surveys) and engineering services. Instead, revenues from those contracts are included in bookings during the quarter in which the revenues are earned. At September 30, 2002, the value of signed joint use and engineering services contracts, for which we had not yet recognized revenues, was approximately $5 million.

Total backlog represents the revenue value of undelivered contractual orders, excluding annual maintenance, joint use and engineering services contracts. Twelve-month backlog represents the estimated portion of total backlog that will be earned over the next twelve months.

Historical information for bookings and backlog are as follows (in millions):

	Quarter Bookings	Quarter Ended
Quarter Ended		Total Backlog	12-month Backlog
September 30, 2002	$87	$200	$109
June 30, 2002	45	179	95
March 31, 2002	38	202	112
December 31, 2001	63	203	115
September 30, 2001	61	195	98
June 30, 2001	45	184	79
March 31, 2001	75	188	71

Three customers accounted for $57 million, or 66% of the September 30, 2002 total bookings of $87 million.

NOTE: Beginning total backlog, plus current quarter bookings, less current quarter sales and certain service revenues will not always equal ending quarter total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses, excluding IPR&D and Restructurings, as a percentage of revenues

	Three months ended September 30,		Nine months ended September, 30,
	2002	2001	2002	2001
Sales and marketing	11.2%	12.1%	11.3%	12.1%
Product development	13.6%	13.5%	13.4%	13.4%
General and administrative	8.5%	6.2%	7.8%	6.6%
Amortization of intangibles	0.9%	0.6%	0.7%	0.7%
Total	34.2%	32.5%	33.3%	32.7%

Operating expenses for the third quarter, excluding restructuring charges, increased $5.2 million in 2002 compared with 2001. Over fifty percent, or $3.0 million, of the increase came from our TDS operation, which we acquired late in March 2002. As a percentage of revenues, operating expenses were 34.2% for the third quarter of 2002, slightly higher than the third quarter of last year, but comparable with the second quarter of 2002. Most of the increase was due to higher operating expenses for our TDS operation without correspondingly higher revenues, and severance costs.

Sales and marketing expenses increased $769,000 and $4.0 million for the three months ended and nine months ended September 30, 2002, respectively, in comparison to the same periods in 2001. The increases were a result of additional product marketing, product management, and sales staffing related to the LineSoft acquisition. Although the sales and marketing expenses increased compared to 2001, as a percentage of revenue the expenses decreased for the three months and nine months ended September 30, 2002.

Product development expenses as a percentage of revenue remained consistent both for the quarter and year to date for 2002 in comparison to 2001. Product development expenses increased $1.8 million and $6.3 million for the three months ended and nine months ended September 30, 2002, respectively, in comparison to the same periods in 2001. The change was primarily due to increased development spending related to the LineSoft acquisition, and increased staffing levels.

General and Administrative expenses increased $2.4 million and $5.6 million for the three months ended and nine months ended September 30, 2002, respectively, in comparison to the same periods in 2001. The increases were a result of additional staffing resources and related expenses, partially related to the LineSoft acquisition, information technology costs, severance costs, legal fees and consulting services related to merger and acquisition activity.

Amortization of intangibles was $642,000 in the third quarter of 2002 and $1.6 million in the first nine months of 2002, compared with $377,000 in the third quarter of 2001 and $1.1 million year-to-date 2001. In 2002, increased amortization expenses related to identified intangible assets acquired with our TDS operation were partially offset by the discontinuance of goodwill amortization in 2002 due to the implementation of SFAS No. 142 as of January 1, 2002. We expect amortization expense will increase in the fourth quarter and in 2003 as a result of the acquisitions of eMobile Data and RER on October 1. In the second quarter of 2002, we completed our initial assessment of goodwill resulting from the adoption of SFAS No. 142 and identified no impairments. Management plans to complete an annual test of goodwill in association with SFAS No. 142 during the fourth quarter of 2002.

Purchased In-Process Research and Development (IPR&D)

In the first nine months of 2002, we recorded $7.2 million in charges for IPR&D related to the acquisition of our TDS product line as follows:

	IPR&D	Estimated cost to complete technology	Discount Rate applied to IPR&D	LineSoft’s weighted average cost of capital
	(Dollars in millions)
LineSoft Corporation	$7.2	$3.3	25%	20%

At the time of acquisition, LineSoft had five IPR&D projects, each contributing from 3% to 64% of the total IPR&D value. These projects were new versions of existing software products currently being sold, but not subject to capitalization because they had not yet reached technological feasibility and had no alternative future use. The material risks associated with the successful completion of IPR&D projects concern our ability to successfully finish software development. We expect to benefit from the IPR&D projects as products that contain in-process technology are marketed and sold to end-users.

Other Income (Expense) and Income Taxes

Equity in affiliates increased by $125,000 and $212,000, for the third quarter and first nine months, respectively, of 2002 compared 2001, and change from a loss to a profit. The relative increases are due primarily to the absence of losses incurred by a company in which we had an investment in 2001. We wrote the value of this investment to zero by the end of 2001.

Interest and other income (expense), net declined by $1.0 million in the third quarter of 2002 compared to the third quarter of 2001 and by $2.9 million year to date in 2002 compared to 2001. Included in 2002 was an $841,000 pretax gain from the sale of our Raleigh, NC facility. Also included in 2002, was a $200,000 pretax gain from the early payoff of the mortgage on our Spokane facility. Net interest income was $89,000 in the third quarter of 2002 compared to net interest expense of $981,000 in the third quarter of 2001. Lower net interest expense in 2002 resulted from the conversion of convertible debt to equity in the second quarter of 2002 and the early payoff of mortgage debt on our Spokane facility in the first quarter of 2002.

In the third quarter of 2002 our estimated effective income tax rate was 37.5%, compared to 38.2% in 2001. Year to date 2002, our effective income tax rate was 51.5%, compared to 38.1% in 2001. Excluding the impact of non-tax deductible IPR&D charges in 2002, our adjusted effective rate was 37.5% for the quarter and year to date. The adjusted effective rate for the third quarter of 2002 reflects current expected income for 2002 and the expected distribution of income in various tax jurisdictions. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets (which represent discounts to the value of the tax assets, based on our assessment of our ability to realize the value of the assets), new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

FINANCIAL CONDITION

Cash Flow Information

	Three months ended September 30,			Nine months ended September 30,
	2002	2001	Increase Decrease	2002	2001	Increase Decrease
	(In millions)
Operating activities	$11.0	$0.3	$10.7	$32.8	$19.2	$13.6
Investing activities	21.2	(5.0)	26.2	(1.2)	(28.1)	26.9
Financing activities	(12.4)	(0.1)	(12.3)	(13.8)	0.7	(14.5)

Increase (decrease) in cash	$19.8	$(4.8)	$24.6	$17.8	$(8.2)	$26.0

At September 30, 2002, cash and cash equivalents totaled $38.4 million. Total short and long-term debt consisted of $5.6 million in project finance debt. On October 1, 2002, we used $20.2 million of our cash to complete the acquisitions of RER and eMobile Data.

Operating activities:

We generated $11.0 million in cash from operations in the third quarter of 2002. Year-to-date cash generated from operations was $32.8 million, a 71% increase over 2001. Inventory levels increased approximately $3 million from December 31, 2001, generally in line with increased revenues. As a consequence, inventory turns were 4.5 compared to 5.1 at December 31, 2001, and 4.4 in the second quarter of this year – all within a tolerable range given the nature and mix of our products. Accounts receivable decreased $9.1 million from December balances and days’ sales outstanding has dropped from 69 days at December 31, 2001 to 58 days at September 30, 2002 as previously accrued unbilled receivables were invoiced and collected, and other receivables were collected.

Investing activities:

During the third quarter of 2002, we liquidated our short-term investments in anticipation of funding the RER and eMobile Data acquisitions, which closed on October 1, 2002 and used $20.2 million in cash. Short-term investments provided net proceeds of $23.8 million in the third quarter, and $22.1 million year to date. The largest investing activity in the first nine months of 2002 was the purchase of LineSoft in exchange for stock and $21.7 million in cash. In the first quarter of 2002 we reclassified $5.1 million from restricted cash for a collateralized letter of credit into cash as a result of a new credit agreement. In the first nine months of 2001 we reclassified the same $5.1 million into restricted cash and had net investments in short-term securities of $15.7 million.

In connection with the purchase of LineSoft on March 12, 2002, the Company assumed a pre-existing loan in the amount of $2.0 million to the former CEO of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6.0%. As of September 30, 2002, the loan was paid down to $792,395.

Financing activities:

During the third quarter of 2002 we used $12.3 million to repurchase 798,700 shares of our common stock. During the first nine months of 2002 we used $12.6 million to repurchase common stock, $4.9 million for the extinguishment of debt from our prepayment of a mortgage loan and $2.9 million to repay a line of credit and long-term debt for LineSoft, which we acquired in March 2002. Offsetting these uses of cash were proceeds of $7.0 million from the issuance of common stock in connection with stock option exercises. No comparably significant financing transactions occurred during the first nine months of 2001.

Investments:

In March 2002 we invested just under $2 million in an early stage startup firm that is developing internet-based energy monitoring and management software and services. The firm has not yet produced any significant revenue. The form of the investment is a secured convertible note with a term of five years that is senior to all other indebtedness of the firm except for a $500,000 line of credit. We may convert the note at any time into the common stock of the firm. If we had converted our note into equity as of September 30, 2002, it would have been converted into 19% of the firm’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have also entered into a distribution and licensing agreement with the firm, which gives us non-exclusive distribution and licensing rights.

Liquidity, Sources and Uses of Capital:

At September 30, 2002, we had $38.4 million in cash and cash equivalents. As mentioned above, on October 1, 2002, we used $20.2 million of our cash to complete the acquisitions of RER and eMobile Data. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and our short-term investments, which are rated A or better by Standard & Poor’s or Moody’s and which have market interest rates. Availability under our current $35 million revolving line of credit was reduced only by outstanding letters of credit of $15.0 million. We do not have plans to borrow under this credit facility at this time. We believe existing cash resources and available borrowings under our credit facility are more than adequate to meet our operating cash needs through 2002.

During the second quarter of 2002, we exercised our option to redeem all of our subordinated convertible debt totaling $53.3 million. All holders of the notes chose to convert their notes into common stock rather than have their notes redeemed, resulting in the issuance of approximately 3.1 million shares of our common stock. There was a minimal cash impact as a result of this conversion.

As mentioned previously, we maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.3 million and $39.7 million at September 30, 2002 and 2001, respectively, certain of which are guaranteed by standby letters of credit. The outstanding amounts of standby letters of credit were $15.0 million and $12.3 million at September 30, 2002 and 2001, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. The guaranteed future lease obligation at September 30, 2002 was $700,000.

Working capital as of September 30, 2002 was $64.5 million, compared to $66.6 million at December 31, 2001.

As mentioned previously, during the first quarter of 2002, we acquired LineSoft, a privately held company, for $43.6 million, including transaction expenses, which consisted of $21.7 million paid in cash and the issuance of 848,870 shares of Itron common stock (see Note 5 to our unaudited consolidated financial statements). In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2002, 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in our common stock. Based on revenues earned to date, management does not believe that there will be an earnout payment for 2002. On October 1, 2002, we completed the acquisitions of Regional Economic Research, Inc., a company specializing in energy consulting, analysis, and forecasting services and software, and eMobile Data Corporation, a provider of web-based workforce management solutions for utilities, with cash payments totaling $20.2 million at closing (see Note 13 to our unaudited consolidated financial statements). The acquisitions continue to expand our products and services to provide additional solutions for our customers.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these additional activities to be funded from existing cash, cash flow from operations, borrowings, and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations for the foreseeable future, but offer no assurances; however, our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” and “Qualitative and Quantitative Disclosures About Market Risk”, included in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 covers a variety of technical issues that will not have an effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective January 1, 2002 and have reflected the $200,000 gain on extinguishment of debt recorded in the period ended March 31, 2002 in interest and other, net, as opposed to classifying it as an extraordinary item as was previously required.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have a significant impact on the timing of the recognition of costs associated with restructuring activities, as compared to current GAAP reporting requirements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:  We are not subject to market risk exposure to changes in interest rates on our debt because our rates are fixed. At September 30, 2002, we had $5.6 million of project financing debt.

Foreign Currency Exchange Rate Risk:  We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 4% of total revenue for the nine months ended September 30, 2002. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure relates to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the United States to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the United States are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in translation gains or losses that are reported in other comprehensive income.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of September 30, 2002, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the third quarter. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute more hedging alternatives.

Item 4:  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

(b)
Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part 2:  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS AND FCC REGULATION

Benghiat Patent Litigation

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment that a patent owned by Benghiat is invalid and not infringed upon by Itron’s handheld meter reading devices. Benghiat has filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the United States District Court for the District of Minnesota (Civil Case No. 99-cv-501). On April 2, 2001, the district court denied the motions for summary judgment filed by Itron. On June 29, 2001, and again on September 24, 2002, court-ordered settlement hearings were held, which did not result in a settlement of the case. The case is scheduled to go to trial December 9, 2002. While we believe that our products do not infringe upon the Benghiat patent, there can be no assurance that we will prevail in this matter, in which case a decision or settlement of this case may have a material adverse effect on our financial condition and results of operations. Any litigation, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel.

FCC Regulation and Allocation of Radio Frequencies

On May 24, 2002, the FCC adopted rules governing the use of the 1427-1432 MHz band. With the exception of communications to and from some of our ERT modules, our network products operate in parts of this band. The new rules follow substantially the recommendations of Itron and the American Hospital Association. Among other things, the new rules reserve the upper 2.5 MHz of the band for telemetry, including utility telemetry, and provide that licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with the use of the lower part of the band by hospitals. Although the FCC will issue licenses on a non-exclusive basis, and it is possible that the demand for spectrum will exceed supply, we believe that the Company will continue to have access to spectrum in the 1429.5-1432 MHz band under favorable conditions, which will be sufficient for our future requirements. Active installations in the lower 2.5 MHz are required to reapply for use of those frequencies, but, having done so, will have primary status in the band indefinitely.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on July 26, 2002. Shareholders voted to approve the adoption of the Amendment and Restatement of Itron, Inc. 2000 Stock Incentive Plan. The vote was as follows:

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,762,534	3,362,842	16,623	—

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit 99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed this quarter

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 8th day of November 2002.

ITRON, INC. (Registrant)

By:	/S/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, LeRoy D. Nosbaum, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Itron, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ LEROY D. NOSBAUM
LeRoy D. Nosbaum Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David G. Remington, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Itron, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer