Form 10-K
period 2002-12-31
ITRON INC /WA/
filed 2003-03-27
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class

Common stock, no par value

Preferred share purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

As of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $549,151,490.

As of February 28, 2003, there were outstanding 20,240,943 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part II and Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 23, 2003.

PART I

ITEM 1:    BUSINESS

OVERVIEW

General

Itron, Inc. is a leading technology provider and source of knowledge for collecting, analyzing, and applying critical data about electric, gas, and water usage to the global energy and water industries. Itron delivers value to its customers by providing industry-leading solutions for meter data collection, energy information management, demand side management and response, load forecasting and analysis consulting services and software, transmission and distribution system design and optimization, web-based workforce automation, commercial and industrial (C&I) customer care and residential energy management. Since our founding in 1977, we have brought advancements in hardware and software technology to our customers to enable a transition from manpower intensive activities, such as manual meter reading, to more automated and efficient systems that help optimize the delivery and use of energy and water.

Itron’s solutions are installed at over 2,800 utilities worldwide, many of which utilize multiple Itron products and systems. Most of those utilities utilize our meter data collection and management systems to collect and process data from over 270 million electric, gas, and water meters. Of those, over 1,100 utilities use our radio and telephone based technologies to automatically collect, analyze, and apply meter data from 24 million electric, gas and water meters. Our enterprise software solutions for managing complex commercial and industrial meter data are used by approximately 600 utilities worldwide, including over 90% of the largest electric and gas utilities in the United States (U.S.) and Canada. Our software systems are also in use at four wholesale energy markets in the U.S. and Canada to provide critical data management, billing, and settlement systems for the power flowing into and out of those deregulating markets. Over 150 utilities have utilized our transmission and distribution software design tools, and our joint pole use and engineering services. Approximately 100 utilities have utilized our forecasting software and consulting services. Approximately 35 end-users and 25 utilities use our enterprise energy data management software. All of the 300 largest utilities in the U.S. and Canada are Itron customers and use at least one of our solutions—a strong position from which to expand our growing portfolio of products and services.

During 2002 and 2003, we expanded our solutions portfolio for optimizing the delivery and use of energy and water beyond meter data collection hardware and software solutions with several strategic acquisitions. These acquisitions broadened our capabilities and solutions offerings to include software tools and services for more efficient design of transmission and distribution infrastructure, field workforce automation, enterprise-wide energy management and forecasting to help our customers predict and plan for future needs more effectively. We believe our technology, industry knowledge and relationships give us a strong foothold for extending our leadership into additional systems that give utilities and their customers the knowledge to distribute and use electricity, gas and water more efficiently.

With penetration for meter reading automation in the U.S. and Canada at approximately 17%, a growing international market for our products and new products to serve our customers changing needs, Itron is well positioned for its future.

Energy and Water Industries Overview

For a number of years, the energy markets have undergone fundamental changes as governments in the U.S. and Canada have modified the regulation and structure of the electricity and gas markets to stimulate competition, increase reliable delivery and standardize certain aspects of the market. Transactions previously controlled by a single vertically integrated provider may now be handled by a variety of unrelated market participants. The move from regulated industries towards a deregulated or partially deregulated market model has resulted in numerous challenges for utilities to run their businesses and serve their customers.

During the 1990’s, electricity demand increased by 17% while supply infrastructure only increased by 2.3%. At the end of the decade, the Energy Information Association predicted that by 2020 electricity demand would increase by another 32%, requiring an estimated 1,310 new power plants to meet the demand. The Association also predicted that during the same period, demand for natural gas would increase by 50%, with a significant portion of that growth driven by new gas fueled electric generation facilities. Investments in electric and gas delivery infrastructure have been minimal over the past decade. New investments in transmission infrastructure decreased by $110 million per year over the past 20 years while transmission congestion increased by more than 200% from August of 1999 to 2000. It is estimated that transmission infrastructure additions must quadruple over the next decade just to maintain the current level of transmission adequacy.

Faced with these projections, over the past several years, new generation infrastructure was built to meet expected increases in demand. Due in large part to the economy and unusually mild weather, demand over the past few years did not rise as predicted and certain areas are now faced with generation supply that exceeds near term demand. As a result, a number of companies that built new generation infrastructure find themselves with under performing assets. As well, planned new generating facilities are being cancelled or delayed due to permitting, environmental issues, inability to raise capital and cost concerns.

In addition, natural gas prices rose substantially in the latter part of 2002, impacting natural gas distribution companies and the competitive position of new gas fired electric generation. Increased reliance on natural gas is subjecting the electricity market to volatility in both wholesale electricity and natural gas prices.

The uncertainty of supply and demand imbalances, credit and liquidity issues, aging and under performing infrastructure combined with increased rates and wholesale price volatility, have resulted in a renewed interest by utility commissions, political bodies and consumers in the management and conservation of energy and upgrading and adding of technology to the infrastructure.

As the need for more accurate energy usage data grows, organizations must reduce the amount of human intervention required to collect, validate, edit and manage that data. According to a META Group, Inc. research report, the energy market volatility experienced in the past several years has uncovered the lack of an integrated market structure, creating significant risk exposure for energy companies and requiring new systems and better processes for managing commodities along the energy value chain. Advanced systems for energy commodity management will need significantly extended functionality over traditional systems.

The water delivery infrastructure has undergone different but equally substantial changes with large water companies buying up or running small water companies and water shortages becoming critical around the world. Delivering adequate amounts of clean, drinkable water is a problem many cities are now addressing. Since 1970, the worldwide demand for water has tripled while the amount of potable water remains at 1% of the earth’s total supply. In 2002, the U.S. experienced severe drought conditions over 45% of the country, with 57 rivers reaching record low levels in March of 2002. Measurement and recording of actual usage is now mission critical for many water utilities.

Industry trends give energy and water utilities, and delivery and generation companies, powerful incentives to return to their core business and focus on ways to reduce costs, streamline operations, enhance system reliability, improve safety for meter readers and customers, and provide superior customer service.

Itron’s Vision and Strategy

Itron’s vision is to optimize the delivery and use of energy and water. We intend to leverage our core competencies of providing products and services for advanced meter data collection and management, and our history of strong customer relationships with electric, gas and water utilities, to provide additional knowledge based systems about how and when energy and water are used, and how to better manage the distribution of both.

With this strategic growth path in mind, our next-generation product development has been and is focused on data collection, communications equipment and software applications—all of which will give utilities the knowledge to distribute and use their valuable resources more efficiently. In addition to internal development, we also look outside of Itron for potential licensing, partnering and acquisition opportunities that will enable us to expand our solutions portfolio.

In March 2002, we acquired LineSoft Corporation (LineSoft), which moved us into the optimization of delivery systems, with software tools and services that enable energy delivery providers to design more cost and operationally efficient transmission and distribution infrastructure, and as well, to rebuild existing transmission and distribution infrastructure.

In October 2002, we acquired Regional Economic Research, Inc. (RER), an energy forecasting, consulting and analysis company. With this acquisition, Itron moved into the world of helping utilities and other market participants forecast their future needs including load growth, new facilities requirements, customer reaction to proposed programs and rates, software for day ahead, and other predictive needs.

Also in October 2002, we acquired eMobile Data Corporation (eMobile), whose technology enables us to automate field workforce operations, providing cost savings and efficiency for utilities. A fully integrated field workforce management solution will enable workers to manage a variety of route-based work orders while in the field as well as receive dispatchable work orders that can be managed while in a particular geographic area.

In March 2003, we acquired Silicon Energy Corporation (Silicon Energy), a provider of enterprise energy software solutions (see discussion in the Subsequent Event section).

Our vision is to leverage the strengths of the acquisitions with our data collection technologies, and industry and customer relationships to continue to enhance our portfolio of technology solutions for optimizing the delivery and use of energy and water.

Market Opportunities

Meter Data Collection Systems and Services

We estimate there are approximately 130 million electric meters, 70 million gas meters, and 70 million water meters in the U.S. and Canada. Automated Meter Reading (AMR) technology is in use on approximately 46 million, or 17%, of these meters. We estimate that there are another 900 million to 1.2 billion meters outside of the U.S. and Canada with minimal AMR deployments. We have established ourselves as a leading supplier of AMR systems having shipped just over 23.6 million AMR meter modules to utilities in the U.S. and Canada, and approximately 600,000 to utilities elsewhere around the world as of December 31, 2002. In total, over 1,100 utilities have installed our AMR technology. With many utilities returning to a back to basics strategy, business fundamentals including cost reductions, improved reliability, enhanced workforce efficiency and enhanced customer connections are of increasing importance. Automation technology helps enable utilities to meet these goals.

Our MV-90 commercial and industrial (C&I) meter data collection and analysis software is used by approximately 600 utilities throughout the world including more than 90% of the major electric and gas utilities in the U.S. and Canada. At the end of 2002, Microsoft discontinued support of certain technology components that are used by some versions of MV-90. This could result in future upgrade requirements for our MV-90 customers. As the cost of energy increases and interest in energy management and control increases, we expect timely and open access to energy usage information collected by MV-90 to become increasingly important. This will enable energy providers and their customers to have the information and knowledge they need to make decisions on how to most efficiently and cost effectively use energy.

Workforce Automation

Electric, gas and water utilities have a number of workforces that perform operations in the field. In 2002, we acquired eMobile, a provider of wireless, web-based mobile workforce automation and dispatch management software solutions. Many of the economic and other pressures that drive automation of meter reading also result in the requirement for more immediate access to information between the office and the field. eMobile software tools allow utility field workers to access via the web the information they need to make decisions, eliminate costly paperwork, and work more effectively on operations such as service turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. Additionally, solutions are planned for tools related to planning, constructing and maintaining other infrastructure assets. While a number of utilities have solutions in place for one or more of their workforce crews, we believe the need to increase operational efficiency will drive further consolidation and automation of these crews.

Transmission and Distribution Products and Services

Significant amounts are spent annually on building, maintaining and upgrading transmission and distribution (T&D) systems. Electrical Power Research Institute and Cambridge Energy Research Associates reports indicate that approximately $10 billion is spent each year on the construction and maintenance of T&D facilities. In March 2002, we acquired LineSoft, a provider of software solutions and engineering consulting services that enable energy delivery providers to design more cost and operationally efficient transmission and distribution infrastructure, and as well, to rebuild existing transmission and distribution infrastructure. These solutions are now referred to as Itron’s Transmission and Distribution Solutions (TDS) product group.

There are a number of geographic areas that lack adequate transmission system capacity to move electricity from the generation facilities to the distribution systems. This has been one of the causes of increased congestion and voltage reductions in the Northeast region of the U.S. To support the increase in energy demand, new transmission system infrastructure must be built and existing infrastructure needs to be upgraded. Efficiently designing, upgrading and optimizing the transmission and distribution system can improve reliability and safety, while at the same time minimizing capital investments. Given the current state of transmission systems, with supply and demand imbalances and transmission congestion in many parts of the country, we believe there are significant opportunities over the next five years for the TDS suite of products.

TDS also provides software and services to optimize the design, upgrade and maintenance of the distribution infrastructure. Third party attachment to existing distribution poles requires the utility to perform field and engineering analysis for their poles. We provide joint use services which help pole owners track third party attachments to their existing distribution poles, determine what can be added to them, whether or not the poles are in compliance with existing codes and safety regulations, and whether they are being used most effectively.

With capital resource and credit constraints in the marketplace, the extent to which transmission and distribution companies can better predict load requirements will enable them to more efficiently design and operate reliable systems at the least possible cost. In 2002, we also acquired RER, a leading provider of energy forecasting consulting and analysis. As volatility in wholesale energy prices continues and congestion and bottlenecks in transmission infrastructure increase, we believe there will be a growing desire for generation, transmission and distribution companies to increase the accuracy of their energy purchases and system operations. Forecasting tools and services enable these improvements. We believe our forecasting and analysis tools can be utilized by delivery companies to optimally design and operate their systems, increase system reliability and minimize risk.

While the 2001 energy crisis in California, and all of its impacts, have slowed decisions related to opening the wholesale markets in certain areas of the U.S., the Federal Energy Reliability Council (FERC) is proposing a Standard Market Design (SMD) that would provide a set of operating standards for market participants to follow. As this work continues, we believe there will be opportunities in this market as additional regional grids are established and new requirements for load data collection, management, forecasting, settlements and billing arise. As well, we believe new transmission construction and rebuild of existing facilities will grow as decisions in this area come to pass.

Itron Products and Solutions

Overview

Itron has a broad portfolio of solutions for collecting and communicating data from and throughout complex utility networks and creating information that has high value to suppliers, distributors and end-users of electricity, natural gas and water.

Our meter reading solutions integrate a broad array of meter modules, private and public radio and telephone-based communications systems, and data management storage and delivery applications. Our solutions support electric, gas and water service. Itron’s integrated approach provides our customers with the flexibility needed to apply a cost-effective solution to each of their situations—rural, suburban, urban, residential, commercial, and industrial.

Our meter reading automation technologies are designed to accommodate the inevitability of change so that our customers can select solutions that meet their needs today while also laying the foundation for more advanced solutions to meet their future goals and objectives. Our radio-based solutions encompass handheld, mobile and network reading technology options. Because the same radio-based meter modules can be used with any of these solutions, our technologies facilitate the migration from one level of systems automation to another by eliminating the need to replace the meter endpoint. Our telephone-based solutions offer an economically attractive alternative for low density or selective deployment situations.

We have developed software solutions that integrate, store, manage and apply information from diverse data collection systems and technologies. This allows for the deployment of various collection technologies within a service territory, tailored to the economic and functional considerations of different portions of the territory. Itron also provides software solutions that take collected load data and enable customized billing and settlement, internet-based presentment and information exchange. Itron software solutions are integrated with the widest array of utility billing systems in the industry, with our communication protocols, in many respects, representing the de facto industry standard. In addition, Itron has one of the largest project management organizations in the industry.

Traditionally, many of our customers have deployed our technology primarily on the basis of reducing costs and improving the efficiency of their meter reading applications. While this remains a critical component of Itron’s value proposition, our products, systems and solutions can provide a wide range of benefits to our customers that go far beyond meter reading and billing. Our customers are finding that Itron’s technology and services can be an integral component of their operational and strategic objectives of reducing costs, improving customer service, delivering real process improvement, and successfully evolving their businesses.

Automatic Meter Reading (AMR) Systems and Products

Our AMR product line primarily involves the use of radio and telephone communications technology to collect and transmit meter data along with a host of software solutions for billing and settlement, data storage and retrieval, internet data presentment, load profiling and forecasting, and numerous other applications for meter data. The Company’s radio-based AMR solutions encompass Handheld AMR, Mobile AMR and Network AMR.

Due to the geographic features and varying population density of a utility’s service territory, generally no single meter reading solution is technologically or economically suited to all parts of the utility’s service territory. Our AMR applications are intended to provide flexibility ranging from selective installation for high cost-to-read meters or geographically dispersed meters requiring advanced metering functionality, to full implementation of an AMR system covering a large portion of a utility’s service area. In a deregulated marketplace, target marketing of specific features are desirable. We provide technology that can be selectively deployed to targeted end-use consumers. This flexibility helps our customers achieve economic and operational benefits from their initial investments in our AMR systems, while enabling migration to more comprehensive AMR solutions in the future as the marketplace requires.

Meter Modules:    Our encoder, receiver, transmitter (ERT) meter modules serve as the data collection endpoint for Itron’s fully integrated portfolio of radio-based data collection solutions. ERTs are radio-based modules that fit in or on electric, gas or water meters. The ERTs encode consumption and tamper information from the meters and communicate the data via radio to Itron’s handheld, mobile and network radio-based data collection systems. ERTs can be retrofitted to existing meters or installed on new meters. Electric ERTs are typically installed under the glass of electric meters and are powered by the electricity running through the meter. Gas and water ERTs are usually attached to the meters and are powered by long-life batteries. During 2002, Itron partnered with two companies to develop meter module solutions for the solid-state meter market. In these situations our AMR technology is integrated into solid-state meters.

We also offer a separate line of meter modules for use outside of the U.S. and Canada. The primary differences between the meter modules used in the U.S. and Canada and in international markets are the radio frequency band in which they operate and the physical configuration of the module.

Handheld AMR:    Handheld AMR uses radio-equipped handheld computers to read module-equipped electric, gas or water meters via radio without the need to access the meter or customer premises. A radio is integrated into a handheld computer. A software module in the meter reading system allows the handheld computer to determine which meters are read by manual efforts, by radio, or by an optical probe. As a meter reader walks a route, the radio-equipped handheld computer sends a radio wake-up signal to nearby radio-based meter modules that have been attached to electric, gas or water meters. The unit then receives meter reading and tamper data back from the meter modules. The same handheld computer can read any combination of properly equipped electric, gas and water meter modules.

Handheld AMR is normally used to read the 5-10 percent of accounts within the utility service territory that have high-cost or hazardous-to-read meters. The meters are typically located in a geographically dispersed environment, scattered throughout the service territory. These meters may be situated in a basement, in a back yard with a dangerous dog or locked gate, or with a customer who doesn’t want the meter reader on the property.

Mobile AMR:    Mobile AMR uses vehicles equipped with radio units to read ERT module-equipped electric, gas or water meters via radio without the need to access the meter. A radio transceiver in Itron’s Mobile Collection System is installed in a utility vehicle. Route information is downloaded from the utility billing system and loaded into the radio transceiver. While driving along a meter reading route, the transceiver broadcasts a radio wake-up signal to all ERT meter modules within range and receives the ERT messages when they respond. As a result of this level of saturation, meter reading efficiency is dramatically improved.

Fixed Network 2.0:    Launched in the fall of 2001, Itron’s Fixed Network 2.0 is designed for a utility of any size or service environment to meet its advanced meter data collection objectives. Fixed Network 2.0 combines Itron’s wireless RF technology for “last mile” communications between locally installed concentrator devices and meter endpoint devices with flexible public network communications capabilities for communication and data transfer between the concentrators and the host processor. Fixed Network 2.0 also features significantly improved data processing speeds and data management capability, as well as an open architecture design that allows for the interface and sharing of data with other utility applications such as outage management, distribution operations, and load research.

Commercial and Industrial (C&I) Network:    Our C&I Network uses advanced, peer-to-peer radio communications to transport metering data from solid-state electric meters equipped with Itron External Meter Modems (EMMs). The data travels from the EMMs, through a system of radio relays, to a hub, which then routes the data using a single dedicated phone line to an Itron MV-90 host processor. There the data can be integrated with a variety of Itron and other software applications to provide a variety of billing, internet-based data presentment, load forecasting, settlements, marketing, load curtailment, energy management, load research and system engineering applications.

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

In addition to our own C&I network, during 2002 Itron agreed to be the exclusive distributor of SmartSynch’s SmartMeter SystemSM, a wireless communications system that uses public networks and the internet for communicating with and collecting data from solid-state commercial and industrial electric meters.

The SmartMeter system is installed within a regular electric meter, resulting in efficient, low-cost installations and operations. The SmartMeter collects power quality and usage data, then compresses and encrypts the data for superior transmission economics and data/device security. As data is collected, it travels through wireless public communication networks to the company’s TMS software, a unique application that seamlessly interfaces SmartMeters over advanced communication networks and the internet.

The SmartMeter System and the Itron C&I Network are complementary products—each has their own strengths and value depending on a utility’s needs and objectives. With its drop-in capability and use of public wireless communications networks, the SmartMeter System is ideally suited and cost effective for selective deployments in areas with public wireless network coverage. Conversely, the system architecture and communications capabilities of the Itron C&I Network make it a cost effective solution for areas with groups of C&I meters, such as commercial and industrial parks, strip malls, downtown areas, or large commercial and industrial facilities with multiple metering points.

Commercial and Industrial Data Collection and Management Software

Commercial and industrial (C&I) meters have more sophisticated measurement capabilities than residential meters and collect much more data from the meter that must be conveyed back to energy providers and others. There are a wide variety of these meters by multiple meter vendors with no uniform communications standards.

Itron is a leading provider of software systems for collection, validation and editing of interval, register and event data from C&I meters. Our C&I software systems have extensive functionality to support data validation and data editing, data totalization, time-of-use pricing, load research, interactive graphics, billing and financial settlement, load forecasting and demand management, distribution operations and planning, marketing and customer care, and deregulated marketplace transactions. Our C&I software is very scalable and can be operated on a single PC as well as in wide-area network operating environments and distributed systems.

Handheld Systems and Products

We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communications options, interface devices for electronic meters and easy to use keyboards that can be customized to the needs of our customers.

Workforce Automation Software

Field service operations represent an opportunity in which technologies such as wireless communications, the internet, and real-time data exchange can be applied to achieve operational efficiency, productivity and customer service. In 2002, we acquired eMobile. eMobile’s flagship product is Service-Link, a web-based application for utility field service dispatching and mobile workforce management. By combining wireless communications with the internet and real-time information exchange, Service-Link enables utilities to streamline and automate many of the processes associated with field service, including turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. An important feature of Service-Link is its ability to be configured to meet many of the dispatch and data collection needs of utilities.

Service-Link enables information to be downloaded to mobile computers via regular dial-up docking station connections or via wireless communications. Service-Link supports numerous handheld devices ranging from a pocket PC/PDA to a full laptop computer. Service-Link uses the internet and a utility’s local-area network or wide-area network to provide connections between a server, dispatcher workstations, customer service representatives, and the wireless network.

Residential Energy Management

In 2002, Itron introduced new products and conducted two market development trials for residential energy management solutions. Itron partnered with Lanthorn Technologies to facilitate the trials. The trials utilized an internet connection within the home to control a thermostat and monitor energy consumption. Lanthorn Technologies provided the utility and consumer interfaces and messaging application for monitoring consumption from Itron ERTs, and delivered thermostat control in near real-time. This technology may allow utilities to more accurately predict when to shift or reduce peak load while providing flexible tools to execute the load reduction event. The trial results also demonstrated that these tools could improve customer service and provide utilities with value added services they can offer to their customers.

Transmission and Distribution Software and Engineering Services

TDS provides software solutions and engineering consulting services for optimizing utility transmission and distribution systems. Specific TDS products include: (1) licensed software tools, typically sold on a seat license basis with follow-on software maintenance contracts for transmission line design, distribution line design and substation design, (2) software services that help utilities apply TDS tools, including data entry of utility codes and standards, and electrical and mechanical design standards, (3) engineering consulting services for transmission and distribution line design, and (4) joint use services, which include services and software tools, for surveying utility poles in preparation for attachment of cables and equipment of other carriers (cable companies, competitive local exchange carriers, etc.) and software tools for calculating a utility pole’s capability for carrying wires and other devices, creating work orders to repair or make poles ready for additional attachments, and determining compliance with local codes and safety rules.

Consulting, Analysis and Forecasting Services and Software

Itron’s software and consulting services are used by energy utilities, energy marketers, research organizations, industrial and corporate customers, and government agencies for load and price forecasting, analysis and planning, energy and resource economics assessment, utility program analysis, and market share research. Additionally, Itron’s customers use our consulting services to evaluate and develop energy efficiency programs and assess renewable energy technology.

RER’s solutions offer utilities and other market participants solutions that forecast needs including load growth, new facilities requirements, customer reaction to proposed programs and rates, software for day ahead and other predictive needs. Itron provides forecasting services and software products to improve system operation, scheduling, risk management and financial performance.

Customers, Sales and Distribution

We use a combination of direct and indirect sales channels. We primarily utilize direct sales, technical and administrative support teams to serve the needs of the large electric, gas and water utilities. At December 31, 2002, we had approximately 70 employees in direct sales and technical support. For other utilities, we conduct sales and technical support activities primarily through distributors, representative agencies and end-manufacturer representatives. At December 31, 2002, we had approximately 30 indirect channel representatives. We also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers, in which the manufacturers incorporate our meter modules at their own facilities into new meters and then offer them for sale. In addition to selling our own AMR modules, we license AMR technology to certain electric meter manufacturers who either manufacture their own AMR modules or who imbed our AMR technology into their meters. Cumulatively, as of December 31, 2002, over 1.5 million electric meters have Itron’s AMR technology through these licensing arrangements. In addition to utilities, we also call on other energy market participants including regional transmission organizations, independent transmission companies, energy service providers and large energy users.

We address the market and serve our customers through four business units:

Electric:    This business unit focuses on roughly 120 investor-owned utilities. The utilities are primarily located in the U.S. and Canada and represent large electric, and combination electric and gas utilities. In total, these customers represent approximately 102 million electric meters, 27 million gas meters and 4 million water meters.

Natural Gas:    This business unit focuses on approximately 80 U.S. and Canadian investor-owned utilities, including subsidiaries, encompassing approximately 40 million gas meters and 3 million electric meters.

Water and Public Power:    This business unit focuses on approximately 50,000 water utilities, over 2,000 municipalities providing electric, gas and/or water service and over 900 electric cooperative utilities in the U.S. and Canada. The largest utilities in this segment include over 130 water utilities and municipalities, representing approximately 29 million water meters, 4 million electric meters and 1 million gas meters.

International:    This business unit focuses on sales of products, systems and services outside of the U.S. and Canada. We estimate that outside of the U.S. and Canada, there are approximately 900 million to 1.2 billion meters. We have a significant handheld meter reading market share with utilities in Japan, Korea, Australia, and parts of Europe. Interest in AMR systems and technology varies widely from country to country and overall is at a very early penetration level.

Marketing

Marketing activities include market intelligence, marketing communications, customer relationship management, and regulatory and legislative affairs. Our marketing efforts focus on Company and product brand awareness and recognition principally through an integrated marketing communications approach including trade shows, symposiums, brochures and collateral, published papers, the Itron website, advertising, direct mail, electronic communications, newsletters, conferences, annual users forums, industry standards committee representation and regulatory support. We maintain communications with our customers through integrated marketing communication campaigns. Additionally, we are continuing to build and expand our customer relationship management system based upon Siebel software.

We attend and participate in several major industry conferences each year, which include the DistribuTECH Conference and the Automatic Meter Reading Association Conference. Our Annual Users Conferences offer an important opportunity for Itron and our customers to come together and share ideas about Itron products, industry happenings and customer needs.

Product Development

We have maintained our leadership position in part because of our commitment to developing new products and continued enhancement of existing products. Our next generation technology development is primarily focused on data collection, communications technologies and software applications. We also invest in expanding and upgrading new hardware and software platforms for handheld and automatic meter reading systems. We spent $36.8 million and $30.0 million on product development in 2002 and 2001, respectively. Over 50% of our 2002 product development dollars were spent developing future products.

Manufacturing

We manufacture meter modules and other communications technology products, as well as certain peripheral equipment. Our primary manufacturing objective is to participate in the design through concurrent engineering and produce cost effective, high quality meter modules and network components utilizing high volume production equipment and processes. We outsource the manufacturing of certain handheld systems and peripheral equipment, as well as other low volume AMR products, to a contract manufacturer in which we have a 30% ownership interest. The contract manufacturer leases approximately 30,000 square feet, or 21%, of our Spokane facility. In addition, most of our handheld systems products, telephone modules and international meter module products are manufactured for us by third parties.

Our primary manufacturing facility is located in Waseca, Minnesota. We currently have the capacity to produce approximately 6.4 million (combination of electric, gas and water) meter modules annually on a three-shift basis. We are currently running at approximately 70% capacity in total, however, capacity for individual products varies throughout the year depending on current demand. Itron is committed to pursuing annual outside quotes for the production of its meter modules to ensure that its manufacturing is cost competitive and to maintain a base of contract manufacturers that are familiar with the products and capable of producing them.

We have installed extensive automated testing equipment in our manufacturing facility to provide quality control and process repeatability. Our testing includes both visual inspection and automated testing of the technical parameters established for each of our products. Our quality control equipment also includes a sophisticated information system that collects data from testing equipment and provides extensive reports and analysis of such data. This information system permits us to promptly identify potential problems or weaknesses in our manufacturing processes. During 2003, we intend to upgrade our quality system to ISO 9000-2000 and receive ISO 14000 certification for environmental compliance.

Employees

As of December 31, 2002, we employed 1,434 full-time regular and contract manufacturing persons, 30% in manufacturing, 37% in product development, 4% in marketing and IT, 10% in service and support, 10% in finance and corporate administration and 9% in our business units.

Of these employees, 94.2% were located in the U.S., 1.8% in Canada, 1.7% in Australia and 2.3% in Europe. None of our domestic employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be healthy.

Competition

Although we are the industry leader in supplying energy and water data collection products, systems and services to the utility industry in the U.S. and Canada, and in many other areas around the world, we face competition from a variety of companies in each of the markets we serve. The large market potential for meter reading automation has led communications, electronics and other companies to begin developing and marketing various systems. Some of these companies currently compete, and in the future others may compete with our products, systems, and services. These competitors can be expected to offer a variety of technologies and communications approaches, as well as meter reading, installation and other services to utilities and other industry participants. There are several market participants that may be both competitors and partners. We expect competition in the AMR market to increase as current competitors and new market entrants introduce competitive products.

As of December 31, 2002, we had a greater than 50% market share of AMR meter modules shipped to date in the U.S. and Canada. The next largest competitor is Schlumberger, which we estimate represents roughly 25% of the installed market. There are also a few system providers, radio-based and power-line-carrier-based, most of whom are narrowly focused, that have recently been awarded systems at utilities, including companies such as DCSI, Datamatic, Hexagram, Hunt, Invensys, Neptune, Nexus, Ramar, and Trace.

We face competition in energy information management from a number of companies such as ABB, ICF Kaiser, Lodestar, and Siemens. In competitive wholesale markets in California and Ontario, Canada, we have partnered with ABB and Cap Gemini to offer a total integrated system solution. We may continue to partner with some of these companies, as well as other consulting and system integration companies, to address future competitive energy markets with Itron systems.

We believe that as we expand our offerings towards optimizing energy delivery there are several very large suppliers of equipment, services or technology to the utility industry that have developed or could develop competitive products for this market, such as ABB, Invensys and Siemens. Similarly, we believe that as we move towards offering systems and solutions for end-use customers, we will face competition from billing and in-building controls companies. We hope to develop cooperative relationships with several of these companies to jointly develop and offer solutions to the market.

In the market for utility field workforce automation, we expect to compete with companies such as DB Microware, MDSI and Utility Partners.

For our transmission systems products we compete with Power Line Systems and others. In the distribution software business, we compete with Cook-Hurlbert and GE/Smallworld. Additionally, Roussey and Enghouse offer underground distribution products. In the engineering consulting business the primary competitors are Black and Veatch, Power Engineers and Sargent and Lundy along with other regional players.

Intellectual Property

We own or license numerous U.S., Canadian and foreign patents and have filed various patent applications. These patents cover a range of technologies for meter reading, portable handheld computer and AMR related technologies. We also rely on copyrights to protect our proprietary software and documentation. We have registered trademarks for most of our major product lines in the U.S. and many foreign countries. The Company is currently involved in a legal action related to a patent dispute. As a result, the Company has redesigned its current products that were found by a jury to infringe on a third party patent. We believe that our continued success will be based on continued innovation, market knowledge, technical and marketing capabilities, existing relationships with utilities and a fundamental commitment to customer service excellence.

FCC Regulation and Allocation of Radio Frequencies

Certain of our products made for use in the U.S. use radio frequencies, the access to and use of which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permit certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our radio meter modules are Part 15 devices that transmit information back to either the handheld, mobile or network AMR reading devices in the 910-920 MHz band pursuant to these rules.

On May 24, 2002, the FCC adopted the service rules governing the use of the 1427-1432 MHz band. The Company was originally granted a nationwide license to operate in the band during 1994. Among other things, the new rules reserve the upper 2.5 MHz of the band for general telemetry, including utility telemetry, and provide that non-exclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with the use of the lower part of the band by hospitals. Although the FCC will issue licenses on a non-exclusive basis, and it is possible that the demand for spectrum will exceed supply, we believe that the Company will continue to have access to spectrum in the 1429.5-1432 MHz band under favorable conditions.

Backlog of Orders

We enter into short-term and long-term contracts to supply hardware, software and services to our customers. Long-term (multi-year or annual) contracts are subject to rescheduling or cancellation by our customers. Bookings and backlog can be highly variable from period to period primarily due to the nature and timing of large orders.

Backlog is not a complete measure of our business and pertains only to manufactured products and associated software and services, such as installation services. Software only sales tend to be book and ship business, so that at the end of an accounting period little or no software backlog exists for software only orders. Bookings for a reported period represent the revenue value of contracts signed during a specified period except for those related to annual maintenance, joint use (utility pole surveys) and engineering services. Instead, revenues from these contracts are included in bookings during the quarter in which the revenues are earned. At December 31, 2002, the estimated value of these contracts approximates $45 million on an annual basis.

Total backlog represents the revenue value of undelivered contractual orders, excluding annual maintenance, joint use and engineering services contracts. Twelve-month backlog represents the estimated portion of total backlog that will be earned over the next twelve months.

Information for bookings and backlog by quarter for 2002 and 2001 is as follows ($ in millions):

	Total Bookings	Quarter Ended
Quarter Ended		Total Backlog	12-month Backlog
December 31, 2002	$61	$197	$100
September 30, 2002	87	200	109
June 30, 2002	45	179	95
March 31, 2002	38	202	112
December 31, 2001	63	203	115
September 30, 2001	61	195	98
June 30, 2001	45	184	79
March 31, 2001	75	188	71

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Environmental Regulations

In the ordinary course of our business, we use metals, solvents, and similar materials that are stored on site. The waste created by use of these materials is transported off-site on a regular basis by a state-registered waste hauler. Itron has made a concerted effort to eliminate the use of mercury and other hazardous materials in its products. Itron complies with state and federal regulations regarding storage, emissions, and the disposal of waste.

SEC Filings

The Company’s SEC filings are available under the Investor Relations section of Itron’s website at www.itron.com. The SEC filings are available free of charge on the website as soon as practicable after they are filed with or furnished to the SEC.

Trademarks

Itron, Linesoft, and ERT, are registered trademarks of Itron, Inc. MV-90, Service-Link, and “Knowledge to Shape Your Future” are trademarks of Itron, Inc.

Certain Risk Factors

Itron is dependent on the utility industry, which has experienced volatility:

We derive substantially all of our revenues from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. We have experienced variability of operating results, on both an annual and a quarterly basis as a result of these factors.

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

In the past, we have experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Often such purchase decisions are put on hold indefinitely when merger negotiations begin. If we were to experience a high amount of industry merger and acquisition activity, our revenues could be materially adversely affected. In the past, the unbundling of metering and certain other services from the basic transport aspects of electricity distribution resulted in significant delays in purchasing decisions as those regulations were being analyzed, which had a material adverse impact on our business. If we were to experience future state or other regulatory decisions that cause a delay in purchasing decisions, changes in our customer base, or requirements to modify our products and services (or develop new products or services) to meet the needs of market participants, our results could be materially and adversely affected.

Itron’s acquisitions of and investments in third parties carry risks:

Acquisitions and investments may involve numerous risks such as the diversion of senior management’s attention from the core business, unsuccessful integration of the acquired entity’s operations, technologies and products, lack of market acceptance of new services and technologies, or a shift in industry dynamics that negatively impacts the forecasted demand of the new products. Impairment of an investment, or goodwill and intangible assets may result if these risks materialize. In addition, acquisitions may involve the assumption of obligations or significant one-time write-offs. In order to finance any future acquisitions, we may need to raise additional funds through public or private financings.

Itron utilizes financing from third parties:

Itron may utilize financing for outsourcing contracts, business expansion efforts or other capital requirements. The risks associated with indebtedness include the commitment of a portion of our cash flow from operations to payments on the indebtedness, limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and interest rate fluctuations (additionally refer to the Subsequent Event section).

Itron’s quarterly results may fluctuate substantially:

While we were profitable in fiscal years 2002, 2001 and 2000, we experienced operating losses in some quarters during those periods and in periods prior to 2000. There can be no assurance that we will maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of factors such as costs related to acquisitions, legal activity, changes in internal structure, size and timing of significant customer orders, FCC or other governmental actions, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and the general economic conditions affecting enterprise spending for the energy industry. In addition, financial results may fluctuate due to new accounting standards or changes to existing accounting standards affecting the timing of revenue and expense recognition.

Itron depends on its ability to develop new products:

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment in order to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of our technologies or products. Although we have rigorous product lifecycle processes, there can be no assurance that we will meet our product development schedules. There can be no assurance that we will have market acceptance of our new products and solutions. International market acceptance for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions.

Itron has a limited number of large customer contracts:

In some years, our revenues are concentrated with a limited number of customers, the identity of which changes over time. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these contracts could have a material adverse effect on the Company.

Itron is facing increasing competition:

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Itron is affected by availability and regulation of radio spectrum:

A significant portion of our products use radio spectrum and in the U.S. are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. There can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or Congress will adopt additional changes in the future.

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. If we are unable to modify our products to meet such requirements, we could experience delays in completing such modifications, or the cost of such modifications could have a material adverse effect on our future financial condition and results of operations.

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

We are also subject to regulatory requirements in international markets that vary by country. To the extent we wish to introduce products designed for use in the U.S. or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and power specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products.

A number of key personnel are critical to the success of Itron’s business:

Our success depends in large part upon our ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on our business. Our success depends upon our ability to continue to attract and retain highly qualified personnel in all disciplines.

Itron may face liability associated with the use of products on which patent ownership or other intellectual property rights are claimed:

Itron is or may be subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology from others, require us to cease marketing or using certain products, or require us to redesign certain products, any of which could negatively affect our business, financial condition and operating results. If we are required to seek licenses under patents or proprietary rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could harm our business, financial condition and operating results.

Itron may be unable to adequately protect its intellectual property:

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that these patents and trademarks, or any patents or trademarks issued in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted there under will provide meaningful proprietary protection. Detecting infringement and misappropriation of intellectual property can be difficult, time consuming, and costly. If we detect infringement or misappropriation, litigation could be ultimately unsuccessful.

Itron depends on certain key vendors:

Certain of our products, subassemblies and system components are procured from a single source, and others are procured only from limited sources. Our reliance on such components or on these limited or sole source vendors or subcontractors involves certain risks, including the possibility of shortages, obsolescence and reduced control over delivery schedules, manufacturing capability, quality and costs.

Itron may face warranty exposure:

Itron generally provides product warranties for varying lengths of time. In anticipation of such expenses, we establish allowances for the estimated liability associated with product warranties. However, these warranty allowances may be inadequate, and we may incur additional warranty expenses in the future with respect to new or established products.

Itron is subject to international business uncertainties:

International sales and operations may be subject to risks such as the imposition of government controls, political instability, restrictions on the export of critical technology, currency exchange rate fluctuations, availability of qualified third party financing, generally longer collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, and potential insolvency of international dealers. In addition, the laws of certain countries do not protect our products to the same extent as do the laws of the U.S. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

Itron has anti-takeover provisions in place that make it more difficult for a third party to acquire the Company:

We have the authority to issue 10 million shares of preferred stock in one or more series, and to fix the powers, designations, preferences, and relative, participating, optional or other rights thereof without any further vote or action by our shareholders. The issuance of preferred stock could dilute the voting power of holders of common stock and could have the effect of delaying or preventing a change in control of the Company. Certain provisions of our Restated Articles of Incorporation, Restated Bylaws, shareholder rights plan and employee benefit plans, as well as Washington state law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management, or may limit the price certain investors may be willing to pay in the future for our shares of common stock.

Itron is subject to regulatory compliance:

We are subject to various governmental regulations related to occupational safety and health, labor, and wage practices. We are subject to various government regulations regarding the performance of certain engineering services. We believe that we are currently in material compliance with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions which could materially and adversely affect our business, financial condition, and results of operations.

Itron may incur liability arising from the use of hazardous materials:

In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by a state-registered waste hauler. We are subject to federal, state, and local regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce our products. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions which could materially and adversely affect our business, financial condition, and results of operations. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim will not arise, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

Itron’s stock price may be subject to volatility:

The market price of our common stock has experienced fluctuations since it commenced trading in 1993 and is likely to fluctuate significantly in the future. Our stock price can fluctuate due to a number of factors such as general market conditions, the economy, stock sales by executive officers, variations in quarterly operating results, announcements about us or our competitors, announcements of significant contracts, acquisitions, strategic partnerships or capital commitments, the introduction of new technology or products by us or our competitors, conditions and trends in the energy industry, comments regarding us or the industry by analysts, and changes in earnings estimates.

Executive Officers of the Registrant

Set forth below are the names, ages, titles with the Company, and principal occupations and employment for the last five years of the persons serving as executive officers of Itron as of March 14, 2003.

Name	Age	Position

LeRoy D. Nosbaum	56	Chairman and Chief Executive Officer

Robert D. Neilson	46	President and Chief Operating Officer

William L. Brown	57	Vice President, Transmission and Distribution (T&D) Solutions Group

Michael A. Cantelme	49	Vice President, Client Services Group

Russell N. Fairbanks, Jr.	59	Vice President and General Counsel

Steven M. Helmbrecht	40	Vice President and General Manager, International

John W. Hengesh, Jr.	48	Vice President and General Manager, Natural Gas and Water & Public Power

Randi L. Neilson	40	Vice President, Marketing and Information Technology

David G. Remington	61	Vice President and Chief Financial Officer

Jemima G. Scarpelli	44	Vice President, Investor Relations and Corporate Communications

Douglas L. Staker	43	Vice President, Mobile and Network Telemetry Systems Group

Russell E. Vanos	46	Vice President and General Manager, Electric

Robert W. Whitney	44	Vice President, Manufacturing and Supply Chain Management

John M. Woolard	37	Vice President and General Manager, End User Solutions and Energy Management Solutions Group

LeRoy Nosbaum was named Chairman of the Board in May 2002 and Chief Executive Officer in March 2000. Since joining Itron in 1996, LeRoy has held positions as Chief Operating Officer and Vice President with responsibilities over manufacturing, product development, operations and marketing.

Rob Neilson was appointed as a Director of Itron in February 2002, named President in October 2001 and Chief Operating Officer in March 2000. Rob joined Itron in 1983 and has held several positions including Vice President, Strategy and Business Development, as well as Vice President, Marketing.

Bill Brown was named Vice President, T&D Solutions Group in June 2002. Bill joined Itron in 1997 as Vice President, Network Systems Operations, and was named Vice President of Competitive Resources in January 2000.

Mike Cantelme joined Itron in July 2000 as Vice President, Client Services Group. From 1998 to 2000 Mike worked with Teligent, L.L.C. as Region Vice President of the Southern Region. Mike served in a number of positions including sales and customer installations while at Teligent.

Russ Fairbanks joined Itron in January 2000 as Vice President and General Counsel. From 1997 to 1999 Russ served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits.

Steve Helmbrecht joined Itron in September 2002 as Vice President and General Manager, International business unit. Prior to joining Itron, Steve was Chief Financial Officer of LineSoft Corporation beginning in 2000. Prior to joining LineSoft, Steve spent seven years with SS&C Technologies, Inc., a software company focused on portfolio management and accounting systems for institutional investors.

John Hengesh, Jr. is Vice President and General Manager, Natural Gas and Water & Public Power business units. Since joining Itron in 1984, John has served in a number of positions covering sales, marketing, hardware and software development, manufacturing, quality, and customer and field support.

Randi Neilson was named Vice President, Marketing in January 2000. Randi assumed responsibility for Information Technology (IT) in July 2002. Randi joined Itron in 1990 and has served in a number of positions most recently as Director of Solutions and Product Marketing.

Dave Remington joined Itron in 1996 as Vice President and Chief Financial Officer. Before joining Itron, Dave was an investment banker specializing in structured asset-based financings including power and energy related transactions.

Mima Scarpelli was named Vice President, Investor Relations and Corporate Communications in January 2000. Mima joined Itron in 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller.

Doug Staker was named Vice President, Mobile and Network Telemetry Systems Group in January 2002 and is the Director of Product Marketing. Doug joined Itron in 1989, and has held a number of positions within the Company, including Product Manager for Electric ERT Products and Product Manager for Fixed Network Systems.

Russ Vanos returned to Itron as Vice President and General Manager, Electric business unit in January 2001. Russ first joined Itron in 1980 and has held numerous positions, including Vice President, Utility and Energy Services Solutions from 1997 until January 2000. During 2000, Russ was Vice President of Sales at LineSoft.

Bob Whitney was named Vice President, Manufacturing and Supply Chain Management in April 2000. Bob joined Itron in 1992 and has held numerous positions such as Director of Manufacturing for Itron’s Minnesota operations.

John Woolard was named Vice President and General Manager, End User Solutions business unit and Energy Management Solutions Group in March 2003. John joined the Company upon Itron’s acquisition of Silicon Energy Corporation. John co-founded Silicon Energy and was their President, Chief Executive Officer, and Chairman of the Board since December 1997.

ITEM 2:    PROPERTIES

Our headquarters consist of approximately 141,000 square feet of owned space in Spokane, Washington. We sublease approximately 30,000 square feet of our headquarters to a subcontract manufacturer in which we have a 30% ownership interest. In Raleigh, North Carolina, we lease approximately 77,000 square feet. In Waseca, Minnesota, we lease 106,000 square feet of manufacturing and engineering space. In association with the 2002 acquisitions of LineSoft, RER, and eMobile, we added approximately 72,000 square feet of leased facilities in the U.S. and Canada. In addition, we have approximately 33,000 square feet of leased space in various cities in North America for sales and service. Our International business unit leases sales offices in the United Kingdom, France and Australia. The above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

Benghiat Patent Litigation

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment in the U.S. District Court for the District of Minnesota (Civil Case No. 99-cv-501) that a patent owned by Benghiat (patent no. 5,757,456, the ‘456 patent) is invalid and not infringed by Itron’s handheld meter reading devices. On April 23, 1999 Benghiat filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the U.S. District Court for the District of Minnesota. The case went to trial before a jury on December 9, 2002. On December 20, 2002 the jury returned a verdict and found that Itron’s manual entry handheld meter reading devices sold in the U.S. since April 1993 infringed the ‘456 patent. The jury awarded Benghiat damages in an amount of $7.4 million dollars, which represents a royalty of approximately 5% on revenues from infringing products sold from 1993 to the date of the verdict. Itron accrued that amount in 2002. The jury also found that Itron’s infringement was willful. As such, Benghiat has asked the court to treble the damages and award him attorney’s fees. Benghiat may seek to enjoin the sale of infringing products. Although Itron continues to believe that its products do not infringe the ‘456 patent, it has nevertheless redesigned its current products that were found to infringe by the jury and has received an opinion of its outside patent counsel that the redesigned products do not infringe the ‘456 patent. The redesign has changed the functionality of the products, which may impact future customer acceptance. It is difficult to predict whether this will have a material impact on future revenues or net income. Revenues related to the infringing products were approximately $20 million in 2002. The court has not rendered judgment based on the jury’s verdict and will not do so until a number of post-trial motions by both parties have been made and ruled on by the court. Final judgment is not expected to be entered until April 2003 or later. Itron is also evaluating grounds for appeal. There can be no assurance, however, that Itron will prevail on appeal.

The Company is not involved in any other material legal proceedings.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2002.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Itron’s common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2002 and 2001 as reported by the NASDAQ National Market.

	2002		2001
	High	Low	High	Low
First Quarter	$32.30	$22.25	$12.50	$3.50
Second Quarter	$36.50	$19.99	$18.98	$10.25
Third Quarter	$26.98	$12.53	$23.84	$14.25
Fourth Quarter	$25.90	$16.12	$34.21	$20.13

Holders

At February 28, 2003 there were approximately 501 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The section entitled “Equity Compensation Plan Information” appearing in the 2002 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

Unregistered Equity Security Sales

None.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2002	2001	2000	1999	1998
	($ in thousands, except per share data)
Statement of Operations Data
Revenues
Sales	$241,158	$183,425	$141,899	$147,128	$187,051
Service	43,684	42,130	38,042	46,284	54,351

Total revenues	284,842	225,555	179,941	193,412	241,402
Cost of revenues	152,573	127,696	109,092	202,640	167,276

Gross profit (loss)	132,269	97,859	70,849	(9,228)	74,126
Operating expenses
Sales and marketing	30,603	24,952	19,902	24,536	23,343
Product development	36,780	30,000	21,331	26,764	33,493
General and administrative	26,653	16,780	18,389	14,205	13,482
Amortization of intangibles	2,356	1,486	1,762	1,986	2,261
Restructurings	3,135	(1,219)	(185)	16,686	3,930
Litigation accrual	7,400	—	—	—	—
In-process research and development	7,200	—	—	—	—

Total operating expenses	114,127	71,999	61,199	84,177	76,509
Operating income (loss)	18,142	25,860	9,650	(93,405)	(2,383)
Other income (expense)
Equity in affiliates	126	(616)	1,069	(600)	(1,154)
Interest income	1,187	1,410	1,110	—	—
Interest expense	(2,061)	(5,112)	(5,313)	(6,585)	(6,399)
Other income (expense)	1,465	(176)	2,022	5,954	(109)

Total other income (expense)	717	(4,494)	(1,112)	(1,231)	(7,662)

Income (loss) before income taxes and cumulative effect of change in accounting principle	18,859	21,366	8,538	(94,636)	(10,045)
Income tax (provision) benefit	(10,176)	(7,916)	(3,270)	26,040	3,820

Net income (loss) before cumulative effect of change in accounting principle	8,683	13,450	5,268	(68,596)	(6,225)
Cumulative effect of change in accounting principle, net of income taxes of $1,581	—	—	(2,562)	—	—

Net income (loss)	$8,683	$13,450	$2,706	$(68,596)	$(6,225)

Earnings Per Share
Basic
Income (loss) before cumulative effect	$0.45	$0.86	$0.35	$(4.62)	$(0.42)
Cumulative effect	—	—	(0.17)	—	—

Basic net income (loss) per share	$0.45	$0.86	$0.18	$(4.62)	$(0.42)

Diluted
Income (loss) before cumulative effect	$0.41	$0.75	$0.34	$(4.62)	$(0.42)
Cumulative effect	—	—	(0.17)	—	—

Diluted net income (loss) per share	$0.41	$0.75	$0.18	$(4.62)	$(0.42)

Weighted average number of shares outstanding
Basic	19,262	15,639	15,180	14,851	14,668
Diluted	21,380	18,834	15,385	14,851	14,668

Balance Sheet Data
Working capital	$51,036	$66,646	$45,340	$44,261	$54,230
Total assets	247,246	202,691	177,231	192,079	247,755
Total debt	5,453	64,484	65,446	74,998	92,197
Shareholders’ equity	161,601	76,052	52,092	47,526	115,023

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Information” and the Consolidated Financial Statements and Notes thereto.

Certain Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate of customer demand for our products, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risk Factors.”

Overview

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end-user customers, wholesale power market participants and others.

Critical Accounting Policies

Revenue Recognition:    Sales consist of hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

The Company recognizes revenues from hardware at the time of shipment, receipt, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements.

Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts.

Inventories:    Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Inventory is subject to rapidly changing technologies. There can be no assurance that technological advances will not cause some or all of our inventory to become obsolete or uneconomical.

Warranty:    The Company offers standard warranty terms on most of our product sales of between one and three years. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty provision covers estimated standard warranty cost for the second and third years of customer use and future expected costs of testing and replacement of radio meter module batteries and fixed network equipment. Management continually evaluates the sufficiency of warranty provisions and makes adjustments when necessary. Actual warranty costs may fluctuate and may be different than amounts accrued.

Contingencies:    The Company is subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. An estimated loss from a contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations. The Company has been party to an ongoing legal dispute in regards to whether certain of its products infringe upon a third party patent. The Company has accrued $7.4 million in the fourth quarter of 2002 in connection with the patent litigation. The judge’s future rulings could have a material impact on the Company’s financial statements. Because the jury found the Company’s infringement was willful, the court may treble the damages award and assess attorney’s fees against the Company. Based on other motions before the court, the court may also reduce the damages award. Final judgment is not expected to be entered until April 2003 or later. The Company is also evaluating grounds for appeal.

Results of Operations

Effective January 1, 2002, we realigned our organization from six business units, comprised of both customer segments and products, to four business units focused on the customer segments that we serve. Results from the former Client Services and Energy Information Systems (EIS) segments, which are now product groups, have been reclassified into our Electric, Natural Gas, Water & Public Power, and International business units for 2001 and 2000. Business unit results throughout this report have been reclassified to reflect our new 2002 organization.

Revenues for each business unit consist of hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers. Inter-segment revenues are immaterial. Segment cost of sales are based on standard costs which include materials, direct labor and an overhead allocation based on projected production for the year. Variances from standard costs are included in Corporate cost of sales and are not allocated to the business units.

Revenues and Gross Margins

Total Company Revenues and Gross Margins

Revenues for 2002 were $284.8 million compared with $225.6 million in 2001 and $179.9 million in 2000. The higher revenues in 2002 principally reflect increased hardware deliveries to existing domestic customers in the form of electric, gas and water AMR modules. Domestic revenues increased 35% over 2001. The three companies acquired in 2002 contributed a combined $11.2 million in revenue. Revenues declined in 2002 in our international markets and from our C&I meter data collection and analysis software licenses. Revenue growth in 2001 of 25% over 2000 was also primarily driven by increased hardware sales.

One customer represented 12% and 15% of total Company revenues in 2002 and 2001, respectively. Sales to this customer will continue through the fourth quarter of 2003 but will continue to decrease as a percentage of total Company revenues. Our customer concentration in revenue was about the same—in 2002, the top ten customers accounted for 45% of revenues, compared with 40% in 2001.

Gross margins improved year-over-year, growing to 46% in 2002 compared with 43% in 2001 and 39% in 2000. Improved domestic margins from 2000 to 2002 resulted from a combination of factors, including improved manufacturing efficiencies from higher production volumes and changes in product mix, specific cost reduction efforts, lower general market prices for electronic components and other supply-chain management initiatives. Service gross margins decreased in 2002 primarily due to a one-time increase in costs associated with a long-term service contract.

	Year Ended December 31,
	2002	2001	Change 2002-2001	2000	Change 2001-2000
	($ in millions)
Revenues
Sales	$241.1	$183.5	31%	$141.9	29%
Service	43.7	42.1	4	38.0	11

Total revenues	$284.8	$225.6	26%	$179.9	25%

	Year Ended December 31,
	2002	2001	Change 2002-2001	2000	Change 2001-2000
Gross Margin
Sales	49%	45%	4%	41%	4%
Service	30	36	(6)	34	2

Total gross margin	46%	43%	3%	39%	4%

Segment Revenues and Gross Margins

The following tables and discussion highlights significant changes in trends or components of revenues and gross margin for each segment.

	Year Ended December 31,
	2002	2001	Change 2002-2001	2000	Change 2001-2000
	($ in millions)
Segment Revenues
Electric	$136.8	$99.7	37%	$62.0	61%
Natural Gas	50.3	35.7	41	39.8	(10)
Water & Public Power	84.1	65.1	29	60.1	8
International	13.6	25.1	(46)	18.0	39

Total revenues	$284.8	$225.6	26%	$179.9	25%

	Year Ended December 31,
	2002	2001	Change 2002-2001	2000	Change 2001-2000
Segment Gross Margin
Electric	46%	42%	4%	44%	(2)%
Natural Gas	57	54	3	56	(2)
Water & Public Power	43	44	(1)	44	—
International	37	34	3	43	(9)
Corporate(1)	—	(1)	1	(7)	6

Total gross margin	46%	43%	3%	39%	4%

(1)	Corporate is included so that total segment gross margin reconciles to total gross margin above.

Electric:    Net revenues in 2002 increased by $37.1 million, or 37%, compared with 2001 primarily as a result of increased hardware shipments. Also contributing to the increase in revenues were the three acquisitions in 2002. Excluding the revenues from these acquisitions, revenue growth was 26% compared to 2001. In 2002, one customer represented 24% of the Electric business unit revenues and 12% of total Company revenues. In 2001, this customer represented 34% of the Electric business unit revenues and 15% of total Company revenues. Sales to this customer will continue through the fourth quarter of 2003 but will continue to decrease as a percentage of Electric and total Company revenues. The improved Electric segment margins resulted primarily from lower standard costs caused by higher production volumes and other manufacturing efficiencies, as well as a shift in the mix of products and services.

Electric segment revenues in 2001 were 61% higher than 2000 revenues and represented 44% of 2001 total revenues. The majority of this increase was due to continued shipments on the multi-year contract with the one significant customer. This customer represented 6% of the Electric business unit revenues and 2% of total Company revenues in 2000. Gross margin decreased 2% in 2001 compared to 2000 due to changes in the mix of customers and products.

Natural Gas:    Net revenues increased by $14.6 million, or 41%, compared with 2001 primarily due to increased hardware shipments. In 2002, one customer represented 20% of the Natural Gas business unit revenues and 4% of total Company revenues. Sales to this customer will continue through early 2003 under the current contractual obligation but will continue to decrease as a percentage of Natural Gas and total Company revenues. No revenues were generated from this customer in 2001. The improved Natural Gas segment margins resulted primarily from lower hardware costs caused by higher production volumes and other manufacturing efficiencies. Natural Gas segment revenues declined 10% in 2001 compared with 2000, primarily due to the completion of large contracts in 2000 that were not replaced by similar business during 2001.

Water and Public Power:    Net revenues increased by $19 million, or 29%, compared with 2001 as a result of increased hardware shipments and installation services. Sales through meter manufacturers and other indirect sales channels grew 31% in 2002. While Water and Public Power also benefited from higher hardware production volumes and manufacturing efficiencies, overall 2002 gross margins declined slightly due to increased lower margin installation sales as well as higher cost of service for our maintenance contracts.

Water and Public Power segment revenues were $5.0 million higher in 2001 compared with 2000 due to the initial deployment of modules for a multi-year AMR system for a new customer, the expansion of systems for existing customers, and increased shipments to meter manufacturers.

International:    Net revenues decreased by $11.5 million, or 46%, compared with 2001. This decrease is primarily due to an $8.9 million handheld meter reading system sale made to a customer in Japan in 2001, which was not replaced with a comparable size order in 2002. During the fourth quarter of 2002, we announced plans to restructure the European operations to improve the long-term profitability and efficiency of International operations. While we anticipate improved profitability of International operations in 2003, significant benefits from the restructuring efforts are not expected to be realized until after 2003. Margins were slightly higher in 2002 compared with 2001 due to a shift in product mix.

International segment revenues in 2001 increased 39%, or $7.1 million, over 2000 due to the significant handheld sale to a customer in Japan. Increased meter module sales in France and a large hardware installation of handheld sales in Australia in the second half of the year also contributed to 2001 International revenue growth. Gross margins decreased from 43% in 2000 to 34% in 2001, or 9%. The majority of this decrease was due to low margins on the large handheld shipments to Japan. In addition, we had more revenues from low margin AMR module shipments to customers in France in 2001 compared with 2000.

Corporate:    The business units outlined above utilize standard costs, which include materials, direct labor and an overhead allocation, to record product cost of sales. Variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. Corporate costs of sales were comparable as a percentage of revenue in 2002 and 2001. The decrease in costs in 2001 compared with 2000 was primarily due to the combination of efficiencies gained through the consolidation of manufacturing facilities, higher than planned production volumes in 2001 and lower market prices on electronic components.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues. Note that certain amounts in 2001 and 2000 have been reclassified to conform to the 2002 presentation.

	Year Ended December 31,
	2002	% of Revenue	2001	% of Revenue	2000	% of Revenue
	($ in millions)
Operating Expenses
Sales and marketing	$30.6	10.7%	$25.0	11.1%	$19.9	11.1%
Product development	36.8	12.9	30.0	13.3	21.3	11.8
General and administrative	26.7	9.4	16.8	7.4	18.4	10.2
Amortization of intangibles	2.3	0.8	1.4	0.6	1.8	1.0
Restructurings	3.1	1.1	(1.2)	(0.5)	(0.2)	(0.1)
Litigation accrual	7.4	2.6	—	—	—	—
In-process research and development	7.2	2.5	—	—	—	—

Total operating expenses	$114.1	40.1%	$72.0	31.9%	$61.2	34.0%

Sales and marketing expenses increased $5.6 million in 2002 compared with 2001, but decreased slightly as a percentage of revenue. The increase was a result of additional product marketing, product management, and sales staffing primarily related to the companies acquired in 2002. The increase in 2001 compared to 2000 was primarily due to investments in marketing programs and systems, strategy and business development activities, and increased commissions due to higher sales.

Product development expenses increased $6.8 million in 2002 compared with 2001, however decreased slightly as a percentage of revenue. The increase was due to increased development spending related to acquisitions and increased staff levels. The increase of $8.7 million in 2001 compared with 2000 was driven by increased spending on next generation product development.

General and administrative expenses increased $9.9 million in 2002 compared with 2001, and 2.0% as a percent of revenue, due to increased information technology investments, legal fees, compensation, and staffing resources. In addition, $2.3 million of the increase resulted from the entities acquired in 2002. The decrease in 2001 over 2000 was primarily due to favorable negotiation of a new communications contract and reduced legal fees for patent and FCC matters.

Amortization of intangibles increased $900,000 in 2002 compared with 2001. Amortization increased as a result of the addition of $16.2 million in amortizable intangible assets from acquisitions completed in 2002. This was offset by the discontinuance of goodwill amortization in 2002 due to the implementation of SFAS No. 142 as of January 1, 2002. Goodwill amortization was $749,000 in 2001. The Company completed its initial impairment test of goodwill in the second quarter of 2002, and its annual impairment test in the fourth quarter of 2002, and concluded in both cases that goodwill was not impaired. We expect amortization expense to increase in 2003 as a result of a full year of amortization expense related to the 2002 acquisitions.

Restructuring expenses were $3.1 million in 2002 compared with a recovery of $1.2 million in 2001. In 2002, we expensed $3.1 million for planned costs related to the restructuring of our European operations. The restructuring plan will result in the closure of the Vienne, France office, a reduction in workforce, the consolidation of product development efforts into existing Company locations and the outsourcing of select production efforts in order to improve the overall profitability of our International operations. Restructuring activities are anticipated to be complete by mid-2003.

In January 2003, we announced plans to restructure our EIS product group in Raleigh, North Carolina. The restructure plan will result in an estimated charge of $2.0 to $2.5 million in 2003 related to workforce reductions.

Restructuring expenses in 2001 reflect a net credit as a result of reversals of charges in previous periods primarily due to sublease of office space under more favorable terms than originally anticipated.

Total operating expenses in 2002 increased $42.1 million compared with 2001. The 2002 expenses include three unusual expenses totaling $17.7 million: (1) a European restructure charge of $3.1 million, (2) a write-off of in-process research and development (IPR&D) related to the acquisition of LineSoft of $7.2 million, and (3) a litigation accrual related to the Benghiat patent suit of $7.4 million. Excluding these unusual items, operating expenses totaled $96.4 million, an increase of $24.4 million from 2001. However, the expenses as a percentage of revenue remained fairly consistent year to year. Approximately one third of the $24.4 million increase came from our 2002 acquisitions.

In-Process Research and Development (IPR&D)

During 2002, we recorded $7.2 million in charges for IPR&D related to the acquisition of LineSoft as follows:

	IPR&D	Estimated cost to complete technology	Discount rate applied to IPR&D	LineSoft’s weighted average cost of capital
	($ in millions)
LineSoft Corporation	$7.2	$3.3	25%	20%

At the time of acquisition, LineSoft had five IPR&D projects, each contributing from 3% to 64% of the total IPR&D value. These projects were new versions of existing software products currently being sold, but were not subject to capitalization because they had not yet reached technological feasibility and had no alternative future use. We expect to benefit from the IPR&D projects as products that contain in-process technology are marketed and sold to end-users.

Other Income (Expense)

The following table shows other income (expense) and percent change from the prior year.

	Year Ended December 31,
	2002	2001	Change 2002-2001	2000	Change 2001-2000
	($ in millions)
Equity in affiliates	$0.1	$(0.6)	117%	$1.1	(155)%
Interest income	1.2	1.4	(14)	1.1	27
Interest expense	(2.1)	(5.1)	59	(5.3)	4
Other income (expense)	1.5	(0.2)	850	2.0	(110)

Total other income (expense)	$0.7	$(4.5)	116%	$(1.1)	(309)%

We had income related to equity in affiliates of $126,000 in 2002 compared with a loss of $616,000 in 2001. In 2001, we wrote-off approximately $850,000 of an investment in an affiliate. The loss from that write-off was partially offset with our share of income from other affiliates. The $1.1 million of equity in affiliates in 2000 resulted from increased sales of our water products by a distributor affiliate and a $150,000 net gain on the sale of our interest in another partially owned domestic affiliate.

In 2002, interest expense was $2.1 million compared with $5.1 million in 2001. The decrease in interest expense was primarily due to the conversion of convertible debt to equity and the early payoff of mortgage debt on the Company’s Spokane facility.

Included in 2002 other income (expense) was an $841,000 pretax gain from the sale of our Raleigh, NC facility and a $200,000 pretax gain from the early payoff of the mortgage on our Spokane facility. Included in 2000 other income (expense) was a $1.6 million pretax gain on the early extinguishment of subordinated debt.

Income Taxes

The 2002 effective income tax rate was approximately 54% compared with 37% in 2001 and 38% in 2000. The increase over the prior years is primarily due to the non-deductible $7.2 million charge for in-process research and development (IPR&D). Excluding the impact of non-tax deductible IPR&D charges in 2002, the adjusted effective tax rate was 39%. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets, new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

Cumulative Effect of Change in Accounting Principle

During the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101 (SAB 101), which outlines the Staff’s views on revenue recognition. As a result, we changed our revenue recognition for certain transactions related to customer acceptance, F.O.B. destination shipments, and outsourcing contracts under which we retain title to the related equipment. The implementation was accounted for as a cumulative change in accounting principle effective January 1, 2000.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill should be tested for impairment annually at the reporting unit level rather than being amortized over a useful life. The Company completed its initial impairment test of goodwill in the second quarter of 2002, and its annual impairment test in the fourth quarter of 2002, and concluded in both cases that goodwill was not impaired.

Financial Condition

	Year Ended December 31,
	2002	2001	2000
	($ in millions)
Cash Flow Information
Operating activities	$49.2	$32.3	$3.8
Investing activities	(23.3)	(38.0)	20.8
Financing activities	(13.9)	5.1	(4.9)

Net increase (decrease) in cash	$12.0	$(0.6)	$19.7

Operating activities:    We generated $49.2 million of cash from operations in 2002 compared with $32.3 million in 2001 and $3.8 million in 2000. Net income, adjusted for the change in noncash charges and credits, contributed $4.6 million to the $16.9 million increase in cash flow from operations from 2001 to 2002. Although 2002 net income declined $4.8 million compared with 2001, noncash charges to income increased $9.4 million. The primary reason for the increase in noncash charges was a $7.2 million charge for acquired in-process research and development associated with the LineSoft acquisition.

In addition, changes in operating assets and liabilities, net of effects of acquisitions, contributed $12.3 million to the 2001 to 2002 increase in operating cash flow. This was driven primarily by a $7.4 million litigation accrual recorded in the fourth quarter, and a $2.1 million restructuring liability related to our International business unit. The costs associated with the restructuring accrual are expected to be substantially disbursed by mid-2003. The amount and timing of the payment, if any, in connection with the litigation accrual is unknown at this time.

Investing activities:    During 2002, we liquidated short-term investments to fund business acquisitions. Net proceeds from short-term investments were $22.1 million in 2002, compared with net purchases of $22.2 million in 2001. No short-term investment activity occurred in 2000. During 2002, a total of $42.9 million in cash was used for business acquisitions. No cash was used for acquisitions in 2001 or 2000. Approximately $10.5 million in cash was used for property, plant and equipment purchases in 2002 compared with $7.6 million in 2001 and $11.6 million in 2000.

In 2002, we reclassified $5.1 million from restricted cash for a collateralized letter of credit into cash as a result of a new credit agreement that did not require the restriction.

In 2000, we received $32.8 million, net of expenses, from the sale of our network system at Duquesne Light Company, which is reflected in investing activities. Similar activity did not occur in 2002 or 2001.

In connection with the purchase of LineSoft in March 2002, the Company assumed a pre-existing loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6.0%. As of December 31, 2002, the loan balance was approximately $473,000.

Financing activities:    During 2002, $12.6 million in cash was used to repurchase 807,900 shares of Itron’s common stock compared with $1.9 million for 85,100 shares in 2001 and none in 2000. In 2002, $7.7 million was received from employee stock purchase plan purchases and stock option exercises during the year compared with $7.8 million in 2001 and $2.1 million in 2000. In 2002, we used $4.9 million for the early repayment of mortgage debt and approximately $3.5 million to repay lines of credit and long-term debt assumed in the three acquisitions.

Financing activities used $4.9 million in cash in 2000 mostly due to $3.6 million used to pay down short-term bank borrowings and $2.1 million for the repurchase of subordinated debt in the first quarter of 2000.

We have no off-balance sheet financing agreements.

Investments:    In 2002, we invested just under $2.0 million in an early stage start-up firm that is developing internet-based energy monitoring and management software and services. The firm, Lanthorn Technologies, has not yet produced any significant revenue. The form of the investment is a secured convertible note with a term of five years. We may convert the note at any time into the common stock of the firm. If we had converted our note into equity at December 31, 2002, it would have been converted into 19% of the firm’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have also entered into a distribution and licensing agreement with the firm, which gives us non-exclusive distribution and licensing rights.

During 2001, we invested $500,000 in the common stock of an early stage metering services company. Later in 2001, we increased our investment by $350,000 in the form of senior, secured convertible debt. At the end of 2001, the company ceased its operations and we wrote-off the remaining amounts of our investment.

During 2000, we sold our low volume manufacturing operations and field service depot repair operations to a group of former employees, retaining a 30% equity interest in the form of convertible preferred stock. The company continues to manufacture low volume product and perform repair operations for us. The company’s operations are profitable.

During 2002, we liquidated our 50% investment in a partnership with a utility. The partnership’s purpose was to serve as a marketing vehicle for a defined territory comprised of and surrounding the utility’s service territory. There was no gain or loss from the liquidation, which resulted in a cash distribution of approximately $1.2 million. During 2002 and 2001, there was little partnership activity.

During 2001, we made a $500,000 common stock investment in a startup company involved in developing gateway and other metering-related products, for which we received a 10% equity interest. The company has not yet established a history of consistent revenue, has not yet reached breakeven cash flow and is currently looking for additional funding.

During the year ended December 31, 2001, we loaned $2.0 million, in the form of a convertible note receivable, to eMobile which was developing a web based wireless workforce management tool. The note remains as an intercompany note and is eliminated during the Company’s normal accounting consolidation of subsidiary operations.

Liquidity, Sources and Uses of Capital:    At December 31, 2002, we had $32.6 million in cash and cash equivalents. During 2002, we utilized $42.9 million to complete the three acquisitions and $12.6 million to repurchase Company stock. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and short-term investments, which are rated A or better by Standard & Poor’s or Moody’s and which have market interest rates.

As of December 31, 2002, availability under our $35 million revolving line of credit was reduced by outstanding letters of credit of $15.0 million. We believe existing cash resources and available borrowings are adequate to meet our cash needs through 2003 (see discussion in Subsequent Event section regarding changes to our credit facility in connection with the acquisition of Silicon Energy).

During the second quarter of 2002, we redeemed all of our subordinated convertible debt totaling $53.3 million through the issuance of approximately 3.2 million shares of our common stock. There was a minimal cash impact as a result of this conversion.

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Bonds in force were $40.3 million and $40.2 million at December 31, 2002 and 2001, respectively, some of which are guaranteed by standby letters of credit. The outstanding amounts of standby letters of credit were $15.0 and $11.6 million at December 31, 2002 and 2001, respectively. In addition, we guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. The maximum future lease obligation of the guarantee at December 31, 2002 was $659,000. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The lease and our guarantee terminate in 2006.

Working capital as of December 31, 2002 was $51.0 million compared with $66.6 million at December 31, 2001. The decrease in working capital is primarily due to an increase in current liabilities of $7.4 million related to the litigation accrual, a $2.1 million accrual related to restructuring activity, and the liquidation of previously held short-term investments to support acquisition activity.

The number of days outstanding for billed and unbilled accounts receivable was 62 and 69 days as of December 31, 2002 and 2001, respectively. Historically, the number of days outstanding ratio for the Company has been driven more by specific contract billing terms as compared to collection issues.

During the first quarter of 2002, we acquired LineSoft, a privately held company, for $43.5 million, including transaction expenses. The purchase price consisted of $21.7 million in cash and the issuance of 848,870 shares of Itron common stock. In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2002, 2003 and/or 2004 are exceeded. 2002 revenues did not warrant an earnout payment. Any future earnout payments will be paid half in cash and half in our common stock.

On October 1, 2002, we completed the acquisition of Regional Economic Research, Inc., a company specializing in energy consulting, analysis, and forecasting services and software for $14.3 million in cash. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million if certain defined revenue targets in 2003 and 2004 are exceeded. The form of any earnout payments, payable in cash and/or Company common stock, will be based solely upon Company discretion.

Also on October 1, 2002, we acquired eMobile Data Corporation, a provider of web-based workforce management solutions for utilities, with cash payments totaling $6.9 million and $2.5 million of non-cash consideration. Non-cash consideration primarily included the elimination of a $2.0 million note payable to Itron and a $500,000 royalty payable to Itron.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these additional activities to be funded from existing cash, cash flow from operations, borrowings, and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations for the foreseeable future, but offer no assurances. However, our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” within Item 1 and “Qualitative and Quantitative Disclosures About Market Risk” within Item 7A, included in our Form 10-K.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS No. 143 address accounting and reporting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 covers a variety of technical issues that will not have a material effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 was effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS No. 145 effective January 1, 2002 and reflected its $200,000 gain on extinguishment of debt in Other income (expense), as opposed to classifying it as an extraordinary item as was previously required. Prior years gains on the early extinguishment of debt have been reclassified to comply with SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have an impact on the timing of the recognition of costs associated with future restructuring activities, as compared to current financial accounting and reporting requirements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this Issue could impact the timing of revenue recognition when a contractual arrangement combines installation and hardware. This Issue is applicable to revenue arrangements entered into beginning in 2004. We are in the process of evaluating the impact of the Issue.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The standard provides additional transition methods for entities adopting the provisions to expense the fair value of stock options under SFAS No. 123, Accounting for Stock-Based Compensation, and requires additional disclosure for entities that utilize SFAS No. 123 or Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The provisions of this standard are effective for fiscal years ending after December 15, 2002. Although the Company will not be adopting the fair value provisions of SFAS No. 123, it has provided the required enhanced disclosures regarding stock-based compensation.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company believes that adoption of the recognition and measurement provisions of Interpretation 46 will not have a material impact on its financial statements.

Subsequent Event

Silicon Energy Corporation Acquisition:    On March 4, 2003, Itron acquired Silicon Energy for merger consideration equal to $71.2 million less the repayment of approximately $4.2 million in convertible debt and other consideration primarily concerning the funding of Silicon Energy bonus payments. Of the merger consideration, $6.4 million was held back as an indemnification escrow amount. In addition to the $71.2 million mentioned above, other transaction costs of approximately $3 million were incurred. The amount of merger consideration is subject to a working capital adjustment that will be finalized within 45 days from closing. At closing, no working capital adjustment was deemed necessary. If a working capital adjustment is required, the amount of merger consideration will be adjusted accordingly.

Silicon Energy is a privately-held California based corporation that provides enterprise energy management solutions that enable utilities, energy service providers, governments, and commercial and industrial energy users to efficiently manage and apply energy consumption data, optimize the delivery and use of energy, mitigate risk, control energy costs, and optimize energy procurement.

Itron acquired Silicon Energy with a portion of cash on hand and the proceeds from a new $50 million three-year term loan, repayable over three years with level principal payments. The interest on the term loan at closing was 3.8125% and will vary according to market rates and the Company’s consolidated leverage ratio. The Company is required under the term loan to at all times, after 90 days after the closing date, maintain in effect one or more interest rate agreements with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the term loan with a term of not less than two years. The effect of the interest rate agreements will be to substantially fix or limit the interest rate on a portion of term loan principal.

The term loan is a component of a new $105 million three-year credit facility that was established coincident with the closing of the acquisition. In addition to the term loan, the new credit facility has a $55 million revolving loan feature. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter. Of the remaining $35 million of availability, $16.0 million is currently utilized by outstanding standby letters of credit.

The new credit facility is secured by substantially all tangible and intangible assets, including the stock of domestic subsidiaries and a portion of the stock of foreign subsidiaries if the later meet certain size tests, except assets related to outsourcing contracts that are or may be financed with a project financing.

Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The valuations of the assets and liabilities acquired are currently being performed by the Company and an independent appraiser. As the valuations are in process at this time, it is not now practicable for us to provide an opening balance sheet reflecting the fair values.

Reorganization: In January 2003, Itron announced a reorganization of its Energy Information Solutions (EIS) product group in Raleigh, North Carolina, which is responsible for product development and support activities for MV-90. The reorganization was driven by continued slow activity in the wholesale energy markets. Approximately 40 positions in Raleigh were eliminated. An estimated reorganization expense of $2.0 to $2.5 million will be reflected in 2003.

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2002, we had fixed rate debt of approximately $5.4 million related to project financing. The fair value of the debt is $5.6 million at December 31, 2002 (See Notes 9 and 10 of our accompanying consolidated financial statements). The table below illustrates the expected cash flows for principal payments over the remaining life of the debt.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Beyond 2007
	($ in thousands)
Project financing	$685	$739	$797	$860	$927	$1,439
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 5% of total revenue for the year ended December 31, 2002. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure has related to non-dollar denominated sales, cost of sales and operating expenses in our subsidiary operations in France, the United Kingdom, and Australia. This means we have been subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase in the value of the dollar relative to the currencies in which our transactions are denominated. As of December 31, 2002, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for 2002. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute more hedging alternatives.

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

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of non-management Directors. The Committee meets regularly with financial management and Deloitte & Touche LLP to review accounting control, auditing and financial reporting matters.

LeRoy D. Nosbaum	David G. Remington
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and revenues in 2000.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 5, 2003 (March 4, 2003 as to Note 20)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	($ in thousands, except per share data)
Revenues
Sales	$241,158	$183,425	$141,899
Service	43,684	42,130	38,042

Total revenues	284,842	225,555	179,941
Cost of revenues
Sales	122,189	100,692	83,954
Service	30,384	27,004	25,138

Total cost of revenues	152,573	127,696	109,092

Gross profit	132,269	97,859	70,849
Operating expenses
Sales and marketing	30,603	24,952	19,902
Product development	36,780	30,000	21,331
General and administrative	26,653	16,780	18,389
Amortization of intangibles	2,356	1,486	1,762
Restructurings	3,135	(1,219)	(185)
Litigation accrual	7,400	—	—
In-process research and development	7,200	—	—

Total operating expenses	114,127	71,999	61,199

Operating income	18,142	25,860	9,650
Other income (expense)
Equity in affiliates	126	(616)	1,069
Interest income	1,187	1,410	1,110
Interest expense	(2,061)	(5,112)	(5,313)
Other income (expense)	1,465	(176)	2,022

Total other income (expense)	717	(4,494)	(1,112)

Income before income taxes and cumulative effect of change in accounting principle	18,859	21,366	8,538
Income tax provision	(10,176)	(7,916)	(3,270)

Net income before cumulative effect of change in accounting principle	8,683	13,450	5,268
Cumulative effect of change in accounting principle, net of income taxes of $1,581	—	—	(2,562)

Net income	$8,683	$13,450	$2,706

Earnings per share
Basic
Income before cumulative effect	$0.45	$0.86	$0.35
Cumulative effect	—	—	(0.17)

Basic net income per share	$0.45	$0.86	$0.18

Diluted
Income before cumulative effect	$0.41	$0.75	$0.34
Cumulative effect	—	—	(0.17)

Diluted net income per share	$0.41	$0.75	$0.18

Weighted average number of shares outstanding
Basic	19,262	15,639	15,180
Diluted	21,380	18,834	15,385

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

	Year Ended December 31,
	2002	2001	2000
	($ in thousands, except per share data)
Pro forma amounts assuming SAB 101 is applied retroactively
Net income	$8,683	$13,450	$5,268

Earnings per share
Basic net income per share	$0.45	$0.86	$0.35

Diluted net income per share	$0.41	$0.75	$0.34

Weighted average number of shares outstanding
Basic	19,262	15,639	15,180
Diluted	21,380	18,834	15,385

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2002	2001
	($ in thousands)
A S S E T S
Current assets
Cash and cash equivalents	$32,564	$20,582
Short-term investments, available-for-sale	—	22,199
Accounts receivable, net	57,571	52,345
Inventories	15,660	16,281
Deferred income taxes	5,927	4,134
Other	2,770	1,192

Total current assets	114,492	116,733
Property, plant and equipment, net	30,168	25,918
Equipment used in outsourcing, net	11,589	12,918
Intangible assets, net	18,305	4,419
Goodwill	44,187	6,616
Restricted cash	—	5,100
Deferred income taxes, net	24,050	24,952
Other	4,455	6,035

Total assets	$247,246	$202,691

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current liabilities
Accounts payable and accrued expenses	$25,526	$24,689
Wages and benefits payable	18,259	11,611
Accrued litigation	7,400	—
Current portion of long-term debt	691	229
Deferred revenue	11,580	13,558

Total current liabilities	63,456	50,087
Convertible subordinated debt	—	53,313
Mortgage note and leases payable	—	4,860
Project financing	4,762	6,082
Warranty and other obligations	17,427	12,297

Total liabilities	85,645	126,639

Commitments and contingencies (Notes 9 and 18)

Shareholders’ equity
Common stock, no par value, 75 million shares authorized, 20,192,847 and 16,221,468 shares issued and outstanding	195,546	120,316
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Accumulated other comprehensive loss	(280)	(1,916)
Accumulated deficit	(33,665)	(42,348)

Total shareholders’ equity	161,601	76,052

Total liabilities and shareholders’ equity	$247,246	$202,691

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	($ in thousands)
Balances at January 1, 2000	14,959	$107,603	$(1,573)	$(58,504)	$47,526
Net income				2,706	2,706
Currency translation adjustment, net of tax			(267)		(267)

Total comprehensive income					2,439
Stock issues:
Options exercised	132	681			681
Employee savings plan	148	988			988
Employee stock purchase plan	90	458			458

Balances at December 31, 2000	15,329	$109,730	$(1,840)	$(55,798)	$52,092

Net income				13,450	13,450
Currency translation adjustment, net of tax			(114)		(114)
Unrealized gain on investments, net of tax			38		38

Total comprehensive income					13,374
Stock issues (repurchases):
Options exercised	842	7,396			7,396
Stock option income tax benefits		4,419			4,419
Stock repurchased by Company	(85)	(1,908)			(1,908)
Director compensation	16	112			112
Conversion of subordinated debt	8	146			146
Employee stock purchase plan	111	421			421

Balances at December 31, 2001	16,221	$120,316	$(1,916)	$(42,348)	$76,052

Net income				8,683	8,683
Currency translation adjustment, net of tax			1,674		1,674
Reclassification adjustment for gains realized in net income, net of tax			(38)		(38)

Total comprehensive income					10,319
Stock issues (repurchases):
Options exercised	737	7,362			7,362
Stock option income tax benefits		5,066			5,066
Stock repurchased by Company	(808)	(12,555)			(12,555)
Director compensation	6	144			144
Conversion of subordinated debt	3,169	53,108			53,108
Employee stock purchase plan	19	304			304
Acquisition of LineSoft	849	21,801			21,801

Balances at December 31, 2002	20,193	$195,546	$(280)	$(33,665)	$161,601

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Operating activities
Net income	$8,683	$13,450	$2,706
Noncash charges (credits) to income:
Depreciation and amortization	10,184	9,900	13,254
Acquired in-process research and development	7,200	—	—
Stock option income tax benefits	5,066	4,419	—
Deferred income tax provision	4,731	3,053	3,811
Realization of accumulative currency translation losses due to restructuring	641	—	—
Forfeited interest, director compensation and amortization of discount on invested securities	428	112	—
Impairment loss	401	—	—
Cumulative effect of change in accounting principle	—	—	2,562
Equity in affiliates, net	(127)	616	(945)
Gain on early extinguishment of debt	(200)	—	(1,044)
Gain on sale of building	(841)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,615	(2,486)	(2,488)
Inventories	621	915	277
Accounts payable and accrued expenses	9,462	(4,403)	(1,936)
Wages and benefits payable	4,497	2,367	(7,072)
Deferred revenue	(3,798)	4,533	(4,407)
Other, net	(337)	(139)	(917)

Cash provided by operating activities	49,226	32,337	3,801

Investing activities
Proceeds from sales and maturities of investment securities	48,979	8,172	—
Purchase of short-term investments	(26,922)	(30,371)	—
Reclassification of restricted cash	5,100	(5,100)	—
Proceeds from the sale of property, plant and equipment	1,901	—	—
Proceeds from the sale of equipment used in outsourcing, net	—	—	32,750
Acquisition of property, plant and equipment	(10,536)	(7,642)	(11,594)
Issuance of note receivable	(2,000)	—	—
Acquisitions of LineSoft, RER, and eMobile, net of cash and cash equivalents	(42,917)	—	—
Other, net	3,043	(3,088)	(381)

Cash provided (used) by investing activities	(23,352)	(38,029)	20,775

Financing activities
Change in short-term borrowings, net	(2,527)	—	(3,646)
Payments on project financing	(1,581)	(589)	(545)
Convertible subordinated debt repurchase	—	—	(2,101)
Issuance of common stock	7,666	7,817	2,127
Repurchase of common stock	(12,555)	(1,908)	—
Payments on mortgage note payable	(4,853)	(214)	(183)
Other, net	(42)	(48)	(550)

Cash provided (used) by financing activities	(13,892)	5,058	(4,898)

Increase (decrease) in cash and cash equivalents	11,982	(634)	19,678
Cash and cash equivalents at beginning of period	20,582	21,216	1,538

Cash and cash equivalents at end of period	$32,564	$20,582	$21,216

Non cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	—	—
Debt to equity conversion	53,313	$146	—
Conversion of debt issuance costs	347	—	—
Acquisition of eMobile, non-cash consideration	2,547	—	—

Supplemental disclosure of cash flow information:
Income taxes paid	$379	$184	$503
Interest paid	2,619	4,335	4,289

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Itron, Inc. and our wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are recognized under the cost method.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-term Investments

The Company’s short-term investments are classified as available-for-sale and are recorded at market value. Investment purchases and sales are accounted for on a trade date basis and market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized holding gains and losses, net of any tax effect, are recorded as a component of other comprehensive income.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. During 2000, we spun-off our low volume manufacturing and handheld repair service operation to an outside vendor in which we have a 30% equity interest. As a result of this transition, we had consigned inventory at our affiliate totaling $1.3 million at December 31, 2002 and $1.8 million at December 31, 2001.

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost. Depreciation, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the assets’ estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Project management and installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review the carrying value of property, plant and equipment for impairment on a periodic basis; no significant impairment has been recognized.

Capitalized Software Development Costs

Financial accounting standards require the capitalization of certain development costs for software to be marketed or sold after technological feasibility of the software is established. Due to the relatively short period between technological feasibility of a product and the completion of product development and the insignificance of related costs incurred during this period, no software development costs have been capitalized in the years ended December 31, 2002, 2001 and 2000. Internal use software development costs are capitalized and amortized over the estimated useful life of three years. In 2002 and 2001, we capitalized approximately $106,000 and $250,000 in internal use software development costs, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions

In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, the Company utilizes the purchase method of accounting for all business combinations completed after July 1, 2001. Business combinations accounted for under the purchase method include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Amounts allocated to in-process research and development are expensed in the period of acquisition.

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. There was no write-down of goodwill upon adoption of SFAS No. 142. Goodwill is tested for impairment annually or more frequently if a significant event occurs. Intangible assets with a finite life are amortized based on estimated discounted cash flows over the weighted average useful life. Prior to the adoption of SFAS No. 142, goodwill and intangible assets were amortized using the straight-line method over periods ranging from three to 20 years.

Warranty

The Company offers standard warranty terms on our product sales of between one and three years. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty provision is included in accounts payable and accrued expenses. The long-term warranty provision covers estimated warranty cost for the second and third years of customer use and future expected costs of testing and replacement of radio meter module batteries and fixed network equipment. Warranty expense was $5.3 million in 2002, $4.4 million in 2001, and $3.8 million in 2000.

The warranty provision and a summary of the account activity for the years ended December 31, 2002 and 2001 is as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
2001	$5,734	$4,407	$3,814	$6,327
2002	6,327	5,262	2,150	9,439

Contingencies

The Company is subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. An estimated loss from a contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. The Company establishes a valuation allowance when it is likely that we will not generate sufficient taxable income to allow the realization of the deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange

Our consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in affect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are a component of comprehensive income in shareholders’ equity and are reflected net of tax.

Revenue Recognition

Sales consist of hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

The Company recognizes revenues from hardware at the time of shipment, receipt, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements.

Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts.

In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101, as amended, Revenue Recognition in Financial Statements (SAB No. 101), which provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, effective January 1, 2000, we changed our revenue recognition for certain transactions related to customer acceptance, F.O.B. destination shipments, and outsourcing contracts under which the Company retains title to the related equipment. The implementation was accounted for as a cumulative change in accounting principle in 2000.

Deferred revenue is recorded for products or services that have been paid for by a customer but have not yet been provided. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date.

Product Development Expenses

Product development costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, and accounts receivable approximate fair value. The fair market value for long-term debt is based on quoted market rates or prices where available.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised and dilutive convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest adjusted accordingly (if converted method).

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The application of SFAS No. 133 does not have a significant impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Concentration of Credit Risk

The Company currently derives the majority of revenues from sales of products and services to utilities. As a result, operations are subject to the same regulatory, political and economic risks that affect that industry. One customer made up 12% of total revenues in 2002 and 15% in 2001. There were no customers who accounted for more than 10% of total Company revenues in 2000. Additionally, certain affiliates in which the Company has invested in are development stage enterprises that are subject to risks related to obtaining sufficient capital or financing, developing a viable product and obtaining sufficient customer demand.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for our stock option incentive plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	($ in thousands, except per share data)
Net income
As reported	$8,683	$13,450	$2,706
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(3,300)	(2,139)	(2,019)

Pro forma net income	$5,383	$11,311	$687

Diluted earnings per share
As reported	$0.41	$0.75	$0.18
Pro forma	0.26	0.63	0.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted was $17.45, $8.05, and $7.37 during 2002, 2001 and 2000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	86.7%	84.3%	72.5%
Risk-free interest rate	4.2%	5.4%	7.1%
Expected life (years)	5.0	5.0	5.9

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS No. 143 address accounting and reporting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or in discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a significant impact on the financial position or results of operations of the Company, relative to its existing assets.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 covers a variety of technical issues that will not have a material effect on our financial statements except for the rescission of SFAS No. 4, which required extinguishment of debt be treated as an extraordinary item. This rescission of SFAS No. 4 was effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS No. 145 effective January 1, 2002 and reflected its $200,000 gain on extinguishment of debt in Other income (expense), as opposed to classifying it as an extraordinary item as was previously required. Prior years gains on the early extinguishment of debt have been reclassified to comply with SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have an impact on the timing of the recognition of costs associated with future restructuring activities, as compared to current financial accounting and reporting requirements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this Issue could impact the timing of revenue recognition when a contractual arrangement combines installation and hardware. This Issue is applicable to revenue arrangements entered into beginning in 2004. We are in the process evaluating the impact of the Issue.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The standard provides additional transition methods for entities adopting the provisions to expense the fair value of stock options under SFAS No. 123, Accounting for Stock-Based Compensation, and requires additional disclosure for entities that utilize SFAS No. 123 or Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The provisions of this standard are effective for fiscal years ending after December 15, 2002. Although the Company will not be adopting the fair value provisions of SFAS No. 123, it has provided the required enhanced disclosures regarding stock-based compensation.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company believes that adoption of the recognition and measurement provisions of Interpretation 46 will not have a material impact on its financial statements.

Note 2:    Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes, and certificates of deposits. During the year ended December 31, 2002, we liquidated our short-term investments, and realized a gain of $27,000. Cost was determined using the specific identification method in computing the realized gain/(loss) in 2002. There were no significant realized gains or losses on short-term investments for the years ended December 31, 2001 and 2000. Information related to such investments at December 31, 2001 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds and other	$1,000	$2	$—	$1,002
Commercial paper	1,994	3	—	1,997
U.S. government and agency debt securities	19,167	44	(11)	19,200

Total available-for-sale investments	$22,161	$49	$(11)	$22,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchases of short-term investments were $26.9 million and $30.4 million for the years ended December 31, 2002 and 2001, respectively. Proceeds from the sale or maturity of investment securities for the years ended December 31, 2002 and 2001 were $49.0 million and $8.2 million, respectively. There were no purchases or sales of short-term investment securities in the year ended December 31, 2000. Interest income earned on short-term investments was $486,000 and $658,000 for the years ended December 31, 2002 and 2001, respectively.

Note 3:    Earnings Per Share and Capital Structure

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Basic earnings per share:
Net income available to common shareholders	$8,683	$13,450	$2,706
Weighted average shares outstanding	19,262	15,639	15,180

Basic net income per share	$0.45	$0.86	$0.18

Diluted earnings per share:
Net income available to common shareholders	$8,683	$13,450	$2,706
Interest on convertible debt, net of income taxes	171	637	—

Adjusted net income available to common shareholders, assuming conversion	$8,854	$14,087	$2,706

Weighted average shares outstanding	19,262	15,639	15,180
Effect of dilutive securities:
Employee stock options	1,690	1,644	205
Convertible debt	428	1,551	—

Adjusted weighted average shares	21,380	18,834	15,385

Diluted net income per share	$0.41	$0.75	$0.18

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant. The average price of Itron common stock was $24.12 in 2002 compared with $17.09 in 2001 and $6.06 in 2000.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At December 31, 2002, 2001 and 2000, we had options outstanding of 3.5 million, 3.4 million and 3.2 million, respectively, at average option exercise prices of $11.54, $9.67 and $9.91, respectively. For the year ended December 31, 2002, approximately 1.8 million of our stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. These options could be dilutive in future periods. For the same period in 2001 and 2000, approximately 1.8 million and 3.0 million of our stock options were excluded from the calculation, respectively.

The dilutive effect of our convertible subordinated notes is calculated using the if converted method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In 2000, 2001 and for a portion of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to redeem them. In both 2001 and 2002 periods, certain portions of the convertible debt shares were excluded from the earnings per share calculation, as they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were anti-dilutive. For the year ended December 31, 2000, all convertible debt shares were excluded from the earnings per share calculation, as they were anti-dilutive.

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. Through the year ended December 31, 2000, we had repurchased 107,000 shares at an average price of $14.53. During the years ended December 31, 2001 and 2002, we repurchased 85,100 shares at an average price of $22.42, and the remaining 807,900 shares at an average price of $15.54, respectively.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under the new repurchase authorization.

In December 2002, we amended and restated our Articles of Incorporation to authorize 10 million shares of preferred common stock with no par value. The amendment brings the number of authorized shares to 85 million. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred stock at the time outstanding shall be entitled to be paid the preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2002, 2001 or 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Certain Balance Sheet Components

	At December 31,
	2002	2001
	($ in thousands)
Accounts receivable
Trade (net of allowance for doubtful accounts of $1,291 and $1,427)	$47,496	$38,342
Unbilled revenue	10,075	14,003

Total accounts receivable	$57,571	$52,345

Inventories
Materials	$4,304	$4,800
Work in process	804	720
Finished goods	10,322	10,382

Total manufacturing inventories	15,430	15,902
Service inventories	230	379

Total inventories	$15,660	$16,281

Property, plant and equipment
Machinery and equipment	$31,133	$30,481
Equipment used in outsourcing	15,987	15,986
Computers and purchased software	34,029	28,746
Buildings, furniture and improvements	20,373	19,556
Land	1,735	1,958

Total cost	103,257	96,727
Accumulated depreciation	(61,500)	(57,891)

Property, plant and equipment, net	$41,757	$38,836

Depreciation expense was $7.8 million, $8.1 million and $10.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5:    Business Combinations

Linesoft:    In March 2002, the Company acquired LineSoft Corporation (LineSoft), a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuild of utility transmission and distribution systems. The purchase price was $43.5 million, distributed as $20.9 million in cash and 848,870 shares of common stock valued at $25.68 per share, plus acquisition expenses of $1.6 million. A working capital adjustment decreased the purchase price by $784,000. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the twenty-day period prior to the fifth trading day prior to the close of the acquisition. In addition, the Company is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2002, 2003 and/or 2004 are exceeded. The 2002 revenues did not warrant an earnout payment. Any earnout payments will be paid half in cash and half in Company common stock. If an earnout payment is required, the purchase price will be increased by the fair value of the payment.

The Company assumed a pre-existing loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s common stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6.0%. As of December 31, 2002, the loan balance was $473,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An independent valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and customer contracts. The Company is amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. In addition to the amortizable intangible assets identified, in-process research and development (IPR&D) was also identified. A fair value of $7.2 million attributed to IPR&D was determined utilizing the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included, the utilization of core technology, the complexity, cost and time to complete development, any alternative future use or current technological feasibility, and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft, and venture capital rates of return. The discount rate used in the valuation of all IPR&D projects was 25 percent. The Company expensed the IPR&D in 2002 and is amortizing the core-developed technology and customer contracts over weighted average useful lives of 29 and 30 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS 142, Goodwill and Other Intangible Assets.

Regional Economic Research:    In October 2002, the Company acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The purchase price of $14.3 million was $13.9 million paid in cash, plus acquisition expenses of $428,500. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million if certain defined revenue targets in 2003 and 2004 are exceeded. The form of any earnout payments, payable in cash and/or Company common stock, will be based solely upon Company discretion. If an earnout payment is required, the purchase price will be increased by the fair value of the disbursement.

An independent valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and software license renewal contracts. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. The Company is amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. Amortization periods for the core-developed technology and software license renewal contracts are 49 and 45 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS 142, Goodwill and Other Intangible Assets.

eMobile Data:    Also in October 2002, the Company acquired eMobile Data Corporation (eMobile), a British Columbia, Canada based company that provides wireless, web-based workforce management solutions for the utility industry. The purchase price of $9.4 million consisted of $6.4 million of cash, $2.5 million of non-cash consideration, and $487,800 of acquisition expenses. A working capital adjustment decreased the purchase price by $28,500. During the year ended December 31, 2001, we loaned $2.0 million in the form of a convertible note to eMobile which, with accrued and unpaid interest, was considered part of the purchase price in 2002.

An independent valuation was performed to identify and value the acquired intangible assets. The significant asset identified related to core-developed technology. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. The Company is amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. The amortization period for the core-developed technology is 30 months. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS 142, Goodwill and Other Intangible Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s 2002 acquisitions, the respective purchase price and the allocation of the purchase price based on the foreign currency exchange rate and estimated fair values at the date of acquisition, and the weighted average useful lives of the identified intangible assets. The estimated fair values are preliminary and are subject to future adjustments.

	LineSoft	Wtd Ave Life (mos)	RER	Wtd Ave Life (mos)	eMobile	Wtd Ave Life (mos)
	($ in thousands)
Fair value of net assets assumed	$4,753		$1,656		$(100)
Intangible assets—amortizable:
Core/developed technology	5,600	29	3,230	49	3,600	30
Customer/software contracts	1,250	30	1,460	45	—	—
Other	565	14	120	47	410	28
IPR&D	7,200	n/a	—	n/a	—	n/a
Goodwill	24,156	n/a	7,873	n/a	5,507	n/a

Total	$43,524		$14,339		$9,417

The goodwill related to the eMobile acquisition was fully deductible for tax purposes, while the goodwill related to LineSoft and RER is not deductible as the transactions were consummated through tax-free mergers. Goodwill and intangible assets were allocated to our defined reporting units based on the acquired entities percentage of forecasted revenue contributed to each reporting unit. The allocation is as follows:

	LineSoft	RER	eMobile
Reporting unit
Electric	96%	85%	68%
Natural gas	3%	7%	17%
Water and public power	1%	8%	15%

	100%	100%	100%

The following pro forma results are based on the individual historical results of Itron, Inc. and LineSoft (prior to acquisition on March 12, 2002) with adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on a line of credit paid in full, and the change in tax provision. The pro forma results are presented solely as unaudited supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, nor are they representative of results for any future date or period.

	Pro forma
	2002	2001
	($ in thousands, except per share data)
Revenues	$287,683	$250,116
Gross profit	132,647	101,708

Operating expenses	118,138	9,505
Other income (expense)	739	(4,027)

Net income	6,482	3,441

Basic net income per share	$0.33	$0.21
Diluted net income per share	$0.31	$0.19

Weighted average shares assumed outstanding
Basic	19,477	16,488
Diluted	21,167	18,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2002 and 2001 were as follows:

	Gross Assets 12/31/02	Accumulated Amortization 12/31/02	Gross Assets 12/31/01	Accumulated Amortization 12/31/01
	($ in thousands)
Core-developed technology	$12,437	$(855)	$—	$—
Patents	7,088	(3,524)	7,086	(3,002)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	2,480	(2,347)	2,475	(2,140)
Customer contracts	2,710	(354)	—	—
Other	1,107	(437)	—	—

Total identified intangible assets	$30,887	$(12,582)	$14,626	$(10,207)

The amortization expense on identified intangible assets was approximately $2.4 million in 2002, $737,000 in 2001 and $733,000 in 2000. Estimated amortization expense is as follows ($ in thousands):

Years ending December 31,	Estimated Amortization
2003	$4,459
2004	4,339
2005	3,588
2006	1,617
2007	1,149
Beyond 2007	3,153

Note 7:    Goodwill

We completed our initial impairment test of goodwill during the second quarter of 2002, and our annual impairment test in the fourth quarter of 2002, and concluded in both cases that no impairment adjustment was required. The change in the amount of goodwill for the year ended December 31, 2002 is as follows ($ in thousands):

Beginning balance, January 1, 2002	$6,616
LineSoft goodwill acquired	24,156
RER goodwill acquired	7,873
eMobile goodwill acquired	5,542

Ending balance, December 31, 2002	$44,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects adjustments to our consolidated results had the adoption of SFAS No. 142 occurred at the beginning of 2000:

	Pro forma
	2002	2001	2000
	($ in thousands)
Net income, as reported	$8,683	$13,450	$2,706
Goodwill amortization, net of tax effect	—	456	628

Adjusted net income	$8,683	$13,906	$3,334

Basic net income per share, as reported	$0.45	$0.86	$0.18
Goodwill amortization, net of tax effect	—	0.03	0.04

Adjusted basic net income per share	$0.45	$0.89	$0.22

Diluted net income per share, as reported	$0.41	$0.75	$0.18
Goodwill amortization, net of tax effect	—	0.02	0.04

Adjusted diluted net income per share	$0.41	$0.77	$0.22

Note 8:    Investments in Affiliates

At December 31, 2002, we had one investment in an entity that was accounted for under the equity method of accounting. We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. During December 2002, we liquidated our 50% investment in Ensite. Ensite was created as a partnership with another utility, and its purpose was to serve as a marketing vehicle for a defined territory comprised of and surrounding the utility’s service territory. No gain or loss resulted from the liquidation. We also have a 10% ownership interest in International Utility Information Systems Corporation (IUISC), a company that develops home energy gateway communication technology, which is accounted for under the cost method as we cannot exercise significant influence over the company. Balances and equity in earnings relating to these investments are as follows:

	Balances at December 31,		Equity in earnings for the Year Ended December 31,
	2002	2001	2002	2001
	($ in thousands)
Servatron	$1,242	$1,145	$97	$85
Ensite	—	1,160	29	157
IUISC	500	500	—	—

Loans to Affiliates

We loaned $500,000 to Servatron, in addition to our equity investment, at an interest rate equal to prime plus 700 basis points through January 2003 and prime plus 800 basis points from January 2003 through January 2004. The loan was to mature in January 2004, but Servatron paid the balance in full during the year ended December 31, 2002.

In March 2002, we loaned approximately $2.0 million to Lanthorn Technologies (Lanthorn), an early stage startup firm that is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a five year term. We may convert the note at any time into common stock of Lanthorn. If we had converted our note into equity as of December 31, 2002, it would have been converted into 19% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have also entered into a distribution and licensing agreement with Lanthorn, which gives us non-exclusive distribution and licensing rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, we invested $850,000 in an early stage company (Metering Services.Com Corporation) developing a meter reading service. The company ceased its operations during 2001 and we wrote-off our equity investment of $500,000 and a note receivable of $350,000.

Note 9:    Short-term Borrowings and Long-term Debt

Short-term Borrowings

In February 2002, we obtained a new line of credit that expires on June 1, 2003, with a borrowing limit of $35 million secured by accounts receivable, inventory, and general intangibles excluding intellectual property. The available balance is reduced by outstanding letters of credit in the amount of $15.0 million at December 31, 2002. We paid an origination fee of 0.125% for the line of credit and will pay an annual commitment fee of 0.125% on the unused portion of the available line of credit. We paid an issuance fee of 0.9% per annum for outstanding letters of credit. There was no amount outstanding at December 31, 2002.

The former line of credit was terminated simultaneously with the signing of the new line in February 2002. Borrowings available under the former line of credit were based on qualified accounts receivable and inventory balances, and were secured by those accounts and specific cash accounts. At December 31, 2001, the maximum amount we could borrow under the former line of credit was $13.4 million. There was no amount outstanding at December 31, 2001.

Mortgage Note Payable

	At December 31,
	2002	2001
	($ in thousands)
Secured mortgage note payable to a shareholder with principal and interest payments of 9% until maturity on August 1, 2015. Paid in full in January 2002	$—	$5,057

We incurred the above note in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington. In January 2002, we paid a discounted amount of $4.9 million, and satisfied the note in full. A gain of $200,000 is included in Other income (expense) resulting from the discounted payoff.

Project Financing

	At December 31,
	2002	2001
	($ in thousands)
Secured note payable with principal and interest payments of 7.6% until maturity on May 31, 2009	$5,447	$6,082

We incurred the above note in conjunction with project financing for one of our outsourcing contracts. The note is secured by the assets of the project. Principal payments due under the note are $685,000 in 2003, $739,000 in 2004, $797,000 in 2005, $860,000 in 2006, $927,000 in 2007 and $1.4 million thereafter.

Convertible Subordinated Debt

	At December 31,
	2002	2001
	($ in thousands)
Unsecured, convertible subordinated notes	$—	$53,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We completed a $63.4 million convertible subordinated note offering in March and April of 1997. Interest of 6 3/4% on the notes was payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. In February 1999, we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The exchange notes had the same maturity date, interest payment dates and rate of interest as the original notes. Both the original notes and the exchange notes had no sinking fund requirements and were redeemable, in whole or in part, at our option at any time on or after April 4, 2000, (for the original notes) or March 12, 2002 (for the exchange notes). The notes were convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. In March 2000, we repurchased $3.8 million of notes from a holder for $2.1 million. The gains on the exchange and repurchase transactions were included within Other income (expense). During 2001, $146,000 of notes were converted to common stock by individual holders. During 2002, the remaining $53.3 million of convertible notes, along with accrued interest of $142,000, were converted into common stock by individual holders, less unamortized debt issuance costs of $347,000.

Note 10:    Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2002 and 2001 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash, cash equivalents, short-term investments and accounts receivable:    The carrying value approximates fair value due to the short maturity of these instruments.

Mortgage note payable:    The fair value is estimated based on current borrowing rates available for similar debt.

Project financing:    The fair value is estimated based on quoted spreads above treasury rates for similar issues.

Convertible subordinated debt:    The fair value is estimated based on the current trading activity of the notes.

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Cash, cash equivalents, short-term investments and accounts receivable	$90,135	$90,135	$95,126	$95,126
Mortgage note payable	—	—	5,057	5,578
Project financing	5,447	5,647	6,082	6,013
Convertible subordinated debt	—	—	53,313	96,481

Note 11:    Restructurings

In 1999, the Company recorded a provision totaling $16.7 million for restructuring activities, including facility consolidations, scaling back of products offered, and a number of other actions in order to improve efficiencies and reduce costs. The provision included $9.2 million related to employee severance liabilities, which were substantially liquidated as of December 31, 2002, and $4.8 million related to asset impairments. The remaining original charge of $2.7 million related to estimated future lease payments for abandoned facilities. The provision estimate is dependent on the Company’s continued ability to sublease vacant space under a non-cancelable operating lease through 2006. The provision is recorded within accrued expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, the Company announced its plans to restructure the European operations and recorded a provision totaling $3.1 million. The restructure will result in the closure of the Company’s Vienne, France office, a reduction in workforce, the consolidation of product development efforts into existing Company locations and the outsourcing of select production efforts. The Company anticipates completion of the restructure plan by mid-2003. The provision included approximately $866,000 related to lease terminations, $1.3 million related to employee severance liabilities, $347,000 related to inventory and fixed asset writedowns, and $641,000 related to the reclassification of cumulative translation adjustments. The lease terminations provision is recorded within accrued expenses and the employee severance provision is recorded within wages and benefits payable.

The restructure involves a reduction in workforce of approximately 30 employees in Vienne, France. These employees consist of personnel from product development, sales and support services, and general administration. As of December 31, 2002, 15 employees had been terminated, however no benefits had been paid or charged against the provision.

The accrued liabilities associated with company-wide restructuring efforts were $2.4 million and $578,000 at December 31, 2002 and 2001 and consisted of the following ($ in thousands):

	Severance and related costs	Lease termination and related costs
Provision balance at December 31, 2000	$159	$2,616
Accrual adjustments	207	(1,426)
Cash payments	(235)	(743)
Non-cash charges	—	—

Provision balance at December 31, 2001	$131	$447
Accrual adjustments	1,263	866
Cash payments	(131)	(136)
Non-cash charges	—	—

Provision balance at December 31, 2002	$1,263	$1,177

Note 12:    Development Agreements

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

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Funding received	$563	$391	$—
Royalties paid	$786	$605	$800

Note 13:    Sale of Outsourcing Equipment

In March 2000, we sold our network-based automated meter reading (AMR) system in Pittsburgh, that we used to provide Duquesne Light Company with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. Negotiations commenced in 1999. In 1999, in anticipation of the sale, we recorded a $49.8 million loss on the sale, which was included in cost of revenues—service for the Electric business unit. The loss consisted of a $34.5 million write-off of the Duquesne contracts receivable (both current and non-current) and an $18.6 million impairment of the assets sold, which were partially offset by the reversal of a previously recognized forward loss of $3.3 million. Impaired assets sold included hardware and software installed at the customer’s site. The assessment of the impairment was based on the carrying value of the assets, net of the sales proceeds, minus selling costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2000, we entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we provide certain maintenance and support services for the system through December 31, 2013. We will receive approximately $10 million ratably over the term of those services and expect to incur approximately $24.3 million in expenses. As such, we recorded a forward loss of $14.3 million in the fourth quarter of 1999 related to this agreement. In connection with our performance responsibilities, we have provided a $5 million standby letter of credit.

Note 14:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

The domestic and foreign components of income before taxes were:

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Domestic	$22,195	$21,590	$7,839
Foreign	(3,336)	(224)	699

Income before income taxes	$18,859	$21,366	$8,538

Expected federal income tax provision	$6,600	$7,478	$2,988
Change in valuation allowance	1,200	(1,222)	(1,760)
State income taxes	1,172	231	221
Goodwill amortization	–	317	309
Tax credits	17	276	341
Foreign operations	(2,301)	861	917
Meals and entertainment	164	102	103
Nondeductible charges for purchased research and development	2,808	–	–
Other, net	516	(127)	151

Total provision for income taxes	$10,176	$7,916	$3,270

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Current:
Federal	$10,755	$4,589	$1,747
State and local	108	264	(49)
Foreign	208	9	6

Total current	11,071	4,862	1,704
Deferred:
Federal	(652)	3,130	1,451
State and local	1,064	(39)	455
Foreign	(2,508)	1,185	1,420

Total deferred	(2,096)	4,276	3,326
Change in valuation allowance	1,201	(1,222)	(1,760)

Total provision for income taxes	$10,176	$7,916	$3,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Deferred tax assets
Loss carryforwards	$23,168	$22,688	$24,304
Tax credits	6,620	6,559	6,725
Accrued expenses	8,818	3,734	3,101
Inventory valuation	2,162	1,475	1,994
Depreciation and amortization	—	—	531
Long-term contracts	570	1,977	3,305
Other, net	—	345	—

Total deferred tax assets	41,338	36,778	39,960
Deferred tax liabilities
Acquisitions	—	—	(86)
Depreciation and amortization	(2,825)	(698)	—
Other, net	(1,800)	(1,459)	(977)

Total deferred tax liabilities	(4,625)	(2,157)	(1,063)
Valuation allowance	(6,736)	(5,535)	(6,758)

Net deferred tax assets	$29,977	$29,086	$32,139

Federal research and development tax credits of $4.9 million expire over 2003 – 2022. The tax credit carryforward amount includes approximately $345,000 from companies acquired during 2002. Federal loss carryforwards of $45.3 million expire over 2018 – 2022. The loss carryforward amount includes approximately $21.7 million from companies acquired during 2002. We also have alternative minimum tax credits, totaling $1.7 million that are available to offset future tax liabilities indefinitely.

Valuation allowances of $6.7, $5.5 and $6.8 million in 2002, 2001 and 2000, respectively, were provided for carryforwards attributable to various items for which the Company may not receive future benefits. The tax benefit associated with exercise of stock options during 2002 was $5.1 million.

We assigned approximately $5.0 million of net deferred tax assets as a result of the 2002 acquisitions.

Note 15:    Shareholder Rights Plan

On November 4, 2002, the Board of Directors authorized the implementation of a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, without par value. The Rights will separate from the common stock and become exercisable following the earlier of (i) the close of business on the tenth business day after a public announcement that a person or group (including any affiliate or associate of such person or group) has acquired beneficial ownership of 15% or more of the outstanding common shares and (ii) the close of business on such date, if any, as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding common shares which could result in the offeror becoming the beneficial owner of 15% or more of the outstanding common shares (the earlier of such dates being the distribution date). After the distribution date, each Right will entitle the holder to purchase, for $160.00, one one-hundredth (1/100) of a share of Series R Cumulative Participating Preferred Stock of the Company (a Preferred Share) with economic terms similar to that of one common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event a person or group becomes an acquiring person, the Rights will entitle each holder of a Right to purchase, for the purchase price, that number of common shares equivalent to the number of common shares which at the time of the transaction would have a market value of twice the purchase price. Any Rights that are at any time beneficially owned by an acquiring person will be null and void and nontransferable and any holder of any such Right will be unable to exercise or transfer any such Right. If, at any time after any person or group becomes an acquiring person, the Company is acquired in a merger or other business combination with another entity, or if 50% or more of its assets or assets accounting for 50% or more of its net income or revenues are transferred, each Right will entitle its holder to purchase, for the purchase price, that number of shares of common stock of the person or group engaging in the transaction having a then current market value of twice the purchase price. At any time after any person or group becomes an acquiring person, but before a person or group becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each Right for consideration per Right consisting of one-half of the number of common shares that would be issuable at such time on the exercise of one Right and without payment of the purchase price. At any time prior to any person or group becoming an acquiring person, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment as provided in the Rights Agreement. The Rights are not exercisable until the distribution date and will expire on December 11, 2012, unless earlier redeemed or exchanged by the Company.

The terms of the Rights and the Rights Agreement may be amended without the approval of any holder of the Rights, at any time prior to the distribution date. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends. In order to preserve the actual or potential economic value of the Rights, the number of Preferred Shares or other securities issuable upon exercise of the Right, the purchase price, the redemption price and the number of Rights associated with each outstanding common share are all subject to adjustment by the Board of Directors pursuant to certain customary antidilution provisions. The Rights distribution should not be taxable for federal income tax purposes. Following an event that renders the Rights exercisable or upon redemption of the Rights, shareholders may recognize taxable income.

Note 16:    Employee Benefit Plans

Employee Savings Plan

We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary, 50% of the first 6% of which we match in cash, subject to statutory limitations. The expense for our matching contribution was $1.4 million in 2002, $1.1 million in 2001 and $838,000 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

At December 31, 2002, we had three stock-based compensation plans in effect, only one of which we are currently granting options under, which are described below. We apply APB 25 and related interpretations in accounting for our plans. The following table summarizes information about stock options (including the weighted average remaining contractual life and the weighted average exercise price) outstanding at December 31, 2002:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
$ 4.00 – $ 6.75	651	6.39	$5.67	465	$5.31
$ 7.00 – $ 8.66	1,406	7.71	7.43	455	7.76
$13.00 – $20.00	1,021	7.60	15.59	358	16.67
$21.06 – $27.52	367	6.82	23.90	164	22.08
$30.32 – $32.35	17	9.10	31.65	3	32.35
$58.75	12	2.84	58.75	12	58.75

	3,474	7.32	$11.54	1,457	$11.25

Under our three stock option plans, we have granted options to purchase shares of common stock to employees and non-employee directors at prices no less than the fair market value on the date of grant. Because all stock options were issued at fair value, no compensation cost has been recognized. Those options terminate ten years from the date granted. For grants to employees, and non-employee directors, the options become fully exercisable within three or four years from the date of grant. In addition, the plan provides for the granting of stock to non-employee directors. The price range of options exercised was $4.00 to $24.50 in 2002, $0.86 to $24.50 in 2001 and $0.86 to $8.50 in 2000. At December 31, 2002, there were 3.8 million shares of authorized but unissued common stock under the plans, of which options for the purchase of 320,024 shares were available for future grants. Share amounts (in thousands) and weighted average exercise prices are as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,402	$9.66	3,180	$9.97	2,910	$10.36
Granted	849	17.45	1,117	8.05	945	7.37
Exercised	(737)	9.92	(842)	8.74	(131)	5.18
Cancelled	(40)	8.38	(53)	8.29	(544)	8.71

Outstanding at end of year	3,474	11.54	3,402	9.66	3,180	9.97

Options exercisable at year end	1,457	$11.25	1,608	$11.60	1,657	$11.80

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 19,347, 111,459 and 89,581 shares to employees in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17:    Other Related Party Transactions

During 2000, 2001, and 2002 three customers were also shareholders of the Company and had officers who held positions on our Board of Directors. In addition, one of those customers had a greater than 10% ownership in 2000. Revenues from these customers were $4.4 million in 2002, $4.0 million in 2001 and $3.6 million in 2000. Accounts receivable from these customers were approximately $34,000 and $321,000 at December 31, 2002 and 2001, respectively. Interest expense related to the mortgage note payable to one of these customers was approximately $49,000 in 2002, $464,000 in 2001 and $532,000 in 2000. In January 2002, we paid $4.9 million, which represents a $200,000 discount, to this shareholder to fully satisfy our mortgage note.

The Company has a 30% interest in an affiliate that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. Purchases of low volume products and repair services from the affiliate were $13.4 million in 2002, $14.8 million in 2001 and $8.1 million in 2000. The Company subleases a portion of its Spokane facility to this affiliate. The lease agreement commenced in May 2000 and terminates in May 2003. Under the current lease, base monthly lease amounts payable to the Company are $14,430. In November 2002, the affiliate notified us of its intent to exercise the renewal option for one year. Lease payments will be based on current market rates. The affiliate pays the Company for its share of operating cost of the subleased premises. The costs payable by the affiliate to the Company are based on the square footage of the leased premises. Accounts receivable from the affiliate were approximately $144,000 and $99,000 at December 31, 2002, and 2001, respectively. Additionally, we guarantee lease payments for certain equipment leased by the affiliate. The maximum future lease obligation of the guarantee at December 31, 2002 was $659,000.

In connection with the acquisition of LineSoft in March 2002, the Company assumed a pre-existing loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s common stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6%. The balance of the loan at December 31, 2002 was $473,000.

During 2002, the Company invested approximately $2.0 million in an early stage startup firm that is developing internet-based energy monitoring and management software and services. The firm has not yet produced significant revenues. The form of the investment is a secured convertible note with a term of five years. The note bears interest at an annual rate of 7%. We may convert the note at any time into the common stock of the firm. If we had converted our note into equity at December 31, 2002, it would have been converted into 19% of the firm’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have also entered into a distribution and licensing agreement with the firm, which gives us non-exclusive distribution and licensing rights.

In March 2001, we loaned $750,000 at an interest rate of 7% per annum to a director. The loan was collateralized by 300,000 shares of our common stock. The balance of the secured promissory note, including principal and interest, was paid in full by November 2001.

The Company leases a facility from former owners of RER, who are now current employees. Base monthly lease expense is $29,000 and the agreement terminates in December 2003.

Note 18:    Commitments and Contingencies

Commitments

We have noncancelable capital leases for computer equipment and software, and operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rent expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Company’s operating leases was $5.7 million in 2002, $3.2 million in 2001 and $2.3 million in 2000. Receipts under the Company’s noncancelable subleases were $391,000 in 2002, $353,000 in 2001 and $315,000 in 2000. Assets under capital leases are included in the consolidated balance sheets as follows:

	At December 31,
	2002	2001
	($ in thousands)
Computers and software	$145	$118
Accumulated depreciation	(122)	(103)

Net capital leases	$23	$15

Future minimum payments and sublease revenues at December 31, 2002, under the aforementioned leases and other noncancelable operating leases and subleases with initial or remaining terms in excess of one year are as follows ($ in thousands):

	Minimum Payments	Sublease Revenues	Payments, Net
2003	$6,579	$318	$6,261
2004	4,236	231	4,005
2005	2,609	217	2,392
2006	1,674	184	1,490
2007	1,433	—	1,433
Thereafter	799	—	799

Total minimum lease payments	$17,330	$950	$16,380

Included in the 2003 future minimum payments are approximately $737,000 in lease commitments which have been accrued for in 2002 related to the International business unit restructure charge.

During 2002, the Company entered into an exclusive distribution agreement with an affiliate. The agreement requires Itron to purchase a minimum of 2,500 units over a three year period. Minimum payments totaling $1.3 million are due through the end of 2003.

Contingencies

We maintain performance and bid bonds for certain customers. The performance bonds usually cover the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.0 million and $11.6 million at December 31, 2002 and 2001, respectively. Additionally, we guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. The maximum future lease obligation of the guarantee at December 31, 2002 was $659,000. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The lease and our guarantee terminate in 2006.

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment in the U.S. District Court for the District of Minnesota (Civil Case No. 99-cv-501) that a patent owned by Benghiat (patent no. 5,757,456, the ‘456 patent) is invalid and not infringed by Itron’s handheld meter reading devices. On April 23, 1999, Benghiat filed a counterclaim alleging patent infringement by the same devices. Both lawsuits were filed in the U.S. District Court for the District of Minnesota. The case went to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trial before a jury on December 9, 2002. On December 20, 2002 the jury returned a verdict and found that Itron’s manual entry handheld meter reading devices sold in the U.S. since April 1993 infringed the ‘456 patent. The jury awarded Benghiat damages in an amount of $7.4 million dollars, which represents a royalty of approximately 5% on revenues from infringing products sold from 1993 to the date of the verdict. Itron accrued that amount in 2002. The jury also found that Itron’s infringement was willful. As such, Benghiat has asked the court to treble the damages and award him attorney’s fees. He has not yet asked the court to enjoin the sale by Itron of infringing products but he is expected to do so. Although Itron continues to believe that its products do not infringe the ‘456 patent, it has nevertheless redesigned all of its current products that were found to infringe by the jury and has received an opinion of its outside patent counsel that the redesigned products do not infringe the ‘456 patent. The court has not rendered judgment based on the jury’s verdict and will not do so until a number of post-trial motions by both parties have been made and ruled on by the court. This is not expected to happen until April 2003 or later. Itron is also considering what grounds if any it has to appeal the judgment of the court when rendered to the Federal Circuit Court of Appeals in Washington D.C. There can be no assurance, however, that Itron will prevail on appeal. Any further appeal or litigation related to the ‘456 patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. We believe that we have made adequate provisions for such contingent liabilities.

Note 19:    Segment Information

We are internally organized around four business units focused on the customer segments that we serve. These business units are Electric, Natural Gas, Water & Public Power, and International. The Electric, Natural Gas, and Water & Public Power business units focus on the U.S. and Canadian business territories. The International business unit focuses on the following business territories: (1) Pacific Rim and Latin America (which includes Japan, South Korea, Hong Kong, Caribbean and Latin America), (2) Europe, Middle East and Africa, and (3) Oceania and Southeast Asia.

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services, engineering, consulting and installation services, post-sale maintenance support and outsourcing services. Inter-segment revenues are immaterial. Within each business unit, costs of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Variances from standard costs are reported in Corporate costs of sales and are not allocated to the business units. Assets and liabilities are not allocated to the business units for management purposes. In addition to assets and liabilities, corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, income tax expense, and amortization expense are not allocated to the business units, nor included in the measure of segment profit or loss for management purposes. Approximately 50% of depreciation expense is allocated to the business units.

Management has two primary measures for each of the operating segments, revenue and operating income. Operating income is defined as revenue, less (a) direct costs associated with that revenue, (b) operating expenses directly incurred by the segment, and (c) allocations of basic services (such as floor space and communication expense), warranty and miscellaneous service related expenses. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2002 and 2001 presentation. Corporate expenses, which include product development, marketing, miscellaneous manufacturing and certain other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate expenditures, are included in the table below to reconcile business unit activity to the consolidated statements of operations ($ in thousands):

	2002	2001	2000
Revenues
Electric	$136,782	$99,722	$61,985
Natural Gas	50,353	35,694	39,836
Water & Public Power	84,069	65,072	60,123
International	13,638	25,067	17,997

Total revenues	$284,842	$225,555	$179,941

Gross profit (loss)
Electric	$62,968	$42,352	$26,985
Natural Gas	28,818	19,370	22,361
Water & Public Power	35,771	28,791	26,450
International	5,094	8,621	7,753
Corporate	(382)	(1,275)	(12,700)

Total gross profit	$132,269	$97,859	$70,849

Operating income (loss)
Electric	$54,698	$37,201	$23,423
Natural Gas	26,283	16,738	19,956
Water & Public Power	31,228	25,295	23,660
International	(5,242)	1,839	1,602
Corporate	(88,825)	(55,213)	(58,991)

Total operating income	$18,142	$25,860	$9,650

The Company had one Electric business unit customer, which individually accounted for 12% and 15% of total Company revenues during 2002 and 2001, respectively. There were no customers who accounted for more than 10% of total Company revenues in 2000.

Note 20:    Subsequent Events

Silicon Energy Corporation Acquisition:    On March 4, 2003, Itron acquired Silicon Energy for merger consideration equal to $71.2 million less the repayment of approximately $4.2 million in convertible debt and other consideration primarily concerning the funding of Silicon Energy bonus payments. Of the merger consideration, $6.4 million was held back as an indemnification escrow amount. In addition to the $71.2 million mentioned above, other transaction costs of approximately $3 million were incurred. The amount of merger consideration is subject to a working capital adjustment that will be finalized within 45 days from closing. At closing, no working capital adjustment was deemed necessary. If a working capital adjustment is required, the amount of merger consideration will be adjusted accordingly.

Silicon Energy is a privately-held California based corporation that provides enterprise energy management solutions that enable utilities, energy service providers, governments, and commercial and industrial energy users to efficiently manage and apply energy consumption data, optimize the delivery and use of energy, mitigate risk, control energy costs, and optimize energy procurement.

Itron acquired Silicon Energy with a portion of cash on hand and the proceeds from a new $50 million three-year term loan, repayable over three years with level principal payments. The interest on the term loan at closing was 3.8125% and will vary according to market rates and the Company’s consolidated leverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required under the term loan to at all times, after 90 days after the closing date, maintain in effect one or more interest rate agreements with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the term loan with a term of not less than two years. The effect of the interest rate agreements will be to substantially fix or limit the interest rate on a portion of term loan principal.

The term loan is a component of a new $105 million three-year credit facility that was established coincident with the closing of the acquisition. In addition to the term loan, the new credit facility has a $55 million revolving loan feature. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter. Of the remaining $35 million of availability, $16.0 million is currently utilized by outstanding standby letters of credit.

The new credit facility is secured by substantially all tangible and intangible assets, including the stock of domestic subsidiaries and a portion of the stock of foreign subsidiaries if the later meet certain size tests, except assets related to outsourcing contracts that are or may be financed with a project financing.

Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The valuations of the assets and liabilities acquired are currently being performed by the Company and an independent appraiser. As the valuations are in process at this time, it is not now practicable for us to provide an opening balance sheet reflecting the fair values.

Reorganization:    In January 2003, Itron announced a reorganization of its Energy Information Solutions (EIS) product group in Raleigh, North Carolina, which is responsible for product development and support activities for MV-90. The reorganization was driven by continued slow activity in the wholesale energy markets. Approximately 40 positions in Raleigh were eliminated. An estimated reorganization expense of $2.0 to $2.5 million will be reflected in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results (Unaudited)

Quarterly results are as follows ($ in thousands, except per share and stock price data):

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total Year
2002
Statement of operations data:
Total revenues	$62,075		$72,439	$73,057	$77,271		$284,842
Gross profit	27,287		33,851	34,349	36,782		132,269
Net income (loss)	$(2,970	)(a)	$6,325	$5,968	$(640	)(b)	$8,683

Basic net income (loss) per share	$(0.18)		$0.32	$0.29	$(0.03)		$0.45

Diluted net income (loss) per share	$(0.18)		$0.28	$0.27	$(0.03)		$0.41

Stock Price:
High	$32.30		$36.50	$26.98	$25.90		$36.50
Low	22.25		19.99	12.53	16.12		12.53

2001
Statement of operations data:
Total revenues	$47,471		$53,014	$60,855	$64,215		$225,555
Gross profit	18,681		23,142	27,053	28,983		97,859
Net income	$1,489		$3,158	$3,904	$4,899		$13,450

Basic net income per share	$0.10		$0.20	$0.25	$0.31		$0.86

Diluted net income per share	$0.09		$0.18	$0.21	$0.26		$0.75

Stock Price:
High	$12.50		$18.98	$23.84	$34.21		$34.21
Low	3.50		10.25	14.25	20.13		3.50

(a)	Net loss primarily due to $7.4 million write-off of IPR&D associated with LineSoft acquisition.

(b)	Net loss primarily due to $7.4 million litigation accrual and $3.1 million restructuring expense.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2002, or in any period subsequent to such date.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2003 (the 2002 Proxy Statement) sets forth certain information with regard to our directors and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11:    EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in the 2002 Proxy Statement sets forth certain information (except for those sections captioned “Compensation Committee Report on Executive Compensation” and “Performance Graph”, which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2002 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock and is incorporated herein by reference.

The section entitled “Equity Compensation Plan Information” appearing in the 2002 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The section entitled “Certain Relationships and Related Transactions” appearing in the 2002 Proxy Statement sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

ITEM 14:    DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. As of March 12, 2003, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2)  List of Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3)  Exhibits:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc., and Itron, Inc. dated September 9, 2002.

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002.

2.4

Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc., and Itron, Inc. dated January 18, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1

Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of California, as trustee. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 27, 1997—File No. 0-22418)

4.2

Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1

Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s 1999 Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant.

10.3

Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996. (filed as Exhibit 10.4 to the registrant’s 1996 Annual Report on Form 10-K dated February 26, 1997—File No. 0-22418)

10.4

Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated July 1, 2002 for its special meeting of shareholder’s held on July 26, 2002—File No. 0-22418)

10.5

Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s 2001 Annual Report on Form 10-K dated March 28, 2002—File No. 0-22418)

Exhibit Number	Description of Exhibits

10.6	Executive Deferred Compensation Plan. * (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.7

Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s 1999 Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.8	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.7 hereto) with the Registrant.

10.9

Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s 1995 Annual Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.10

Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s 1993 Annual Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.11

Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995. (filed as Exhibit 10.19 to the registrant’s 1995 Annual Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.12

Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.13

Warranty and maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000. (filed as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.14	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.15	Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (filed as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.16

2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)

10.17

Credit Agreement among Itron, Inc., the lenders listed, and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

12	Statement re Computation of Ratios

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

4)  Reports on Form 8-K this quarter:

On December 13, 2002, we filed a Form 8-K under Items 5 and 7 detailing a new Shareholder Rights Plan and declaring a dividend distribution of one preferred share purchase right on each outstanding share of Itron common stock.

On December 23, 2002, we filed a Form 8-K under Items 5 and 7 announcing the jury verdict against Itron in connection with a patent infringement lawsuit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 27th day of March, 2003.

ITRON, INC.

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 27th day of March, 2003.

Signature	Title

/s/ LEROY D. NOSBAUM LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT D. NEILSON Robert D. Neilson	President and Chief Operating Officer and Director

/s/ DAVID G. REMINGTON David G. Remington	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL B. BRACY Michael B. Bracy	Director

/s/ MICHAEL J. CHESSER Michael J. Chesser	Director

/s/ TED C. DEMERRITT Ted C. DeMerritt	Director

/s/ JON E. ELIASSEN Jon E. Eliassen	Director

/s/ THOMAS S. FOLEY Thomas S. Foley	Director

/s/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/s/ MARY ANN PETERS Mary Ann Peters	Director

/s/ S. EDWARD WHITE S. Edward White	Director

/s/ GRAHAM M. WILSON Graham M. Wilson	Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, LeRoy D. Nosbaum, certify that:

1.	I have reviewed this annual report on Form 10-K of Itron, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LEROY D. NOSBAUM
LeRoy D. Nosbaum Chairman of the Board and Chief Executive Officer

Date:  March 27, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David G. Remington, certify that:

1.	I have reviewed this annual report on Form 10-K of Itron, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer

Date:  March 27, 2003

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions		Balance at end of period
Description		Charged to costs and expenses	Deductions	Current	Non current
	($ in thousands)

Year ended December 31, 2000:
Short and long-term warranty	$6,862	$3,801	$4,929	$5,008	$726
Allowance for doubtful accounts	1,311	570	737	1,144	—

Year ended December 31, 2001:
Short and long-term warranty	$5,734	$4,407	$3,814	$3,229	$3,098
Allowance for doubtful accounts	1,144	2,129	1,846	1,427	—

Year ended December 31, 2002:
Short and long-term warranty	$6,327	$5,262	$2,150	$4,567	$4,872
Allowance for doubtful accounts	1,427	839	975	1,291	—

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc., and Itron, Inc. dated September 9, 2002.

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002.

2.4

Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc., and Itron, Inc. dated January 18, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1

Indenture dated as of March 12, 1997 between the Registrant and Chemical Trust Company of California, as trustee. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 27, 1997—File No. 0-22418)

4.2

Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1

Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s 1999 Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant.

10.3

Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its securities dated March 25, 1996. (filed as Exhibit 10.4 to the registrant’s 1996 Annual Report on Form 10-K dated February 26, 1997—File No. 0-22418)

10.4

Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated July 1, 2002 for its special meeting of shareholder’s held on July 26, 2002—File No. 0-22418)

10.5

Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s 2001 Annual Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.6	Executive Deferred Compensation Plan. * (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.7

Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s 1999 Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.8	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.7 hereto) with the Registrant.

10.9

Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s 1995 Annual Report on Form 10-K dated March 30, 1996—File No. 0-22418)

Exhibit Number	Description of Exhibits

10.10

Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s 1993 Annual Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.11

Purchase Agreement between the Registrant and Pentzer Development Corporation dated July 11, 1995. (filed as Exhibit 10.19 to the registrant’s 1995 Annual Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.12

Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.13

Warranty and maintenance Agreement between Itron, Inc. and DataCom Information Systems, LLC dated March 30, 2000. (filed as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.14	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.15	Credit Agreement between Itron, Inc. and Servatron dated June 22, 2000. (filed as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.16

2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)

10.17

Credit Agreement among Itron, Inc., the lenders listed, and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

12	Statement re Computation of Ratios

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.