Form 10-Q
period 2003-03-31
ITRON INC /WA/
filed 2003-05-09
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 20,365,822.

Itron, Inc.

Part 1: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues
Sales	$63,917	$50,186
Service	10,728	11,889

Total revenues	74,645	62,075
Cost of revenues
Sales	29,861	25,543
Service	7,922	9,245

Total cost of revenues	37,783	34,788

Gross profit	36,862	27,287
Operating expenses
Sales and marketing	8,437	6,659
Product development	10,158	7,507
General and administrative	7,773	4,859
Amortization of intangibles	1,888	337
Restructurings	2,165	–
In-process research and development	900	7,400

Total operating expenses	31,321	26,762

Operating income	5,541	525
Other income (expense)
Equity in affiliates	22	(4)
Interest income	169	321
Interest expense	(456)	(1,292)
Other income, net	25	138

Total other income (expense)	(240)	(837)

Income (loss) before income taxes	5,301	(312)
Income tax provision	(2,385)	(2,658)

Net income (loss)	$2,916	$(2,970)

Earnings per share
Basic net income (loss) per share	$0.14	$(0.18)

Diluted net income (loss) per share	$0.14	$(0.18)

Weighted average number of shares outstanding
Basic	20,239	16,510
Diluted	21,428	16,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, $ in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$12,863	$32,564
Accounts receivable, net	49,795	57,571
Inventories	16,015	15,660
Deferred income taxes	5,248	5,927
Other	5,741	2,770

Total current assets	89,662	114,492

Property, plant and equipment, net	31,824	30,168
Equipment used in outsourcing, net	11,345	11,589
Intangible assets, net	32,998	18,305
Goodwill	85,920	44,187
Deferred income taxes, net	40,678	24,050
Other	4,771	4,455

Total assets	$297,198	$247,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,531	$25,526
Wages and benefits payable	12,117	18,259
Accrued litigation	7,400	7,400
Current portion of debt	17,376	691
Unearned revenue	12,056	11,580

Total current liabilities	75,480	63,456

Long-term debt	33,333	—
Project financing debt	4,583	4,762
Warranty and other obligations	18,014	17,427

Total liabilities	131,410	85,645

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity
Common stock	196,415	195,546
Preferred stock	—	—
Accumulated other comprehensive income (loss)	122	(280)
Accumulated deficit	(30,749)	(33,665)

Total shareholders’ equity	165,788	161,601

Total liabilities and shareholders’ equity	$297,198	$247,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$2,916	$(2,970)
Noncash charges (credits) to income:
Depreciation and amortization	4,121	2,356
Deferred income taxes provision	2,511	1,771
Acquired in-process research and development	900	7,400
Stock option income tax benefits	122	885
Equity in affiliates	(22)	4
Gain on early extinguishment of debt	—	(200)
Other, net	162	73
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,348	10,543
Inventories	(355)	(3,428)
Accounts payable and accrued expenses	(1,200)	(1,488)
Wages and benefits payable	(9,276)	(5,749)
Unearned revenue	(2,249)	(2,976)
Other, net	(2,609)	429

Cash provided by operating activities	6,369	6,650

Investing activities
Proceeds from sales and maturities of investment securities	—	12,643
Purchase of short-term investments	—	(7,025)
Reclassification of restricted cash	—	5,100
Acquisition of property, plant and equipment	(2,705)	(2,647)
Issuance of notes receivable	(405)	(2,000)
Acquisitions, net of cash and cash equivalents	(73,061)	(21,731)
Other, net	(313)	164

Cash used by investing activities	(76,484)	(15,496)

Financing activities
New borrowings	50,000	—
Change in short-term borrowings, net	—	(1,973)
Payments on project financing debt	(166)	(1,100)
Issuance of common stock	585	3,006
Repurchase of common stock	—	(225)
Payments on mortgage note payable	—	(4,853)
Other, net	(5)	(11)

Cash provided (used) by financing activities	50,414	(5,156)

Decrease in cash and cash equivalents	(19,701)	(14,002)
Cash and cash equivalents at beginning of period	32,564	20,582

Cash and cash equivalents at end of period	$12,863	$6,580

Noncash transactions:
Acquisition of LineSoft in partial exchange for common stock	$—	$21,801
Debt to equity conversion	$—	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for a fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, Condensed Consolidated Balance Sheets for March 31, 2003 and December 31, 2002, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002. Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (generally accepted accounting principles) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of Silicon Energy Corp. (Silicon) from the date of acquisition (see Note 4), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Warranty

The Company offers warranty terms on our product sales of between one and three years and a longer warranty term for certain components of our products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty accrual is included in accounts payable and accrued expenses. The long-term warranty accrual covers estimated warranty costs for the period beyond one year of customer use and future expected costs of testing and replacement of radio meter module batteries. Warranty expense was approximately $2.4 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Beginning balance	$9,439	$6,327
Additions to the accrual	1,783	1,471
Adjustments to preexisting items	656	376
Utilization of accrual	(1,091)	(352)

Ending balance	$10,787	$7,822

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

The Company recognizes revenues from hardware at the time of shipment, receipt, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. If the services are essential to the arrangement, revenue is recognized using the percentage of completion methodology.

Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for our stock option incentive plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	($ in thousands, except per share data)
Net income (loss)
As reported	$2,916	$(2,970)
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(999)	(441)

Pro forma net income (loss)	$1,917	$(3,411)

Basic earnings per share
As reported	$0.14	$(0.18)
Pro forma	$0.09	$(0.21)

Diluted earnings per share
As reported	$0.14	$(0.18)
Pro forma	$0.09	$(0.21)

The weighted average price of options granted was $14.09 and $24.35 for the three months ended March 31, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2003	2002
Dividend yield	—	—
Expected volatility	76.4%	86.7%
Risk-free interest rate	2.9%	5.4%
Expected life (years)	5	5

Reclassifications

Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 impacted the timing of restructuring cost recognition (see Note 9).

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions of Interpretation 45 did not have a significant impact on the financial position or results of operations of the Company.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 applied to variable interest entities created after January 31, 2003. The consolidation requirements had no impact on the Company, as no variable interest entities were created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. We are in the process of evaluating the impact of the statement.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Basic earnings per share:
Net income (loss) available to common shareholders	$2,916	$(2,970)
Weighted average shares outstanding	20,239	16,510

Basic net income (loss) per share	$0.14	$(0.18)

Diluted earnings per share:
Net income (loss) available to common shareholders	$2,916	$(2,970)

Weighted average shares outstanding	20,239	16,510
Effect of dilutive securities:
Employee stock options	1,189	—

Adjusted weighted average shares	21,428	16,510

Diluted net income (loss) per share	$0.14	$(0.18)

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At March 31, 2003 and 2002, we had options outstanding of approximately 3.6 million and 3.3 million, at average option exercise prices of $11.60 and $10.44, respectively. For the three months ended March 31, 2003, approximately 2.4 million stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. These options could be dilutive in future periods. For the same period in 2002, all of our stock options were excluded from the calculation because they were anti-dilutive.

The dilutive effect of our convertible subordinated notes is calculated using the if converted method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In the first quarter of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing approximately 1.5 million shares, and $23.70, representing approximately an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to redeem them. For the three months ended March 31, 2002, the convertible debt shares were excluded from the earnings per share calculation as they were anti-dilutive.

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During the three months ended March 31, 2002, we purchased 9,200 shares at an average price of $24.46. By December 31, 2002, all authorized shares were repurchased.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under the new repurchase authorization.

There was no preferred stock issued or outstanding at March 31, 2003 or December 31, 2002.

Note 3: Certain Balance Sheet Components

	March 31, 2003	December 31, 2002
	($ in thousands)
Accounts receivable
Trade (net of allowance for doubtful accounts of $1,502 and $1,291)	$39,476	$47,496
Unbilled revenue	10,319	10,075

Total accounts receivable	$49,795	$57,571

Inventories
Materials	$5,187	$4,304
Work in process	944	804
Finished goods	9,757	10,322

Total manufacturing inventories	15,888	15,430
Service inventories	127	230

Total inventories	$16,015	$15,660

Property, plant and equipment
Machinery and equipment	$31,970	$31,133
Equipment used in outsourcing	16,066	15,987
Computers and purchased software	31,036	34,029
Buildings, furniture and improvements	20,779	20,373
Land	1,735	1,735

Total cost	101,586	103,257
Accumulated depreciation	(58,417)	(61,500)

Property, plant and equipment, net	$43,169	$41,757

Depreciation expense was approximately $2.2 million and $2.0 million for the three months ended March 31, 2003 and 2002, respectively.

Note 4: Business Combinations

Silicon Energy Corp.:    On March 4, 2003, Itron acquired Silicon for merger consideration equal to $71.2 million in cash, plus other direct transaction costs of approximately $3.3 million, less cash acquired of approximately $1.4 million. Of the merger consideration, approximately $6.4 million was retained in an indemnification escrow account with regards to certain representations and warranties issued by Silicon. The amount of merger consideration was subject to a working capital adjustment that was finalized within 45 days from closing. No working capital adjustment was required.

Itron acquired Silicon utilizing cash on hand and the proceeds from a new $50 million term loan, repayable over three years with equal principal payments. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and the Company’s consolidated leverage ratio.

As of March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the in-process research and development (IPR&D) was preliminarily estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D is estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology will be substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003. The other identifiable intangible assets will be amortized over the lives of the estimated discounted cash flows assumed in the valuation models.

The following condensed financial information reflects a preliminary allocation of the purchase price based on the estimated fair values of the assets and liabilities. The valuations of the assets and liabilities acquired are currently being performed by the Company and an independent appraiser and are subject to future adjustments.

	Fair Value	Weighted Average Life
	($ in thousands)	(in months)
Fair value of net assets assumed	$14,537
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	27
Customer relationships/contracts	4,500	33
Customer backlog	2,500	14
Trademarks and trade names	2,200	40
Partner relationships	1,200	13
Goodwill	41,324

Net assets acquired	$73,061

The following pro forma results are based on the individual historical results of Itron, Inc. and Silicon (prior to acquisition on March 4, 2003) with adjustments to give effect to the combined operations as if the acquisition had been consummated January 1, 2002. The significant adjustments relate to an increase in amortization expense related to the acquired identified intangible assets, a reduction in depreciation expense due to fair value adjustments of the acquired fixed assets, the elimination of Silicon’s debt related expense as the debt was paid in full upon acquisition, the addition of interest expense related to the debt incurred upon acquisition, and a change in the income tax provision. The pro forma results are presented solely as supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, nor are they representative of results for any future date or period.

	Pro Forma
	Three Months Ended March 31,
	2003	2002
	($ in thousands, except per share data)
Revenues	$76,367	$66,091
Gross profit	36,637	29,307

Operating expenses	36,408	33,819
Other income (expense)	(560)	(1,676)

Net income (loss)	$(204)	$(3,806)

Basic net income (loss) per share	$(0.01)	$(0.23)
Diluted net income (loss) per share	$(0.01)	$(0.23)

Weighted average shares assumed outstanding
Basic	20,239	16,510
Diluted	20,239	16,510

LineSoft Corporation:    In March 2002, the Company acquired LineSoft Corporation (LineSoft), a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuild of utility transmission and distributions. The Company is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in Company common stock. If an earnout payment is required, the purchase price will be increased by the fair value of the payment. The Company expects that the 2003 revenue target will not be exceeded and an earnout payment will not be required.

Regional Economic Research:    In October 2002, the Company acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment of approximately $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion. The purchase price will be increased by the fair value of any earnout disbursements.

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets as of March 31, 2003 and December 31, 2002 were as follows:

	Gross Assets 3/31/03	Accumulated Amortization 3/31/03	Gross Assets 12/31/02	Accumulated Amortization 12/31/02
	($ in thousands)
Core-developed technology	$18,595	$(1,816)	$12,437	$(855)
Patents	7,088	(3,655)	7,088	(3,524)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	3,935	(2,468)	2,480	(2,347)
Customer contracts	5,750	(454)	2,710	(354)
Other	7,031	(1,008)	1,107	(437)

Total identified intangible assets	$47,464	$(14,466)	$30,887	$(12,582)

Amortization expense on identified intangible assets was approximately $1.9 million and $337,000 for the three months ended March 31, 2003 and 2002, respectively. Amortization expense to be recognized over the remaining quarterly periods in 2003 is approximately $7.9 million. Estimated future annual amortization expense is as follows ($ in thousands):

Years ending December 31,	Estimated Amortization
2004	$8,283
2005	6,416
2006	3,696
2007	2,285
Beyond 2007	4,369

Note 6: Goodwill

Goodwill increased in the first quarter of 2003 primarily due to the acquisition of Silicon on March 4, 2003. In addition, the goodwill balance increased approximately $400,000 due to changes in currency exchange rates from December 31, 2002 to March 31, 2003. The change in goodwill for the three months ended March 31, 2003 is as follows ($ in thousands):

Beginning balance, January 1, 2003	$44,187
Silicon goodwill acquired	41,324
Other	409

Ending balance, March 31, 2003	$85,920

During the three months ended March 31, 2002, goodwill increased approximately $25.6 million primarily due to the acquisition of Linesoft in March 2002.

Note 7: Loans to Affiliates

In March 2003, we loaned an additional $405,000 to Lanthorn Technologies (Lanthorn), an early stage startup firm that is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a secured convertible note with a five year term. The loan balance is included within the other noncurrent assets balance. We may convert the notes at any time into common stock of Lanthorn. If we had converted our notes into equity at March 31, 2003, they would have been converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Note 8: Debt

On March 4, 2003, we entered into a new three year credit agreement for $105 million. The new credit agreement is secured by substantially all tangible and intangible assets, including the stock of domestic subsidiaries and a portion of the stock of foreign subsidiaries if the later meet certain size tests, except assets related to outsourcing contracts that are or may be financed with project financing debt.

The agreement provided a $50 million term bank loan to finance a portion of the Silicon acquisition. The term bank loan is payable over three years with equal principal payments. Approximate principal payments under the term loan are $12.5 million in 2003, $16.7 million in 2004, $16.7 million in 2005, and $4.1 million in 2006. There was $50 million outstanding on the term loan at March 31, 2003. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and the Company’s consolidated leverage ratio. Within 90 days after the closing date of the loan, the Company is required to enter into an interest rate agreement which will substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years. Interest expense related to the term loan for the three months ended March 31, 2003 was approximately $148,000.

In addition to the term loan, the new credit agreement has a $55 million revolving line of credit with a three year term. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter if we appeal an unfavorable judgment. Of the remaining $35 million available, $16.1 million is currently utilized by outstanding standby letters of credit. There were no borrowings outstanding on the revolving line of credit at March 31, 2003. We paid an origination fee of 0.125% for the revolving line of credit. We will incur an annual commitment fee on the unused portion of the available revolving line of credit, which will vary according to the Company’s consolidated leverage ratio. The annual commitment fee at closing was 0.375%. We will incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee based on our consolidated leverage ratio for outstanding letters of credit. The letter of credit fees at closing were 2.625%. The annual commitment and letter of credit fees will be paid and expensed on a quarterly basis. Approximately $1.8 million of upfront fees for the credit agreement were paid at closing. The upfront fees consisted primarily of origination fees and will be amortized over the life of the credit agreement.

The Company complies with several quarterly covenants in accordance with the credit agreement.

The former $35 million line of credit was terminated simultaneously with the signing of the new credit facility in March 2003. At December 31, 2002, the maximum amount we could borrow under the former line of credit was $20 million due to outstanding standby letters of credit of $15 million. No borrowings were outstanding at December 31, 2002. No other changes were made to outstanding debt during the three months ended March 31, 2003.

Total interest expense and financing costs were approximately $456,000 and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. The 2002 interest primarily related to approximately $53.2 million in subordinated debt, which was converted to common stock during the second quarter of 2002.

Note 9: Restructurings

During the first quarter of 2003, the Company announced plans to restructure its Energy Information Systems (EIS) group located in Raleigh, North Carolina. The restructure plan included a workforce reduction of approximately 40 employees and a consolidation of facility utilization. Effective January 1, 2003, the Company implemented SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. As a result of this guidance, the Company recognized approximately $1.9 million related to severance. Substantially all of the 40 employees were terminated as of March 31, 2003 and severance payments were made. Efforts to consolidate the Raleigh facility have commenced and will be completed by the end of the second quarter of 2003. The consolidation will create unutilized leased square footage, which will require an additional provision of less than $300,000 in the second quarter.

In the fourth quarter of 2002, the Company announced its plans to restructure the European operations and recorded a provision of approximately $3.1 million. The provision included approximately $866,000 related to lease terminations, $1.3 million related to employee severance liabilities, $347,000 related to inventory and fixed asset writedowns, and $641,000 related to the reclassification of cumulative translation adjustments. An additional restructure charge of approximately $216,000 was recorded in the three months ended March 31, 2003 to writedown additional fixed assets. The restructure will result in the closure of the Company’s Vienne, France office, a reduction in workforce, the consolidation of product development efforts into existing Company locations and the outsourcing of select production efforts. The Company anticipates completion of the restructure plan by mid-2003. The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable.

The restructure involved a reduction in workforce of approximately 30 employees in Vienne, France. These employees consisted of personnel from product development, sales and support services, and general administration. As of March 31, 2003, substantially all of the employees were terminated, and approximately 35% of the benefits were paid or charged against the accrual based on applicable French law regarding timing of severance disbursements.

The accrued liabilities associated with company-wide restructuring efforts were approximately $1.9 and $2.4 million at March 31, 2003 and December 31, 2002, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	($ in thousands)
Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,949	—
Cash payments	(2,408)	(90)

Accrual balance at March 31, 2003	$804	$1,087

Lease termination and related costs recorded prior to January 1, 2003 are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

Note 10: Income Taxes

During the three months ended March 31, 2003, total net deferred tax assets increased approximately $15.9 million primarily due to the assignment of approximately $18.5 million of net deferred tax assets related to the acquisition of Silicon. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis. The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment.

Note 11: Other Related Party Transactions

In connection with the acquisition of LineSoft in March 2002, the Company assumed a pre-existing loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s common stock, in the same amount. The replacement note matures May 11, 2003, and bears interest at an annual rate of 6%. The balance of the loan at March 31, 2003 was approximately $473,000. A partial payment in the amount of approximately $117,000 was received subsequent to March 31, 2003.

In March 2003, we loaned an additional $405,000 to Lanthorn who is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a secured convertible note with a five year term. The loan balance is included within the other noncurrent assets balance. We may convert the notes at any time into common stock of Lanthorn. If we had converted our notes into equity at March 31, 2003, they would have been converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

The Company leases a facility from a former employee of Silicon, who is now a current employee of Itron. The base monthly lease payment is approximately $4,000 and the agreement terminates in August 2004.

Note 12: Contingencies

Guarantees and Indemnifications

Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN45), the Company must record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for the agreements entered into during the three months ended March 31, 2003.

We maintain performance and bid bonds for certain customers. Bonds in force were $40.5 million and $40.2 million at March 31, 2003 and 2002, respectively. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $16.1 million and $11.6 million at March 31, 2003 and 2002, respectively. The letters of credit include amounts of $10.0 and $6.6 million at March 31, 2003 and 2002, respectively, held as collateral for a $25.0 million bond. Additionally, we guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. The maximum future lease obligation of the guarantee at March 31, 2003 was approximately $557,000. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The lease and guarantee terminate in 2006.

The Company generally provides an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within its sales contracts. Itron indemnifies the customer from and pays the resulting costs, damages and attorney fees awarded against a customer with respect to such claim provided that (a) the customer promptly notifies Itron in writing of the claim, and (b) Itron has the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. Itron also provides an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of its employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008.

Legal Matters

The Company accrued a liability of $7.4 million in 2002 related to the Benghiat patent infringement matter. No adjustments to the accrual were deemed necessary during the three months ended March 31, 2003. The court has not rendered judgment based on the jury’s verdict and will not do so until a number of post-trial motions by both parties have been ruled on by the court. Itron is considering what grounds if any it has to appeal the judgment of the court when rendered to the Federal Circuit Court of Appeals in Washington D.C. There can be no assurance, however, that Itron will prevail on appeal. Any further appeal or litigation related to this patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the lawsuits or claims required the recognition of a liability as of March 31, 2003, as negative outcomes are not considered probable.

Note 13: Segment Information

The Company’s organizational structure consists of five business units that focus on the customer segments that we serve. These business units are Electric, Natural Gas, Water & Public Power, International, and End User Solutions. The Electric, Natural Gas, Water & Public Power, and End User Solutions business units focus on the United States (U.S.) and Canadian business territories. The International business unit focuses on the following business territories: (1) Pacific Rim and Latin America (which includes Japan, South Korea, Hong Kong, Caribbean and Latin America), (2) Europe, Middle East and Africa, and (3) Oceania and Southeast Asia.

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services, engineering, consulting and installation services, post-sale maintenance support and outsourcing services. Inter-segment revenues are immaterial. Within each business unit, costs of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Miscellaneous hardware costs and variances from standard costs are reported in Corporate costs of sales and are not allocated to the business units. Assets and liabilities are not allocated to the business units for management purposes. In addition to assets and liabilities, corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, income tax expense, and amortization expense are not allocated to the business units, nor included in the measure of segment profit or loss for management purposes. Approximately 50% of depreciation expense is allocated to the business units.

Management has two primary measures for each of the operating segments, revenue and operating income. Operating income is defined as revenue, less (a) direct costs associated with that revenue, (b) operating expenses directly incurred by the segment, and (c) allocations of basic services (such as floor space and communication expense), warranty and miscellaneous service related expenses. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses. Corporate expenses, which include product development, marketing, miscellaneous manufacturing and certain other corporate expenditures, are included in the table below to reconcile business unit activity to the consolidated statements of operations:

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Revenues
Electric	$39,203	$30,773
Natural Gas	14,505	10,374
Water & Public Power	18,103	17,429
International	2,716	3,499
End User Solutions	118	—

Total revenues	$74,645	$62,075

Gross profit (loss)
Electric	$20,595	$14,191
Natural Gas	9,141	5,685
Water & Public Power	7,766	6,869
International	(93)	1,411
End User Solutions	17	—
Corporate	(564)	(869)

Total gross profit	$36,862	$27,287

Operating income (loss)
Electric	$17,994	$12,375
Natural Gas	8,386	5,186
Water & Public Power	6,529	5,916
International	(1,787)	(401)
End User Solutions	(185)	—
Corporate	(25,396)	(22,551)

Total operating income	$5,541	$525

The Company had one Electric business unit customer, which individually accounted for approximately 10% and 16% of total Company revenues during the three months ended March 31, 2003 and 2002, respectively.

Note 14: Comprehensive Income

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Net income (loss)	$2,916	$(2,970)
Change in foreign currency translation adjustments, net of tax	402	(43)
Change in net unrealized holding gain (loss)	—	(34)

Total comprehensive income (loss)	$3,318	$(3,047)

Accumulated foreign currency translation adjustment was the sole component of accumulated other comprehensive income (loss), net of tax, at March 31, 2003 and December 31, 2002. The accumulated foreign currency translation gain, net of tax, was approximately $122,000 at March 31, 2003. The foreign currency translation loss, net of tax, was approximately $280,000 at December 31, 2002.

Note 15: Subsequent Events

Effective May 1, 2003, the Company amended the warranty and maintenance agreement related to a network-based automated meter reading system in Pittsburgh, Pennsylvania with Duquesne Light Company (Duquesne) (refer to Note 13 of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003). The Company will continue to provide certain maintenance and support services for the system through December 31, 2013, however the scope and nature of the services to be provided has been reduced. The Company paid $4 million to Duquesne in consideration for the reduced scope of services. The $5 million standby letter of credit required under the original agreement has been reduced to $4 million under the terms of the amended agreement. In connection with our performance responsibilities, we have entered into a 42 month operating lease on a facility in Pittsburgh. The base monthly lease payment is approximately $1,200.

The forward loss reserve balance related to the original Duquesne agreement as of April 30, 2003 was approximately $12.4 million. We will receive approximately $7.3 million over the term of the amended agreement and we expect to incur approximately $19.7 million in expenses, including the $4 million paid to Duquesne. Thus the amendment of the agreement did not result in an adjustment to the forward loss reserve.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with the 2002 audited financial statements and notes included in our Form 10-K, which we filed with the Securities and Exchange Commission on March 27, 2003.

The Company’s SEC filings are available under the Investor Relations section of Itron’s website at www.itron.com. The SEC filings are available free of charge on the website as soon as practicable after they are filed with or furnished to the SEC.

Certain Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, the rate and timing of customer demand and signing of orders for the Company’s products, rescheduling of current customer orders, the Company’s ability to effectuate additional initiatives for improving growth and profitability, the inability to predict the outcome of appeals or any negotiation efforts associated with the Benghiat litigation including the uncertainty as to whether the court will award enhanced damages or future royalties, estimating costs associated with litigation defense, forecast future revenues and costs on long-term contracts, changes in law and regulation (including FCC licensing actions), changes in the utility regulatory environment, delays or difficulties in introducing new products and acceptance of those products, increased competition and various other matters, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change on the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risk Factors” included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

Overview

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power market participants and others.

Results of Operations

The Company’s organizational structure consists of five business units that focus on the customer segments that we serve. These business units are Electric, Natural Gas, Water & Public Power, International, and End User Solutions. The Electric, Natural Gas, Water & Public Power, and End User Solutions business units focus on the U.S. and Canadian business territories. The International business unit focuses on the following business territories: (1) Pacific Rim and Latin America (which includes Japan, South Korea, Hong Kong, Caribbean and Latin America), (2) Europe, Middle East and Africa, and (3) Oceania and Southeast Asia.

Revenues for each business unit consist of hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers. Inter-segment revenues are immaterial. Segment cost of sales are based on standard costs which include materials, direct labor and an overhead allocation based on projected production for the year. Miscellaneous hardware costs and variances from standard costs are included in Corporate cost of sales and are not allocated to the business units.

Revenues and Gross Margins

Total Company Revenues and Gross Margins

The following tables summarize the Company’s revenues and gross margin for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002	% Change
	($ in millions)
Revenues
Sales	$63.9	$50.2	27%
Service	10.7	11.9	(10)%

Total revenues	$74.6	$62.1	20%

	Three Months Ended March 31,
	2003	2002	% Change
Gross Margin
Sales	53%	49%	4%
Service	26%	22%	4%
Total gross margin	49%	44%	5%

Revenues for the three months ended March 31, 2003 were approximately $74.6 million compared with approximately $62.1 million during the same period in 2002. Domestic revenues for the three months ended March 31, 2003 increased approximately 23% over revenues for the three months ended March 31, 2002. Approximately $7.0 million of the increase in revenues came from acquisitions completed in 2002 and 2003. The remaining increase is the result of increased hardware deliveries to domestic customers in the form of gas and water AMR modules, software and consulting sales. Revenues declined in the three months ended March 31, 2003 compared with the same period in 2002 in our international markets primarily due to a decrease in software sales.

One customer represented approximately 10% and 16% of total Company revenues in the three months ended March 31, 2003, and 2002, respectively. Sales to this customer will continue into the fourth quarter of 2003 but will continue to decrease as a percentage of total Company revenues. For the three months ended March 31, 2003, the top ten customers accounted for approximately 46% of revenues, compared with approximately 45% for the same period in 2002.

Gross margins improved year-over-year, growing to 49% for the three months ended March 31, 2003 compared with 44% for the same period in 2002. Improved sales gross margins from 2002 to 2003 resulted from a combination of factors, including an increase in high margin software license sales, changes in product mix, lower general market prices for electronic components and other supply-chain management initiatives. For the three months ended March 31, 2003, service gross margins improved compared to the same period in 2002, however the increase was partially offset by non-recurring warranty accrual adjustments. Service gross margins for the three months ended March 31, 2002 were negatively impacted by a one-time increase in costs associated with a long-term service contract.

Gross margins may vary period to period depending on the mix of products and services.

Segment Revenues and Gross Margins

The following tables and discussion highlights significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended March 31,
	2003	2002	% Change
	($ in millions)
Segment Revenues
Electric	$39.2	$30.8	27%
Natural Gas	14.5	10.4	39%
Water & Public Power	18.1	17.4	4%
International	2.7	3.5	(23)%
End User Solutions	0.1	—	100%

Total revenues	$74.6	$62.1	20%

	Three Months Ended March 31,
	2003	2002	% Change
Segment Gross Margin
Electric	53%	46%	7%
Natural Gas	63%	55%	8%
Water & Public Power	43%	39%	4%
International	(3)%	40%	(43)%
End User Solutions	14%	—%	14%
Corporate (1)	(1)%	(1)%	—%
Total gross margin	49%	44%	5%

(1)	Corporate is included to reconcile total segment gross margin to total gross margin above.

Electric:    Net revenues for the three months ended March 31, 2003 increased by approximately $8.4 million, or 27%, compared with the same period in 2002 primarily as a result of the acquisitions completed in 2002 and 2003. Excluding the revenues from these acquisitions, revenue growth was approximately 8% compared to the same period in 2002. For the three months ended March 31, 2003, one customer represented approximately 19% of the Electric business unit revenues and approximately 10% of total Company revenues. For the three months ended March 31, 2002, this customer represented approximately 32% of the Electric business unit revenues and approximately 16% of total Company revenues. Sales to this customer will continue into the fourth quarter of 2003 but will continue to decrease as a percentage of Electric and total Company revenues. The improved Electric segment gross margins resulted primarily from high margin software sales, lower component costs and other manufacturing efficiencies, as well as a shift in the mix of products.

Natural Gas:    Net revenues for the three months ended March 31, 2003 increased by approximately $4.1 million, or 39%, compared with the same period in 2002 primarily due to increased AMR module shipments driven by contracts signed during 2002. For the three months ended March 31, 2003, one customer represented approximately 16% of the Natural Gas business unit revenues and approximately 3% of total Company revenues. The improved Natural Gas segment gross margins resulted primarily from lower hardware costs caused by higher production volumes and other manufacturing efficiencies.

Water and Public Power:    Net revenues for the three months ended March 31, 2003 increased by approximately $674,000, or 4%, compared with the same period in 2002 as a result of increased hardware shipments. The increase in hardware revenues was partially offset by a decrease in installation revenues. Sales through meter manufacturers and other indirect sales channels grew approximately 64% for the three months ended March 31, 2003, compared with the same period in 2002. Water and Public Power segment gross margin for the three months ended March 31, 2002 was negatively impacted by a one-time increase in costs associated with a long-term service contract.

International:    Net revenues for the three months ended March 31, 2003 decreased by approximately $783,000, or 23%, compared with the same period in 2002. This decrease is primarily due to a decrease in software sales. International segment gross margin for the three months ended March 31, 2003 decreased due to the reduction of software sales and increased warranty charges related to products we are no longer selling or supporting. The decrease in margin was partially offset by higher margin hardware sales in the three months ended March 31, 2003.

End User Solutions:    As a result of the acquisition of Silicon on March 4, 2003, the Company created the End User Solutions business unit. The End User Solutions business unit, which represents a portion of the Silicon group, sells products and services to commercial and industrial domestic customers. Net revenues were approximately $118,000 for the post-acquisition period of 27 days.

Corporate:    The business units outlined above utilize standard costs, which include materials, direct labor and an overhead allocation, to record product cost of sales. Miscellaneous hardware costs and variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. Corporate costs of sales were comparable as a percentage of revenue for the three months ended March 31, 2003 and 2002.

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

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-month Backlog
	($ in millions)
March 31, 2003	$60	$203	$102
December 31, 2002	61	197	100
September 30, 2002	87	200	109
June 30, 2002	45	179	95
March 31, 2002	38	202	112
December 31, 2001	63	203	115
September 30, 2001	61	195	98
June 30, 2001	45	184	79

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues. Note that certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

	Three Months Ended March 31,
	2003	% of Revenue	2002	% of Revenue
Operating Expenses	($ in millions)
Sales and marketing	$8.4	11.3%	$6.7	10.8%
Product development	10.1	13.5%	7.5	12.1%
General and administrative	7.8	10.5%	4.9	7.9%
Amortization of intangibles	1.9	2.5%	0.3	0.5%
Restructurings	2.2	3.0%	—	—%
In-process research and development	0.9	1.2%	7.4	11.9%

Total operating expenses	$31.3	42.0%	$26.8	43.2%

Operating expenses for the three months ended March 31, 2003 compared with the same period 2002 were generally higher primarily due to the acquisitions completed in 2002 and 2003.

Sales and marketing expenses increased approximately $1.7 million for the three months ended March 31, 2003 compared with the same period in 2002, and increased slightly as a percentage of revenue. The increase was a result of additional sales and marketing staff, product marketing activities and consulting.

Product development expenses increased approximately $2.6 million, or 1.4% as a percentage of revenue, for the three months ended March 31, 2003 compared with the same period in 2002. The increase was due to increased development spending for next generation hardware and software products, and software quality initiatives.

General and administrative expenses increased approximately $2.9 million, or 2.6% as a percentage of revenue, for the three months ended March 31, 2003 compared with the same period in 2002. The increase is primarily due to information technology investments, legal fees, depreciation related to assets acquired in the 2002 and 2003 acquisitions, increased compliance costs, additional office leases, and compensation due to the combination of salary increases and an increase in headcount.

Amortization of intangibles increased approximately $1.6 million, or 2.0% as a percentage of revenue, for the three months ended March 31, 2003 compared with the same period in 2002. Amortization increased as a result of the addition of $17.2 million and $16.2 million in amortizable intangible assets from acquisitions completed in 2003 and 2002, respectively.

In January 2003, we announced plans to restructure our EIS product group in Raleigh, North Carolina. The restructure plan resulted in a charge of approximately $1.9 million for the three months ended March 31, 2003 related to workforce reductions. In addition, approximately $216,000 of restructuring expense resulted from the write-down of fixed assets for International restructuring activities during the three months ended March 31, 2003. EIS and International restructuring activities are anticipated to be complete by mid-2003.

In-Process Research and Development (IPR&D)

During the three months ended March 31, 2003, we recorded a $900,000 charge for IPR&D related to the acquisition of Silicon as follows:

($ in millions)	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Silicon’s Weighted Average Cost of Capital
Silicon Energy Corp.	$0.9	$1.2	29%	19%

At the time of acquisition, Silicon was in the process of developing new software products that had not yet reached technological feasibility. We expect to benefit as products that contain the in-process technology are marketed and sold to end users.

Other Income (Expense)

The following table shows other income (expense) and percent change from the prior year.

	Three Months Ended March 31,
	2003	2002	% Change
	($ in millions)
Equity in affiliates	$—	$—	—%
Interest income	0.2	0.3	(33)%
Interest expense	(0.5)	(1.3)	62%
Other income, net	0.1	0.2	(50)%

Total other income (expense)	$(0.2)	$(0.8)	75%

Interest income decreased slightly for the three months ended March 31, 2003 compared with the same period of 2002 due to lower cash investments resulting in less interest income.

Interest expense decreased approximately $836,000 for the three months ended March 31, 2003 compared with the same period in 2002 primarily due to the conversion of convertible debt to equity in 2002.

Income Taxes

The effective income tax rate for the three months ended March 31, 2003 was approximately 45.0% compared to the estimated annual effective income tax rate of 38.5%. The quarterly rate exceeds the annual rate because no tax benefit was recognized for the in-process research and development charge incurred during the quarter since it is not tax deductible. Our effective income tax rate can vary from period to period because of fluctuations in foreign operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

Financial Condition

	Three Months Ended March 31,
	2003	2002	% Increase (Decrease)
Cash Flow Information	($ in millions)
Operating activities	$6.4	$6.7	(4)%
Investing activities	(76.5)	(15.5)	(394)%
Financing activities	50.4	(5.2)	1,069%

Net increase (decrease) in cash	$(19.7)	$(14.0)	(41)%

Operating activities:    We generated approximately $6.4 million of cash from operations for the three months ended March 31, 2003 compared with $6.7 million for the same period in 2002. Net cash generated from operating activities for the three months ended March 31, 2003 primarily resulted from net income of $2.9 million, $4.1 million in depreciation and amortization, and a decrease of $11.3 million in accounts receivable. The cash generated was partially offset by a decrease of $9.3 million in wages and benefits payable and a decrease of $2.2 million in unearned revenue. Net cash generated from operating activities for the three months ended March 31, 2002 primarily resulted from an IPR&D charge of $7.4 million and a decrease of $10.5 million in accounts receivable. The cash generated was partially offset by a net loss of $3.0 million, a decrease of $5.7 million in wages and benefits payable and an increase in inventory of $3.4 million.

Investing activities:    During the three months ended March 31, 2003, a total of $73.1 million in cash was used for the Silicon acquisition, compared with $21.7 million utilized during the same period in 2002 related to the LineSoft acquisition. During the three months ended March 31, 2002, we liquidated a portion of our short-term investments to fund business acquisition efforts. Net proceeds from short-term investments were $5.6 million. No short-term investment activity occurred during the three months ended March 31, 2003. We used $2.7 million in cash for property, plant and equipment purchases in the three months ended March 31, 2003 compared with $2.6 million for the same period in 2002.

In the three months ended March 31, 2002, we reclassified $5.1 million from restricted cash for a collateralized letter of credit into cash as a result of a new credit agreement that did not require the restriction.

Financing activities:    For the three months ended March 31, 2003, $50.0 million was received as a result of a new credit agreement in March 2003 in association with the Silicon acquisition. In addition, $585,000 was received from employee stock purchase plan purchases and stock option exercises compared with $3.0 million for the same period in 2002. During the three months ended March 31, 2002, $225,000 in cash was used to repurchase 9,200 shares of Itron’s common stock. In 2002, we used $4.9 million for the early repayment of mortgage debt and approximately $3.5 million to repay lines of credit and long-term debt assumed in the LineSoft acquisition.

We have no off-balance sheet financing agreements.

Investments:    In March 2003, we loaned an additional $405,000 to Lanthorn, who is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a secured convertible note with a five year term. We may convert the notes at any time into common stock of Lanthorn. If we had converted our notes into equity at March 31, 2003, they would have been converted into 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Liquidity, Sources and Uses of Capital:

At March 31, 2003, we had $12.9 million in cash and cash equivalents. During the three months ended March 31, 2003, we utilized $73.1 million to complete the Silicon acquisition. We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and short-term investments. The cash equivalents and short-term investments are rated A or better by Standard & Poor’s or Moody’s and have market interest rates.

As of March 31, 2003, we had a three year credit facility totaling $105 million. The credit facility consists of a $50 million three year term loan and a $55 million revolving line of credit feature. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter if we appeal an unfavorable judgment. Of the remaining $35 million available, $16.1 million is currently utilized by outstanding standby letters of credit. In accordance with the credit facility, we are required to comply with several covenants on a quarterly basis. If we fail to comply with the covenant requirements, the bank group may declare all or a portion of the unpaid principal and interest on the term loan, and any outstanding amounts under the letters of credit, due and payable. As of March 31, 2003, the Company complied with the covenants. We believe existing cash resources and available borrowings are adequate to meet our cash needs through 2003.

We maintain performance and bid bonds for certain customers. Bonds in force were $40.5 million and $40.2 million at March 31, 2003 and 2002, respectively. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $16.1 million and $11.6 million at March 31, 2003 and 2002, respectively. The letters of credit include amounts of $10.0 and $6.6 million at March 31, 2003 and 2002, respectively, held as collateral for a $25.0 million bond. Additionally, we guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. The maximum future lease obligation of the guarantee at March 31, 2003 was approximately $557,000. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The lease and our guarantee terminate in 2006.

The Company generally provides an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within its sales contracts. Itron indemnifies the customer from and pays the resulting costs, damages and attorney fees awarded against a customer with respect to such claim provided that (a) the customer promptly notifies Itron in writing of the claim, and (b) Itron has the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. Itron also provides an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of its employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008.

The Company accrued a liability of $7.4 million in 2002 related to the Benghiat patent infringement matter. No adjustments to the accrual were deemed necessary for the three months ended March 31, 2003. The court has not rendered judgment based on the jury’s verdict and will not do so until a number of post-trial motions by both parties have been ruled on by the court. Itron is considering what grounds if any it has to appeal the judgment of the court when rendered to the Federal Circuit Court of Appeals in Washington D.C. There can be no assurance, however, that Itron will prevail on appeal. Any further appeal or litigation related to this patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the lawsuits or claims required the recognition of a liability as of March 31, 2003, as negative outcomes are not considered probable.

In March 2002, the Company acquired LineSoft, a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuild of utility transmission and distributions. The Company is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in Company common stock. If an earnout payment is required, the purchase price will be increased by the fair value of the payment. The Company expects that the 2003 revenue target will not be exceeded and an earnout payment will not be required.

In October 2002, the Company acquired RER, a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment of approximately $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion.

During the three months ended March 31, 2003, total net deferred tax assets increased approximately $15.9 million primarily due to the assignment of approximately $18.5 million of net deferred tax assets related to the acquisition of Silicon. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382. The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment. The Company’s deferred tax assets are also the result of its own accumulated net operating losses and Section 382 limited deferred tax assets acquired in connection with the acquisitions of LineSoft and RER. During 2003, the Company expects to make approximately $1.0 million in cash payments for federal alternative minimum tax and various state tax obligations. The Company expects to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. We expect a material increase in cash payments for taxes upon the expiration of our nonacquired tax losses and tax credits.

Working capital as of March 31, 2003 was $14.2 million compared with $51.0 million at December 31, 2002. The decrease in working capital is primarily due to the acquisition of Silicon in March 2003 which resulted in a cash outflow of $73.1 million inclusive of a three year term loan of $50.0 million, $16.7 million of which is short-term debt.

The number of days outstanding for billed and unbilled accounts receivable was 66 and 72 days as of March 31, 2003 and 2002, respectively. Historically, the number of days outstanding ratio for the Company has been driven more by specific contract billing terms as compared to collection issues.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these additional activities to be funded from existing cash, cash flow from operations, borrowings, and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” and “Qualitative and Quantitative Disclosures About Market Risk” included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 impacted the timing of restructuring cost recognition.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions of Interpretation 45 did not have a significant impact on the financial position or results of operations of the Company.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of

Interpretation 46 applied to variable interest entities created after January 31, 2003. The consolidation requirements had no impact on the Company, as no variable interest entities were created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. We are in the process of evaluating the impact of the statement.

Subsequent Event

Effective May 1, 2003, the Company amended the warranty and maintenance agreement related to a network-based automated meter reading system in Pittsburgh, Pennsylvania with Duquesne Light Company (Duquesne) (refer to Note 13 of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003). The Company will continue to provide certain maintenance and support services for the system through December 31, 2013, however the scope and nature of the services to be provided has been reduced. The Company paid $4 million to Duquesne in consideration for the reduced scope of services. The $5 million standby letter of credit required under the original agreement has been reduced to $4 million under the terms of the amended agreement. In connection with our performance responsibilities, we have entered into a 42 month operating lease on a facility in Pittsburgh. The base monthly lease payment is approximately $1,200.

The forward loss reserve balance related to the original Duquesne agreement as of April 30, 2003 was approximately $12.4 million. We will receive approximately $7.3 million over the term of the amended agreement and we expect to incur approximately $19.7 million in expenses, including the $4 million paid to Duquesne. Thus the amendment of the agreement did not result in an adjustment to the forward loss reserve.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    The table below provides information about our financial instruments that are sensitive to changes in interest rates. At March 31, 2003, we had fixed rate debt of approximately $5.3 million and variable rate debt of $50.0 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of April 25, 2003 and the Company’s estimated ratio of funded debt to EBITDA. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at March 31, 2003:

	2003	2004	2005	2006	2007	Beyond 2007
	($ in millions)
Fixed rate debt	$0.5	$0.7	$0.8	$0.9	$0.9	$1.5
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate debt	$12.5	$16.7	$16.7	$4.1	$—	$—
Average interest rate	3.5%	4.0%	5.4%	6.0%	—%	—%

We are exposed to risk resulting from changes in interest rates as a portion of our variable rate debt is based on market rates. Within 90 days after the closing date of the variable rate term loan on March 4, 2003, we are required to enter into an interest rate agreement which will substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years. The forecasted interest rates provided in the tabular format above do not include the benefits of the interest rate agreement which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of March 31, 2003, it was estimated that if market interest rates average 1% higher than in the table above in 2003, earnings before income taxes in 2003 would decrease by approximately $387,000.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 4% of total revenue for the three months ended March 31, 2003. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure has related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our international subsidiary operations. This means we have been subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. As of March 31, 2003, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2003. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute more hedging alternatives.

Item 4: DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. As of May 5, 2003, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part 2: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Benghiat Patent Litigation

On April 3, 1999, the Company served Ralph Benghiat, an individual, with a complaint seeking a declaratory judgment in the U.S. District Court for the District of Minnesota (Civil Case No. 99-cv-501) that a patent owned by Benghiat (patent no. 5,757,456, the ‘456 patent) is invalid and not infringed by Itron’s handheld meter reading devices. On April 23, 1999 Benghiat filed, in the same court, a counterclaim alleging patent infringement by the same devices. The case went to trial before a jury on December 9, 2002. On December 20, 2002 the jury returned a verdict and found that Itron’s manual entry handheld meter reading devices sold in the U.S. since April 1993 infringed the ‘456 patent. The jury awarded Benghiat damages in an amount of $7.4 million dollars, which represents a royalty of approximately 5% on revenues from infringing products sold from 1993 to the date of the verdict. Itron accrued a liability for that amount in 2002. The jury also found that Itron’s infringement was willful. As such, Benghiat has asked the court to treble the damages and award him attorney’s fees. Benghiat may seek to enjoin the sale of infringing products. Although Itron continues to believe that its products do not infringe the ‘456 patent, it has nevertheless redesigned its current products that were found to infringe by the jury and has received an opinion of its outside patent counsel that the redesigned products do not infringe the ‘456 patent. The redesign has changed the functionality of the products, which may impact future customer acceptance. It is difficult to predict whether this will have a material impact on future revenues or net income. Revenues related to the infringing products were approximately $20 million in 2002. The court has not rendered judgment based on the jury’s verdict and will not do so until a number of post-trial motions by both parties have been ruled on by the court. Final judgment is expected to be entered during 2003. Itron is also evaluating grounds for appeal. There can be no assurance, however, that Itron will prevail on appeal.

The Company is not involved in any other material legal proceedings.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the quarter.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

Exhibit 10.13 —	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003.
Exhibit 10.18 —

First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A., and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003.

Exhibit 99.1 —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K this quarter:

On March 19, 2003 we filed a Form 8-K under Items 2 and 7 announcing the terms of the acquisition of Silicon Energy Corp.

On March 26, 2003 we filed a Form 8-K/A under Item 7 detailing terms of the acquisition and pro forma financial information related to the acquisition of Silicon Energy Corp.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 9th day of May 2003.

ITRON, INC.

By	/s/ David G. Remington
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ David G. Remington
David G. Remington Vice President and Chief Financial Officer