Form 10-Q
period 2003-06-30
ITRON INC /WA/
filed 2003-08-13
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 20,479,232.

ITRON, INC.

Part I: FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Sales	$69,941	$61,858	$133,858	$112,044
Service	10,323	10,581	21,051	22,470

Total revenues	80,264	72,439	154,909	134,514
Cost of revenues
Sales	33,629	31,580	63,490	57,123
Service	7,281	7,008	15,203	16,253

Total cost of revenues	40,910	38,588	78,693	73,376

Gross profit	39,354	33,851	76,216	61,138
Operating expenses
Sales and marketing	9,786	7,669	18,223	14,328
Product development	11,459	10,388	21,617	17,895
General and administrative	7,486	6,176	15,259	11,035
Amortization of intangibles	2,765	573	4,653	910
Restructurings	43	—	2,208	—
In-process research and development	—	(200)	900	7,200

Total operating expenses	31,539	24,606	62,860	51,368

Operating income	7,815	9,245	13,356	9,770
Other income (expense)
Equity in affiliates	30	50	52	46
Interest income	28	344	197	665
Interest expense	(929)	(710)	(1,385)	(2,002)
Other income (expense), net	(61)	1,071	(36)	1,209

Total other income (expense)	(932)	755	(1,172)	(82)

Income before income taxes	6,883	10,000	12,184	9,688
Income tax provision	(2,710)	(3,675)	(5,095)	(6,333)

Net income	$4,173	$6,325	$7,089	$3,355

Earnings per share
Basic net income per share	$0.20	$0.32	$0.35	$0.18

Diluted net income per share	$0.19	$0.28	$0.33	$0.17

Weighted average number of shares outstanding
Basic	20,372	19,775	20,306	18,174
Diluted	21,765	22,672	21,603	20,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$9,909	$32,564
Accounts receivable, net	56,689	57,571
Inventories	16,018	15,660
Deferred income taxes	6,182	5,927
Other	3,684	2,770

Total current assets	92,482	114,492
Property, plant and equipment, net	32,421	30,168
Equipment used in outsourcing, net	11,034	11,589
Intangible assets, net	30,598	18,305
Goodwill	86,797	44,187
Deferred income taxes, net	37,486	24,050
Other	5,435	4,455

Total assets	$296,253	$247,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,641	$25,526
Wages and benefits payable	14,408	18,259
Accrued litigation	7,400	7,400
Current portion of debt	17,388	691
Unearned revenue	10,420	11,580

Total current liabilities	77,257	63,456
Long-term debt	29,167	—
Project financing debt	4,400	4,762
Warranty and other obligations	12,962	17,427

Total liabilities	123,786	85,645

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity
Common stock	198,445	195,546
Preferred stock	—	—
Accumulated other comprehensive income (loss)	598	(280)
Accumulated deficit	(26,576)	(33,665)

Total shareholders’ equity	172,467	161,601

Total liabilities and shareholders’ equity	$296,253	$247,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income	$7,089	$3,355
Noncash charges (credits) to income:
Depreciation and amortization	9,274	4,883
Deferred income taxes provision	4,769	2,164
Acquired in-process research and development	900	7,200
Stock option and employee stock purchase plan income tax benefits	727	4,186
Equity in affiliates	(52)	(46)
Gain on early extinguishment of debt	—	(200)
Impairment loss	—	401
Gain on sale of building	—	(841)
Other, net	644	254
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,436	12,130
Inventories	(358)	(3,971)
Accounts payable and accrued expenses	(266)	(2,380)
Wages and benefits payable	(7,069)	(2,470)
Unearned revenue	(4,058)	(4,058)
Other, net	(4,785)	1,180

Cash provided by operating activities	9,251	21,787
Investing activities
Proceeds from sales and maturities of investment securities	—	17,152
Purchase of short-term investments	—	(18,876)
Reclassification of restricted cash	—	5,100
Proceeds from the sale of property, plant and equipment	7	1,796
Acquisition of property, plant and equipment	(5,460)	(5,280)
Issuance of notes receivable	(405)	(2,000)
Acquisitions, net of cash and cash equivalents	(71,077)	(21,672)
Other, net	(580)	1,431

Cash used by investing activities	(77,515)	(22,349)
Financing activities
New borrowings	50,000	—
Change in short-term borrowings, net	—	(1,973)
Payments on debt	(4,502)	(1,258)
Issuance of common stock	2,013	6,937
Repurchase of common stock	—	(225)
Payments on mortgage note payable	—	(4,853)
Other, net	(1,902)	(17)

Cash provided (used) by financing activities	45,609	(1,389)
Decrease in cash and cash equivalents	(22,655)	(1,951)
Cash and cash equivalents at beginning of period	32,564	20,582

Cash and cash equivalents at end of period	$9,909	$18,631

Noncash transactions:
Acquisition of LineSoft in partial exchange for common stock	$—	$21,801
Settlement of note in partial exchange for common stock	$21	$—
Debt to equity conversion	$—	$53,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, Condensed Consolidated Balance Sheets for June 30, 2003 and December 31, 2002, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, of Itron, Inc. and subsidiaries (the Company). Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity created after January 31, 2003 of which we are the primary beneficiary is also considered for consolidation. The Company is not the primary beneficiary of any variable interest entities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (generally accepted accounting principles) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of Silicon Energy Corp. (Silicon) from the date of acquisition (see Note 4), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Warranty

The Company offers warranty terms on product sales of between one and three years and a longer warranty term for certain components of products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty accrual is included in accounts payable and accrued expenses. The long-term warranty accrual includes estimated warranty costs for the period beyond one year of customer use and future expected costs of testing and replacement of radio meter module batteries. Warranty expense was approximately $1.8 million and $1.2 million for the three months ended June 30, 2003 and 2002, respectively. Warranty expense was approximately $4.2 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Beginning balance	$10,787	$7,822	$9,439	$6,327
Additions to the accrual	1,515	1,172	3,298	2,643
Adjustments to preexisting items	300	—	956	376
Utilization of accrual	(1,298)	(265)	(2,389)	(617)

Ending balance	$11,304	$8,729	$11,304	$8,729

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

The Company recognizes revenues from hardware at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. If the implementation and/or post-contract customer support services are essential to the software arrangement, revenue is recognized using the percentage of completion methodology.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for our stock-based compensation plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income
As reported	$4,173	$6,325	$7,089	$3,355
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(1,392)	(662)	(2,391)	(1,103)

Pro forma net income	$2,781	$5,663	$4,698	$2,252

Basic earnings per share
As reported	$0.20	$0.32	$0.35	$0.18
Pro forma	$0.14	$0.29	$0.23	$0.12
Diluted earnings per share
As reported	$0.19	$0.28	$0.33	$0.17
Pro forma	$0.13	$0.25	$0.22	$0.11

For the three months ended June 30, 2003 and 2002, respectively, we granted 83,750 and 5,750 options to purchase stock at weighted average exercise prices of $20.52 and $30.32. For the six months ended June 30, 2003 and 2002, respectively, option grants totaled 360,950 and 112,100 at weighted average exercise prices of $15.64 and $27.48. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	77.7%	86.7%	76.7%	86.7%
Risk-free interest rate	2.4%	5.1%	2.8%	5.3%
Expected life (years)	4.4	5.0	4.9	5.0

Reclassifications

Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 impacted the timing of restructuring cost recognition.

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

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this Issue may impact the timing of revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. While we do not believe the application of this Issue will have a material impact on our revenue recognition, we have not yet completed our evaluation. This Issue will be applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 applied to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements apply in the first fiscal interim period beginning after June 15, 2003. The Company is not the primary beneficiary of any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB

Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. The Company currently does not have any contracts to which this statement would apply.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions are to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not have any financial instruments to which this statement would apply.

In May 2003, the FASB ratified the consensus on EITF 01-08, Determining Whether an Arrangement Contains a Lease, which details when an arrangement represents a lease transaction and require the application of SFAS 13, Accounting for Leases. The guidance is effective for arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for outsourcing contracts.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$4,173	$6,325	$7,089	$3,355
Weighted average shares outstanding	20,372	19,775	20,306	18,174

Basic net income per share	$0.20	$0.32	$0.35	$0.18

Diluted earnings per share:
Net income available to common shareholders	$4,173	$6,325	$7,089	$3,355
Interest on convertible debt, net of income taxes	—	89	—	—

Adjusted net income available to common shareholders, assuming conversion	$4,173	$6,414	$7,089	$3,355

Weighted average shares outstanding	20,372	19,775	20,306	18,174
Effect of dilutive securities:
Employee stock options	1,393	1,839	1,297	1,877
Convertible debt	—	1,058	—	—

Adjusted weighted average shares outstanding	21,765	22,672	21,603	20,051

Diluted net income per share	$0.19	$0.28	$0.33	$0.17

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the proceeds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At June 30, 2003 and 2002, we had options outstanding of approximately 3.5 million and 2.8 million, at average option exercise prices of $11.94 and $11.10, respectively. For the three months ended June 30, 2003, approximately 2.1 million stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. These options could be dilutive in future periods. For the three months ended June 30, 2002, approximately 966,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The dilutive effect of our convertible subordinated notes is calculated using the if converted method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing approximately 1.5 million shares, and $23.70, representing approximately an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to having us redeem them.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under the new repurchase authorization.

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During the six months ended June 30, 2002, we purchased 9,200 shares at an average price of $24.46. By December 31, 2002, all authorized shares were repurchased.

There was no preferred stock issued or outstanding at June 30, 2003 or December 31, 2002.

Note 3: Certain Balance Sheet Components

	June 30, 2003	December 31, 2002
	(in thousands)
Accounts receivable
Trade (net of allowance for doubtful accounts of $1,266 and $1,291)	$44,428	$47,496
Unbilled revenue	12,261	10,075

Total accounts receivable, net	$56,689	$57,571

Inventories
Materials	$4,287	$4,304
Work in-process	850	804
Finished goods	10,825	10,322

Total manufacturing inventories	15,962	15,430
Service inventories	56	230

Total inventories	$16,018	$15,660

Property, plant and equipment
Machinery and equipment	$30,742	$31,133
Equipment used in outsourcing	16,077	15,987
Computers and purchased software	31,916	34,029
Buildings, furniture and improvements	21,106	20,373
Land	1,735	1,735

Total cost	101,576	103,257
Accumulated depreciation	(58,121)	(61,500)

Property, plant and equipment, net	$43,455	$41,757

Depreciation expense was approximately $2.4 million and $2.0 million for the three months ended June 30, 2003 and 2002, respectively. Depreciation expense was approximately $4.6 million and $4.0 million for the six months ended June 30, 2003 and 2002, respectively.

Note 4: Business Combinations

Silicon Energy Corp.: On March 4, 2003, Itron acquired Silicon for merger consideration equal to $71.2 million in cash, plus other direct transaction costs of approximately $1.3 million, less cash acquired of approximately $1.4 million. Of the merger consideration, approximately $6.4 million was retained in an indemnification escrow account, which terminates March 2005, to cover certain representations and warranties issued by Silicon. The amount of merger consideration was subject to a working capital adjustment that was finalized within 45 days from closing. No working capital adjustment was required.

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

	Fair Value	Weighted Average Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,225
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	27
Customer relationships/contracts	4,500	33
Customer backlog	2,500	14
Trademarks and trade names	2,200	40
Partner relationships	1,200	13
Goodwill	41,652

Net assets acquired	$71,077

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

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenues	$80,264	$76,613	$156,631	$142,704
Gross profit	39,311	36,129	75,948	65,436
Operating expenses	30,882	30,488	67,290	64,307
Other income (expense)	(642)	(45)	(1,202)	(1,721)
Net income (loss)	$4,789	$3,442	$4,585	$(364)
Basic net income (loss) per share	$0.24	$0.17	$0.23	$(0.02)
Diluted net income (loss) per share	$0.22	$0.16	$0.21	$(0.02)
Weighted average shares assumed outstanding
Basic	20,372	19,775	20,306	18,174
Diluted	21,765	22,672	21,603	18,174

LineSoft Corporation: In March 2002, the Company acquired LineSoft Corporation (LineSoft), a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuilding of utility transmission and distribution infrastructure. The Company is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in Company common stock. If an earnout payment is required, the purchase price will be increased by the fair value of the payment. The Company expects that the 2003 revenue target will not be exceeded and an earnout payment will not be required.

Regional Economic Research: In October 2002, the Company acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment in the range of $1.0 million to $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion. The purchase price will be increased by the fair value of any earnout disbursements and recorded as an addition to goodwill.

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets as of June 30, 2003 and December 31, 2002 were as follows:

	Gross Assets 6/30/03	Accumulated Amortization 6/30/03	Gross Assets 12/31/02	Accumulated Amortization 12/31/02
	(in thousands)
Core-developed technology	$18,951	$(3,125)	$12,437	$(855)
Patents	7,088	(3,768)	7,088	(3,524)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	3,935	(2,549)	2,480	(2,347)
Customer contracts	5,750	(710)	2,710	(354)
Other	7,071	(2,045)	1,107	(437)

Total identified intangible assets	$47,860	$(17,262)	$30,887	$(12,582)

Amortization expense on identified intangible assets was approximately $2.8 million and $573,000 for the three months ended June 30, 2003 and 2002, respectively. Amortization expense on identified intangible assets was approximately $4.7 million and $910,000 for the six months ended June 30, 2003 and 2002, respectively. Total amortization expense to be recognized over the remaining six months in 2003 is approximately $5.2 million. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2004	$8,283
2005	6,416
2006	3,696
2007	2,285
Beyond 2007	4,734

Note 6: Goodwill

Goodwill increased in the first six months of 2003 primarily due to the acquisition of Silicon on March 4, 2003. In addition, the goodwill balance increased approximately $958,000, with a corresponding increase in other comprehensive income, due to changes in currency exchange rates from December 31, 2002 to June 30, 2003. Goodwill increased in the first six months of 2002 due to the acquisition of Linesoft in March 2002. The change in goodwill for the six months ended June 30, 2003 and 2002 is as follows:

	2003	2002
	(in thousands)
Beginning balance, January 1	$44,187	$6,616
Goodwill acquired	41,652	26,208
Effect of change in exchange rate	958	—

Ending balance, June 30	$86,797	$32,824

Note 7: Debt

On March 4, 2003, we entered into a new three year credit agreement for $105 million. The new credit agreement is secured by substantially all tangible and intangible assets, including the stock of domestic subsidiaries, except assets related to outsourcing contracts that are or may be financed with project financing debt.

The agreement provided a $50 million term bank loan to finance a portion of the Silicon acquisition. The term bank loan is payable over three years with equal principal payments. A payment on the term loan of approximately $4.2 million was made during the three months ended June 30, 2003. Approximate principal payments under the term loan are $8.3 million for the remainder of 2003, $16.7 million in 2004, $16.7 million in 2005, and $4.1 million in 2006. At June 30, 2003 the outstanding amount on the term loan was approximately $45.8 million. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and the Company’s consolidated leverage ratio. The weighted average interest rate during the three months ended June 30, 2003 was approximately 3.8%. The Company’s requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years was extended to September 2, 2003. Interest expense related to the term loan for the three and six months ended June 30, 2003 was approximately $480,000 and $628,000, respectively.

In addition to the term loan, the new credit agreement has a $55 million revolving line of credit with a three year term. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter if we appeal an unfavorable judgment (see Note 12). Of the remaining $35 million available, $15.1 million was utilized by outstanding standby letters of credit at June 30, 2003. There were no borrowings outstanding on the revolving line of credit at June 30, 2003. We incur an annual commitment fee on the unused portion of the available revolving line of credit, which varies according to the Company’s consolidated leverage ratio. The annual commitment fee at closing was 0.375%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee based on our consolidated leverage ratio for outstanding letters of credit. The letter of credit fees at closing were 2.625%. The annual commitment and letter of credit fees are paid and expensed on a quarterly basis. For the three months ended June 30, 2003, the total annual commitment and letter of credit fees expense was approximately $143,000. Approximately $1.8 million of upfront fees for the credit agreement were paid at closing. The upfront fees consisted primarily of origination fees and will be amortized over the life of the credit agreement using the effective interest rate method.

The Company is in compliance with several quarterly covenants in accordance with the credit agreement.

The former $35 million line of credit was terminated simultaneously with the signing of the new credit facility in March 2003. At December 31, 2002, the maximum amount we could borrow under the former line of credit was $20 million due to outstanding standby letters of credit of $15.0 million. No borrowings were outstanding at December 31, 2002. No other changes were made to outstanding debt during the six months ended June 30, 2003.

Total interest expense and financing costs were approximately $929,000 and $710,000 for the three months ended June 30, 2003 and 2002, respectively. Total interest expense and financing costs were approximately $1.4 million and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. The 2002 interest primarily related to approximately $53.3 million in subordinated debt, which was converted to common stock during the second quarter of 2002.

Note 8: Restructurings

During the first quarter of 2003, the Company initiated a restructuring of its Energy Information Systems (EIS) group located in Raleigh, North Carolina. The restructuring plan included a workforce reduction of approximately 40 employees. Effective January 1, 2003, the Company implemented SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. As a result of this implementation, the Company recognized a charge of approximately $1.9 million related to severance during the six months ended June 30, 2003. Substantially all of the 40 employees were terminated as of March 31, 2003 and severance payments were made. As of June 30, 2003, the execution of the restructuring plan was substantially complete.

In the fourth quarter of 2002, the Company announced its plans to restructure its European operations and recorded a charge of approximately $3.1 million. The charge included approximately $866,000 related to lease terminations, $1.3 million related to employee severance liabilities, $347,000 related to inventory and fixed asset write-downs, and $641,000 related to the reclassification of cumulative translation adjustments. An additional restructuring charge of approximately $216,000 was recorded during the three months ended March 31, 2003 to write-down additional fixed assets, and approximately $43,000 was recorded during the three months ended June 30, 2003 for additional lease termination charges. The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable.

The restructuring involved a reduction in workforce of approximately 30 employees in Vienne, France. These employees consisted of personnel from product development, sales and support services, and general administration. As of June 30, 2003, substantially all of the employees were terminated, and approximately 80% of the benefits were paid or charged against the accrual based on applicable French law regarding timing of severance disbursements.

The accrued liabilities associated with company-wide restructuring efforts were approximately $520,000 and $2.4 million at June 30, 2003 and December 31, 2002, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	43
Cash payments	(2,988)	(936)

Accrual balance at June 30, 2003	$236	$284

Lease termination and related costs recorded prior to January 1, 2003 are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

Note 9: Amendment to Warranty and Maintenance Agreement

Effective May 1, 2003, the Company amended the warranty and maintenance agreement related to a network-based automated meter reading system in Pittsburgh, Pennsylvania with Duquesne Light Company (Duquesne) (refer to Note 13 of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003). The Company will continue to provide certain maintenance and support services for the system through December 31, 2013, however, the scope and nature of the services to be provided was reduced. The Company paid $4.0 million to Duquesne in consideration for the reduced scope of services. The $5.0 million standby letter of credit required under the original agreement was reduced to $4.0 million under the terms of the amended agreement. In connection with our performance responsibilities, we have entered into an operating lease for a facility in Pittsburgh. The lease expires in December 2006 and the base monthly lease payment is approximately $1,200.

The forward loss accrual balance related to the original Duquesne agreement as of the date of the amendment was approximately $12.4 million. We will receive approximately $7.3 million over the term of the amended agreement and we expect to incur approximately $19.7 million in expenses, including the $4.0 million paid to Duquesne. Thus the amendment of the agreement did not result in an adjustment to the forward loss accrual.

Note 10: Income Taxes

During the six months ended June 30, 2003, total net deferred tax assets increased approximately $13.7 million primarily due to approximately $18.5 million of net deferred tax assets recorded as part of the acquisition of Silicon. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis. The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment.

Note 11: Related Party Transactions

In connection with the acquisition of LineSoft in March 2002, the Company assumed a pre-existing non-recourse loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft by renewing and replacing it with a new non-recourse promissory note, secured with the Company’s common stock, in the same amount. The replacement note bore interest at an annual rate of 6%. The note matured on May 11, 2003. To settle the note, the remaining shares that secured the note were transferred to the Company. The fair value of the shares was less than the outstanding balance on the note resulting in an expense of approximately $170,000 during the three months ended June 30, 2003 to write-off the residual value of the note.

In March 2003, we loaned an additional $405,000 to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a secured convertible note with a five year term. The loan balance is included within the other noncurrent assets balance. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at June 30, 2003, they would have converted into approximately 24% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Note 12: Contingencies

Guarantees and Indemnifications

Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN45), the Company must record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for the agreements entered into during the six months ended June 30, 2003.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.5 million and $40.3 million at June 30, 2003 and December 31, 2002, respectively. Bid bonds guarantee that Itron will carry out a contract consistent with the terms of the bid. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Performance bonds of approximately $1.0 million and $1.2 million were issued during the three and six months ended June 30, 2003, respectively.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.1 million and $15.0 million at June 30, 2003 and December 31, 2002, respectively. In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008. In May 2003, the Company reduced a standby letter of credit of $5.0 million to $4.0 million in accordance with the terms of the amended Duquesne warranty and maintenance agreement discussed in Note 9.

We guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The maximum future lease obligation of the guarantee at June 30, 2003 was approximately $519,000. The lease and our guarantee terminate in 2006.

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

Legal Matters

On June 16, 2003, the United States District Court, District of Minnesota, issued a ruling addressing two post-trial motions in the Benghiat patent litigation. The Court addressed (1) whether and to what extent the Court should award Benghiat increased damages for the finding of willful infringement and (2) the Company’s claim that the period for damages should not start until April 1999 as Benghiat waited too long before accusing Itron of patent infringement. The Court denied Benghiat’s request for enhanced damages in excess of the jury’s original award of $7.4 million, and also denied the Company’s motion to shorten the period of damages. In July 2003, other post-trial motions were made by the parties. Benghiat has moved for interest on the verdict, the prohibition of infringing product sales, and an accounting of royalty bearing sales by the Company from July 1, 2002 to December 20, 2002, the date of the verdict. Itron has opposed Benghiat’s motions and filed other motions, which, if successful, could result in a new trial, reduced damages or the Court overruling the jury’s finding that Itron infringed the patent. Although Itron continues to believe that its products do not infringe Benghiat’s patent, in early 2003 we redesigned the products that were found by the jury to infringe Benghiat’s patent and have received an opinion from our outside patent counsel that the redesigned products do not infringe the patent.

The Company accrued a liability of $7.4 million in 2002 related to the Benghiat patent infringement matter. No adjustments to the accrual were deemed necessary as a result of the Court’s Order in June 2003. Final judgment based on the jury’s verdict will not be entered until the other post-trial motions are ruled upon by the Court. Itron is considering what grounds, if any, it has to appeal the judgment of the Court when rendered to the Federal Circuit Court of Appeals in Washington D.C. There can be no assurance, however, that Itron would prevail in the event it decided to appeal the judgment. Any further appeal or litigation related to this patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of June 30, 2003, as negative outcomes are not considered probable.

Note 13: Segment Information

The Company’s organizational structure consists of five business units that focus on the customer segments that we serve. These business units are Electric, Natural Gas, Water and Public Power, International, and End User Solutions. The Electric, Natural Gas, Water and Public Power, and End User Solutions business units focus on the United States (U.S.) and Canadian business territories. The International business unit focuses on the following business territories: (1) Pacific Rim and Latin America (which includes Japan, South Korea, Hong Kong, Caribbean and Latin America), (2) Europe, Middle East and Africa, and (3) Oceania and Southeast Asia.

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services, post-sale maintenance support and outsourcing services. Inter-segment revenues are immaterial. Within each business unit, costs of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Miscellaneous hardware costs and variances from standard costs are reported in Corporate costs of sales and are not allocated to the business units. Assets and liabilities are not allocated to the business units for management purposes. In addition to assets and liabilities, corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, income tax expense, and amortization expense are not allocated to the business units, nor included in the measure of segment profit or loss for management purposes. Approximately 50% of depreciation expense is allocated to the business units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenues
Electric	$38,515	$36,528	$77,718	$67,301
Natural Gas	13,810	13,088	28,315	23,462
Water and Public Power	24,187	19,233	42,290	36,662
International	3,250	3,590	5,966	7,089
End User Solutions	502	—	620	—

Total revenues	$80,264	$72,439	$154,909	$134,514

Gross profit (loss)
Electric	$18,252	$17,428	$38,847	$31,619
Natural Gas	7,938	7,697	17,079	13,382
Water and Public Power	9,598	8,142	17,364	15,011
International	841	1,260	748	2,671
End User Solutions	136	—	153	—
Corporate	2,589	(676)	2,025	(1,545)

Total gross profit	$39,354	$33,851	$76,216	$61,138

Operating income (loss)
Electric	$15,172	$15,479	$33,166	$27,854
Natural Gas	7,134	7,107	15,520	12,293
Water and Public Power	8,161	7,178	14,690	13,094
International	(638)	(770)	(2,425)	(1,171)
End User Solutions	(455)	—	(640)	—
Corporate	(21,559)	(19,749)	(46,955)	(42,300)

Total operating income	$7,815	$9,245	$13,356	$9,770

The Company had one Electric business unit customer which individually accounted for approximately 11% of total Company revenues for the three months ended June 30, 2003 and 2002. The same customer accounted for approximately 11% and 13% of total Company revenues during the six months ended June 30, 2003 and 2002, respectively.

Corporate gross profit for the three months ended June 30, 2003, reflects a reduction of $1.8 million in warranty expense that was reclassified to the Natural Gas and Water and Public Power business units because it relates to specific warranty exposures in these business units. As the original warranty expense was recorded by Corporate in prior periods, the reclassification in the three months ended June 30, 2003 did not have an impact on total warranty expense on a consolidated company basis.

Note 14: Comprehensive Income

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net income	$4,173	$6,325	$7,089	$3,355
Change in foreign currency translation adjustments, net of tax	476	636	878	593
Change in net unrealized holding gain (loss)	—	20	—	(14)

Total comprehensive income	$4,649	$6,981	$7,967	$3,934

Accumulated foreign currency translation adjustment was the sole component of accumulated other comprehensive income (loss), net of tax, at June 30, 2003 and December 31, 2002. The accumulated other comprehensive income (loss), net of tax, was approximately $598,000 and $(280,000) at June 30, 2003 and December 31, 2002, respectively.

Note 15: Subsequent Events

On July 16, 2003, the Company announced that it signed an agreement to acquire Schlumberger’s electricity metering business (SEM) for a purchase price of $255 million, subject to a post-closing working capital adjustment. The acquisition is expected to be financed primarily with debt. SEM is based in Oconee, South Carolina, and is a leading manufacturer of electricity meters for North America. The acquisition is expected to close in the third or fourth quarter of 2003 and is contingent upon obtaining Hart-Scott-Rodino approval and the satisfaction of other customary closing conditions.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with the 2002 audited financial statements and notes included in our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003.

The Company’s SEC filings are available under the Investor Relations section of its website at www.itron.com. The SEC filings are available free of charge on the website as soon as practicable after they are filed with or furnished to the SEC.

Certain Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, among others, 1) the timing of the SEM acquisition closing or the failure to finalize satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for the Company’s products, 3) rescheduling of current customer orders, 4) the outcome of appeals or any negotiation efforts associated with the Benghiat litigation and estimating costs associated with litigation defense, 5) changes in law and regulation (including FCC licensing actions), and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change on the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risk Factors” included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

Overview

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end user customers, wholesale power market participants and others.

Results of Operations

The Company’s organizational structure consists of five business units that focus on the customer segments that we serve. These business units are Electric, Natural Gas, Water and Public Power, International, and End User Solutions. The Electric, Natural Gas, Water and Public Power, and End User Solutions business units focus on the U.S. and Canadian business territories. The International business unit focuses on the following business territories: (1) Pacific Rim and Latin America (which includes Japan, South Korea, Hong Kong, Caribbean and Latin America), (2) Europe, Middle East and Africa, and (3) Oceania and Southeast Asia.

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

Revenues and Gross Margins

Total Company Revenues and Gross Margins

The following tables summarize the Company’s revenues and gross margin for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in millions)			(in millions)
Revenues
Sales	$70.0	$61.8	13%	$133.9	$112.0	20%
Service	10.3	10.6	(3)%	21.0	22.5	(7)%

Total revenues	$80.3	$72.4	11%	$154.9	$134.5	15%

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Gross Margin
Sales	52%	49%	3%	53%	49%	4%
Service	29%	34%	(5)%	28%	28%	—%
Total gross margin	49%	47%	2%	49%	45%	4%

Sales revenues for the three and six months ended June 30, 2003 increased approximately 13% and 20%, respectively, over sales revenues for the same periods in 2002. For the three months ended June 30, 2003, the increase is due to increased hardware deliveries of automated meter reading (AMR) modules and handheld computers for meter reading systems, partially offset by a decrease in AMR installation revenues due to the completion of several large installation contracts. For the six months ended June 30, 2003, the increase is the result of increased hardware deliveries of AMR systems and handheld meter reading system upgrades and increases in software and consulting sales, partially offset by a decrease in AMR installation revenues. Revenues through indirect sales channels for the three and six months ended June 30, 2003, respectively, increased to $15.5 million and $28.0 million compared with $10.9 million and $18.6 million for the respective periods in 2002. Revenues from our indirect sales channels include sales through meter manufacturers and business associates. Two acquisitions completed in October 2002 and one acquisition completed in March 2003, contributed approximately $4.4 million and $7.5 million of the increase in revenues for the three and six months ended June 30, 2003, respectively.

Service revenues decreased for the three months ended June 30, 2003 primarily due to handheld system upgrades currently under warranty. Service revenues decreased for the six months ended June 30, 2003 primarily due to a decrease in outsourcing service revenues. Outsourcing revenues for the six months ended June 30, 2002 included a one-time revenue adjustment due to the recognition of revenue for amounts previously deferred on a long-term service contract.

One customer represented approximately 11% of total Company revenues in the three months ended June 30, 2003 and 2002. The same customer represented approximately 11% and 13% of total Company revenues in the six months ended June 30, 2003, and 2002, respectively. Sales to this customer will continue into the fourth quarter of 2003 but will decrease as a percentage of total Company revenues by the end of 2003. For the three and six months ended June 30, 2003, the top ten customers accounted for approximately 43% and 42%, respectively, of revenues compared with approximately 44% for the same periods in 2002.

Gross margins increased to 49% for the three months ended June 30, 2003 compared with 47% for the same period in 2002. Gross margins improved year-over-year to 49% for the six months ended June 30, 2003 compared with 45% for the same period in 2002. The improved sales gross margins in 2003 resulted from a combination of factors, including changes in product mix, higher manufacturing volumes, lower general market prices for electronic components, other supply-chain management initiatives and higher margin software license sales. For the three months ended June 30, 2003, service gross margins decreased compared with the same period in 2002 primarily due to an increase in warranty expense. Service gross margins for the six months ended June 30, 2002, included the one-time recognition of costs previously deferred on a long-term service contract.

Gross margins may vary period to period depending on the mix of products and services.

Segment Revenues and Gross Margins

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in millions)			(in millions)
Segment Revenues
Electric	$38.5	$36.5	5%	$77.7	$67.3	15%
Natural Gas	13.8	13.1	5%	28.3	23.5	20%
Water and Public Power	24.2	19.2	26%	42.3	36.6	16%
International	3.3	3.6	(8)%	6.0	7.1	(15)%
End User Solutions	0.5	N/A	N/A	0.6	N/A	N/A

Total revenues	$80.3	$72.4	11%	$154.9	$134.5	15%

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Segment Gross Margin
Electric	47%	48%	(1)%	50%	47%	3%
Natural Gas	57%	59%	(2)%	60%	57%	3%
Water and Public Power	40%	42%	(2)%	41%	41%	—%
International	26%	35%	(9)%	13%	38%	(25)%
End User Solutions	27%	N/A	N/A	25%	N/A	N/A
Corporate (1)	3%	(1)%	4%	1%	(1)%	2%
Total gross margin	49%	47%	2%	49%	45%	4%

(1)	Corporate is included to reconcile total segment gross margin to total gross margin above.

Electric: Revenues for the three and six months ended June 30, 2003 increased by approximately $2.0 million and $10.4 million, or 5% and 15%, respectively, compared with the same periods in 2002 primarily as a result of the acquisitions completed during the last twelve months and an increase in handheld computer deliveries. One customer represented approximately 24% and 22% of the Electric business unit revenues and approximately 11% of total Company revenues for the three months ended June 30, 2003 and 2002, respectively. The same customer represented approximately 21% and 26% of the Electric business unit revenues and approximately 11% and 13% of total Company revenues for the six months ended June 30, 2003 and 2002, respectively. Sales to this customer will continue into the fourth quarter of 2003 but will decrease as a percentage of Electric and total Company revenues by the end of 2003. The Electric segment gross margin for the three months ended June 30, 2003, decreased 1% compared with the same period in 2002 primarily due to a decline in AMR installation margins. The 3% improvement in Electric segment gross margin for the six months ended June 30, 2003, resulted primarily from higher margin software sales and consulting services, lower component costs and other manufacturing efficiencies, as well as a shift in the mix of products.

Natural Gas: Revenues for the three and six months ended June 30, 2003 increased compared with the same periods in 2002 primarily due to increased AMR module deliveries, partially offset by a decrease in AMR installation revenue. For the three and six months ended June 30, 2003, one customer represented approximately 13% and 15%, respectively, of the Natural Gas business unit revenues and approximately 2% and 3% of total Company revenues, respectively. Gross margins decreased for the three months ended June 30, 2003, compared with the same period in 2002 primarily due to approximately $550,000 in warranty expense which was reclassified from Corporate to the Natural Gas business unit because it relates to specific warranty exposure in this business unit. As the original warranty expense was recorded in Corporate in prior periods, the reclassification in the three months ended June 30, 2003 did not have an impact on total warranty expense on a consolidated company basis. The improved Natural Gas segment gross margin for the six months ended June 30, 2003, in comparison with the same period in 2002 resulted primarily from lower hardware costs caused by higher production volumes and other manufacturing efficiencies.

Water and Public Power: Revenues for the three months ended June 30, 2003, compared with the same period in 2002, increased as a result of AMR module deliveries, partially offset by a decrease in AMR installation revenues. Revenues for the six months ended June 30, 2003, compared with the same period in 2002, increased as a result of AMR module and handheld computer deliveries, partially offset by a decrease in AMR installation revenues. Revenues through indirect sales channels for the three and six months ended June 30, 2003, respectively, increased to 64% and 66% of Water and Public Power business unit revenues compared with 57% and 51% in 2002, respectively. Gross margins decreased for the three months ended June 30, 2003, compared with the same period in 2002 as a result of lower margin hardware sales and approximately $1.2 million in warranty expense which was reclassified from Corporate to the Water and Public Power business unit because it relates to specific warranty exposure in this business unit. As the original warranty expense was recorded in Corporate in prior periods, the reclassification in the three months ended June 30, 2003 did not have an impact on total warranty expense on a consolidated company basis. Water and Public Power business unit gross margin for the six months ended June 30, 2002 was negatively impacted by a one-time recognition of costs previously deferred on a long-term service contract.

International: The decrease in revenue for the three and six months ended June 30, 2003 is primarily due to a decrease in software sales. International segment gross margin for the three and six months ended June 30, 2003 decreased primarily due to warranty charges related to products we are no longer selling or supporting and the reduction of higher margin software sales. The decrease in margin was partially offset by higher margin hardware sales in the three and six months ended June 30, 2003.

End User Solutions: As a result of the acquisition of Silicon on March 4, 2003, the Company created the End User Solutions business unit. The End User Solutions business unit, represents the portion of the Silicon business which sells products and services to commercial and industrial domestic customers. Revenues were approximately $620,000 during the post-acquisition period commencing March 4, 2003.

Corporate: The business units outlined above utilize standard costs, which include materials, direct labor and an overhead allocation, to record product cost of sales. Miscellaneous hardware costs and variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. In addition to the standard cost variances, Corporate gross profit for the three months ended June 30, 2003, reflects a reduction of $1.8 million in warranty expense that was reclassified to the Natural Gas and Water and Public Power business units because it relates to specific warranty exposures in these business units. Since the original warranty expense was recorded in Corporate in prior periods, the reclassification in the three months ended June 30, 2003 did not have an impact on total warranty expense on a consolidated company basis.

Backlog of Orders

Our AMR meter module business includes a mix of project sales and routine sales. Project sales involve annual or multi-year contracts and typically occur with larger utilities. Project sales also transpire through our indirect sales channels when a contract is awarded to a meter manufacturer. Project sales are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing AMR customers and initial orders or add-on orders from our indirect sales channels. We have experienced a trend away from large multi-year project sales toward orders that are more routine and short-term in nature.

Backlog is not a complete measure of our future business and pertains only to manufactured products and associated software and services, such as installation services. Bookings for a reported period represent the revenue value of contracts signed during a specified period except for those related to annual maintenance, joint use (utility pole surveys) and engineering services. Annual maintenance contracts are not included in bookings or backlog. Revenues from joint use and engineering services contracts are included in bookings during the quarter in which the revenues are earned. Indirect sales channel project sales are included in bookings as we ship against the contract on a monthly or quarterly basis. Bookings and backlog can be highly variable from period to period primarily due to the nature and timing of large orders.

Total backlog represents the revenue value of undelivered contractual orders, excluding annual maintenance, joint use and engineering services contracts. Twelve-month backlog represents the estimated portion of total backlog that will be earned over the next twelve months.

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-month Backlog
	(in millions)
June 30, 2003	$41	$173	$79
March 31, 2003	60	203	102
December 31, 2002	61	197	100
September 30, 2002	87	200	109
June 30, 2002	45	179	95
March 31, 2002	38	202	112
December 31, 2001	63	203	115
September 30, 2001	61	195	98

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue
Operating Expenses	(in millions)				(in millions)
Sales and marketing	$9.8	12%	$7.6	10%	$18.2	12%	$14.3	11%
Product development	11.5	14%	10.4	14%	21.6	14%	17.9	13%
General and administrative	7.5	9%	6.2	9%	15.3	10%	11.1	8%
Amortization of intangibles	2.8	3%	0.6	1%	4.7	3%	0.9	1%
Restructurings	—	—%	—	—%	2.2	1%	—	—%
In-process research and development	—	—%	(0.2)	—%	0.9	1%	7.2	5%

Total operating expenses	$31.6	39%	$24.6	34%	$62.9	41%	$51.4	38%

Operating expenses for the three and six months ended June 30, 2003 compared with the same periods in 2002 were higher primarily due to the acquisitions completed in 2002 and 2003.

Sales and marketing expenses increased approximately $2.2 million and $3.9 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, and increased slightly as a percentage of revenue. The increase was a result of additional sales and marketing staff and product marketing activities primarily related to new products and services resulting from our 2002 and 2003 acquisitions.

Product development expenses increased approximately $1.1 million and $3.7 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Product development expenses were consistent as a percentage of revenue for the three months ended June 30, 2003, and increased slightly for the six months ended June 30, 2003, compared with the same periods in 2002, due to increased development spending for next generation hardware and software products, software quality initiatives, and development projects associated with the entities acquired in 2002 and 2003.

General and administrative expenses increased approximately $1.3 million and $4.2 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. The increase is primarily due to information technology investments, legal fees, regulatory compliance, and costs, such as depreciation, lease expense and compensation, associated with the entities acquired in 2002 and 2003.

Amortization of intangibles increased approximately $2.2 million and $3.8 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Amortization increased as a result of the addition of $16.3 million and $8.8 million in amortizable intangible assets from acquisitions completed in 2003 and the fourth quarter of 2002, respectively.

In January 2003, we initiated a restructuring of our EIS product group in Raleigh, North Carolina. The restructuring plan resulted in a charge of approximately $1.9 million for the six months ended June 30, 2003, related to workforce reductions. As of June 30, 2003, the execution of the EIS restructuring plan was substantially complete. International restructuring activities, initiated in the fourth quarter of 2002, resulted in approximately $259,000 of restructuring charges from the write-down of fixed assets and lease termination charges during the six months ended June 30, 2003. As of June 30, 2003, substantially all of the employees were terminated, and approximately 80% of the benefits were paid or charged against the accrual based on applicable French law regarding timing of severance disbursements.

In-Process Research and Development (IPR&D)

During the six months ended June 30, 2003, we recorded a $900,000 charge for IPR&D related to the acquisition of Silicon as follows:

(in millions)	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Silicon’s Weighted Average Cost of Capital
Silicon Energy Corp.	$ 0.9	$ 1.2	29%	19%

At the time of acquisition, Silicon was in the process of developing new software products that had not yet reached technological feasibility. We expect to benefit as products that contain the in-process technology are marketed and sold to end users.

Other Income (Expense)

The following table shows other income (expense) and percent change from the prior year.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Equity in affiliates	$30	$50	(40)%	$52	$46	13%
Interest income	28	344	(92)%	197	665	(70)%
Interest expense	(929)	(710)	31%	(1,385)	(2,002)	(31)%
Other income (expense), net	(61)	1,071	(106)%	(36)	1,209	(103)%

Total other income (expense)	$(932)	$755	(223)%	$(1,172)	$(82)	(1,329)%

Interest income decreased for the three and six months ended June 30, 2003, compared with the same periods of 2002 due to lower cash investments.

Interest expense in 2003 was primarily driven by interest expense and amortization of loan origination fees on the term loan and line of credit entered into in March 2003. Interest expense in 2002 was primarily driven by subordinated debt, which we converted to equity in April and May 2002. In the second quarter of 2003, outstanding borrowings averaged $53.1 million compared with $32.5 million in the second quarter of 2002. Year-to-date 2003, average borrowings outstanding were $28.2 million compared with $35.1 million in 2002.

Other income (expense), net decreased for the three and six months ended June 30, 2003, compared with the same periods in 2002 due to a gain on the sale of a building and a gain on the early extinguishment of debt.

Income Taxes

The effective income tax rate for the six months ended June 30, 2003 was approximately 41.8% compared with our estimated annual effective income tax rate of 38.9%. The six month rate exceeds the annual rate because no tax benefit was recognized for the in-process research and development charge incurred during the first quarter since it is not tax deductible for purposes of computing the income tax provision. Our effective income tax rate can vary from period to period because of fluctuations in operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

Financial Condition

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Increase (Decrease)	2003	2002	% Increase (Decrease)
Cash Flow Information	(in millions)			(in millions)
Operating activities	$1.4	$15.1	(91)%	$9.2	$21.8	(58)%
Investing activities	(1.4)	(6.9)	80%	(77.5)	(22.4)	(246)%
Financing activities	(3.0)	3.8	(179)%	45.6	(1.4)	3,357%

Increase (decrease) in cash	$(3.0)	$12.0	(125)%	$(22.7)	$(2.0)	(1,035)%

Certain amounts from the first quarter 2003 have been reclassified to conform to the second quarter 2003 presentation.

Operating activities: We generated approximately $1.4 million and $9.2 million of cash from operations for the three and six months ended June 30, 2003, respectively, compared with $15.1 million and $21.8 million for the same periods in 2002. Accounts receivable generated $9.7 million less cash during the six months ended June 30, 2003 compared with the same period in 2002, due to a higher percentage of revenues occurring in June 2003 compared with 2002. A decrease in wages and benefits payable resulted from the payment of $2.4 million more in bonus compensation for the six months ended June 30, 2003 compared with 2002. The decrease in other liabilities resulted from a $4.0 million payment during the three months ended June 30, 2003, made to Duquesne in accordance with an amendment to our long-term warranty and maintenance agreement, which was charged against an accrued loss for that contract.

Investing activities: We used $2.0 million and $71.1 million in cash for the Silicon acquisition during the three and six months ended June 30, 2003, respectively. During the respective periods in 2002, we used $59,000 and $21.7 million for the LineSoft acquisition. We loaned $405,000 to Lanthorn during the six months ended June 30, 2003, compared with $2.0 million during the same period in 2002. We used $5.5 million in cash for property, plant and equipment purchases in the six months ended June 30, 2003 compared with $5.3 million for the same period in 2002. In 2002, cash outflows were partially offset by proceeds of $1.8 million on the sale of property, plant and equipment and the reclassification of $5.1 million from restricted cash for a collateralized letter of credit to cash as a result of a new credit agreement. During the three months ended June 30, 2002, Itron had net purchases of short-term investments of $7.3 million with no comparable transactions for the same period in 2003.

Financing activities: In association with the Silicon acquisition in March 2003, we received $50.0 million in proceeds as a result of a new credit agreement and paid debt origination fees of $1.8 million. A payment on the new credit facility of $4.2 million was made on June 30, 2003. We received $1.4 million and $2.0 million from employee stock purchase plan purchases and stock option exercises during the three and six months ended June 30, 2003, respectively, compared with $3.9 million and $6.9 million for the respective periods in 2002. Cash used during the six months ended June 30, 2002, included $4.9 million for the early repayment of mortgage debt, $3.5 million to repay lines of credit and long-term debt assumed in the LineSoft acquisition, and $225,000 to repurchase 9,200 shares of common stock.

We have no off-balance sheet financing agreements.

Investments: As of June 30, 2003, we had loaned a total of $2.4 million to Lanthorn, which is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The loans are secured convertible notes which are due in March 2007. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at June 30, 2003, they would have converted into approximately 24% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At June 30, 2003, we had $9.9 million in cash and cash equivalents. Cash equivalents and short-term investments are rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

At June 30, 2003, we had a three year credit facility totaling $105 million. The credit facility consists of a $50 million three year term loan and a $55 million revolving line of credit feature. Of this amount, $20 million may only be used to collateralize an appeals bond in connection with the Benghiat patent litigation matter if we appeal an unfavorable judgment. Of the remaining $35 million available, $15.1 million was utilized by outstanding standby letters of credit at June 30, 2003. In accordance with the credit facility, we are required to comply with several covenants on a quarterly basis. If we fail to comply with the covenant requirements, the bank group may declare all or a portion of the unpaid principal and interest on the term loan, and any outstanding amounts under the letters of credit, due and payable. As of June 30, 2003, we are in compliance with all covenants. We believe existing cash resources and available borrowings are adequate to meet our cash needs through 2003.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.5 million and $40.3 million at June 30, 2003 and December 31, 2002, respectively. Bid bonds guarantee that Itron will carry out a contract consistent with the terms of the bid. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Performance bonds of approximately $1.0 million and $1.2 million were issued during the three and six months ended June 30, 2003, respectively.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.1 million and $15.0 million at June 30, 2003 and December 31, 2002, respectively. In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008. In May 2003, the Company reduced a standby letter of credit of $5.0 million to $4.0 million in accordance with the terms of the amended Duquesne warranty and maintenance agreement.

We guarantee lease payments for certain equipment leased by an affiliated company. In the event that the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The maximum future lease obligation of the guarantee at June 30, 2003 was approximately $519,000. The lease and our guarantee terminate in 2006.

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

On June 16, 2003, the United States District Court, District of Minnesota, issued a ruling addressing two post-trial motions in the Benghiat patent litigation. The Court addressed (1) whether and to what extent the Court should award Benghiat increased damages for the finding of willful infringement and (2) the Company’s claim that the period for damages should not start until April 1999 as Benghiat waited too long before accusing Itron of patent infringement. The Court denied Benghiat’s request for enhanced damages in excess of the jury’s original award of $7.4 million, and also denied the Company’s motion to shorten the period of damages. In July 2003, other post-trial motions were made by the parties. Benghiat has moved for interest on the verdict, the prohibition of infringing product sales, and an accounting of royalty bearing sales by the Company from July 1, 2002 to December 20, 2002, the date of the verdict. Itron has opposed Benghiat’s motions and filed other motions, which if successful, could result in a new trial, reduced damages or the Court overruling the jury’s finding that Itron infringed the patent. Although Itron continues to believe that its products do not infringe Benghiat’s patent, in early 2003 we redesigned the products that were found by the jury to infringe Benghiat’s patent and have received an opinion from our outside patent counsel that the redesigned products do not infringe the patent.

The Company accrued a liability of $7.4 million in 2002 related to the Benghiat patent infringement matter. No adjustments to the accrual were deemed necessary as a result of the Court’s Order in June 2003. Final judgment based on the jury’s verdict will not be entered until the other post-trial motions are ruled upon by the Court. Itron is considering what grounds, if any, it has to appeal the judgment of the Court when rendered to the Federal Circuit Court of Appeals in Washington D.C. There can be no assurance, however, that Itron would prevail in the event it decided to appeal judgment. Any further appeal or litigation related to this patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of June 30, 2003, as negative outcomes are not considered probable.

In March 2002, the Company acquired LineSoft, a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuilding of utility transmission and distribution infrastructure. The Company is required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in Company common stock. If an earnout payment is required, the purchase price will be increased by the fair value of the payment. The Company expects that the 2003 revenue target will not be exceeded and an earnout payment will not be required.

In October 2002, the Company acquired RER, a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment in the range of $1.0 million to $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion. The purchase price will be increased by the fair value of any earnout disbursements.

During the six months ended June 30, 2003, total net deferred tax assets increased approximately $13.7 million primarily due to approximately $18.5 million of net deferred tax assets recorded as part of the acquisition of Silicon during March 2003. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382. The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment. The Company’s net deferred tax assets are also the result of its own accumulated net operating losses and Section 382 limited deferred tax assets acquired in connection with the acquisitions of LineSoft and RER. During 2003, the Company expects to make approximately $1.0 million in cash payments for federal alternative minimum tax and various state tax obligations. The Company expects to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. We expect to begin making significant cash payments for federal tax purposes beginning in 2005.

Working capital as of June 30, 2003 was $15.2 million compared with $51.0 million at December 31, 2002. The decrease in working capital is primarily due to the acquisition of Silicon in March 2003, which resulted in a cash outflow of $71.1 million inclusive of a three year term loan of $50.0 million, $16.7 million of which is short-term debt.

The number of days outstanding for billed and unbilled accounts receivable was 61 and 57 days as of June 30, 2003 and 2002, respectively. Historically, the number of days outstanding ratio for the Company has been driven more by specific contract billing terms rather than collection issues.

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

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 impacted the timing of restructuring cost recognition.

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

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The application of this Issue may impact the timing of revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. While we do not believe the application of this Issue will have a material impact on our revenue recognition, we have not yet completed our evaluation. This Issue will be applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 applied to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements apply in the first fiscal interim period beginning after June 15, 2003. The Company is not the primary beneficiary of any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. The Company currently does not have any contracts to which this statement would apply.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions are to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not have any financial instruments to which this statement would apply.

In May 2003, the FASB ratified the consensus on EITF 01-08, Determining Whether an Arrangement Contains a Lease, which details when an arrangement represents a lease transaction and require the application of SFAS 13, Accounting for Leases. The guidance is effective for arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for outsourcing contracts.

Subsequent Event

On July 16, 2003, the Company announced that it signed an agreement to acquire Schlumberger’s electricity metering business (SEM) for a purchase price of $255 million, subject to a post-closing working capital adjustment. SEM is based in Oconee, South Carolina, and is a leading manufacturer of electricity meters for North America. The acquisition is expected to close in the third or fourth quarter of 2003 and is contingent upon obtaining Hart-Scott-Rodino approval and the satisfaction of other customary closing conditions. We expect to finance the acquisition with debt but are also considering a modest equity offering. We intend to use a portion of the financing to replace our existing revolving line of credit and pay off the outstanding balance of our existing term loan.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. At June 30, 2003, we had fixed rate debt of approximately $5.1 million and variable rate debt of $45.8 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of July 11, 2003 and the Company’s estimated ratio of funded debt to EBITDA. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at June 30, 2003:

	2003	2004	2005	2006	2007	Beyond 2007
	(in millions)
Fixed rate debt	$0.3	$0.7	$0.8	$0.9	$0.9	$1.5
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%
Variable rate debt	$8.3	$16.7	$16.7	$4.1	$—	$—
Average interest rate	3.2%	3.6%	4.6%	5.3%	—%	—%

Our variable rate debt is exposed to changes in interest rates. The Company’s requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years was extended to September 2, 2003. The forecasted interest rates provided in the tabular format above do not include the benefits of the interest rate agreement which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of June 30, 2003, it was estimated that if market interest rates average 1% higher than in the table above in 2003, earnings before income taxes in 2003 would decrease by approximately $224,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 4% of total revenue for the six months ended June 30, 2003. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes are denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes are re-valued and result in unrealized translation gains or losses that are reported in other comprehensive income.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. As of June 30, 2003, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2003. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute more hedging alternatives.

Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

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

On June 16, 2003, the United States District Court, District of Minnesota, issued a ruling addressing two post-trial motions in the Benghiat patent litigation. The Court addressed (1) whether and to what extent the Court should award Benghiat increased damages for the finding of willful infringement and (2) the Company’s claim that the period for damages should not start until April 1999 as Benghiat waited too long before accusing Itron of patent infringement. The Court denied Benghiat’s request for enhanced damages in excess of the jury’s original award of $7.4 million, and also denied the Company’s motion to shorten the period of damages. In July 2003, other post-trial motions were made by the parties. Benghiat has moved for interest on the verdict, the prohibition of infringing product sales, and an accounting of royalty bearing sales by the Company from July 1, 2002 to December 20, 2002, the date of the verdict. Itron has opposed Benghiat’s motions and filed other motions, which, if successful, could result in a new trial, reduced damages or the Court overruling the jury’s finding that Itron infringed the patent.

Final judgment based on the jury’s verdict will not be entered until the other post-trial motions are ruled upon by the Court. Itron is also evaluating grounds for appeal. There can be no assurance, however, that Itron would prevail in the event it decided to appeal judgment. Any further appeal or litigation related to this patent, regardless of its outcome, would probably be costly and may require significant time and attention of our key management and technical personnel.

The Company is not involved in any other material legal proceedings.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 23, 2003. One director was elected for a term of one year, Sharon L. Nelson. Four directors were elected for a term of three years, Michael B. Bracy, Thomas S. Foley, Mary Ann Peters, and Graham M. Wilson. Michael J. Chesser, Ted C. DeMerritt, Jon E. Eliassen, Thomas S. Glanville, Robert D. Neilson, LeRoy D. Nosbaum and S. Edward White continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	WITHHELD
Sharon L. Nelson	17,820,329	990,982
Michael B. Bracy	17,095,582	1,715,729
Thomas S. Foley	17,817,102	994,209
Mary Ann Peters	17,091,918	1,719,393
Graham M. Wilson	17,743,741	1,067,570

Matter 2: Approval of the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,596,454	3,173,515	41,342	—

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K this quarter:

On	April 17, 2003, Itron filed a Form 8-K under Items 7 and 9 announcing the issuance of a press release regarding Itron Inc.’s financial results for the three months ended March 31, 2003.

On	June 17, 2003, Itron filed a Form 8-K under Items 7 and 9 announcing the issuance of a press release regarding an update on patent infringement litigation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 13th day of August 2003.

ITRON, INC.

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer