Form 10-Q
period 2003-09-30
ITRON INC /WA/
filed 2003-11-13
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 20,554,067.

ITRON, INC.

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Sales	$70,672	$62,403	$204,530	$174,447
Service	11,407	10,654	32,458	33,124

Total revenues	82,079	73,057	236,988	207,571
Cost of revenues
Sales	33,810	31,359	97,300	88,482
Service	8,741	7,349	23,944	23,602

Total cost of revenues	42,551	38,708	121,244	112,084

Gross profit	39,528	34,349	115,744	95,487
Operating expenses
Sales and marketing	9,474	7,683	27,697	22,011
Product development	11,278	9,963	32,895	27,858
General and administrative	7,627	6,662	22,886	17,697
Amortization of intangibles	2,391	642	7,044	1,552
Restructurings	—	—	2,208	—
In-process research and development	—	—	900	7,200
Litigation accrual	500	—	500	—

Total operating expenses	31,270	24,950	94,130	76,318

Operating income	8,258	9,399	21,614	19,169
Other income (expense)
Equity in affiliates	110	51	162	97
Interest income	68	339	265	1,004
Interest expense	(832)	(250)	(2,217)	(2,252)
Other income, net	458	10	422	1,219

Total other income (expense)	(196)	150	(1,368)	68

Income before income taxes	8,062	9,549	20,246	19,237
Income tax provision	(3,034)	(3,581)	(8,129)	(9,914)

Net income	$5,028	$5,968	$12,117	$9,323

Earnings per share
Basic net income per share	$0.25	$0.29	$0.60	$0.49

Diluted net income per share	$0.23	$0.27	$0.56	$0.45

Weighted average number of shares outstanding
Basic	20,478	20,479	20,364	18,955
Diluted	21,880	21,728	21,699	21,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$10,549	$32,564
Accounts receivable, net	61,271	57,571
Inventories	16,031	15,660
Deferred income taxes	8,989	5,927
Other	4,823	2,770

Total current assets	101,663	114,492
Property, plant and equipment, net	32,373	30,168
Equipment used in outsourcing, net	10,713	11,589
Intangible assets, net	26,184	18,305
Goodwill	88,040	44,187
Deferred income taxes, net	33,100	24,050
Other	6,687	4,455

Total assets	$298,760	$247,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,124	$25,526
Wages and benefits payable	14,498	18,259
Accrued litigation	7,900	7,400
Current portion of debt	17,401	691
Unearned revenue	8,030	11,580

Total current liabilities	77,953	63,456
Long-term debt	25,000	—
Project financing debt	4,213	4,762
Warranty and other obligations	12,757	17,427

Total liabilities	119,923	85,645
Commitments and contingencies (Notes 7 and 12)
Shareholders’ equity
Common stock	199,567	195,546
Preferred stock	—	—
Accumulated other comprehensive income (loss)	818	(280)
Accumulated deficit	(21,548)	(33,665)

Total shareholders’ equity	178,837	161,601

Total liabilities and shareholders’ equity	$298,760	$247,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income	$12,117	$9,323
Noncash charges (credits) to income:
Depreciation and amortization	14,090	7,500
Deferred income taxes provision	6,960	5,719
Stock option and employee stock purchase plan income tax benefits	988	4,200
Acquired in-process research and development	900	7,200
Equity in affiliates	(162)	(97)
Impairment loss	—	401
Gain on early extinguishment of debt	—	(200)
Gain on sale of building	—	(841)
Other, net	854	283
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,146)	9,083
Inventories	(371)	(3,053)
Accounts payable and accrued expenses	2,717	(3,749)
Wages and benefits payable	(6,979)	(87)
Unearned revenue	(6,525)	(4,385)
Other, net	(6,199)	1,547

Cash provided by operating activities	16,244	32,844

Investing activities
Proceeds from sales and maturities of investment securities	—	48,980
Purchase of short-term investments	—	(26,922)
Reclassification of restricted cash	—	5,100
Proceeds from the sale of property, plant and equipment	10	1,896
Acquisition of property, plant and equipment	(7,477)	(7,951)
Issuance of notes receivable	(405)	(2,000)
Acquisitions, net of cash and cash equivalents	(71,110)	(21,717)
Other, net	(1,405)	1,429

Cash used by investing activities	(80,387)	(1,185)

Financing activities
New borrowings	50,000	—
Change in short-term borrowings, net	—	(1,973)
Payments on debt	(8,842)	(1,417)
Issuance of common stock	2,874	6,976
Repurchase of common stock	—	(12,555)
Payments on mortgage note payable	—	(4,853)
Other, net	(1,904)	(36)

Cash provided (used) by financing activities	42,128	(13,858)

Increase (decrease) in cash and cash equivalents	(22,015)	17,801
Cash and cash equivalents at beginning of period	32,564	20,582

Cash and cash equivalents at end of period	$10,549	$38,383

Noncash transactions:
Settlement of note in partial exchange for common stock	$21	$—
Debt to equity conversion	$—	$53,313
Acquisition of LineSoft in partial exchange for common stock	$—	$21,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, Condensed Consolidated Balance Sheets for September 30, 2003 and December 31, 2002, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, of Itron, Inc. and subsidiaries (the Company). Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. The Company is not the primary beneficiary of any variable interest entities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (generally accepted accounting principles) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements include the results of Silicon Energy Corp. (Silicon) from the date of acquisition (see Note 4), and should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Warranty

The Company offers standard warranty terms on product sales of between one and three years and a longer warranty term for certain components of products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty accrual is included in accounts payable and accrued expenses. The long-term warranty accrual includes estimated warranty costs for the period beyond one year of customer use and future expected costs of testing and replacement of radio meter module batteries. Warranty expense was approximately $3.0 million and $1.5 million for the three months ended September 30, 2003 and 2002, respectively. Warranty expense was approximately $7.3 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Beginning balance	$11,304	$8,729	$9,439	$6,327
Additions to the accrual	2,925	1,466	6,223	4,109
Adjustments to preexisting items	120	—	1,076	376
Utilization of accrual	(1,916)	(645)	(4,305)	(1,262)

Ending balance	$12,433	$9,550	$12,433	$9,550

Contingencies

The Company is subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. An estimated loss from a contingency is charged to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

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

Revenue arrangements with multiple deliverables, entered into subsequent to June 30, 2003, are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria is considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and maintenance services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item(s) is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional item(s).

The Company recognizes revenues from hardware at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue recognition is dependent upon the existence of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE affects the timing of revenue recognition which can vary from recognizing revenue at the time of delivery of each element, to the percentage of completion method, or ratably over the performance period. If the implementation services are essential to the software arrangement, revenue is recognized using the percentage of completion methodology.

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

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income
As reported	$5,028	$5,968	$12,117	$9,323
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(866)	(1,230)	(3,257)	(2,333)

Pro forma net income	$4,162	$4,738	$8,860	$6,990

Basic earnings per share
As reported	$0.25	$0.29	$0.60	$0.49
Pro forma	$0.20	$0.23	$0.44	$0.37
Diluted earnings per share
As reported	$0.23	$0.27	$0.56	$0.45
Pro forma	$0.19	$0.22	$0.41	$0.34

For the three months ended September 30, 2003 and 2002, respectively, we granted 480,500 and 642,450 options to purchase stock at weighted average exercise prices of $20.06 and $14.85. For the nine months ended September 30, 2003 and 2002, respectively, option grants totaled 841,450 and 754,550 at weighted average exercise prices of $18.16 and $16.73. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	77.8%	86.7%	77.3%	86.7%
Risk-free interest rate	3.0%	4.1%	2.9%	4.3%
Expected life (years)	4.3	5.0	4.6	5.0

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The measure of volatility used in the Black-Scholes option-pricing model is the annualized standard deviation of the continuously compounded rates of return on the stock over a period of time. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award. The expected life is the fixed period of time between the date the option is granted and the date the option is fully exercised. Factors to be considered in the estimate are the vesting period of the option and the average period of time similar options have remained outstanding in the past.

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

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions of FIN 45 did not have a significant impact on the financial position or results of operations of the Company.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. A delivered item is deemed to be a separate unit of accounting if (a) the delivered unit has value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if a general right of return exists on the delivered item, delivery/performance of the undelivered item(s) is considered probable and in control of the vendor. The implementation of this Issue had an immaterial impact on the amount allocated to each unit of accounting or the Company’s timing of revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. This Issue is being applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 applied to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements apply at the end of the first interim or annual period ending after December 15, 2003. The Company is not the primary beneficiary of any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. The Company currently does not have any contracts to which this statement would apply.

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

In May 2003, the FASB ratified the consensus on EITF 01-08, Determining Whether an Arrangement Contains a Lease, which provides guidance on when an arrangement represents a lease transaction and requires the application of SFAS 13, Accounting for Leases. The guidance is effective for arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for outsourcing contracts. The Company has not entered into or modified any arrangements subsequent to June 30, 2003 to which this guidance may apply.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$5,028	$5,968	$12,117	$9,323
Weighted average shares outstanding	20,478	20,479	20,364	18,955

Basic net income per share	$0.25	$0.29	$0.60	$0.49

Diluted earnings per share:
Net income available to common shareholders	$5,028	$5,968	$12,117	$9,323
Interest on convertible debt, net of income taxes	—	—	—	176

Adjusted net income available to common shareholders, assuming conversion	$5,028	$5,968	$12,117	$9,499

Weighted average shares outstanding	20,478	20,479	20,364	18,955
Effect of dilutive securities:
Employee stock options	1,402	1,249	1,335	1,720
Convertible debt	—	—	—	572

Adjusted weighted average shares outstanding	21,880	21,728	21,699	21,247

Diluted net income per share	$0.23	$0.27	$0.56	$0.45

The Company has granted options to purchase shares of its common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the proceeds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At September 30, 2003 and 2002, we had options outstanding of approximately 4.0 million and 3.4 million, at average option exercise prices of $13.14 and $11.17, respectively. Approximately 388,000 and 536,000 stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003 and 2002 because they were anti-dilutive. Approximately 464,000 and 100,000 stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2003 and 2002 because they were anti-dilutive. These options could be dilutive in future periods.

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

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During the nine months ended September 30, 2002, we completed the re-purchase of the remaining 807,900 shares at an average price of $15.54.

There was no preferred stock issued or outstanding at September 30, 2003 or December 31, 2002.

Note 3: Certain Balance Sheet Components

	September 30, 2003	December 31, 2002
	(in thousands)
Accounts receivable
Trade (net of allowance for doubtful accounts of $1,282 and $1,291)	$50,428	$47,496
Unbilled revenue	10,843	10,075

Total accounts receivable, net	$61,271	$57,571

Inventories
Materials	$4,138	$4,304
Work in-process	1,214	804
Finished goods	10,610	10,322

Total manufacturing inventories	15,962	15,430
Service inventories	69	230

Total inventories	$16,031	$15,660

Property, plant and equipment
Machinery and equipment	$30,822	$31,133
Equipment used in outsourcing	16,080	15,987
Computers and purchased software	32,397	34,029
Buildings, furniture and improvements	21,050	20,373
Land	1,735	1,735

Total cost	102,084	103,257
Accumulated depreciation	(58,998)	(61,500)

Property, plant and equipment, net	$43,086	$41,757

Depreciation expense was approximately $2.4 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively. Depreciation expense was approximately $7.0 million and $5.9 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Itron acquired Silicon utilizing cash on hand and the proceeds from a $50 million term loan, repayable over three years with equal quarterly principal payments. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and the Company’s consolidated leverage ratio.

As of March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the in-process research and development (IPR&D) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D is estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology will be substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003. Other identifiable intangible assets with a total value of $14.3 million are being amortized over the lives of the estimated discounted cash flows assumed in the valuation models.

The following condensed financial information reflects a preliminary allocation of the purchase price based on the estimated fair values of the assets and liabilities. The fair values of the majority of the assets and liabilities have been finalized, however a few items continue to be assessed by the Company and are subject to future adjustments.

	Fair Value	Weighted Average Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,322
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	28
Customer relationships/contracts	4,400	35
Customer backlog	2,600	13
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,588

Net assets acquired	$71,110

The following pro forma results are based on the individual historical results of Itron, Inc. and Silicon (prior to acquisition on March 4, 2003) with adjustments to give effect to the combined operations as if the acquisition had been consummated January 1, 2002. The significant adjustments relate to an increase in amortization expense related to the acquired identified intangible assets, adjustments to depreciation expense due to fair value adjustments of the acquired fixed assets, the elimination of Silicon’s debt related expense as the debt was paid in full upon acquisition, the addition of interest expense related to the debt incurred upon acquisition, and a change in the income tax provision. The identifiable intangible asset values were finalized during the three months ended September 30, 2003, resulting in a change in estimated amortization expense which is reflected in the three months ended September 30, 2003 and 2002. The pro forma results are presented solely as supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date, nor are they representative of results for any future date or period.

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenues	$82,079	$77,056	$238,710	$219,760
Gross profit	39,514	36,650	115,462	102,086
Operating expenses	30,626	30,871	97,916	95,178
Other income (expense)	47	(604)	(1,155)	(2,325)
Net income	$5,495	$3,183	$10,080	$2,819
Basic net income per share	$0.27	$0.16	$0.50	$0.15
Diluted net income per share	$0.25	$0.15	$0.46	$0.14
Weighted average shares assumed outstanding
Basic	20,478	20,479	20,364	18,955
Diluted	21,880	21,728	21,699	20,675

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

Regional Economic Research: In October 2002, the Company acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment in the range of $1.0 to $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion. The purchase price will be increased by the fair value of any earnout disbursements and recorded as an addition to goodwill.

Note 5: Identified Intangible Assets

During the three months ended September 30, 2003, we finalized the valuation of the identifiable intangible assets associated with the Silicon acquisition. The gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets as of September 30, 2003 and December 31, 2002 were as follows:

	Gross Assets 9/30/03	Accumulated Amortization 9/30/03	Gross Assets 12/31/02	Accumulated Amortization 12/31/02
	(in thousands)
Core-developed technology	$18,932	$(4,409)	$12,437	$(855)
Patents	7,088	(3,860)	7,088	(3,524)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	3,935	(2,630)	2,480	(2,347)
Customer contracts	5,650	(976)	2,710	(354)
Other	5,169	(2,715)	1,107	(437)

Total identified intangible assets	$45,839	$(19,655)	$30,887	$(12,582)

Amortization expense on identified intangible assets was approximately $2.4 million and $642,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense on identified intangible assets was approximately $7.0 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. Total amortization expense to be recognized over the remaining three months in 2003 is approximately $2.6 million. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2004	$8,102
2005	6,028
2006	3,248
2007	1,891
Beyond 2007	4,345

Note 6: Goodwill

Goodwill increased in the first nine months of 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with acquisitions made during 2002. In addition, the goodwill balance increased approximately $916,000, with a corresponding increase in other comprehensive income, due to changes in currency exchange rates from December 31, 2002 to September 30, 2003. Goodwill increased in the first nine months of 2002 due to the acquisition of Linesoft in March 2002. The change in goodwill for the nine months ended September 30, 2003 and 2002 is as follows:

	2003	2002
	(in thousands)
Beginning balance, January 1	$44,187	$6,616
Goodwill acquired/adjustments	42,937	26,254
Effect of change in exchange rate	916	—

Ending balance, September 30	$88,040	$32,870

Note 7: Debt

On March 4, 2003, we entered into a new three year credit agreement for $105 million. The new credit agreement is secured by substantially all tangible and intangible assets, including the stock of domestic subsidiaries, except assets related to outsourcing contracts that are or may be financed with project financing debt.

The agreement provided a $50 million term bank loan to finance a portion of the Silicon acquisition. The term bank loan is payable over three years with equal quarterly principal payments. A payment on the term loan of approximately $4,167,000 was made during the three months ended September 30, 2003. Approximate principal payments under the term loan are $4,167,000 for the remainder of 2003, $16,668,000 in 2004, $16,668,000 in 2005, and $4,167,000 in 2006. At September 30, 2003 the outstanding amount on the term loan was approximately $41.7 million. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and the Company’s consolidated leverage ratio. The weighted average interest rate during the three months ended September 30, 2003 was approximately 3.4%. The Company’s requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years was extended to December 2, 2003. Interest expense related to the term loan for the three and nine months ended September 30, 2003 was approximately $393,000 and $1.0 million, respectively.

In addition to the term loan, the new credit agreement has a $55 million revolving credit line with a three year term. As of September 30, 2003, $20 million of the credit line was limited to collateralizing an appeals bond in connection with the Benghiat patent litigation matter if we appealed an unfavorable judgment. On October 14, 2003, the Benghiat patent litigation was settled (see Note 12). As a result of the settlement, the credit agreement was amended and the entire $55 million credit line is available for general use.

As of September 30, 2003, $15.1 million of the credit line was utilized by outstanding standby letters of credit. There were no borrowings outstanding on the revolving credit line at September 30, 2003. We incur an annual commitment fee on the unused portion of the available revolving credit line, which varies according to the Company’s consolidated leverage ratio. The annual commitment fee at closing was 0.375%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee based on our consolidated leverage ratio for outstanding letters of credit. The letter of credit fees at closing were 2.625%. The annual commitment and letter of credit fees are paid and expensed on a quarterly basis. For the three months ended September 30, 2003, the total annual commitment and letter of credit fees expense was approximately $120,000. Approximately $1.8 million of upfront fees for the credit agreement were paid at closing. The upfront fees consisted primarily of origination fees and are being amortized over the life of the credit agreement using the effective interest rate method.

As of September 30, 2003 the Company was in compliance with all quarterly covenants in accordance with the credit agreement.

The former $35 million credit line was terminated simultaneously with the signing of the new credit facility in March 2003. At December 31, 2002, the maximum amount we could borrow under the former credit line was $20 million due to outstanding standby letters of credit of $15.0 million. No borrowings were outstanding at December 31, 2002. No other changes were made to outstanding debt during the nine months ended September 30, 2003.

Total interest expense and financing costs were approximately $832,000 and $250,000 for the three months ended September 30, 2003 and 2002, respectively, and $2.2 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. The 2002 interest primarily related to approximately $53.3 million in subordinated debt, which was converted to common stock during the second quarter of 2002.

Note 8: Restructurings

During the first quarter of 2003, the Company initiated a restructuring of its Energy Information Systems (EIS) group located in Raleigh, North Carolina. The restructuring plan included a workforce reduction of approximately 40 employees. As a result, the Company recognized a charge of approximately $2.0 million related to severance during the nine months ended September 30, 2003. Substantially all of the 40 employees were terminated as of March 31, 2003 and severance payments were made. As of September 30, 2003, the execution of the restructuring plan was complete.

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

The restructuring involved a reduction in workforce of approximately 30 employees in Vienne, France. These employees consisted of personnel from product development, sales and support services, and general administration. As of September 30, 2003, substantially all of the employees were terminated and substantially all benefits were paid or charged against the accrual based on applicable French law regarding timing of severance disbursements.

The accrued liabilities associated with company-wide restructuring efforts were approximately $240,000 and $2.4 million at September 30, 2003 and December 31, 2002, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	43
Cash payments	(3,173)	(1,031)

Accrual balance at September 30, 2003	$51	$189

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

Note 9: Amendment to Warranty and Maintenance Agreement

Effective May 1, 2003, the Company amended the warranty and maintenance agreement related to a network-based automated meter reading system in Pittsburgh, Pennsylvania with Duquesne Light Company (Duquesne) (refer to Note 13 of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003). The Company will continue to provide certain maintenance and support services for the system through December 31, 2013, however, the scope and nature of the services to be provided were reduced. The Company paid $4.0 million to Duquesne in consideration for the reduced scope of services. The $5.0 million standby letter of credit required under the original agreement was reduced to $4.0 million under the terms of the amended agreement. In connection with our performance responsibilities, we have entered into an operating lease for a facility in Pittsburgh. The lease expires in December 2006 and the base monthly lease payment is approximately $1,200.

We will receive $7.3 million over the term of the amended agreement and we expect to incur $19.4 million in expenses, including the $4.0 million paid to Duquesne. During the three months ended September 30, 2003, the associated forward loss accrual was reduced by $268,000 based on changes in future cost estimates. The forward loss accrual balance at September 30, 2003 was $7.2 million.

Note 10: Income Taxes

During the nine months ended September 30, 2003, total net deferred tax assets increased approximately $12.1 million primarily due to approximately $18.4 million of net deferred tax assets recorded as part of the acquisition of Silicon. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis according to Internal Revenue Code Section 382. The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment.

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

In March 2003, we loaned $405,000 to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The form of the loan is a secured convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a secured convertible note with a five year term. The loan balance is included within the other noncurrent assets balance. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at September 30, 2003, they would have converted into approximately 25% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Note 12: Contingencies

Guarantees and Indemnifications

Under FIN 45, the Company must record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for the agreements entered into during the nine months ended September 30, 2003.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.6 million and $40.3 million at September 30, 2003 and December 31, 2002, respectively. Bid bonds guarantee that Itron will carry out a contract consistent with the terms of the bid. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Performance bonds of approximately $1.3 million were issued during the nine months ended September 30, 2003. On September 17, 2003 the Company received a cancellation notice from an insurance company on an 18-year term, $25 million performance bond. We have the option of replacing this bond with a letter of credit or escrowed cash within 90 days of the notification, and have the capacity to do either with sufficient liquidity to continue to meet our business needs.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.1 million and $15.0 million at September 30, 2003 and December 31, 2002, respectively. In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008. In May 2003, the Company reduced a standby letter of credit of $5.0 million to $4.0 million in accordance with the terms of the amended Duquesne warranty and maintenance agreement (see Note 9).

We guarantee lease payments for certain equipment leased by an affiliated company. In the event the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The maximum future lease obligation of the guarantee at September 30, 2003 was approximately $479,000. The lease and our guarantee terminate in 2006.

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

Legal Matters

On October 14, 2003, the Company settled all issues in the Benghiat patent infringement litigation for payment of $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to Itron. The Company accrued $7.4 million in 2002 and $500,000 in the three months ended September 30, 2003.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of September 30, 2003, as negative outcomes are not considered probable.

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

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services, post-sale maintenance support and outsourcing services. Inter-business unit revenues are immaterial. Within each business unit, costs of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Miscellaneous hardware costs and variances from standard costs are reported in Corporate costs of sales and are not allocated to the business units. Assets and liabilities are not allocated to the business units for management purposes. In addition to assets and liabilities, corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, income tax expense, and amortization expense are not allocated to the business units, nor included in the measure of segment profit or loss for management purposes. Approximately 40% of depreciation expense is allocated to the business units.

Management has two primary measures for each of the business units, revenue and operating income. Operating income is defined as revenue, less (a) direct costs associated with that revenue, (b) warranty and miscellaneous service related expenses, (c) operating expenses directly incurred by the segment, and (d) allocations of basic services (such as floor space and communication expense). Operating expenses directly associated with each business unit may include sales, marketing, product development or administrative expenses. Corporate expenses, which include product development, marketing, miscellaneous manufacturing and certain other corporate expenditures, are included in the table below to reconcile business unit activity to the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenues
Electric	$37,224	$32,985	$114,942	$100,286
Natural Gas	13,660	14,458	41,975	37,920
Water and Public Power	27,631	23,685	69,921	60,347
International	2,963	1,929	8,929	9,018
End User Solutions	601	—	1,221	—

Total revenues	$82,079	$73,057	$236,988	$207,571

Gross profit (loss)
Electric	$16,373	$14,741	$55,220	$46,360
Natural Gas	8,095	8,271	25,174	21,653
Water and Public Power	12,410	10,279	29,774	25,290
International	1,160	1,020	1,908	3,691
End User Solutions	224	—	377	—
Corporate	1,266	38	3,291	(1,507)

Total gross profit	$39,528	$34,349	$115,744	$95,487

Operating income (loss)
Electric	$13,513	$12,597	$46,679	$40,451
Natural Gas	7,317	7,568	22,837	19,861
Water and Public Power	10,751	9,059	25,441	22,153
International	(349)	(553)	(2,774)	(1,724)
End User Solutions	(328)	—	(968)	—
Corporate	(22,646)	(19,272)	(69,601)	(61,572)

Total operating income	$8,258	$9,399	$21,614	$19,169

No customer individually accounted for more than 10% of total Company revenues for the three months ended September 30, 2003 and 2002, or for the nine months ended September 30, 2003. One Electric business unit customer accounted for approximately 11% of total Company revenues for the nine months ended September 30, 2002.

Corporate gross profit for the three months ended September 30, 2003 reflects positive standard cost variances. In addition to the positive variances, the nine months ended September 30, 2003 reflects a reduction of $1.8 million in warranty expense that was reclassified to the Natural Gas and Water and Public Power business units because it relates to specific warranty exposures in these business units. As the original warranty expense was recorded by Corporate in prior periods, the reclassification in the nine months ended September 30, 2003 did not have an impact on total warranty expense on a consolidated company basis.

Note 14: Comprehensive Income

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net income	$5,028	$5,968	$12,117	$9,323
Change in foreign currency translation adjustments, net of tax	220	(97)	1,098	496
Change in net unrealized holding gain (loss)	—	(24)	—	(38)

Total comprehensive income	$5,248	$5,847	$13,215	$9,781

Accumulated foreign currency translation adjustment was the sole component of accumulated other comprehensive income (loss), net of tax, at September 30, 2003 and December 31, 2002. The accumulated other comprehensive income (loss), net of tax, was approximately $818,000 and $(280,000) at September 30, 2003 and December 31, 2002, respectively.

Note 15: Subsequent Events

On October 14, 2003, the Company settled all issues in the Benghiat patent infringement litigation for payment of $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to Itron. The Company accrued $7.4 million in 2002 and $500,000 in the three months ended September 30, 2003. As a result of the settlement, the Company’s credit agreement was amended to provide that $20 million of the credit line that had been limited to collateralizing an appeals bond in connection with this litigation is now available for general borrowing.

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

Certain Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements concerning Itron’s operations, economic performance, sales, earnings growth and cost reduction programs. These statements of our current plans, objectives, expectations and intentions are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the timing of the closing of Schlumberger’s electricity metering business acquisition or the failure to finalize satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for the Company’s products, 3) rescheduling of current customer orders, 4) changes in law and regulation (including FCC licensing actions), and 5) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change on the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risk Factors” included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

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

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services, and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers. Inter-business unit revenues are immaterial. Business unit cost of sales are based on standard costs which include materials, direct labor and an overhead allocation based on projected production for the year. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Miscellaneous hardware costs and variances from standard costs are included in Corporate cost of sales and are not allocated to the business units.

Revenues and Gross Margins

Total Company Revenues and Gross Margins

The following tables summarize the Company’s revenues and gross margin for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in millions)			(in millions)
Revenues
Sales	$70.6	$62.4	13%	$204.5	$174.4	17%
Service	11.5	10.7	7%	32.5	33.2	(2) %

Total revenues	$82.1	$73.1	12%	$237.0	$207.6	14%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change in %	2003	2002	Change in %
Gross Margin
Sales	52%	50%	2%	52%	49%	3%
Service	23%	31%	(8)%	26%	29%	(3)%
Total gross margin	48%	47%	1%	49%	46%	3%

Sales revenues for the three and nine months ended September 30, 2003 increased approximately 13% and 17%, respectively, over the same periods in 2002. An increase in automated meter reading (AMR) modules shipments of 12% and 10% for the three and nine months ended September 30, 2003, compared with the respective periods in 2002, contributed to the increase. Acquisitions completed since October 1, 2002, contributed approximately $5.5 million and $13.0 million of the increase in revenues for the three and nine months ended September 30, 2003, respectively. Also contributing to higher sales revenues were increased consulting sales for the three and nine months in 2003 and increased hardware sales for handheld meter reading systems in the year-to-date period 2003. Offsetting those increases for the three and nine months ended September 30, 2003 were decreased AMR installation revenues due to the completion of several large installation contracts. Revenues through indirect sales channels for the three and nine months ended September 30, 2003, respectively, increased to $17.3 million and $45.3 million, or 21% and 19% of total company revenues, compared with $10.7 million and $29.2 million, or 15% and 15% of total company revenues, for the respective periods in 2002. Revenues from our indirect sales channels include sales through meter manufacturers, business associates and other alliance partners.

Service revenues increased for the three months ended September 30, 2003 as a result of revenues from the entities acquired since October 1, 2002. Service revenues decreased for the nine months ended September 30, 2003 compared with 2002 primarily due to a decrease in outsourcing service revenues. Outsourcing revenues for the nine months ended September 30, 2002 included a one-time revenue adjustment due to the recognition of revenue for amounts previously deferred on a long-term service contract.

The Company had no customers which accounted for more than 10% of total Company revenues for the three months ended September 30, 2003 and 2002, or the nine months ended September 30, 2003. One Electric business unit customer accounted for approximately 11% of total Company revenues for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, the top ten customers accounted for approximately 41% and 46%, respectively, of revenues compared with approximately 39% and 41% for the respective periods in 2002.

Gross margins increased to 48% for the three months ended September 30, 2003 compared with 47% for the same period in 2002. Gross margins improved year-over-year to 49% for the nine months ended September 30, 2003 compared with 46% for the same period in 2002. The improved sales gross margins in 2003 resulted from a combination of factors, including changes in product mix, higher manufacturing volumes, lower general market prices for electronic components, other supply-chain management initiatives, product design changes and higher margin software license sales. For the three and nine months ended September 30, 2003, service gross margins decreased compared with the same period in 2002 primarily due to an increase in warranty expense.

Gross margins may vary period to period depending on the mix of products and services.

Segment Revenues and Gross Margins

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in millions)			(in millions)
Segment Revenues
Electric	$37.3	$33.0	13%	$115.0	$100.3	15%
Natural Gas	13.7	14.4	(5)%	42.0	37.9	11%
Water and Public Power	27.6	23.8	16%	69.9	60.4	16%
International	2.9	1.9	53%	8.9	9.0	(1)%
End User Solutions	0.6	N/A	N/A	1.2	N/A	N/A

Total revenues	$82.1	$73.1	12%	$237.0	$207.6	14%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change in %	2003	2002	Change in %
Segment Gross Margin
Electric	44%	45%	(1)%	48%	46%	2%
Natural Gas	59%	57%	2%	60%	57%	3%
Water and Public Power	45%	43%	2%	43%	42%	1%
International	39%	53%	(14)%	21%	41%	(20)%
End User Solutions	37%	N/A	N/A	31%	N/A	N/A
Corporate (1)	2%	— %	2%	1%	(1)%	2%
Total gross margin	48%	47%	1%	49%	46%	3%

(1)	Corporate is included to reconcile total segment gross margin to total gross margin above.

Electric: Revenues for the three and nine months ended September 30, 2003 increased by approximately $4.3 million and $14.7 million, or 13% and 15%, respectively, compared with the same periods in 2002 primarily as a result of the acquisitions completed since October 1, 2002 and an increase in handheld computer deliveries. One customer represented approximately 18% and 19% of Electric business unit revenues for the three months ended September 30, 2003 and 2002, respectively, and approximately 20% and 24% of Electric business unit revenues for the nine months ended September 30, 2003 and 2002, respectively. Sales to this customer will continue into the fourth quarter of 2003 but will decrease as a percentage of Electric and total Company revenues by the end of 2003. The Electric segment gross margin for the three months ended September 30, 2003, decreased 1% compared with the same period in 2002 primarily due to an increase in warranty expense and a decline in AMR installation margins, partially offset by an increase in high margin royalty revenues. The 2% improvement in Electric’s gross margin for the nine months ended September 30, 2003, resulted primarily from a shift in the mix of products, lower component costs and other manufacturing efficiencies, as well as higher margin software sales.

Natural Gas: Revenues for the three months ended September 30, 2003 decreased approximately $700,000 from the same period in 2002 primarily due to the timing of meter module deliveries related to ongoing AMR projects. Revenues for the nine months ended September 30, 2003 increased approximately $4.1 million compared with the same period in 2002 primarily due to increased AMR module deliveries for new agreements and accelerated shipments to current AMR customers, partially offset by a decrease in AMR installation revenues. For the three and nine months ended September 30, 2003, one customer represented approximately 23% and 11%, respectively, of the Natural Gas business unit revenues. Gross margins increased for the three months ended September 30, 2003, compared with the same period in 2002 primarily due to lower hardware component costs caused by higher production volumes. Gross margins increased for the nine months ended September 30, 2003, compared with the same period in 2002 primarily due to lower hardware component costs caused by higher production volumes, partially offset by approximately $550,000 in warranty expense which was reclassified from Corporate to the Natural Gas business unit because it relates to specific warranty exposure in this business unit. As the original warranty expense was recorded in Corporate in prior periods, the reclassification in the nine months ended September 30, 2003 did not have an impact on total warranty expense on a consolidated company basis.

Water and Public Power: Revenues for the three months ended September 30, 2003, compared with the same period in 2002, increased as a result of higher AMR module deliveries, partially offset by a decrease in AMR installation revenues. Revenues for the nine months ended September 30, 2003, compared with the same period in 2002, increased as a result of higher AMR module and handheld computer deliveries, partially offset by a decrease in AMR installation revenues. Revenues through indirect sales channels for the three and nine months ended September 30, 2003, respectively, increased to 63% and 65% of Water and Public Power business unit revenues compared with 45% and 48% in 2002, respectively. Gross margins increased for the three months ended September 30, 2003, compared with the same period in 2002 as a result of a decrease in allocated miscellaneous service related costs, partially offset by increased hardware sales through the indirect sales channel, which are lower margin. Gross margins for the nine months ended September 30, 2003, were negatively impacted by approximately $1.2 million in warranty expense which was reclassified from Corporate to the Water and Public Power business unit because it relates to specific warranty exposure in this business unit. As the original warranty expense was recorded in Corporate in prior periods, the reclassification in the nine months ended September 30, 2003 did not have an impact on total warranty expense on a consolidated company basis. Water and Public Power business unit gross margin for the nine months ended September 30, 2002 was negatively impacted by a one-time recognition of costs previously deferred on a long-term service contract.

International: The increase in revenues for the three months ended September 30, 2003, compared with the same period in 2002, is due to an increase in handheld sales and transmission and distribution solutions software sales. The decrease in revenue for the nine months ended September 30, 2003 is primarily due to a decrease in meter reading systems software sales. Gross margins for the three months ended September 30, 2003 decreased due to lower margin handheld sales and the expansion of the service center in the Netherlands. Gross margins for the nine months ended September 30, 2003 decreased due to warranty charges related to products we are no longer selling or supporting along with a lower amount of higher margin software sales, partially offset by higher margin hardware sales.

End User Solutions: As a result of the acquisition of Silicon on March 4, 2003, the Company created the End User Solutions business unit. The End User Solutions business unit, represents the portion of the Silicon business which sells products and services to commercial and industrial domestic customers. Revenues were approximately $1.2 million during the post-acquisition period commencing March 4, 2003 through September 30, 2003.

Corporate: The business units outlined above utilize standard costs, which include materials, direct labor and an overhead allocation, to record product cost of sales. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Miscellaneous hardware costs and variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. In addition to the standard cost variances, Corporate gross profit for the nine months ended September 30, 2003 reflects a reduction of $1.8 million in warranty expense that was reclassified to the Natural Gas and Water and Public Power business units because it relates to specific warranty exposures in these business units. Since the original warranty expense was recorded in Corporate in prior periods, the reclassification in the nine months ended September 30, 2003 did not have an impact on total warranty expense on a consolidated company basis.

Backlog of Orders

Our AMR meter module business includes a mix of project sales and routine sales. Project sales involve annual or multi-year contracts and typically occur with larger utilities. Project sales also occur through our indirect sales channels when a contract is awarded to a meter manufacturer. Project sales are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing AMR customers and initial orders or add-on orders from our indirect sales channels. We have experienced a trend away from large multi-year project sales toward orders that are more routine and short-term in nature.

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

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-month Backlog
	(in millions)
September 30, 2003	$67	$169	$69
June 30, 2003	41	173	79
March 31, 2003	60	203	102
December 31, 2002	61	197	100
September 30, 2002	87	200	109
June 30, 2002	45	179	95
March 31, 2002	38	202	112
December 31, 2001	63	203	115

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(in millions)				(in millions)
Operating Expenses
Sales and marketing	$9.5	12%	$7.7	11%	$27.7	12%	$22.0	11%
Product development	11.3	14%	10.0	14%	32.9	14%	27.9	13%
General and administrative	7.6	9%	6.6	9%	22.9	10%	17.7	9%
Amortization of intangibles	2.3	3%	0.6	1%	7.0	3%	1.5	1%
Restructurings	—	— %	—	— %	2.2	1%	—	— %
In-process research and development	—	— %	—	— %	0.9	— %	7.2	3%
Litigation accrual	0.5	1%	—	— %	0.5	— %	—	— %

Total operating expenses	$31.2	38%	$24.9	34%	$94.1	40%	$76.3	37%

Operating expenses for the three and nine months ended September 30, 2003, compared with the same periods in 2002, were higher primarily due to the acquisitions completed in 2002 and 2003.

Sales and marketing expenses increased $1.8 million and $5.7 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002, and increased slightly as a percentage of revenue. The increase was a result of additional sales and marketing staff and product marketing activities primarily related to new products and services from acquisitions.

Product development expenses increased $1.3 million and $5.0 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Product development expenses were consistent as a percentage of revenue for the three months ended September 30, 2003, and increased slightly for the nine months ended September 30, 2003, compared with the same periods in 2002, due to increased development spending for next generation hardware and software products and development projects associated with the entities acquired in 2002 and 2003.

General and administrative expenses increased $1.0 million and $5.2 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. General and administrative expenses were consistent as a percentage of revenue for the three months ended September 30, 2003, and increased slightly for the nine months ended September 30, 2003, compared with the same periods in 2002, due to information technology investments, legal fees, regulatory compliance, and costs, such as depreciation, lease expense and compensation, associated with the entities acquired in 2002 and 2003.

Amortization of intangibles increased $1.7 million and $5.5 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Amortization increased as a result of the addition of $29.8 million in amortizable intangible assets from acquisitions completed since October 1, 2002.

In January 2003, we initiated a restructuring of our EIS product group in Raleigh, North Carolina. The restructuring plan resulted in a charge of approximately $2.0 million related to workforce reductions. As of September 30, 2003, the execution of the EIS restructuring plan was substantially complete. International restructuring activities, initiated in the fourth quarter of 2002, resulted in approximately $259,000 of restructuring charges from the write-down of fixed assets and lease termination charges during the nine months ended September 30, 2003. As of September 30, 2003, substantially all of the employees were terminated, and substantially all benefits were paid or charged against the accrual based on applicable French law regarding timing of severance disbursements.

In-Process Research and Development (IPR&D)

During the nine months ended September 30, 2003, we recorded a $900,000 charge for IPR&D related to the acquisition of Silicon as follows:

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

Other Income (Expense)

The following table shows other income (expense) and percent change from the prior year.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Equity in affiliates	$110	$51	116%	$162	$97	67%
Interest income	68	339	(80)%	265	1,004	(74)%
Interest expense	(832)	(250)	(233)%	(2,217)	(2,252)	2%
Other income, net	458	10	4,480%	422	1,219	(65)%

Total other income (expense)	$(196)	$150	(231)%	$(1,368)	$68	(2,112)%

Equity in affiliates increased for the three and nine months ended September 30, 2003, compared with the same periods of 2002 due to increased profits earned by a low-volume manufacturing company in which we have a 30% interest and which performs contract manufacturing and repair services for us.

Interest income decreased for the three and nine months ended September 30, 2003, compared with the same periods of 2002 due to lower cash investments.

Interest expense in 2003 was primarily driven by interest expense and amortization of loan origination fees on the term loan and credit line entered into in March 2003. Interest expense in 2002 was primarily driven by subordinated debt, which we converted to equity in April and May 2002. In the third quarter of 2003, the weighted average of borrowings outstanding was $50.8 million compared with $5.7 million in the third quarter of 2002. Year-to-date 2003, the weighted average of borrowings outstanding was $53.4 million compared with $30.9 million in 2002.

Other income, net increased for the three months ended September 30, 2003, compared with the same period in 2002 primarily due to a one-time state tax refund related to prior periods. On a year-to-date basis, other income, net decreased in 2003 compared with 2002 due to a gain on the sale of a building and a gain on the early extinguishment of debt in 2002, partially offset by the one-time state tax refund related to prior periods.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2003 was approximately 40.2% compared with our estimated annual effective income tax rate of 39.7%. The nine month rate exceeds the annual rate because no tax benefit was recognized for the in-process research and development charge incurred during the first quarter since it is not tax deductible for purposes of computing the income tax provision. Our effective income tax rate can vary from period to period because of fluctuations in operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation, and changes in the level of business performed in different tax jurisdictions.

Financial Condition

	Nine Months Ended September 30,
	2003	2002	% Increase (Decrease)
	(in millions)
Cash Flow Information
Operating activities	$16.2	$32.8	(51)%
Investing activities	(80.3)	(1.2)	(6,592)%
Financing activities	42.1	(13.8)	405%

Increase (decrease) in cash	$(22.0)	$17.8	(224)%

Operating activities: We generated $16.2 million of cash from operations for the nine months ended September 30, 2003, compared with $32.8 million for the same period in 2002. Year-to-date accounts receivable generated $11.2 million less cash in 2003 compared with 2002, due to the timing of large contract payments and customers taking slightly longer to pay in 2003. A decrease in wages and benefits payable of approximately $7.0 million in the first nine months of 2003, compared with a decrease of $87,000 in the first nine months of 2002, resulted from the payment of $2.4 million more in bonus compensation in 2003 and the use of restructuring severance reserves. Unearned revenue decreased during the nine months ended September 30, 2003 primarily due to the ratable recognition of license and maintenance revenues from entities acquired since October 1, 2002. The decrease of $6.2 million in Other in 2003, compared with an increase of $1.5 million in 2002, resulted primarily from a $4.0 million payment in May 2003, to Duquesne in accordance with an amendment to our long-term warranty and maintenance agreement, which was charged against an accrued loss for that contract.

Investing activities: We used $71.1 million in cash for the Silicon acquisition during the nine months ended September 30, 2003. During the same period in 2002, we used $21.7 million for the LineSoft acquisition. We loaned $405,000 to Lanthorn during the nine months ended September 30, 2003, compared with $2.0 million during the same period in 2002. We used $7.5 million in cash for property, plant and equipment purchases in the nine months ended September 30, 2003 compared with $8.0 million for the same period in 2002. In 2002, cash outflows were partially offset by proceeds of $1.9 million on the sale of property, plant and equipment and the reclassification of $5.1 million from restricted cash for a collateralized letter of credit to cash as a result of a new credit agreement. During the nine months ended September 30, 2002, Itron had net proceeds from the sales and maturities of short-term investments of $22.1 million with no comparable transactions for the same period in 2003.

Financing activities: In association with the Silicon acquisition in March 2003, we received $50.0 million in proceeds as a result of a new credit agreement and paid debt origination fees of $1.8 million. Payments on the new credit facility of $8.3 million were made during the nine months ended September 30, 2003. We received $2.9 million from employee stock purchase plan purchases and stock option exercises during the nine months ended September 30, 2003, compared with $7.0 million for the same period in 2002. Cash used during the nine months ended September 30, 2002, included $4.9 million for the early repayment of mortgage debt, $3.5 million to repay credit lines and long-term debt assumed in the LineSoft acquisition, and $12.6 million to repurchase 807,900 shares of common stock.

We have no off-balance sheet financing agreements.

Investments: As of September 30, 2003, we had loaned a total of $2.4 million to Lanthorn, which is developing internet-based energy monitoring and management software and services. Lanthorn has not yet produced any significant revenue. The loans are secured convertible notes which are due in March 2007. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at September 30, 2003, they would have converted into approximately 25% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At September 30, 2003, we had $10.5 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents.

At September 30, 2003, we had a three year credit facility totaling $105 million. The credit facility consists of a $50 million three year term loan and a $55 million revolving credit line feature. As of September 30, 2003, $20 million of the credit line was limited to collateralizing an appeals bond in connection with the Benghiat patent litigation matter if we appealed an unfavorable judgment. On October 14, 2003, the Benghiat patent litigation was settled (see Note 12). As a result of the settlement, the credit agreement was amended and the entire $55 million credit line is available for general use. Of the remaining $35 million available on the revolving credit line as of September 30, 2003, $15.1 million of the credit line was utilized by outstanding standby letters of credit. At September 30, 2003 the outstanding amount on the term loan was approximately $41.7 million. In accordance with the credit facility, we are required to comply with several covenants on a quarterly basis. If we fail to comply with the covenant requirements, the bank group may declare all or a portion of the unpaid principal and interest on the term loan, and any outstanding amounts under the letters of credit, due and payable. As of September 30, 2003, we are in compliance with all covenants. We believe existing cash resources and available borrowings are adequate to meet our cash needs through 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.6 million and $40.3 million at September 30, 2003 and December 31, 2002, respectively. Bid bonds guarantee that Itron will carry out a contract consistent with the terms of the bid. The performance bonds provide a guarantee to the customer for Itron’s future performance which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. Performance bonds of approximately $1.3 million were issued during the nine months ended September 30, 2003. On September 17, 2003 the Company received a cancellation notice from an insurance company on an 18-year term, $25 million performance bond. We have an 18-year operations and maintenance contract in connection with a mobile AMR project that was previously sold to a customer. The bond collateralizes the guarantee of our performance of the contract. We have the option of replacing this bond with a letter of credit or escrowed cash within 90 days of the notification, and have the capacity to do either with sufficient liquidity to continue to meet our business needs. Our other bonds outstanding expire within four years and we do not believe that they are in danger of cancellation.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.1 million and $15.0 million at September 30, 2003 and December 31, 2002, respectively. In March 2003, the Company issued two standby letters of credit in the amounts of approximately $1.0 million and $100,000 to third party landlords to guarantee a subsidiary’s lease payments on two facilities. If the Company fails to make a scheduled lease payment, the third party landlords could draw up to the maximum amount specified on the respective standby letter of credit. The standby letters of credit renew on an annual basis during the term of the respective leases, which expire in 2005 and 2008. In May 2003, the Company reduced a standby letter of credit of $5.0 million to $4.0 million in accordance with the terms of the amended Duquesne warranty and maintenance agreement.

We guarantee lease payments for certain equipment leased by an affiliated company. In the event the affiliate is unable to pay a monthly lease obligation, Itron would be required to make the payment. If Itron does not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, Itron would be obligated to pay for the equipment to be returned to working condition. The maximum future lease obligation of the guarantee at September 30, 2003 was approximately $479,000. The lease and our guarantee terminate in 2006.

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

On October 14, 2003, the Company settled all issues in the Benghiat patent infringement litigation for payment of $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to Itron. The Company accrued $7.4 million in 2002 and $500,000 in the three months ended September 30, 2003.

The Company is a party to various other lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of September 30, 2003, as negative outcomes are not considered probable.

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

In October 2002, the Company acquired RER, a California based company specializing in energy consulting, analysis and forecasting services and software. The Company is required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. The Company expects that the 2003 revenue target will be exceeded and an earnout payment in the range of $1.0 to $2.0 million will be required. The form of the anticipated earnout payment, payable in cash and/or Company common stock, will be based solely upon Company discretion. The purchase price will be increased by the fair value of any earnout disbursements.

During the nine months ended September 30, 2003, total net deferred tax assets increased approximately $12.1 million primarily due to approximately $18.4 million of net deferred tax assets recorded as part of the acquisition of Silicon during March 2003. Silicon’s deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382 (Section 382). The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment. The Company’s net deferred tax assets are also the result of its own accumulated net operating losses and Section 382 limited deferred tax assets acquired in connection with the acquisitions of LineSoft and RER. During 2003, the Company expects to make approximately $1.4 million in cash payments for federal alternative minimum tax and various state tax obligations. The Company expects to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. We expect to begin making significant cash payments for federal tax purposes beginning in 2005 as tax credits and net operating loss carryforwards not limited by Section 382 will have been fully utililized in 2004.

Working capital as of September 30, 2003 was $23.7 million compared with $51.0 million at December 31, 2002. The decrease in working capital is primarily due to the acquisition of Silicon in March 2003, which resulted in a cash outflow of $71.1 million inclusive of a three year term loan of $50.0 million, $16.7 million of which is short-term debt.

The number of days of sales outstanding for billed and unbilled accounts receivable was 66 and 58 days as of September 30, 2003 and 2002, respectively. Historically, the number of days of sales outstanding ratio for the Company has been driven more by specific contract billing terms rather than collection issues.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these additional activities to be funded from existing cash, cash flow from operations, borrowings, and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims, as well as other factors described under “Certain Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

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

In November 2002, the FASB issued FIN 45 which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions of FIN 45 did not have a significant impact on the financial position or results of operations of the Company.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. A delivered item is deemed to be a separate unit of accounting if (a) the delivered unit has value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if a general right of return exists on the delivered item, delivery/performance of the undelivered item(s) is considered probable and in control of the vendor. The implementation of this Issue had an immaterial impact on the amount allocated to each unit of accounting or the Company’s timing of revenue recognition compared with historical practice when a contractual arrangement combines deliverables such as installation, hardware and maintenance. This Issue is being applied prospectively to revenue arrangements entered into beginning July 1, 2003.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 applied to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements apply at the end of the first interim or annual period ending after December 15, 2003. The Company is not the primary beneficiary of any variable interest entities.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that contracts with comparable characteristics be accounted for similarly. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, except as specifically identified in the statement, and for hedging relationships designated after June 30, 2003. The Company currently does not have any contracts to which this statement would apply.

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

In May 2003, the FASB ratified the consensus on EITF 01-08, Determining Whether an Arrangement Contains a Lease, which provides guidance on when an arrangement represents a lease transaction and requires the application of SFAS 13, Accounting for Leases. The guidance is effective for arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for outsourcing contracts. The Company has not entered into or modified any arrangements subsequent to June 30, 2003 to which this guidance may apply.

Schlumberger Electricity Metering Business Acquisition Update

On July 16, 2003, the Company announced that it signed an agreement to acquire Schlumberger’s electricity metering business (SEM) for a purchase price of $255 million, subject to a post-closing working capital adjustment. SEM is based in West Union, South Carolina, and is a leading manufacturer of electricity meters for North America. The acquisition is contingent upon obtaining approval from the Federal Trade Commission (FTC) and the satisfaction of other customary closing conditions. We expect to finance the acquisition with debt. We intend to use a portion of the financing to replace our existing credit line and pay off the outstanding balance of our existing term loan.

On August 28, 2003, the Company received a request for additional pre-merger filing information from the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The FTC request resulted in an extension of the initial thirty-day waiting period under the Act, which expired on August 28, 2003. The Company is in the process of responding to the request. Once the second request is fulfilled the FTC has another thirty-day waiting period to determine whether or not to oppose the acquisition. Itron remains confident that the acquisition will receive clearance from the FTC and expects the acquisition will close in early 2004.

Subsequent Event

On October 14, 2003, the Company settled all issues in the Benghiat patent infringement litigation for payment of $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to Itron. The Company accrued $7.4 million in 2002 and $500,000 in the three months ended September 30, 2003. As a result of the settlement, the Company’s credit agreement was amended to provide that $20 million of the credit line that had been limited to collateralizing an appeals bond in connection with this litigation is now available for general borrowing.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. At September 30, 2003, we had fixed rate debt of approximately $4.9 million and variable rate debt of $41.7 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of October 10, 2003 and the Company’s estimated ratio of funded debt to EBITDA. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at September 30, 2003:

	2003	2004	2005	2006	2007	Beyond 2007
	(in millions)
Fixed rate debt	$0.2	$0.7	$0.8	$0.9	$0.9	$1.4
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%
Variable rate debt	$4.2	$16.7	$16.7	$4.1	$—	$—
Average interest rate	3.2%	3.7%	5.2%	6.0%	—%	—%

Our variable rate debt is exposed to changes in interest rates. The Company’s requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years was extended to December 2, 2003. The forecasted interest rates provided in the tabular format above do not include the benefits of the interest rate agreement which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of September 30, 2003, it was estimated that if market interest rates average 1% higher than in the table above in 2003, earnings before income taxes in 2003 would decrease by approximately $106,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 4% of total revenue for the nine months ended September 30, 2003. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. As of September 30, 2003, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the nine months ended September 30, 2003. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute hedging alternatives.

Item 4: CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. In connection with the Company’s internal controls assessment, we have evaluated the controls surrounding appropriate segregation of duties and have detected areas for improvement or correction. As a result, we continue to improve and change our internal controls relating to the segregation of duties and have discussed these items with our independent accountants and our audit committee. Full implementation of these changes will continue into 2004. Notwithstanding these changes, sufficient procedures, policies and reviews exist to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

Part II: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Benghiat Patent Litigation

On October 14, 2003, the Company settled all issues in the Benghiat patent infringement litigation for payment of $7.9 million. The settlement includes payment for all royalties awarded by the jury and any future royalties, attorneys’ fees and other items, including the assigned ownership of the patent to Itron. The lawsuit will be dismissed with prejudice and the prohibition of product sales lifted. The Company accrued an additional $500,000 in the three months ended September 30, 2003.

The Company is not involved in any other material legal proceedings.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the quarter.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 10.19	—	Second amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSelle Bank, N.A., KeyBank N.A., and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003.

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K this quarter:

On July 16, 2003, Itron furnished a Form 8-K under Items 7 and 9 announcing the issuance of a press release regarding Itron Inc.’s financial results for the three and six months ended June 30, 2003.

On July 16, 2003, Itron furnished a Form 8-K under Items 7 and 9 regarding the issuance of a press release announcing the execution of an agreement to acquire Schlumberger Electricity Metering, Inc.

On September 8, 2003, Itron furnished a Form 8-K under Items 7 and 9 announcing the issuance of a press release regarding an update on patent infringement litigation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 13th day of November 2003.

ITRON, INC.

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer