Form 10-K
period 2003-12-31
ITRON INC /WA/
filed 2004-03-12
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market on such date) was $438,949,633.

As of February 29, 2004, there were outstanding 20,669,361 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part II and Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 6, 2004.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, revenues, earnings, cost reduction programs and other items. These statements are based on information currently available as of the date of this Form 10-K. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the timing of the closing of Schlumberger’s electricity metering business acquisition or the failure to finalize satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for our products, 3) estimates for product warranties, 4) rescheduling of current customer orders, 5) changes in law and regulation (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” within Item 1 included in our Form 10-K.

PART I

ITEM 1:    BUSINESS

Available Information

Our Securities and Exchange Commission (SEC) filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

OVERVIEW

General

We are a leading technology provider and source of knowledge for collecting, analyzing and applying critical data about electric, gas and water usage to the global energy and water industries. We deliver value to our customers by providing industry-leading solutions for meter data collection, energy information management, demand side management and response, load forecasting and analysis consulting services and software, transmission and distribution (T&D) system design and optimization, web-based workforce automation, commercial and industrial (C&I) customer care and residential energy management.

We have a strong tradition in meter data collection technology, having provided handheld computer-based systems used by meter readers since our founding in 1977 and automatic meter reading (AMR) since 1986. As the worldwide leader in AMR systems, our technology facilitates the automatic collection and delivery of meter usage data from over 33 million meters, and we have a 55% market share of meters that have been automated in North America. Our handheld meter reading systems are used by over 2,000 utilities worldwide, including 75%

of the largest utilities in the United States (U.S.) and Canada. We also have strong handheld meter reading market share in Mexico, Japan, Australia and parts of Europe. We estimate that our handheld meter reading systems are used to collect metering data from over 250 million meters worldwide, providing us with a strong foothold as utilities migrate to more automated forms of meter reading.

Our vision is to provide our energy and water customers with the knowledge they require to optimize the delivery and use of energy and water. Our products and services help our customers reduce costs, increase efficiency and reliability, reduce risk, enhance regulatory and safety compliance, improve asset utilization in terms of people, technology, systems and infrastructure and improve customer service. In 2002 and 2003, we expanded our portfolio of products and services to include software and consulting services solutions that complement our core meter data collection technologies. Our solutions are comprised of hardware, software and services that integrate the collection, management, application and forecasting of data, providing a platform for utilities to share and apply critical knowledge throughout the utility and with other market participants, including end-use customers.

Pending Acquisition

On July 16, 2003, we entered into an agreement to acquire Schlumberger Electricity Metering (SEM) for $255 million, subject to a post-closing working capital adjustment. SEM is a leading manufacturer of electricity meters in the U.S. and Canada. By adding electricity meters to our existing portfolio of meter data collection technologies and software and consulting solutions we will be able to offer customers a highly integrated suite of products for measuring, gathering, delivering, analyzing and applying electricity usage data.

SEM designs, manufactures and markets residential, commercial and industrial electricity meters. Founded in 1899, SEM has been serving electric utilities for over 100 years and has an installed base of approximately 37 million meters in the U.S., representing approximately 32% of the total installed electricity meters in this market. A recent significant development in the electricity metering industry has been the introduction of electronic, or solid-state, metering technology. Rather than the gear-based technology of traditional electromechanical meters, electronic-based technology provides increased capabilities, reliability and accuracy and facilitates the integration of embedded AMR functionality in electricity meters. While most of the other leading manufacturers of electricity meters have only recently entered the solid-state residential electricity meter market, SEM is currently the North American leader in this market, having introduced its first electronic residential electricity meter in 1998 and having sold just under nine million of these meters since then. Growth in SEM’s electricity meter business has outpaced average industry growth over the past several years as a result of increased interest by utilities in implementing AMR.

Because of our strength in AMR, SEM’s strength in electricity meters and the convergence of these technologies, we believe that the combination of Itron and SEM will create a strong platform for increasing sales of electricity meters and AMR.

We expect to finance the acquisition with debt. On December 17, 2003, on a documentary basis we closed a new $240 million senior secured credit facility comprised of a replacement $55 million revolving credit line and a $185 million seven year term loan. The new facility does not become fully effective until certain conditions are satisfied, including closing the acquisition of SEM. We plan on placing an additional $125 million of debt in connection with the acquisition.

On July 28, 2003, we filed notification with the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) regarding our intent to acquire SEM. On August 28, 2003 we and SEM received a second request for information from the FTC regarding our filing. We are currently in substantial compliance with all FTC information requests. As an accommodation to concerns raised by the FTC regarding competition, we are completing negotiations of an agreement with a competing AMR vendor to license to them some of our electric meter module and certain other related technology. The license with the AMR vendor is contingent on closing the acquisition of SEM. We anticipate receiving HSR clearance and closing the SEM acquisition early in the second quarter of 2004.

Energy and Water Industries Overview

In the U.S. and Canada, the largest electric and gas utilities have historically consisted of publicly-owned highly regulated monopolies that were able to generate sufficient return on capital by passing cost increases along to customers. The water industry, and some portions of the electric and gas industries, have historically consisted of smaller utilities that are government run or privately owned and whose annual rates are derived primarily from the utilities’ cost of operation plus some allocation for capital. Outside of the U.S. and Canada, utilities are a mixture of government, privately owned, and public companies and in some cases, are much larger in size than utilities in the U.S. and Canada. Despite differences in size, and differences between markets, utilities around the world face similar pressures.

In recent years, utilities have faced increased pressure from regulators and customers to improve service and increase system reliability. In some markets, there is pressure to provide better information so that customers can manage their own energy usage. At the same time that utilities are expected to keep rates low, utility investors and governments want improved financial performance and reasonable returns on their investments.

In addition to focusing on internal matters, utilities have had to deal with numerous external forces. While current generation supplies may be adequate in most areas, the T&D infrastructure needed to transfer energy to areas of high demand, at peak times, is insufficient. The inability to reliably deliver energy during critical peak usage periods has resulted in outages and service disruptions and extreme volatility in electricity and natural gas prices. In the water industry, increasing demand and static or decreasing supplies in North America, have resulted in water utilities imposing restrictions on the use of water in many areas and in the EPA and other Federal and State agencies seeking increasing measurement of and communication regarding the use of water.

Deregulation of most U.S. electric markets has not moved as rapidly as was expected several years ago, and has progressed primarily in the Northeast and some Midwest markets. Many U.S. natural gas markets have been deregulated for some time. The move to deregulation and open competitive markets has resulted in numerous challenges for utilities in running their businesses and serving their customers. In most open competitive markets, commercial and industrial customers have typically taken more advantage of customers’ freedom to choose their energy supplier than residential customers. In addition, increases in wholesale natural gas prices over the past few years have presented electric and gas utilities with several challenges, including, higher retail energy prices, higher costs for electric generation and greater price volatility.

In the short term, utilities have primarily used capital reductions, operating budget reductions and maintenance cutbacks to improve their financial results. However, more recently utilities have begun investing in hardware and software technologies that provide increased analytics and intelligence in order to improve their operational and financial performance, and to provide themselves and their customers with additional information to manage their exposure to energy market forces. In this challenging environment, the collection, management, analysis and application of energy and water data is critical to reduce costs, satisfy customers, manage usage, design optimal systems, reduce risk, ensure regulatory and safety compliance and target infrastructure investments. Our solutions are targeted directly at these industry challenges.

Business Strategy

Our strategy leverages the combined strengths of our various technologies and services with our industry and customer relationships to provide solutions that make the delivery and use of energy and water more efficient, reliable and cost-effective.

Leverage Market Position to Capitalize on Growth Opportunities in Meter Data Collection:

As a leading provider of AMR and handheld meter reading systems, we are well-positioned to capitalize on future growth opportunities in meter data collection.

•	Our product strategy focuses on migrating customers from their current level of meter reading technology to a more advanced meter reading technology, enabling customers to reduce costs and gain operating efficiencies. With only 21% of the estimated 270 million meters in the U.S. and Canada equipped with AMR capabilities, there are significant opportunities for growth in this market. Our 75% market share in handheld meter reading systems for the largest utilities in the U.S. and Canada (those with 100,000 meters installed) represents a significant installed base into which we can focus our efforts to sell more AMR solutions. In addition, many of our 1,200 AMR customers have deployed our AMR solutions in only a portion of their service territories representing another opportunity to grow our AMR business. We intend to leverage our market leading position in handheld meter reading and AMR to further penetrate our existing customer base and to capitalize on increasing interest in AMR from new customers.

•	Outside the U.S. and Canada, there has been minimal penetration of AMR technology, yet utilities in international markets face the same needs for cost and operational efficiencies as energy market participants in the U.S. and Canada. We already have a significant handheld meter reading market share in Mexico, Japan, Australia and parts of Europe. We intend to leverage our relationships in these international markets and our considerable experience in the U.S. and Canadian AMR markets to capture a significant portion of the emerging AMR growth opportunities internationally.

Provide a Broad, Integrated Portfolio of Value-Added Solutions to Capitalize on Our Customers’ Increasing Needs for Efficiency and Analytics:

Our solutions help energy and water industry participants get more value out of their data, transform their business and achieve meaningful business process change. We will continue to broaden our solutions portfolio through internal development, acquisitions and partnering opportunities and further integrate our various solutions for metering, data collection, data management, operational analysis and forecasting. This will enable us to access a much broader piece of a utility’s overall budget and will provide us with opportunities to sell our products to additional market participants such as supply generators, regulators, market operators and end-use customers. We also believe that implementation of certain of our products and services will drive customers to implement additional products and services that we offer.

Products and Solutions

Meter Data Collection

    AMR Systems and Products for Residential Use:

Our AMR product line for residential meters primarily involves the use of radio communications technology to collect and transmit meter data along with software solutions for billing interfaces, data storage and retrieval, Internet data presentment, load profiling and forecasting, theft and leakage and other applications for meter data. Due to the geographic features and varying population density of a utility’s service territory, our AMR applications provide flexibility ranging from the selective installation of AMR on only high cost-to-read meters or geographically dispersed meters, to a saturated deployment of AMR for a large portion of a utility’s service area.

AMR Meter Modules:    Our encoder, receiver, transmitter (ERT) meter modules are radio-based modules that can be retrofitted to existing electricity, gas or water meters or installed in or on new meters. The ERTs encode consumption, tamper and other information from the meters and communicate the data via radio to our handheld, mobile and network radio-based data collection technology. Electric ERTs are typically installed under the glass of electricity meters and are powered by the electricity running through the meter. Gas and water ERTs are usually attached to the meters and are powered by long-life batteries. In addition to selling ERT modules, we license our technology to third parties, including meter manufacturers, such as SEM, who either manufacture their own AMR modules or embed our AMR technology into their meters. We also offer a separate line of meter modules for use outside the U.S. and Canada. The primary differences between the meter modules used in U.S. and Canadian markets and in international markets are the radio frequency bands in which they operate and the physical configurations of the modules.

Handheld AMR:    With handheld AMR, a meter reader walks a route, and a radio-equipped handheld computer sends a radio wake-up signal to nearby ERT-equipped meters and, in return, receives consumption, tamper and other information back from ERTs. A meter reader using a handheld AMR data collection system can significantly increase the number of meters read each shift.

Mobile AMR:    Mobile AMR uses a radio transceiver installed in a utility vehicle that broadcasts a radio wake-up signal to all ERT-equipped meters within range and receives consumption, tamper and other information back from ERTs. Mobile AMR is designed for reading saturated deployments of ERT modules. With mobile AMR, a meter reader can read up to 20,000 meters in a day, dramatically improving meter reading efficiency.

Network AMR:    Our Network AMR solutions enable a utility to read meters as often as needed. Network AMR uses locally installed concentrator devices (typically installed on streetlights or power poles) to send data to, and receive data from, ERTs. Concentrators then use public network communications for communication and data transfer between the concentrators and a host processor at a utility.

    AMR Systems and Products for C&I Use:

We provide both hardware and software solutions for C&I meter data collection and management.

C&I Network:    Our C&I Network uses advanced, peer-to-peer radio communications to transport meter data from solid-state electricity meters equipped with our External Meter Modems, or EMMs. Data travels from EMMs, through a system of radio relays, to a hub, which then routes the data using a single dedicated phone line to an Itron MV-90 host processor. There the data can be integrated with a variety of software applications, including billing, internet-based data presentment, load forecasting, settlements, marketing, load curtailment, energy management, load research and system engineering applications. Our C&I Network eliminates the need for dedicated phone lines and associated ongoing phone charges for each meter, which makes it a cost-effective solution for areas with groups of C&I meters, such as commercial and industrial parks, strip malls, downtown areas, or large commercial and industrial facilities with multiple metering points.

SmartSynchTM Meter Systems:    In addition to our own C&I network, during 2002 we agreed to be the exclusive distributor of SmartSynch’s SmartMeter SystemSM. The SmartMeter System is installed within a regular solid-state C&I electricity meter, which results in low-cost and efficient installations. The SmartMeter collects power quality and usage data, and then compresses and encrypts the data for transmission through wireless public communications networks. With its drop-in capability and use of public wireless communications networks, the SmartMeter System is ideally suited and cost-effective for selective deployments of C&I meters in areas with public wireless network coverage.

Commercial and Industrial Software:    C&I meters have more sophisticated measurement capabilities than residential meters and collect much more data from meters that must be conveyed back with software solutions to energy providers and others. There is a wide variety of these meters from multiple meter vendors with no uniform communications standards. We are a leading provider of software systems for the collection, validation, estimation and editing of interval, register and event data from C&I meters. Our C&I software solutions have extensive functionality to support data validation, estimation and editing, data totalization, time-of-use pricing, load research, interactive graphics, billing and financial settlement, load forecasting and demand management, distribution operations and planning, marketing and customer care and deregulated marketplace transactions. Our C&I software is very scalable and can be operated on a single PC as well as in wide-area network operating environments and distributed systems.

    Handheld Meter Data Collection Systems and Products:

We provide several models of handheld computers to meet the varying requirements of our customers. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communication options, interface devices for electronic meters and easy-to-use customizable keyboards. A meter reader walking the route will, on average, read 300 to 500 meters per day.

Complementary Software and Consulting Services

Energy Management and Asset Optimization:    We provide utilities with software that integrates, warehouses and manages meter, rate and weather data, and applications that analyze and deliver that information throughout a utility to where it is needed. We also offer software to end-use customers for gathering and managing meter energy bill, budget and weather data, along with automated tools to streamline and manage energy costs at the corporate level. In addition to software, we offer professional services for the implementation, system testing and integration of software, as well as training, maintenance and software hosting.

We also provide forecasting services and software products for short-term and long-term forecasting to utilities, market operators, research organizations, end-use customers and governmental agencies. Our solutions are used for predicting load growth, new facilities requirements, customer reaction to proposed programs and rates, day-ahead energy needs and longer-term energy needs. We also offer residential energy management and load curtailment tools that utilize internet connections within homes to enable utilities and customers to control thermostats and monitor energy consumption.

Transmission and Distribution Design and Optimization:    We provide software solutions and engineering consulting services for optimizing the design and construction of a utility’s new T&D infrastructure as well as the rebuilding of T&D infrastructures. Specific products include: (1) licensed software tools, typically sold on a seat license basis, for transmission line, distribution line and substation design, (2) software services that help utilities apply our T&D tools, including data entry of utility codes and standards, and electrical and mechanical design standards, (3) engineering consulting services for T&D line design, (4) joint use services, which include services and software tools for surveying utility poles in preparation for attachment of cables and equipment of other carriers (cable companies, competitive local exchange carriers, etc.) and (5) distribution line design tools that are integrated with Origin GIS™ (geographic information systems) software.

Work Force Automation Software:    By combining wireless communications with the internet and real-time information exchange, our workforce automation software enables utilities to streamline and automate many of the processes associated with field service, including turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. Our workforce automation software supports numerous mobile computing handheld devices ranging from a pocket PC/PDA to a laptop computer. Information can be downloaded to mobile computers via regular dial-up docking station connections or via wireless communications. Our solutions use the internet and a utility’s local-area network or wide-area network to provide connections between a server, dispatcher workstations, customer service representatives and the wireless network.

Sales and Distribution

We use a combination of direct and indirect sales channels. Direct sales, technical and administrative support teams serve the needs of the largest electric, gas and water utilities in the U.S. and Canada. For other utilities, and in some international markets, we conduct sales and technical support activities primarily through distributors, representative agencies and meter manufacturers. We have approximately 50 direct sales employees with an average of 13 years of industry experience and more than 25 companies in our indirect sales channel. In addition, we market solutions through a number of alliances and other partnering arrangements. We also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers. In these arrangements manufacturers incorporate our meter modules into new meters and then offer them for sale. We also license our AMR technology to certain third parties, including electricity meter manufacturers who either manufacture their own AMR modules or embed our AMR technology into their meters.

Customers

We have more than 2,000 utility customers worldwide and many of our customers have installed multiple Itron solutions. There are approximately 265 electric, gas and water utilities in the U.S. and Canada each with more than 100,000 installed meters. Of those large utilities, approximately 90% are using at least one of our products or services.

Meter Data Collection Systems:    Worldwide, approximately 2,000 utilities use our meter data collections systems to read approximately 250 million meters. Approximately 1,200 have installed our AMR technology to automatically collect data from more than 33 million of those meters, representing a 55% market share in North America. Approximately 75% of the largest utilities in the U.S. and Canada use our handheld meter reading systems. Worldwide, more than 500 utilities use our C&I meter data collection software, including most of the largest electric and gas utilities in the U.S. and Canada.

Software and Service Solutions:    Approximately 125 utilities use our energy forecasting and analysis tools as well as consulting expertise to improve system operation, scheduling, risk management and financial performance for utilities. Our enterprise energy data management software is used by six of the top ten utilities in the U.S. and Canada, and three of the top ten Fortune 100 companies. Approximately 90 utilities have utilized our T&D software design tools and services to design more cost effective and operationally efficient T&D infrastructure as well as to rebuild existing T&D infrastructure.

Marketing

Our marketing efforts focus on Company and product brand awareness and recognition principally through an integrated marketing communications approach, which includes trade shows, symposiums, brochures and collateral, published papers, our website, advertising, direct mail, electronic communications, newsletters, conferences, industry standards committee representation and regulatory support. We maintain communications with our customers through integrated marketing communication campaigns, and our annual users conference offers an important opportunity for us and our customers to come together and share ideas about our products, industry happenings and customer needs.

Employees

At December 31, 2003, we employed approximately 1,500 full-time regular and contract manufacturing persons, of which 37% were in product development, 34% in manufacturing, 13% in sales and marketing, 10% in service and support, with the balance in general and administrative support functions. Of these employees, approximately 94% were located in the U.S., none of which are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. In early 2004, we reduced headcount by approximately 70 employees, or 5%.

Competition

We provide a broad spectrum of products and services to customers in the utility industry and compete with a large number of diverse companies in the provision of these products and services. In many of our markets, there are participants that may be both competitors and partners. We may continue to partner with some of these companies, as well as consulting and system integration companies such as CGE&Y, IBM and Accenture, among others, to address future competitive energy market needs.

In the AMR meter data collection market, we compete with a variety of radio-based and power-line-carrier based providers. Most of these competitors are more narrowly focused than we are in that they do not provide AMR technologies for electricity, gas and water meters, and most do not offer multiple data collection options such as handheld, mobile and network. Our competitors in this market primarily include Actaris, Amco, Badger Meter Inc., Cellnet by ATOS Origin (formerly SchlumbergerSema), Echelon, ESCO Technologies Inc. (DCSI), Elster Metering, Hexagram Inc., Hunt Technologies Inc., Landis+Gyr, Neptune Technology, Sensus and others.

We face competition in energy management and asset optimization from a number of companies such as ABB Energy Interactive Inc., Comverge Inc., ICF Consulting, LodeStar Corp., Logica CMG and Siemens Corp. In the future, in the end-user energy management market, we believe we will face competition from billing and in-home-controls companies and may, in some cases, enter into cooperative relationships to jointly develop and offer solutions to this market.

In transmission design and optimization, we compete with Power Line Systems Inc. and others. In our distribution business, we compete with Cook-Hurlbert Inc., GE Network Solutions and others.

In the utility field workforce automation market, we compete with companies such as Axiom, DB Microware Inc., Logica, M3i, Mobile Data Solutions Inc. (MDSI), Utility Partners Inc. and Wishbone (recently acquired by Indus).

Product Development

We have maintained our leadership position in part because of our commitment to developing new products and continued enhancement of existing products that target specific market identified values. Our next generation technology development is primarily focused on data collection, communications technologies, data warehousing and software applications. We spent $43.0 million, $36.8 million and $30.0 million on product development in 2003, 2002 and 2001, respectively. A majority of our 2003 product development dollars were spent developing future products.

Manufacturing

We manufacture meter modules in our facility in Waseca, Minnesota. We currently have the capacity to produce over six million electric, gas and water meter modules annually. However, capacity for individual products varies throughout the year depending on production mix. In November 2003, we began a facility expansion in Waseca, which will allow for capacity expansion beyond our current six million units. We produced 4.5 million units in 2003. In December 2003, our quality system was upgraded to the ISO 9001-2000 standard. We outsource the manufacturing of certain handheld systems and peripheral equipment, as well as low volume AMR products, to contract manufacturers.

Backlog of Orders

Our AMR meter module business includes a mix of project and routine sales. Project sales involve annual or multi-year contracts. Project sales are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing AMR customers and initial orders with new customers.

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

Total backlog represents the revenue value of undelivered contractual orders, excluding annual maintenance, joint use and engineering services. Twelve-month backlog represents the estimated portion of total backlog that we estimate will be earned over the next twelve months. Backlog is not a complete measure of our future business as a growing portion is book-and-ship, and as bookings and backlog can be highly variable from period to period primarily due to the nature and timing of large orders.

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-month Backlog
	(in millions)
December 31, 2003	$45	$145	$62
September 30, 2003	67	169	69
June 30, 2003	41	173	79
March 31, 2003	60	203	102
December 31, 2002	61	197	100
September 30, 2002	87	200	109
June 30, 2002	45	179	95
March 31, 2002	38	202	112

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Intellectual Property

We own or license over 70 U.S., Canadian and foreign patents and have filed over 60 patent applications. These patents cover a range of technologies related to electricity meter reading portable handheld computer and AMR related technologies. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the U.S. and many foreign countries. Itron®, LineSoft®, MV-90® and ERT® are registered trademarks of Itron and Service-Link™ and “Knowledge to Shape Your Future”™ are unregistered trademarks of Itron.

Disputes over the ownership, registration and enforcement of intellectual property rights arise in the ordinary course of our business. On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million.

Federal Communications Commission (FCC) Regulation and Allocation of Radio Frequencies

Certain of our products made for use in the U.S. use radio frequencies, the use of which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permit certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our radio meter modules are Part 15 devices that transmit information back to either handheld, mobile or network AMR reading devices in the 910-920 MHz band pursuant to these rules.

On May 24, 2002, the FCC adopted service rules governing the use of the 1427-1432 MHz band. We use this band in connection with various devices in our network solutions. We were originally granted a nationwide license to operate in the band during 1994. Among other things, the new rules reserve the upper 2.5 MHz of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with the use of the lower part of the band by hospitals. Although the FCC will issue licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply, we believe that we will continue to have access to spectrum in the 1429.5-1432 MHz band under favorable conditions.

Environmental Regulations

In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials that are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by an unaffiliated waste hauler. We have made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in material compliance with federal, state and local laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of, or exposure to or remediation of, toxic or other hazardous substances. Our Waseca facility has been certified to the ISO 14001 Environmental Standard.

Certain Risks Relating To Our Business

We are dependent on the utility industry, which has experienced volatility:

We derive substantially all of our revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors, including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates and general economic downturns. We have experienced and may in the future experience variability in operating results, on both an annual and a quarterly basis as a result of these factors.

Sales cycles with customers in the utility industry, both domestic and foreign, are generally long and unpredictable due to customers’ budgeting, purchasing and regulatory processes that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.

Our quarterly results may fluctuate substantially:

While we were profitable in fiscal years 2003, 2002 and 2001, we experienced operating losses in some quarters during those periods and in prior periods. We may be unable to maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of costs related to acquisitions, including in-process research and development (IPR&D) and intangible amortization expenses, legal activity, estimates for warranty, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the energy industry.

A significant portion of our revenues are generated from a limited number of customers:

Historically our revenues have been concentrated with a limited number of customers, which change over time. National Grid represented approximately 8%, 12% and 15% of total Company revenues in 2003, 2002 and 2001, respectively. The top ten customers in each year represented 35% of revenues for the year ended 2003 and 40% of revenues for the years ended 2002 and 2001. From time to time, we are dependent on large contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. For example, in 2003, we had a large electric utility reschedule approximately $8 million of shipments booked for 2003 to 2004 due to the utility’s need to divert capital spending in order to rebuild critical infrastructure as a result of damage caused by extreme, unplanned weather conditions. In addition, if a large customer contract is not replaced upon its expiration with a new large contract, our business could be negatively affected.

Our acquisitions of and investments in third parties carry risks:

Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies, or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of an investment or goodwill and intangible assets may result if these risks materialize. There can be no assurances that an acquired business will perform as expected or generate significant revenues or profits. In addition, acquisitions may involve the assumption of obligations or significant one-time write-offs. For example, in the fourth quarter of 2003, we incurred pre-tax charges totaling $2.4 million for the write-off of a minority investment in one company and the impairment of our minority investment in another company due to changes in the business conditions of those companies. In order to finance any future acquisitions, we may need to raise additional funds through public or private financings.

Our acquisition of SEM will be our largest acquisition to date. In addition to the general acquisition risks described above, subsequent to our acquisition of SEM, we will have a significant amount of indebtedness, which could have important consequences. For example, it could:

•	Increase our vulnerability to adverse general economic and utility industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared with our competitors that have less debt; and

•	Limit our ability to borrow additional funds.

In addition, the debt that we expect to incur to finance the SEM acquisition will contain financial and other restrictive covenants that may limit our ability to engage in new activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debts.

We depend on our ability to develop new products:

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. This product development will require continued investment in order to maintain our market position. We may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Finally, we may not achieve market acceptance of our new products and solutions.

We are facing increasing competition:

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In connection with our acquisition of SEM, as an accommodation to the FTC regarding competition, we are negotiating a licensing agreement with a competing AMR vendor to license to them some of our electric meter module and certain other related technology. We cannot be certain that this agreement will not materially impact our future sales growth at some point. Other companies may also produce products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are affected by availability and regulation of radio spectrum:

A significant number of our products use radio spectrum and in the U.S. are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or Congress will adopt additional changes.

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

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. The unlicensed frequencies are also frequently the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. If the unlicensed frequencies become unacceptably crowded or restrictive or subject to changed rules governing their use, and no additional frequencies are allocated, our business could be materially adversely affected.

We are also subject to regulatory requirements in international markets that vary by country. To the extent we wish to introduce products designed for use in the U.S. or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and power specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed:

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer, or rebrand certain products or packaging, any of which could affect our business, financial condition and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition and results of operations.

If our products infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may be unable to adequately protect our intellectual property:

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the U.S.

We may face warranty exposure that exceeds our reserve:

We provide product warranties for varying lengths of time. In anticipation of such expenses, we establish allowances for the estimated liability associated with product warranties and product-failure related costs. However, these warranty and related product-failure cost allowances may be inadequate, and we may incur additional warranty and related expenses in the future with respect to new or established products. For example, in the fourth quarter of 2003, we made an $8.6 million adjustment to a previous warranty estimate for a specific product that resulted from a defective component provided by a supplier.

A single manufacturing facility:

A substantial portion of our revenues are derived from the sale of AMR meter modules, which we manufacture in our facility in Waseca, Minnesota. In the event of a significant interruption in production at this facility, considerable time and effort could be required to establish alternative production lines, which would have a material adverse effect on our business, financial condition and results of operations.

A number of key personnel are critical to the success of our business:

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these personnel and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We depend on certain key vendors:

Certain of our products, subassemblies and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, we depend on one contract manufacturing vendor for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. If that vendor should become unable to perform its responsibilities, our operations could be materially disrupted.

We are subject to international business uncertainties:

We conduct operations outside the U.S. International sales and operations may be subject to risks such as the imposition of government controls, political instability, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers, burdens of complying with different permitting standards and a wide variety of foreign laws, and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar impact our ability to compete with international based competitors. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technology to the same extent as do the laws of the U.S. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

We are subject to regulatory compliance related to our operations:

We are subject to various governmental regulations related to the use of radio frequency spectrum, occupational safety and health, labor and wage practices. We are subject to various governmental regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions, which could materially and adversely affect our business, financial condition and results of operations.

We may incur liability arising from the use of hazardous materials:

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by an unaffiliated waste hauler. We have made a concerted effort to eliminate or reduce the use of mercury and other hazardous materials in our products. Many environmental laws and regulations require generators of waste to take remedial actions at the off-site disposal location even if the disposal was conducted in compliance with the law. We have made and will continue to make capital and other expenditures in order to comply with these comprehensive laws and regulations. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

Executive Officers of the Registrant

Set forth below are the names, ages and titles of the executive officers of Itron as of our filing date, and reflects the new organizational structure we began implementing in January 2004.

Name	Age	Position
LeRoy D. Nosbaum	57	Chief Executive Officer and Chairman of the Board
Robert D. Neilson	47	President and Chief Operating Officer and Director
Russell N. Fairbanks, Jr.	60	Vice President and General Counsel
Steven M. Helmbrecht	41	Vice President and General Manager, International Market
John W. Hengesh, Jr.	49	Vice President and General Manager, Water and Public Power Market
Philip C. Mezey	44	Group Vice President and General Manager, Software Solutions
Randi L. Neilson	41	Vice President, Marketing
David G. Remington	62	Vice President and Chief Financial Officer
Mima G. Scarpelli	45	Vice President, Investor Relations and Corporate Communications
Russell E. Vanos	47	Vice President and General Manager, Energy Market
John M. Woolard	38	Vice President, Strategy and Business Development

LeRoy Nosbaum is Chief Executive Officer and Chairman of the Board. Since joining Itron in 1996, Mr. Nosbaum has held positions as Chief Operating Officer and Vice President with responsibilities over manufacturing, product development, operations and marketing. Before joining Itron, Mr. Nosbaum was with Metricom Inc., a supplier of wireless data communications networking technology. Prior to joining Metricom Inc., Mr. Nosbaum was with Schlumberger, Ltd. and Sangamo Electric from 1969 to 1989 in various roles, including General Manager of Schlumberger’s Integrated Metering Systems Division. In 2002, Hart magazine, a leading energy industry publication, named Mr. Nosbaum one of the top ten CEO’s in the energy industry.

Rob Neilson is President and Chief Operating Officer as well as a Director of Itron. Mr. Neilson joined Itron in 1983 and has held several positions including Vice President, Strategy and Business Development, as well as Vice President, Marketing.

Russ Fairbanks, Jr. is Vice President and General Counsel and joined Itron in 2000. From 1997 to 1999, Mr. Fairbanks served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits.

Steve Helmbrecht is Vice President and General Manager, International Market. Prior to joining Itron in 2002, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation (LineSoft) beginning in 2000. Prior to joining LineSoft, Mr. Helmbrecht spent seven years with SS&C Technologies, Inc., a software company focused on portfolio management and accounting systems for institutional investors.

John Hengesh, Jr. is Vice President and General Manager, Water and Public Power Market. Since joining Itron in 1984, Mr. Hengesh has served in a number of positions covering sales, marketing, hardware and software development, manufacturing, quality and customer and field support.

Philip Mezey is Group Vice President and General Manager, Software Solutions. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions group upon Itron’s acquisition of Silicon. Mr. Mezey joined Silicon in 2000 as Vice President, Software Development. Prior to joining Silicon, Mr. Mezey was a founding member of Indus, a leading provider of integrated asset and customer management software, and was with Indus for 12 years with various responsibilities for product development and services for utility solutions.

Randi Neilson is Vice President, Marketing. Ms. Neilson joined Itron in 1990 and has served in a number of positions, most recently as Director of Solutions and Product Marketing.

Dave Remington is Vice President and Chief Financial Officer. Before joining Itron in 1996, Mr. Remington was an investment banker with Dean Witter Reynolds, specializing in structured asset-based financings including power and energy related transactions. Prior to joining Dean Witter Reynolds, Mr. Remington was the Vice President Finance and, later, President of Steiner Financial Corporation, a specialized financial services firm.

Mima Scarpelli is Vice President, Investor Relations and Corporate Communications. Ms. Scarpelli joined Itron in 1985 and has held numerous positions in the finance and accounting area including Treasurer and Controller.

Russ Vanos is Vice President and General Manager, Energy Market. Mr. Vanos first joined Itron in 1980 and held numerous positions from 1980 until 2000 with responsibilities in sales and operations. In 2000, Mr. Vanos left Itron briefly to become Vice President of Sales at LineSoft. He rejoined Itron in 2001 as Vice President and General Manager, Electric business unit.

John Woolard is Vice President, Strategy and Business Development. Mr. Woolard joined Itron as Vice President, End User Solutions business unit and Energy Management Solutions Group in March 2003, upon Itron’s acquisition of Silicon. Mr. Woolard co-founded Silicon and was the President, Chief Executive Officer and Chairman of the Board since December 1997.

ITEM 2:    PROPERTIES

Our headquarters consist of approximately 141,000 square feet of owned space in Spokane, Washington. We sublease approximately 30,000 square feet of our headquarters to a subcontract manufacturer in which we have a 30% ownership interest. In Waseca, Minnesota, we lease 106,000 square feet of manufacturing and engineering space. In Raleigh, North Carolina, we lease approximately 52,000 square feet for sales, product development and service. In addition, we have approximately 171,000 square feet of leased space in various cities in North America for sales and service. Our International business unit leases sales, service and operations offices located in Australia and Europe.

United States and Canada	Square footage	Description
Own	141,000	Headquarters, engineering, marketing, sales, service and operations
Lease	329,000	Manufacturing, engineering, sales, service and operations
Sublease	(63,000)	Various locations

International
Lease	9,900	Sales, service and operations
Sublease	(2,200)	Australia

The above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

Patent Litigation

On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to us. We accrued $7.4 million in 2002 and expensed $500,000 in 2003 related to this matter.

We are not involved in any other material legal proceedings.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2003.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2003 and 2002 as reported by the NASDAQ National Market.

	2003		2002
	High	Low	High	Low
First Quarter	$20.74	$13.00	$32.30	$22.25
Second Quarter	$22.25	$16.25	$36.50	$19.99
Third Quarter	$24.16	$18.07	$26.98	$12.53
Fourth Quarter	$21.88	$17.72	$25.90	$16.12

Holders

At February 29, 2004 there were approximately 480 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The section entitled “Equity Compensation Plan Information” appearing in the 2003 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

Unregistered Equity Security Sales

None.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data
Revenues
Sales	$273,783	$241,158	$183,425	$141,899	$147,128
Service	43,182	43,684	42,130	38,042	46,284

Total revenues	316,965	284,842	225,555	179,941	193,412
Cost of revenues	173,411	152,573	127,696	109,092	202,640

Gross profit (loss)	143,554	132,269	97,859	70,849	(9,228)
Operating expenses
Sales and marketing	36,673	30,603	24,952	19,902	24,536
Product development	43,017	36,780	30,000	21,331	26,764
General and administrative	28,944	26,653	16,780	18,389	14,205
Amortization of intangibles	9,618	2,356	1,486	1,762	1,986
Restructurings	2,208	3,135	(1,219)	(185)	16,686
In-process research and development	900	7,200	—	—	—
Litigation accrual	500	7,400	—	—	—

Total operating expenses	121,860	114,127	71,999	61,199	84,177

Operating income (loss)	21,694	18,142	25,860	9,650	(93,405)
Other income (expense)
Equity in affiliates	79	126	(616)	1,069	(600)
Interest income	159	1,187	1,410	1,110	—
Interest expense	(2,638)	(2,061)	(5,112)	(5,313)	(6,585)
Other income (expense), net	(1,395)	1,465	(176)	2,022	5,954

Total other income (expense)	(3,795)	717	(4,494)	(1,112)	(1,231)

Income (loss) before income taxes and cumulative effect of change in accounting principle	17,899	18,859	21,366	8,538	(94,636)
Income tax (provision) benefit	(7,421)	(10,176)	(7,916)	(3,270)	26,040

Net income (loss) before cumulative effect of change in accounting principle	10,478	8,683	13,450	5,268	(68,596)
Cumulative effect of change in accounting principle, net of income taxes of $1,581	—	—	—	(2,562)	—

Net income (loss)	$10,478	$8,683	$13,450	$2,706	$(68,596)

Earnings Per Share
Basic
Income (loss) before cumulative effect	$0.51	$0.45	$0.86	$0.35	$(4.62)
Cumulative effect	—	—	—	(0.17)	—

Basic net income (loss) per share	$0.51	$0.45	$0.86	$0.18	$(4.62)

Diluted
Income (loss) before cumulative effect	$0.48	$0.41	$0.75	$0.34	$(4.62)
Cumulative effect	—	—	—	(0.17)	—

Diluted net income (loss) per share	$0.48	$0.41	$0.75	$0.18	$(4.62)

Weighted average number of shares outstanding
Basic	20,413	19,262	15,639	15,180	14,851
Diluted	21,740	21,380	18,834	15,385	14,851
Balance Sheet Data
Working capital	$(1,846)	$51,036	$66,646	$45,340	$44,261
Total assets	303,489	247,246	202,691	177,231	192,079
Total debt	52,269	5,453	64,484	65,446	74,998
Shareholders’ equity	177,244	161,601	76,052	52,092	47,526

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Information” and the Consolidated Financial Statements and Notes thereto.

Results of Operations

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end-use customers, wholesale power market participants and others.

From 2000 through 2003, our organizational structure consisted of business units that focus on the customer segments we serve. These business units are Electric, Natural Gas, Water and Public Power, International and End User Solutions. The Electric, Natural Gas, Water and Public Power and End User Solutions business units focus on the U.S. and Canadian business territories. The International business unit focuses on sales outside of the U.S. and Canada.

Sales revenues for each business unit may include hardware, software license, custom software development, field and project management service and engineering, consulting and installation service revenues. Service revenues include post-sale maintenance support and outsourcing service revenue. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers. Inter-business unit revenues are immaterial. Business unit hardware cost of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Business unit cost of sales for software, professional services and maintenance are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Miscellaneous hardware costs and variances from standard costs are included in Corporate cost of sales and are not allocated to the business units.

In January 2004, we began to implement a change in our organizational structure. In the new structure, we are moving from profit and loss responsibility and reporting along business unit or market lines to two primary operations groups: hardware and software. The segment information presented in this Form 10-K is based on the organizational structure in place from 2000 through 2003. We expect to begin reporting under the new organization structure starting with the second quarter of 2004. At that time, historical amounts will be restated.

Executive Highlights

In 2003 our revenues were $317.0 million, which is 11% higher than our 2002 revenues.

•	Approximately half of the revenue growth resulted from three acquisitions, two in the fourth quarter of 2002 and one in the first quarter of 2003, with the rest coming from increased AMR business.

•	AMR unit shipments increased approximately 15% in 2003 compared with 2002.

•	We had no customer representing more than 10% of total Company revenues in 2003 compared with one customer representing 12% of revenues in 2002.

•	Total new order bookings were $213.8 million in 2003 compared with $231.6 million in 2002.

•	While revenues increased in 2003, our new order bookings and backlog declined primarily as three large electric utility customers delayed AMR orders in 2003 as a result of delays in capital spending due to an ice storm, a large-scale electrical power blackout in the eastern U.S. and a hurricane.

•	We expect that certain of these order delays will continue to impact us in the first quarter of 2004. We expect that electric utilities will resolve many of these issues and that our electric market order activity will improve beginning in the second quarter of 2004.

Net income was $10.5 million, or 48 cents per diluted share in 2003 compared with $8.7 million, or 41 cents per diluted share, in 2002. Despite strong revenue performance in 2003, our earnings for the full year were impacted by a number of unusual charges. These items consisted of the following:

•	An increase of $8.6 million to an estimate for warranty expenses related to higher than normal product failures for a certain product.

•	Impairment charges totaling $2.4 million for minority investments in two companies.

•	The above charges were partially offset by a fourth quarter reversal of approximately $3.7 million of management bonus and employee profit sharing accrued in the first three quarters of 2003.

In early 2004, we began to implement a new organizational structure. In the process of implementing our new organization, and to adjust expenditures to expected revenue potential for 2004 in some areas, we have made headcount reductions and other spending adjustments.

Revenues and Gross Margins

Total Company Revenues and Gross Margins

The following tables summarize our revenues and gross margin for each year presented.

	Year Ended December 31,
	2003	2002	% Change 2003-2002	2001	% Change 2002-2001
	(in millions)
Revenues
Sales	$273.8	$241.1	14%	$183.5	31%
Service	43.2	43.7	(1)	42.1	4

Total revenues	$317.0	$284.8	11%	$225.6	26%

	Year Ended December 31,
	2003	2002	Change 2003-2002	2001	Change 2002-2001
Gross Margin
Sales	50%	49%	1%	45%	4%
Service	13	30	(17)	36	(6)
Total gross margin	45%	46%	(1)%	43%	3%

    Revenues

Approximately half of the 11% growth in revenues from 2002 to 2003 was driven by two acquisitions in the fourth quarter of 2002 and one acquisition in the first quarter of 2003. The remaining 2003 revenue growth was driven by higher AMR hardware revenues and royalty income, offset by lower revenues from installations related to meter reading systems.

Sales revenues in 2003 increased $32.7 million, or approximately 14%, compared with 2002. AMR module revenues increased $21.1 million as module shipments increased 15% to approximately 4.2 million units in 2003. The three acquisitions above contributed $12.9 million of the increase. Royalty revenue increased by $4.3 million primarily due to increased shipments of solid state electricity meters with our AMR technology embedded. Offsetting these increases were decreased AMR installation revenues of $24.7 million in 2003 compared with $29.6 million in 2002 due to the completion of several large installation contracts. Revenues through indirect sales channels, which include sales through meter manufacturers, business associates and other alliance partners, increased to approximately $60.0 million in 2003, up from $41.3 million in 2002, and were 19% and 15% of total Company revenues for the years ended December 31, 2003 and 2002, respectively. Service revenues decreased slightly in 2003 primarily due to a decline in outsourcing service revenues.

The $59.2 million, or 26% increase in revenues in 2002 compared with 2001 principally reflects increased hardware deliveries to existing domestic customers of electric, gas and water AMR modules. One acquisition in the first quarter and two in the fourth quarter of 2002 contributed a combined $11.2 million in 2002 revenues. Service revenues in 2002 included a $1.5 million one-time revenue increase related to a long-term outsourcing contract.

There were no customers that accounted for more than 10% of total Company revenues in 2003. One group of affiliated Electric business unit customers, National Grid Companies, accounted for approximately 12% and 15% of total Company revenues in 2002 and 2001, respectively. The top ten customers in 2003, 2002 and 2001 accounted for approximately 35%, 40% and 40% of revenues for the respective periods.

    Gross Margins

Gross margins in 2003 were negatively and significantly impacted by increased warranty expenses, which are reflected in service gross margins. In 2003, we began to experience high field failures for a specific type of electric AMR module. After extensive testing and analysis, we traced the source of the product failures to a change in encapsulation material from a supplier to our component supplier. The defective material was used by the supplier for approximately twelve months. Certain lots of this electric AMR module manufactured during this period included the defective material. Under certain conditions, primarily heat and humidity, there is a slow degradation of the material, which causes the product to fail.

The units containing the defective components are primarily isolated at four utilities and in 2003 we began a proactive program to replace affected modules at the two utilities that are experiencing the high failures. We expect to complete the replacements midway through 2004. A warranty accrual of approximately $8.6 million was charged to service cost of sales during the fourth quarter of 2003, which reflects our estimate of the material, labor and other costs we will incur to replace the remaining affected units. Our estimates include assumptions for the number of units affected, hourly labor charges for installation work, in house material and labor costs to rework affected units, reimbursements from our component supplier and other variable factors. While we believe we have adequately reserved for this issue based on the information that is available to us today, our actual costs may differ from our estimates.

Warranty charges were the primary reason for the 17% decrease in service gross margins from 30% in 2002 to 13% in 2003. Sales gross margins increased 1%, from 49% in 2002 to 50% in 2003, from a combination of factors, including higher manufacturing volumes, lower general market prices for electronic components, higher product royalties and changes in product mix. Our gross margins may vary from period to period depending on the mix of hardware and software products and services.

Gross margins improved to 46% in 2002 compared with 43% in 2001 from a combination of factors, including improved manufacturing efficiencies from higher production volumes and changes in product mix, specific cost reduction efforts, lower general market prices for electronic components and other supply-chain management initiatives. Service gross margins decreased in 2002 primarily due to a one-time increase in costs associated with a long-term service contract.

Segment Revenues and Gross Margins

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Year Ended December 31,
	2003	2002	% Change 2003-2002	2001	% Change 2002-2001
	(in millions)
Segment Revenues
Electric	$150.6	$136.8	10%	$99.7	37%
Natural Gas	56.0	50.3	11	35.7	41
Water and Public Power	93.6	84.1	11	65.1	29
International	14.4	13.6	6	25.1	(46)
End User Solutions	2.4	N/A	N/A	N/A	N/A

Total revenues	$317.0	$284.8	11%	$225.6	26%

	Year Ended December 31,
	2003	2002	Change 2003-2002	2001	Change 2002-2001
Segment Gross Margin
Electric	41%	46%	(5)%	42%	4%
Natural Gas	61	57	4	54	3
Water and Public Power	40	43	(3)	44	(1)
International	27	37	(10)	34	3
End User Solutions	48	N/A	N/A	N/A	N/A
Corporate(1)	2	—	2	(1)	1
Total gross margin	45%	46%	(1)%	43%	3%

(1)	Corporate is included to reconcile total segment gross margin to total gross margin above.

Electric:    Revenues in 2003 increased $13.8 million, or 10%, compared with 2002 primarily as a result of two acquisitions in the fourth quarter of 2002 and one acquisition in the first quarter of 2003, which in total contributed $11.9 million more in revenues in 2003 than in 2002. Sales of handheld computer systems were slightly higher in 2003 while maintenance services were lower due to initial warranty periods for new handheld system sales. AMR revenues increased only slightly in 2003 as several large electric utilities delayed orders due to several instances of extreme weather, a major blackout in the Northeastern U.S. and other utility specific delays in capital spending. Revenues in 2002 increased by $37.1 million compared with 2001, or 37%, two-thirds of which resulted from increased hardware shipments for AMR, particularly with one customer. Also contributing to the 2002 increase in revenues was $10.7 million related to an acquisition in the first quarter and two acquisitions in the fourth quarter of 2002.

One customer represented approximately 16%, 24% and 34% of Electric business unit revenues in 2003, 2002 and 2001, respectively, and approximately 8%, 12% and 15% of total Company revenues in 2003, 2002 and 2001, respectively. Revenues under existing contracts with this customer were substantially recognized in late 2003.

The Electric business unit gross margin in 2003 decreased 5% compared with 2002 primarily due to the increase in warranty expense discussed above under total Company gross margin. Approximately $6.2 million of the $8.6 million fourth quarter warranty accrual is reflected in the Electric business unit. Also contributing to lower Electric business unit gross margin in 2003 were higher than normal installation costs on an AMR contract with one customer due to poor productivity issues with a third party contractor. Late in 2003, we switched to a new third party contractor to complete the project within a timeframe that was acceptable to the customer. The poor productivity issues resulted in our incurring higher installation costs than originally budgeted. In the fourth quarter of 2003, we had $2.2 million in costs for this contract that were in excess of revenues, approximately $1.0 million of which is a forward loss accrual for the estimated 2004 operations. We expect to complete the installation work for this contract around the end of the first quarter of 2004. Also contributing to the lower Electric business unit gross margin was a decrease in the average selling prices of electric meter modules in certain large orders. These declines were partially offset by favorable changes in product mix and an increase in royalty revenues of approximately $4.8 million, primarily from SEM, in 2003. The 4% improvement in Electric business unit margins from 2001 to 2002 resulted primarily from lower standard hardware costs due to higher planned production volumes and other manufacturing efficiencies, as well as a shift in the mix of products and services.

Natural Gas:    Revenues in 2003 increased approximately $5.7 million, or 11%, compared with 2002 primarily due to meter module deliveries related to ongoing and new AMR projects. Revenue growth was 41% from 2001 to 2002 and was driven by increased hardware deliveries under several large contracts. In 2003 two customers represented approximately 13% and 11% of the Natural Gas business unit revenues, compared with one customer representing 20% of Natural Gas business unit revenues in 2002. These customers represented 4% of total Company revenues in 2003 and 2002. There were no customers representing 10% or more of the Natural Gas business unit’s revenues in 2001.

Gross margins increased 4% from 2002 to 2003 and 3% from 2001 to 2002 due to lower standard hardware costs resulting primarily from higher planned production volumes. AMR module unit shipments were approximately 17% higher in 2003 compared with 2002, and shipments in 2002 were 45% higher than in 2001. The increase in margin in 2003 was partially offset by approximately $600,000 in warranty expense that was reclassified from Corporate because it relates to specific warranty exposure in this business unit. As the warranty expense was originally recorded in Corporate in 2002, the reclassification in 2003 did not have an impact on total Company warranty expense.

Water and Public Power:    Revenues in 2003 increased 11%, compared with 2002, primarily as a result of a 45% increase in sales through our indirect channel. Revenues through indirect sales channels in 2003 were 64% of Water and Public Power business unit revenues and 19% of total Company revenues. In 2002 and 2001, revenues through indirect sales channels were 49% and 48% of Water and Public Power business unit revenues and 15% and 14% of total Company revenues, respectively. Gross margin was 3% lower in 2003 compared with 2002, as $2.4 million of the $8.6 million warranty expense issue discussed above under total Company gross margin is reflected in this business unit, with additional decreases from lower margin hardware sales. Gross margin in 2003 was also negatively impacted by approximately $600,000 in warranty expense that was reclassified from Corporate because it relates to specific warranty exposure in this business unit. As the warranty expense was originally recorded in Corporate in 2002, the reclassification in 2003 did not have an impact on total Company warranty expense. In 2002, gross margin was slightly lower than in 2001 as installation services, which are at a lower gross margin than hardware, were a higher component of overall revenues.

International:    During the fourth quarter of 2002, we announced plans to restructure our European operations to improve the long-term profitability and efficiency of International operations. Much of our efforts in 2003 were focused on completing that transformation. Revenues increased slightly in 2003 compared with 2002 due to sales from acquisitions. Total revenues decreased by $11.5 million, or 46%, in 2002, compared with 2001 due to an $8.9 million handheld meter reading system sale to a customer in Japan in 2001, which was not replaced with a comparable size order in 2002.

Gross margins in 2003 decreased due to lower margin handheld system sales, expansion of our service center in the Netherlands, warranty charges related to products we are no longer selling or supporting and a lower amount of higher margin software sales. Margins were slightly higher in 2002 compared with 2001 due to a shift in product mix.

End User Solutions:    As a result of the acquisition of Silicon on March 4, 2003, we created the End User Solutions business unit, which sells products and services to domestic commercial and industrial end-use customers. Revenues were approximately $2.4 million from March 4, 2003 through December 31, 2003, and sales consisted primarily of energy management software and services.

Corporate:    Miscellaneous hardware costs and variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. Overall, Corporate costs of sales were comparable as a percentage of revenue in 2003, 2002 and 2001. Corporate gross profit in 2003 reflects a reclassification of $1.2 million in warranty expense from Corporate to the Natural Gas and Water and Public Power business units, because it relates to specific warranty exposures in those business units. The warranty expense was originally recorded in Corporate in 2002. The reclassification in 2003 did not have an impact on total Company warranty expense. In addition, in 2003 there was no bonus or profit sharing expense in Corporate cost of sales, compared with $1.9 million in 2002 and $1.4 million in 2001.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues. Certain amounts in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
	(in millions)
Operating Expenses
Sales and marketing	$36.7	12%	$30.6	11%	$25.0	11%
Product development	43.0	14	36.8	13	30.0	13
General and administrative	28.9	9	26.7	9	16.8	7
Amortization of intangibles	9.6	3	2.3	1	1.4	1
Restructurings	2.2	1	3.1	1	(1.2)	(1)
In-process research and development	0.9	—	7.2	3	—	N/A
Litigation accrual	0.5	—	7.4	3	—	N/A

Total operating expenses	$121.8	38%	$114.1	40%	$72.0	32%

Operating expenses increased during 2002 and 2003 primarily due to three acquisitions in 2002 and one in 2003.

Sales and marketing expenses increased $6.1 million, or 20%, in 2003 and $5.6 million, or 22%, in 2002 as a result of additional sales and marketing staff and product marketing activities primarily related to new products and services from acquisitions. However, as a percentage of revenues, sales and marketing increased only slightly from 2001 to 2003. These increases in expenses were partially offset by no bonus and profit sharing expense in 2003, compared with $1.4 million and $968,000 in 2002 and 2001, respectively.

Product development expenses increased $6.2 million, or 17%, in 2003 and $6.8 million, or 23%, in 2002 due primarily to increased staffing and other development expenses related to acquisitions. However, as a percentage of revenues, product development increased slightly from 2001 to 2003. These increases in expenses were partially offset by no bonus and profit sharing expense in 2003, compared with $1.5 million and $1.9 million in 2002 and 2001, respectively.

General and administrative expenses increased $2.2 million, or 8%, in 2003 compared with 2002 but remained relatively constant at 9% of revenues. Expenses increased $9.9 million from 2001 to 2002, and also increased 2% as a percentage of revenues. Approximately half of the expense increase in 2002 and 2003 resulted from acquisitions. Consulting costs related to Sarbanes-Oxley compliance and legal costs associated with a patent litigation were approximately $600,000 and $300,000 higher in 2003 than in 2002. These increases in expenses were partially offset by no bonus and profit sharing expense in 2003, compared with $2.7 million and approximately $1.0 million in 2002 and 2001, respectively.

Amortization of intangibles increased as a result of the addition of $14.3 million and $16.2 million in amortizable intangible assets from acquisitions completed in 2003 and 2002, respectively. There is no goodwill amortization in 2003 and 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002. Goodwill amortization was $749,000 in 2001. We completed our initial impairment test of goodwill in the second quarter of 2002, and our annual impairment test in the fourth quarters of 2003 and 2002, and concluded in all cases that goodwill was not impaired.

In January 2003, we initiated a restructuring of our EIS product group in Raleigh, North Carolina, which resulted in a charge of approximately $2.0 million related to workforce reductions. The EIS restructuring plan was substantially completed during 2003. In 2002, we expensed $3.1 million for planned costs related to the restructuring of our European operations. The restructuring plan resulted in the closure of the Vienne, France office, a reduction in workforce, the consolidation of product development efforts into existing Company locations and the outsourcing of select production efforts in order to improve the overall profitability of our International operations. Continuation of this activity in 2003 resulted in an additional $259,000 of restructuring charges in 2003 from the write-down of fixed assets and lease termination charges and international restructuring activities were substantially complete by mid-2003. We had a recovery of $1.2 million in 2001 of previously expensed restructuring charges from a sublease of office space that was on more favorable terms than originally anticipated.

In-Process Research and Development

During 2003 we recorded a $900,000 charge for IPR&D related to the acquisition of Silicon and in 2002 a $7.2 million charge for IPR&D related to the acquisition of LineSoft as follows:

	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
	(in millions)
Silicon Energy Corp.	$0.9	$1.2	29%	19%
LineSoft Corporation	$7.2	$3.3	25%	20%

At the time of the acquisitions, Silicon and LineSoft were in the process of developing new software products that had not yet reached technological feasibility. We expect to benefit as products that contain the in-process technology are marketed and sold to end-users.

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Equity in affiliates	$79	$126	$(616)
Interest income	159	1,187	1,410
Interest expense	(2,638)	(2,061)	(5,112)
Other income (expense), net	(1,395)	1,465	(176)

Total other income (expense)	$(3,795)	$717	$(4,494)

Included in equity in affiliates is income related to our 30% equity interest in Servatron, Inc. (Servatron), a company that performs contract manufacturing and repair services for us, of $79,000, $97,000 and $85,000 in 2003, 2002 and 2001, respectively. In 2001, we wrote-off approximately $850,000 of an investment in an affiliate.

Interest income decreased by $1.0 million in 2003, compared with 2002, due to lower cash investments, as well as a reduction of $200,000 in interest income associated with an impairment of loans provided to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn).

Interest expense in 2003 resulted primarily from interest expense and amortization of loan origination fees on the term loan and credit line entered into in March 2003 for the Silicon acquisition. Interest expense in 2002 and 2001 resulted primarily from subordinated debt, which we converted to equity in April and May 2002. In addition, in 2001, we had interest expense related to mortgage debt for our Spokane facility. The weighted average of outstanding borrowings was $43.8 million in 2003, compared with $24.5 million in 2002 and $64.9 million in 2001.

Other income (expense), net, decreased in 2003, compared with 2002, primarily due to the impairment and write-down of minority investments in two companies. We recorded a $1.7 million impairment of the $2.4 million in loans we provided to Lanthorn due to a consideration of the estimated fair market value of the company as indicated by Lanthorn’s last round of financing. The loans may be converted at any time into common stock of Lanthorn. In addition, we wrote-off our ownership interest in another minority investment of approximately $500,000 in 2003, as we believe the company ceased operations during the fourth quarter of 2003. Included in 2002 other income (expense), net, was an $841,000 pretax gain from the sale of our Raleigh, NC facility and a $200,000 pretax gain from the early payoff of the mortgage on our Spokane facility.

Income Taxes

In 2003 our effective income tax rate was approximately 41.5% compared with 54.0% and 37.0% in 2002 and 2001, respectively. The 2003 and 2002 rates include no tax benefit recognized for the $900,000 and $7.2 million IPR&D expenses since IPR&D charges are not tax deductible. Excluding the impact of non-tax deductible IPR&D charges in 2003 and 2002, the adjusted effective tax rates were 39.5% and 39.0%, respectively. Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions.

Financial Condition

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash Flow Information
Operating activities	$10.3	$49.2	$32.3
Investing activities	(85.2)	(23.3)	(38.0)
Financing activities	48.6	(13.9)	5.1

Increase (decrease) in cash	$(26.3)	$12.0	$(0.6)

Operating activities:    We generated $10.3 million of cash from operations for the year ended December 31, 2003, compared with $49.2 million in 2002. Operating cash flow in 2003 was negatively impacted by a $7.9 million cash payment to settle a patent infringement litigation, $7.4 million of which was accrued in 2002. In addition, a $4.0 million payment in May 2003 to Duquesne Light Company related to an amendment to our long-term warranty and maintenance agreement, was paid against an accrued loss for that contract and reduced operating cash flow. We used $7.1 million in cash in 2003 for bonus and profit sharing compared with generating $1.8 million in cash in 2002. The change primarily resulting from no accrual in 2003 for bonus and profit sharing. Also contributing to lower operating cash flows were payments in 2003 for restructuring accruals in 2002 and higher accounts receivable balances at the end of 2003 compared with 2002 due to the timing of sales late in December 2003 and customers taking slightly longer to pay in 2003. Days sales outstanding (DSO) totaled 69 days in 2003 compared with DSO of 60 days in 2002.

We generated $32.3 million in cash from operations in 2001 compared with $49.2 million in 2002. Improved operating cash flow in 2002 resulted primarily from higher bonus and profit sharing accruals in 2002 compared with 2001 and slightly faster turnover of accounts receivable. DSO totaled 60 days in 2002 compared with DSO of 62 days in 2001.

Investing activities:    We used $71.1 million in cash for the Silicon acquisition during 2003 compared with $42.9 million used for three acquisitions during 2002. There were no acquisitions in 2001. We used $3.7 million for SEM pre-acquisition costs during 2003, with no comparable activity in 2002 and 2001. We loaned $405,000 to Lanthorn during 2003, compared with $2.0 million in 2002. We used $9.6 million in cash for property, plant and equipment purchases during 2003, compared with $10.5 million and $7.6 million in 2002 and 2001, respectively. We liquidated short-term investments in 2002, primarily to fund acquisitions. Net proceeds from short-term investments were $22.1 million in 2002, compared with net purchases of $22.2 million in 2001. During 2002, proceeds of $1.9 million on the sale of property, plant and equipment and the reclassification of $5.1 million from restricted cash for a collateralized letter of credit to cash as a result of a new credit facility also contributed to cash inflows.

In connection with the purchase of LineSoft in March 2002, we replaced a pre-existing non-recourse loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft with a new non-recourse promissory note, secured with our common stock, in the same amount. At December 31, 2002, the loan balance was approximately $473,000 and bore interest at an annual rate of 6.0%. The replacement note matured on May 11, 2003 and to settle the note, the remaining shares that secured the note were transferred to us. The fair value of the shares was less than the outstanding balance on the note resulting in an expense of approximately $170,000 during 2003 to write-off the residual value of the note.

Financing activities:    In connection with the Silicon acquisition in March 2003, we received $50.0 million in proceeds from a term loan under a new credit facility and paid debt origination fees of $1.9 million. Repayments on the term loan were $12.5 million in 2003. We had $10.0 million outstanding on our revolving line of credit at December 31, 2003 compared with no borrowings outstanding at the end of 2002 and 2001. We received $3.7 million from employee stock purchase plan purchases and stock option exercises during 2003, compared with $7.7 million and $7.8 million for the same periods in 2002 and 2001, respectively. Cash used during 2002, included $4.9 million for the early repayment of mortgage debt, $3.5 million to repay credit lines and long-term debt assumed in the LineSoft acquisition and $12.6 million to repurchase 807,900 shares of common stock. Cash used during 2001, included $1.9 million to repurchase 85,100 shares of common stock.

    Disclosures about contractual obligations and commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2003, as well as an estimate of the timing in which these obligations are expected to be satisfied.

    Contractual obligations

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Term loan debt (1)	$37,500	$37,500	$—	$—	$—
Project financing debt (1)	4,763	739	1,657	1,927	440
Revolving credit line (1) (2)	10,000	10,000	—	—	—
Operating and capital lease obligations (3)	12,115	4,970	4,910	2,024	211
Guaranteed lease payments for an affiliate (4)	439	170	269	—	—
Purchase and service commitments (5)	69,456	69,456	—	—	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles	11,086	8,539	—	—	2,547

Total	$145,359	$131,374	$6,836	$3,951	$3,198

(1)	Borrowings are disclosed within footnote 9 in the “Notes to Consolidated Financial Statements.”
(2)	The revolving credit line was fully paid in January 2004.
(3)	Operating and capital lease obligations are disclosed in footnote 18 in the “Notes to Consolidated Financial Statements.”
(4)	Guaranteed lease payments for an affiliate are disclosed in footnote 17 in the “Notes to the Consolidated Financial Statements.”
(5)	We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase the items ordered. Purchase orders can vary in terms by providing an extended shipment period of up to one year at an established unit cost. We had total outstanding purchase orders of $65.9 million at December 31, 2003. Long-term executory purchase agreements that contain termination clauses have been classified within less than 1 year as the commitment is the estimated amount we would be required to pay at December 31, 2003 if the commitment was canceled. We had outstanding long-term executory purchase agreements of $3.6 million at December 31, 2003.

We have no off-balance sheet financing agreements.

Investments:    As of December 31, 2003, we had loaned a total of $2.4 million to Lanthorn, which is developing internet-based energy monitoring and management software and services. The loans are convertible notes, which are due in March 2007. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at December 31, 2003, they would have converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. Lanthorn has not yet produced any significant revenue. In December 2003, we recorded a $1.9 million impairment charge related to Lanthorn, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for principal.

During 2003 we wrote-off a minority investment, resulting in a $500,000 charge to other income (expense), net.

    Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At December 31, 2003, we had $6.2 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

At December 31, 2003, we had a $92.5 million secured credit facility. The credit facility consists of a $50 million three year term loan, which had an outstanding balance of $37.5 million at December 31, 2003, and a $55 million revolving credit line. At December 31, 2003, there were $10.0 million of borrowings and approximately $15.0 million of standby letters of credit outstanding under the revolving credit line. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility contains financial covenants which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio was below the minimum required according to a covenant in our loan agreement. In early February 2004, we received a waiver of compliance with the covenant from our lenders.

In connection with our acquisition of SEM, we intend to replace our current credit facility with $365 million of new debt for a net increase in our debt facilities of approximately $272.5 million. On December 17, 2003, on a documentary or “paper” basis we closed a new $240 million senior secured credit facility comprised of a replacement $55 million revolving credit line and a $185 million seven year term loan. The new facility does not permit borrowing until certain conditions are satisfied, including closing the acquisition of SEM. Without the satisfaction of the remaining conditions the new credit facility expires the later of March 31, 2004, or the deadline date of the SEM acquisition agreement, but no later than May 15, 2004. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates of LIBOR plus 2.75% for the revolving line of credit and LIBOR plus 2.25% for the term loan.

If we are unable to complete the final or financial closing of the new credit facility by March 31, 2004, or thereafter, in respect of our existing credit facility, we anticipate we will be below the minimum required fixed charge coverage ratio covenant referred to above for the first three quarters of 2004 and a leverage ratio covenant for the quarter ended March 31, 2004, due in part to a four-quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan has been classified as a current liability at December 31, 2003. We believe we will be able to obtain a waiver of covenant compliance for the first three quarters of 2004, and therefore, existing cash resources and available borrowings are adequate to meet our cash needs through 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.7 million and $40.3 million at December 31, 2003 and 2002, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

During 2003, we received a cancellation notice from a bonding company on a $25.0 million performance bond, based on policy changes at the bonding company, which cancellation became effective in February 2004. We have negotiated a reduction in performance collateral, in the form of a bond, a letter of credit and/or escrowed cash totaling $17 million to $20 million, depending on the form. In January 2004, we replaced the bond with an $18 million letter of credit.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.0 million at December 31, 2003 and 2002. In March 2003, we issued a standby letter of credit in the amount of approximately $1.0 million to a third party landlord to guarantee a subsidiary’s lease payments on a facility. The standby letter of credit renews on an annual basis during the term of the lease, which expires in 2005. If we fail to make a scheduled lease payment, the landlord could draw up to the maximum amount specified on the standby letter of credit. In May 2003, we reduced a standby letter of credit from $5.0 million to $4.0 million as a result of an amendment to a long-term warranty and maintenance agreement with a customer.

We guarantee lease payments for certain equipment leased by an affiliated company. The maximum future lease obligation of the guarantee at December 31, 2003 was approximately $439,000. The lease and our guarantee terminate in 2006. In the event the affiliate is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorney fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million. The settlement included payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to us. We accrued $7.4 million in 2002 and expensed $500,000 in 2003 related to this matter.

We are a party to various other lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of December 31, 2003, as negative outcomes are not considered probable.

In March 2002, we acquired LineSoft, a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuilding of utility T&D infrastructure. We are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in our common stock. If an earnout is required, the purchase price will be increased by the fair value of the payment. The 2003 revenue target was not exceeded and an earnout was not recorded. We do not expect the 2004 revenue target to be exceeded and therefore, it is unlikely an earnout payment will be required in 2004.

In October 2002, we acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. We are required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. RER exceeded the defined revenue target established for 2003 and we accrued a liability of $1.8 million for the expected earnout payment. The purchase price was increased by the earnout and recorded as an addition to goodwill. We expect that the 2004 revenue target will be exceeded and that an additional earnout in the range of $1.0 to $2.0 million will be required in 2004. The form of the anticipated earnout is payable in cash and/or our common stock based solely upon our discretion. The 2003 earnout will be paid in cash on or before March 31, 2004.

In 2003, total net deferred tax assets increased approximately $13.5 million primarily due to net deferred tax assets of approximately $18.1 million recorded as part of the acquisition of Silicon during March 2003. Silicon’s net deferred tax assets primarily represent net operating loss carryforwards that will be limited in use on an annual basis pursuant to Internal Revenue Code Section 382 (Section 382). The net value assigned to the Silicon related deferred tax assets is based on preliminary estimates and is subject to adjustment. Our net deferred tax assets also consist of our own accumulated net operating losses and Section 382 limited deferred tax assets acquired in connection with the acquisitions of LineSoft and RER. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2004, we expect to pay approximately $1.4 million in cash for federal alternative minimum tax and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2005 as tax credits and net operating loss carryforwards not limited by Section 382 will have been fully utilized in 2004.

Working capital at December 31, 2003 was $(1.8) million compared with $51.0 million at December 31, 2002. The decrease in working capital is primarily due to the classification of $20.8 million of the long-term portion of our term loan as a current liability at December 31, 2003, and the use of $21.1 million in cash for the acquisition of Silicon in March 2003. If we are unable to complete the final or financial closing of our new credit facility by March 31, 2004, or thereafter, in respect of our existing credit facility, we anticipate we will be below the minimum required fixed charge coverage ratio covenant on our current loan for the first three quarters of 2004 and a debt leverage ratio covenant for the quarter ended March 31, 2004, due in part to a four-quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan has been classified as a current liability, resulting in $37.5 million classified as short-term debt at December 31, 2003.

The DSO for billed and unbilled accounts receivable totaled 69 days in 2003 compared with DSO of 60 days in 2002. Historically, our DSO ratio has been driven more by specific contract billing terms rather than collection issues.

In November 2003, we began a facility expansion in Waseca, which will allow for capacity expansion beyond our current six million units. The cost of the expansion is not expected to exceed $2.0 million.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims and other factors described under “Certain Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Form 10-K.

Critical Accounting Policies

Revenue Recognition:    The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements under the provisions of EITF 00-21. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance or 4) upon customer acceptance provisions. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. Actual costs may vary from estimates.

Unearned revenue is recorded for products or services when the criteria for revenue recognition has not been met. The majority of unearned revenue relates to annual billing terms for post-sale maintenance and support agreements.

Accounts Receivable:    The allowance for doubtful accounts is based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts.

Inventories:    Inventories consist primarily of sub-assemblies and components necessary to support maintenance contracts. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. If the market value of the inventory falls below the original cost, the inventory value is reduced to the market value. Items are removed from inventory using the first-in, first-out method. Inventory is subject to rapidly changing technologies.

Goodwill and Intangible Assets:    Goodwill and intangible assets are primarily the result of our acquisitions in 2002 and 2003. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually, on October 1st, to determine whether goodwill has been impaired, under the guidance of SFAS No. 142. We utilize an independent appraiser to forecast discounted future cash flows at the reporting unit level, which consists of our business units, based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

Warranty:    We offer standard warranty terms on most of our product sales of between one and three years. The warranty accrual includes the cost to manufacture or purchase warranty parts from our suppliers as well as the cost to install or repair equipment. The warranty accrual is based on historical product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track warranty claims in order to identify any potential warranty trends. If our quality control efforts were to fail to detect a fault in one of our products, we could experience an increase in warranty claims resulting in an increase in the warranty accrual. Management continually evaluates the sufficiency of warranty provisions and makes adjustments when necessary. Actual warranty costs may fluctuate and may be different than amounts accrued. For example, in 2003, we made net adjustments to previous warranty estimates totaling $8.4 million.

Contingencies:    We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. An estimated loss from a contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions are to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not have any financial instruments to which this statement would apply.

In May 2003, the FASB ratified the consensus on Emerging Issues Task Force (EITF) 01-08, Determining Whether an Arrangement Contains a Lease, which provides guidance on when an arrangement represents a lease transaction and requires the application of SFAS No. 13, Accounting for Leases. The guidance is effective for arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for future outsourcing contracts. We have not entered into or modified any arrangements subsequent to June 30, 2003 to which this guidance may apply.

Subsequent Event

As discussed in our press releases dated January 20, 2004 and February 5, 2004, we do not expect to see growth in our electric business unit in the first quarter of 2004 due to order delays by several large electric customers. We do expect to see order activity increase in the second quarter of 2004. In January 2004 we began to implement a change in our organizational structure as we moved from profit and loss responsibility and reporting along business unit or market lines to two primary operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 70 employees, or 5%, of our workforce and will result in a restructuring charge of approximately $2.5 million in the first quarter of 2004.

The segment information presented in this Form 10-K is based on the organizational structure in place from 2000 through 2003. We expect to begin reporting under the new organization structure beginning with our second quarter results in 2004. At that time, historical amounts will be restated.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2003, we had fixed rate debt of approximately $4.8 million and variable rate debt of $47.5 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of February 20, 2004 and our estimated ratio of funded debt to EBITDA. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at December 31, 2003:

	2004	2005	2006	2007	2008	Beyond 2008
	(in millions)
Fixed rate debt
Project financing debt	$0.7	$0.8	$0.9	$0.9	$1.0	$0.5
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate debt
Revolving credit line	$10.0	—	—	—	—	—
Average interest rate	3.8%	—	—	—	—	—
Term loan debt (1)	$16.7	$16.7	$4.1	—	—	—
Average interest rate	3.9%	4.8%	5.5%	—	—	—

(1)	If we are unable to complete the final or financial closing of the new credit facility by March 31, 2004, or thereafter, in respect of our existing credit facility, we anticipate we will be below the minimum required fixed charge coverage ratio covenant for the first three quarters of 2004 and a debt leverage ratio covenant for the quarter ended March 31, 2004, due in part to a four-quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan has been classified as a current liability at December 31, 2003.

Our variable rate debt is exposed to changes in interest rates. Our requirement to enter into an interest rate hedge agreement to substantially fix or limit the interest rate on at least 50% of our the term loan principal for a minimum of two years was waived to March 31, 2004. The forecasted interest rates provided in the tabular format above do not include the benefits of the interest rate hedge agreement, which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of December 31, 2003, we estimate that if market interest rates average 1% higher than in the table above in 2004, our earnings before income taxes in 2004 would decrease by approximately $317,000.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 5% of our total revenue in 2003. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our international subsidiary operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes may be denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables impact current earnings, while inter-company notes may be re-valued and result in unrealized translation gains or losses that are reported in other comprehensive income.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At December 31, 2003, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the year ended December 31, 2003. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute hedging alternatives.

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

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of independent Directors. The Committee meets regularly with financial management and Deloitte & Touche LLP to review accounting control, auditing and financial reporting matters.

LeRoy D. Nosbaum	David G. Remington
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 8, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenues
Sales	$273,783	$241,158	$183,425
Service	43,182	43,684	42,130

Total revenues	316,965	284,842	225,555
Cost of revenues
Sales	135,940	122,189	100,692
Service	37,471	30,384	27,004

Total cost of revenues	173,411	152,573	127,696

Gross profit	143,554	132,269	97,859
Operating expenses
Sales and marketing	36,673	30,603	24,952
Product development	43,017	36,780	30,000
General and administrative	28,944	26,653	16,780
Amortization of intangibles	9,618	2,356	1,486
Restructurings	2,208	3,135	(1,219)
In-process research and development	900	7,200	—
Litigation accrual	500	7,400	—

Total operating expenses	121,860	114,127	71,999

Operating income	21,694	18,142	25,860
Other income (expense)
Equity in affiliates	79	126	(616)
Interest income	159	1,187	1,410
Interest expense	(2,638)	(2,061)	(5,112)
Other income (expense), net	(1,395)	1,465	(176)

Total other income (expense)	(3,795)	717	(4,494)

Income before income taxes	17,899	18,859	21,366
Income tax provision	(7,421)	(10,176)	(7,916)

Net income	$10,478	$8,683	$13,450

Earnings per share
Basic net income per share	$0.51	$0.45	$0.86

Diluted net income per share	$0.48	$0.41	$0.75

Weighted average number of shares outstanding
Basic	20,413	19,262	15,639
Diluted	21,740	21,380	18,834

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,240	$32,564
Accounts receivable, net	70,782	57,571
Inventories	16,037	15,660
Deferred income taxes, net	11,673	5,927
Other	4,557	2,770

Total current assets	109,289	114,492
Property, plant and equipment, net	32,414	30,168
Equipment used in outsourcing, net	10,404	11,589
Intangible assets, net	22,979	18,305
Goodwill	90,385	44,187
Deferred income taxes, net	31,755	24,050
Other	6,263	4,455

Total assets	$303,489	$247,246

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Accounts payable and accrued expenses	$40,175	$25,526
Wages and benefits payable	10,711	18,259
Accrued litigation	—	7,400
Short-term borrowings	10,000	—
Current portion of debt	38,245	691
Unearned revenue	12,004	11,580

Total current liabilities	111,135	63,456
Project financing debt	4,024	4,762
Warranty and other obligations	11,086	17,427

Total liabilities	126,245	85,645

Commitments and contingencies (Notes 9 and 18)

Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 20,572,382 and 20,192,847 shares issued and outstanding	200,567	195,546
Accumulated other comprehensive loss	(136)	(280)
Accumulated deficit	(23,187)	(33,665)

Total shareholders’ equity	177,244	161,601

Total liabilities and shareholders’ equity	$303,489	$247,246

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	(in thousands)
Balances at January 1, 2001	15,329	$109,730	$(1,840)	$(55,798)	$52,092
Net income				13,450	13,450
Currency translation adjustment, net of tax			(114)		(114)
Unrealized gain on investments, net of tax			38		38

Total comprehensive income					13,374
Stock issues (repurchases):
Options exercised	842	7,396			7,396
Stock option income tax benefits		4,419			4,419
Stock repurchased by Company	(85)	(1,908)			(1,908)
Director compensation	16	112			112
Conversion of subordinated debt	8	146			146
Employee stock purchase plan	111	421			421

Balances at December 31, 2001	16,221	$120,316	$(1,916)	$(42,348)	$76,052

Net income				8,683	8,683
Currency translation adjustment, net of tax			1,674		1,674
Reclassification adjustment for gains realized in net income, net of tax			(38)		(38)

Total comprehensive income					10,319
Stock issues (repurchases):
Options exercised	737	7,362			7,362
Stock option income tax benefits		5,066			5,066
Stock repurchased by Company	(808)	(12,555)			(12,555)
Director compensation	6	144			144
Conversion of subordinated debt	3,169	53,108			53,108
Employee stock purchase plan	19	304			304
Acquisition of LineSoft	849	21,801			21,801

Balances at December 31, 2002	20,193	$195,546	$(280)	$(33,665)	$161,601

Net income				10,478	10,478
Currency translation adjustment, net of tax			144		144

Total comprehensive income					10,622
Stock issues (repurchases):
Options exercised	280	2,322			2,322
Stock option and employee stock purchase plan income tax benefits	—	1,156			1,156
Director compensation	9	180			180
Employee stock purchase plan	91	1,384			1,384
Settlement of related party note receivable in partial exchange for common stock	(1)	(21)			(21)

Balances at December 31, 2003	20,572	$200,567	$(136)	$(23,187)	$177,244

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities
Net income	$10,478	$8,683	$13,450
Noncash charges (credits) to income:
Depreciation and amortization	19,040	10,184	9,900
Deferred income taxes provision	5,315	4,731	3,053
Impairment of investments	2,244	—	—
Stock option and employee stock purchase plan income tax benefits	1,156	5,066	4,419
Acquired in-process research and development	900	7,200	—
Realization of accumulative currency translation losses due to restructuring	—	641	—
Impairment loss	—	401	—
Gain on early extinguishment of debt	—	(200)	—
Gain on sale of building	—	(841)	—
Equity in affiliates	(79)	(127)	616
Other, net	1,050	428	112
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,792)	2,615	(2,486)
Inventories	(377)	621	915
Accounts payable and accrued expenses	3,321	4,449	(5,482)
Wages and benefits payable	(10,766)	4,497	2,367
Unearned revenue	(2,482)	(1,428)	4,533
Long-term warranty and other obligations	(7,359)	2,643	1,079
Other, net	(393)	(337)	(139)

Cash provided by operating activities	10,256	49,226	32,337

Investing activities
Proceeds from sales and maturities of investment securities	—	48,979	8,172
Purchase of short-term investments	—	(26,922)	(30,371)
Reclassification of restricted cash	—	5,100	(5,100)
Proceeds from the sale of property, plant and equipment	17	1,901	—
Acquisition of property, plant and equipment	(9,630)	(10,536)	(7,642)
Issuance of notes receivable	(405)	(2,000)	—
Acquisitions, net of cash and cash equivalents	(71,054)	(42,917)	—
Pre-acquisition costs	(3,749)	—	—
Other, net	(358)	3,043	(3,088)

Cash used by investing activities	(85,179)	(23,352)	(38,029)

Financing activities
New borrowings	50,000	—	—
Change in short-term borrowings, net	10,000	(2,527)	—
Payments on debt	(13,184)	(1,581)	(589)
Issuance of common stock	3,706	7,666	7,817
Repurchase of common stock	—	(12,555)	(1,908)
Payments on mortgage note payable	—	(4,853)	(214)
Other, net	(1,923)	(42)	(48)

Cash provided (used) by financing activities	48,599	(13,892)	5,058
Increase (decrease) in cash and cash equivalents	(26,324)	11,982	(634)
Cash and cash equivalents at beginning of period	32,564	20,582	21,216

Cash and cash equivalents at end of period	$6,240	$32,564	$20,582

Non-cash transactions:
Acquisition of RER, contingent purchase price payable	$1,844	—	—
Settlement of note in partial exchange for common stock	21	—	—
Acquisition of LineSoft in partial exchange for common stock	—	$21,801	—
Debt to equity conversion	—	53,313	$146
Conversion of debt issuance costs	—	347	—
Acquisition of eMobile, non-cash consideration	—	2,547	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$950	$379	$184
Interest	3,722	2,619	4,335

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Itron, Inc. (Itron) and our wholly owned subsidiaries. Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-term Investments

Our short-term investments are classified as available-for-sale and are recorded at market value. Investment purchases and sales are accounted for on a trade date basis and market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined on the specific identification method. Unrealized holding gains and losses, net of any tax effect, are recorded as a component of other comprehensive income.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate totaled $538,000 at December 31, 2003 and $1.3 million at December 31, 2002.

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost. Depreciation, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the assets’ estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Project management and installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in each of the three years in the period ended December 31, 2003. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Capitalized Software Development Costs

Financial accounting standards require the capitalization of development costs for software to be marketed or sold after technological feasibility of the software is established. Due to the relatively short period between technological feasibility of a product and the completion of product development and the insignificance of related costs we generally do not capitalize software development costs.

Acquisitions

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we utilize the purchase method of accounting for business combinations. Business combinations accounted for under the purchase method include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. There was no impairment of goodwill upon adoption of SFAS No. 142. Goodwill is not amortized and is tested for impairment at the reporting unit level, which consists of our business units, annually, as of October 1st, or more frequently if a significant event occurs. Intangible assets with a finite life are amortized based on estimated discounted cash flows over weighted average useful lives. Prior to the adoption of SFAS No. 142, goodwill and intangible assets were amortized using the straight-line method over periods ranging from three to 20 years.

Warranty

We offer standard warranty terms on most product sales of between one and three years and a longer warranty term for certain components of products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty accrual is included in accounts payable and accrued expenses. The long-term warranty accrual includes estimated warranty costs for the period beyond one year. Warranty expense was approximately $15.6 million and $5.3 million for the years ended December 31, 2003 and 2002, respectively.

A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Beginning balance, January 1	$9,439	$6,327
Standard accrual	7,185	5,262
Adjustments to pre-existing items	8,378	—
Utilization of accrual	(7,527)	(2,150)

Ending balance, December 31	17,475	9,439
Less: current portion of warranty	13,939	4,567

Long-term warranty	$3,536	$4,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

An estimated loss for a contingency is charged to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. We establish a valuation allowance for the portion of the deferred tax asset we may not be able to utilize.

Foreign Exchange

Our consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included in other comprehensive income in shareholders’ equity net of tax, as the transactions are considered to be of a long-term investment nature.

Revenue Recognition

Sales revenues consist of hardware, software license fees, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

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

We recognize revenues from hardware at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue recognition is dependent upon the existence of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE affects the timing of revenue recognition, which can vary from recognizing revenue at the time of delivery of each element, to the percentage of completion method, or ratably over the performance period. If the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

implementation services are essential to the software arrangement, revenue is recognized using the percentage of completion methodology. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.3 million, $979,000 and $633,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised and dilutive convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest expense adjusted accordingly (if converted method).

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to continue to apply APB 25 in accounting for our stock-based compensation plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income
As reported	$10,478	$8,683	$13,450
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(4,133)	(3,300)	(2,139)

Pro forma net income	$6,345	$5,383	$11,311

Basic earnings per share
As reported	$0.51	$0.45	$0.86
Pro forma	0.31	0.28	0.72
Diluted earnings per share
As reported	$0.48	$0.41	$0.75
Pro forma	0.30	0.26	0.63

The weighted average fair value of options granted was $18.17, $17.45 and $8.05 during 2003, 2002 and 2001, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	77.3%	86.7%	84.3%
Risk-free interest rate	2.9%	4.2%	5.4%
Expected life (years)	4.6	5.0	5.0

Reclassifications

Certain amounts in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions are to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not have any financial instruments to which this statement would apply.

In May 2003, the FASB ratified the consensus on Emerging Issues Task Force (EITF) 01-08, Determining Whether an Arrangement Contains a Lease, which provides guidance on when an arrangement represents a lease transaction and requires the application of SFAS No. 13, Accounting for Leases. The guidance is effective for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements entered into or modified after June 30, 2003. The provisions of this guidance may impact our accounting for future outsourcing contracts. We have not entered into or modified any arrangements subsequent to June 30, 2003 to which this guidance may apply.

Note 2:    Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of United States (U.S.) government and agency paper, money market funds, repurchase agreements, master notes and certificates of deposits. During the year ended December 31, 2002, we liquidated our short-term investments, and realized a gain of $27,000. Cost was determined using the specific identification method in computing the realized gain in 2002. There were no significant realized gains or losses on short-term investments for the years ended December 31, 2003 and 2001. No interest income was earned on short-term investments for the year ended December 31, 2003. Interest income earned on short-term investments was $486,000 and $658,000 for the years ended December 31, 2002 and 2001, respectively.

Note 3:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$10,478	$8,683	$13,450
Weighted average shares outstanding	20,413	19,262	15,639

Basic net income per share	$0.51	$0.45	$0.86

Diluted earnings per share:
Net income available to common shareholders	$10,478	$8,683	$13,450
Interest on convertible debt, net of income taxes	—	171	637

Adjusted net income available to common shareholders, assuming conversion	$10,478	$8,854	$14,087

Weighted average shares outstanding	20,413	19,262	15,639
Effect of dilutive securities:
Employee stock options	1,327	1,690	1,644
Convertible debt	—	428	1,551

Adjusted weighted average shares	21,740	21,380	18,834

Diluted net income per share	$0.48	$0.41	$0.75

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At December 31, 2003, 2002 and 2001, we had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options outstanding of approximately 3.9 million, 3.5 million and 3.4 million at average option exercise prices of $13.22, $11.54 and $9.66, respectively. Approximately 589,000, 157,000 and 594,000 stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, because they were anti-dilutive. These options could be dilutive in future periods.

The dilutive effect of our convertible subordinated notes is calculated using the if converted method. Under this method, the after-tax amount of interest expense related to the convertible debt is added back to net income. In 2001 and for a portion of 2002, we had subordinated convertible debt outstanding with conversion prices of $9.65, representing 1.5 million shares, and $23.70, representing an additional 1.6 million shares. During April and May of 2002, we exercised our option to redeem our subordinated convertible debt. All holders of the notes chose to convert their notes into common stock as opposed to redeem them. In both 2001 and 2002 certain portions of the convertible debt shares were excluded from the earnings per share calculation, as they were anti-dilutive.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under this repurchase authorization.

In May 1998, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During the years ended December 31, 2002 and 2001, we repurchased 807,900 shares at an average price of $15.54 and 85,100 shares at an average price of $22.42, respectively, which along with shares purchased in the prior year, completed the repurchase program.

In December 2002, we amended and restated our Articles of Incorporation to authorize ten million shares of preferred common stock with no par value. The amendment brings the total number of authorized common and preferred shares to 85 million. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred stock at the time outstanding shall be entitled to be paid the preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Certain Balance Sheet Components

	At December 31,
	2003	2002
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $695 and $1,291)	$62,770	$47,496
Unbilled revenue	8,012	10,075

Total accounts receivable	$70,782	$57,571

Inventories
Materials	$4,081	$4,304
Work in process	777	804
Finished goods	11,006	10,322

Total manufacturing inventories	15,864	15,430
Service inventories	173	230

Total inventories	$16,037	$15,660

Property, plant and equipment
Machinery and equipment	$30,905	$31,133
Equipment used in outsourcing	16,093	15,987
Computers and purchased software	33,268	34,029
Buildings, furniture and improvements	21,349	20,373
Land	1,735	1,735

Total cost	103,350	103,257
Accumulated depreciation	(60,532)	(61,500)

Property, plant and equipment, net	$42,818	$41,757

Depreciation expense was $9.4 million, $7.8 million and $8.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

There was no provision to increase the allowance for doubtful accounts in 2003. Provisions to the allowance for doubtful accounts were $839,000 and $2.1 million in 2002 and 2001, respectively. There were no recoveries of previously charged-off accounts in 2003, 2002 or 2001.

Note 5:    Business Combinations

Silicon Energy Corp.:    On March 4, 2003, we acquired Silicon Energy Corp. (Silicon), a leading provider of enterprise energy management software and services to utilities and large energy users, for consideration equal to $71.1 million in cash, plus other direct transaction costs of approximately $1.3 million, less cash acquired of approximately $1.4 million. Of the consideration, approximately $6.4 million was retained in an indemnification escrow account, which terminates March 2005, to cover certain representations and warranties issued by Silicon. The amount of merger consideration was subject to a working capital adjustment that was finalized within 45 days from closing. No working capital adjustment was required. We acquired Silicon utilizing cash on hand and the proceeds from a $50 million term loan, repayable over three years with equal quarterly principal payments. The annual interest rate on the term loan at closing was approximately 3.8% and will vary according to market rates and our consolidated leverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the IPR&D was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003 and recorded within operating expenses. Other identifiable intangible assets with a total value of $14.3 million are being amortized over the lives of the estimated discounted cash flows assumed in the valuation models. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following condensed financial information reflects a preliminary allocation of the purchase price based on the estimated fair values of the assets and liabilities. The fair values of the majority of the assets and liabilities have been finalized. However, we continue to assess the allocation of fair value to assets and liabilities acquired and expect to make final adjustments in the quarter ended March 31, 2004.

	Fair Value	Weighted Average Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,249
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	28
Customer relationships/contracts	4,400	35
Customer backlog	2,600	13
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,605

Net assets acquired	$71,054

LineSoft Corporation:    In March 2002, we acquired LineSoft Corporation (LineSoft), a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuilding of utility T&D infrastructure. The purchase price was $43.5 million, distributed as $20.9 million in cash and 848,870 shares of common stock valued at $25.68 per share, plus acquisition expenses of $1.6 million. A working capital adjustment decreased the purchase price by $784,000. The value of the common shares issued was determined based on the average market price of our common shares over a specified period prior to closing. In addition, we are required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 are exceeded. Any earnout payments will be paid half in cash and half in our common stock. If an earnout is required, the purchase price will be increased by the fair value of the payment. The 2003 revenue target was not exceeded and an earnout was not recorded. We do not expect the 2004 revenue target to be exceeded and therefore, it is unlikely an earnout payment will be required in 2004.

We replaced a pre-existing non-recourse loan in the amount of $2.0 million to the former Chief Executive Officer of LineSoft with a new non-recourse promissory note, secured with our common stock, in the same amount. At December 31, 2002, the loan balance was approximately $473,000 and bore interest at an annual rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 6.0%. The replacement note matured on May 11, 2003 and to settle the note, the remaining shares that secured the note were transferred to us. The fair value of the shares was less than the outstanding balance on the note resulting in an expense of approximately $170,000 during 2003 to write-off the residual value of the note.

An independent valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and customer contracts. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. In addition to the amortizable intangible assets identified, IPR&D was also identified. A fair value of $7.2 million attributed to IPR&D was determined utilizing the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included, the utilization of core technology, the complexity, cost and time to complete development, any alternative future use or current technological feasibility and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft and venture capital rates of return. The discount rate used in the valuation of all IPR&D projects was 25 percent. We expensed the IPR&D in 2002 and are amortizing the core-developed technology and customer contracts over weighted average useful lives of 29 and 30 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Regional Economic Research, Inc.:    In October 2002, we acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The initial purchase price of $14.3 million consisted of $13.9 million paid in cash, plus acquisition expenses of $428,500. We are required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 are exceeded. RER exceeded the defined revenue target established for 2003 and we accrued a liability of $1.8 million for the expected earnout payment. The purchase price was increased by the earnout and recorded as an addition to goodwill. We expect that the 2004 revenue target will be exceeded and that an additional earnout in the range of $1.0 to $2.0 million will be required in 2004. The form of the anticipated earnout is payable in cash and/or our common stock based solely upon our discretion. The 2003 earnout will be paid in cash on or before March 31, 2004.

An independent valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and software license renewal contracts. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. Amortization periods for the core-developed technology and software license renewal contracts are 49 and 45 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

eMobile Data Corporation:    Also in October 2002, we acquired eMobile Data Corporation (eMobile), a British Columbia, Canada based company that provides wireless, web-based workforce management solutions for the utility industry. The purchase price of $9.4 million consisted of $6.4 million of cash, $2.5 million of non-cash consideration and $487,800 of acquisition expenses. A working capital adjustment decreased the purchase price by $28,500. During the year ended December 31, 2001, we loaned $2.0 million in the form of a convertible note to eMobile which, with accrued and unpaid interest, was considered part of the purchase price in 2002.

An independent valuation was performed to identify and value the acquired intangible assets. The significant asset identified related to core-developed technology. The fair values of the acquired intangible assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. The amortization period for the core-developed technology is 30 months. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following is a summary of our 2002 acquisitions, the respective purchase price and the allocation of the purchase price based on the foreign currency exchange rate and estimated fair values at the date of acquisition, and the weighted average useful lives of the identified intangible assets.

	LineSoft	Wtd Ave Life (mos)	RER	Wtd Ave Life (mos)	eMobile	Wtd Ave Life (mos)
	(in thousands)
Fair value of net assets assumed	$5,336		$1,736		$(222)
Intangible assets—amortizable:
Core/developed technology	5,600	29	3,230	49	3,600	30
Customer/software contracts	1,250	30	1,460	45	—	n/a
Other	565	14	120	47	410	28
In-process research and development	7,200	n/a	—	n/a	—	n/a
Goodwill	23,568	n/a	9,642	n/a	5,629	n/a

Total	$43,519		$16,188		$9,417

Goodwill related to the eMobile acquisition was fully deductible for tax purposes, while goodwill related to Silicon, LineSoft and RER is not deductible. Goodwill and intangible assets were allocated to our defined reporting units based on the acquired entities’ percentage of forecasted revenue contributed to each reporting unit. The allocation was as follows:

	Silicon	LineSoft	RER	eMobile
Reporting unit
Electric	60%	96%	85%	68%
Natural Gas	8	3	7	17
Water and Public Power	13	1	8	15
End User Solutions	19	—	—	—

	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma results for the years ending December 31, 2003 and 2002 are based on the individual historical results of Itron, Inc., Silicon and LineSoft (prior to the acquisitions on March 4, 2003 for Silicon and March 12, 2002 for LineSoft) with adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on Silicon’s debt, which was paid in full upon acquisition, Silicon’s line of credit paid in full and the change in tax provision. The pro forma results are presented solely as unaudited supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transactions in fact occurred at an earlier date, nor are they representative of results for any future date or period. The acquisitions of RER and eMobile have been excluded from the pro forma results as such amounts are immaterial.

	Pro forma
	2003	2002
	(in thousands, except per share data)
Revenues	$318,687	$304,435
Gross profit	143,238	142,348
Operating expenses	125,405	141,869
Other income (expense)	7,789	(1,199)
Net income (loss)	15,758	(442)
Basic net income per share	$0.77	$(0.02)
Diluted net income per share	$0.72	$(0.02)

Weighted average shares assumed outstanding
Basic	20,413	19,477
Diluted	21,740	21,167

Note 6:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of December 31, 2003 and 2002 were as follows:

	Gross Assets 12/31/03	Accumulated Amortization 12/31/03	Gross Assets 12/31/02	Accumulated Amortization 12/31/02
	(in thousands)
Core-developed technology	$18,330	$(5,553)	$12,437	$(855)
Patents	7,088	(3,952)	7,088	(3,524)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	3,935	(2,711)	2,480	(2,347)
Customer contracts	5,650	(1,237)	2,710	(354)
Other	5,101	(3,672)	1,107	(437)

Total identified intangible assets	$45,169	$(22,190)	$30,887	$(12,582)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense on identified intangible assets was approximately $9.6 million in 2003, $2.4 million in 2002 and $737,000 in 2001. Estimated amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2004	$8,108
2005	6,032
2006	3,251
2007	1,893
2008	1,380
Beyond 2008	2,315

Note 7:    Goodwill

We completed our initial impairment test of goodwill during the second quarter of 2002, and our annual impairment test in the fourth quarters of 2003 and 2002, and concluded that no impairment adjustment was required. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with acquisitions made during 2002. In addition, the goodwill balance increased approximately $1.3 million with a corresponding increase in other comprehensive income, due to changes in currency exchange rates from December 31, 2002 to December 31, 2003. Goodwill increased in 2002 due to the acquisitions of LineSoft, RER and eMobile. Adjustments to goodwill represent the earnout payment accrued for RER at December 31, 2003 as well as other purchase accounting adjustments recorded in 2003 related to the 2002 acquisitions of LineSoft, RER and eMobile. The change in goodwill for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	(in thousands)
Beginning balance, January 1	$44,187	$6,616
Goodwill acquired	43,605	37,571
Goodwill adjustments	1,268	—
Effect of change in exchange rate	1,325	—

Ending balance, December 31	$90,385	$44,187

The following table reflects adjustments to our consolidated results had the adoption of SFAS No. 142 occurred at the beginning of 2001:

	Pro forma
	2003	2002	2001
	(in thousands, except per share data)
Net income, as reported	$10,478	$8,683	$13,450
Goodwill amortization, net of tax effect	—	—	456

Adjusted net income	$10,478	$8,683	$13,906

Basic net income per share, as reported	$0.51	$0.45	$0.86
Goodwill amortization, net of tax effect	—	—	0.03

Adjusted basic net income per share	$0.51	$0.45	$0.89

Diluted net income per share, as reported	$0.48	$0.41	$0.75
Goodwill amortization, net of tax effect	—	—	0.02

Adjusted diluted net income per share	$0.48	$0.41	$0.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects goodwill allocated to each business unit at December 31, 2003 and 2002:

	Electric	Natural Gas	Water and Public Power	International	End User Solutions	Total
	(in thousands)
Goodwill balance at December 31, 2001	$3,413	$894	$2,309	$—	$—	$6,616
Goodwill acquired	33,744	2,070	1,757	—	—	37,571

Goodwill balance at December 31, 2002	37,157	2,964	4,066	—	—	44,187
Goodwill acquired	26,068	3,659	5,421	—	8,458	43,606
Goodwill adjustments	959	138	170	—	—	1,267
Effect of change in exchange rate	904	226	195	—	—	1,325

Goodwill balance at December 31, 2003	$65,088	$6,987	$9,852	$—	$8,458	$90,385

Note 8:    Investments in and Loans to Affiliates

Investments in Affiliates

We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. This investment is accounted for under the equity method of accounting.

During 2001, we invested $500,000 in International Utility Information Systems Corporation (IUISC), an early stage company developing home energy gateway communication technology. The investment was accounted for under the cost method as we did not exercise significant influence over the company. We have not been able to obtain financial statements from the CEO of the company. Given that and other factors, we believe IUISC ceased operations during 2003. Consequently, we wrote-off our 10% ownership interest, resulting in a $500,000 charge to other income (expense) in 2003.

During December 2002, we liquidated our 50% investment in Ensite. Ensite was created as a partnership with another utility, and its purpose was to serve as a marketing vehicle for a defined territory comprised of and surrounding the utility’s service territory. No gain or loss resulted from the liquidation.

Balances and equity in earnings relating to these investments, which are reflected in other assets, are as follows:

	Balances at December 31,		Equity in earnings for the Year Ended December 31,
	2003	2002	2003	2002	2001
	(in thousands)
Servatron	$1,321	$1,242	$79	$97	$85
IUISC	—	500	—	—	—
Ensite	—	—	—	29	157

Loans to Affiliates

We loaned $500,000 to Servatron, in addition to our equity investment, at an interest rate equal to prime plus 700 basis points through January 2003. Servatron paid the balance in full during the year ended December 31, 2002.

In March 2003, we loaned $405,000 to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which is developing internet-based energy monitoring and management software and services. The form of the loan is a convertible note with a term of four years. In March 2002, we loaned $2.0 million to Lanthorn as a convertible note with a five year term. The loan balances are included within other noncurrent assets. The notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at December 31, 2003, they would have converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We have also entered into a distribution and licensing agreement with Lanthorn, which gives us non-exclusive distribution and licensing rights. Lanthorn has not yet produced any significant revenue. In December 2003, due to a consideration of the estimated fair market value of Lanthorn as indicated by Lanthorn’s last round of financing, we recorded a $1.9 million impairment to the loans and accrued interest, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for the principal.

During 2001, we invested $850,000 in an early stage company (Metering Services.Com Corporation), which was developing a meter reading service. The company ceased its operations during 2001 and we wrote-off our equity investment of $500,000 and a note receivable of $350,000, resulting in an $850,000 charge to equity in affiliates in 2001.

Note 9:    Debt

Term Loan Debt and Revolving Credit Line

On March 4, 2003, we entered into a secured credit facility for $105 million. At December 31, 2003, the secured credit facility was reduced to $92.5 million due to principal payments on the term loan. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility consists of a $50 million three year term loan to finance a potion of the Silicon acquisition, which had an outstanding balance of $37.5 million at December 31, 2003. The term loan is payable with equal quarterly principal payments. Remaining principal payments under the term loan are $16,667,000 in 2004 and 2005 and $4,166,000 in 2006. The annual interest rate on the term loan will vary according to market rates and our consolidated leverage ratio. The weighted average interest rate during 2003 was approximately 3.5%. Our requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years has been waived to March 31, 2004. Interest expense related to the term loan in 2003 was approximately $1.4 million.

In addition to the term loan, the credit facility provides a $55 million revolving credit line with a three year term, which was available for general use at December 31, 2003. Borrowings of $10.0 million were outstanding on the revolving credit line at December 31, 2003. Interest expense related to the revolving credit line in 2003 was approximately $16,000 based on a weighted average interest rate during 2003 of approximately 3.9%.

At December 31, 2003, $15.0 million of the revolving credit line was utilized by outstanding standby letters of credit resulting in $30 million available for additional borrowing. We incur an annual commitment fee on the unused portion of the available revolving credit line, which varies according to our consolidated leverage ratio. The annual commitment fee at closing was 0.375%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee based on our consolidated leverage ratio for outstanding letters of credit. The letter of credit fee at closing was 2.625%. The annual commitment and letter of credit fees are paid on a quarterly basis. In 2003, annual commitment and letter of credit fee expenses were approximately $701,000. Approximately $1.9 million in upfront fees for the credit facility were paid at closing. The upfront fees are being amortized over the life of the credit facility using the effective interest rate method.

The credit facility contains financial covenants which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio was below the minimum required according to a covenant in our loan agreement. In early February 2004, we received a waiver of compliance with the covenant from our lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our acquisition of SEM, we intend to replace our current credit facility with $365 million of new debt for a net increase in our debt facilities of approximately $272.5 million. On December 17, 2003, on a documentary or “paper” basis we closed a new $240 million senior secured credit facility comprised of a replacement $55 million revolving credit line and a $185 million seven year term loan. The new facility does not permit borrowing until certain conditions are satisfied, including closing the acquisition of SEM. Without the satisfaction of the remaining conditions the new credit facility expires the later of March 31, 2004, or the deadline date of the SEM acquisition agreement, but no later than May 15, 2004. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates of LIBOR plus 2.75% for the revolving line of credit and LIBOR plus 2.25% for the term loan.

If we are unable to complete the final or financial closing of the new credit facility by March 31, 2004, or thereafter, in respect of our existing credit facility, we anticipate we will be below the minimum required fixed charge coverage ratio covenant referred to above for the first three quarters of 2004 and a debt leverage ratio covenant for the quarter ended March 31, 2004, due in part to a four quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan has been classified as a current liability at December 31, 2003.

With the signing of our current credit facility in March 2003, our former $35 million credit line was terminated. At December 31, 2002, the maximum amount we could borrow under the former credit line was $20 million due to outstanding standby letters of credit of $15.0 million. The former credit line was secured by accounts receivable, inventory and general intangibles, excluding intellectual property. We paid an origination fee of 0.125% for the line of credit and paid an annual commitment fee of 0.125% on the unused portion of the available line of credit. We paid an issuance fee of 0.9% per annum for outstanding letters of credit. No borrowings were outstanding at December 31, 2002.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we entered into a note secured by the assets of the project. Principal payments due under the note are $739,000 in 2004, $797,000 in 2005, $860,000 in 2006, $927,000 in 2007, $1.0 million in 2008 and $440,000 million thereafter.

	At December 31,
	2003	2002
	(in thousands)
Secured note payable with principal and interest payments of 7.6% until maturity on May 31, 2009	$4,763	$5,447

Mortgage Note Payable

In January 2002, we paid in full a secured mortgage note payable to a shareholder at a discounted amount of $4.9 million, resulting in a gain of $200,000, which is included in other income (expense) in 2002. The note was incurred in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington, required principal and interest payments of 9% and was scheduled to mature in August 2015.

Convertible Subordinated Debt

We completed a $63.4 million convertible subordinated note offering in March and April of 1997. Interest of 6.75% on the notes was payable semi-annually on March 31 and September 30 of each year until maturity on March 31, 2004. In February 1999, we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The exchange notes had the same maturity date, interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment dates and rate of interest as the original notes. Both the original notes and the exchange notes had no sinking fund requirements and were redeemable, in whole or in part, at our option at any time on or after April 4, 2000, (for the original notes) or March 12, 2002 (for the exchange notes). The notes were convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. In 2000, we repurchased $3.8 million of notes from a holder for $2.1 million. During 2001, $146,000 of notes were converted to common stock by individual holders. During 2002, the remaining $53.3 million of convertible notes, along with accrued interest of $142,000, were converted into common stock by individual holders, less unamortized debt issuance costs of $347,000.

Note 10:    Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2003 and 2002, and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash and cash equivalents:    Due to the liquid nature of these instruments, the carrying value approximates fair value.

Accounts receivable:    The fair value approximates book value as we expect receipt in the near term.

Short-term borrowings:    The carrying value approximates fair value as the interest rate varies according to market rates.

Term loan debt:    The carrying value approximates fair value as the interest rates are periodically adjusted to market rates by our lenders.

Project financing debt:    The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$6,240	$6,240	$32,564	$32,564
Accounts receivable, net	70,782	70,782	57,571	57,571
Short-term borrowings	10,000	10,000	—	—
Term loan debt	37,500	37,500	—	—
Project financing debt	4,763	4,860	5,447	5,647

Note 11:    Restructurings

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems (EIS) group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. As of March 31, 2003, substantially all of the 40 employees were terminated and severance payments were made. The restructuring was complete in 2003.

In the fourth quarter of 2002, we announced plans to restructure our European operations and recorded a charge of approximately $3.1 million. The charge included approximately $866,000 related to lease terminations, $1.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million related to employee severance liabilities, $347,000 related to inventory and fixed asset write-downs and $641,000 related to the reclassification of cumulative translation adjustments. An additional restructuring charge of approximately $216,000 was recorded during 2003 to write-down additional fixed assets, and approximately $43,000 was recorded during 2003 for additional lease termination charges. The restructuring involved a reduction in workforce of approximately 30 employees in Vienne, France. At December 31, 2003, substantially all of the employees were terminated and substantially all benefits were paid or charged against the accrual.

Accrued liabilities associated with Company-wide restructuring efforts were approximately $153,000 and $2.4 million at December 31, 2003 and 2002, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2001	$131	$447
Addition/adjustments to accruals	1,263	866
Cash payments	(131)	(136)

Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	247
Cash payments	(3,196)	(1,299)

Accrual balance at December 31, 2003	$28	$125

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our continued ability to sublease vacant space under a non-cancelable operating lease through 2006.

Note 12:    Development Agreements

We received funding to develop certain products under joint development agreements with several companies. We retain the intellectual property rights to the products that are developed. Funding received under these agreements is credited against product development expenses. One agreement required us to pay royalties on sales of products incorporating certain AMR technologies. The royalty agreement expired in June 2003. Funding received and royalty expense under these arrangements was as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Funding received	$287	$563	$391
Royalties paid	$355	$786	$605

Note 13:    Warranty and Maintenance Agreement

In March 2000, we sold our network-based automated meter reading (AMR) system in Pittsburgh, Pennsylvania, that we used to provide Duquesne Light Company (Duquesne) with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. Negotiations commenced in 1999, and in anticipation of the sale, we recorded a $49.8 million loss on the sale in 1999.

In March 2000, we entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we provide certain maintenance and support services for the system through December 31, 2013. The warranty and maintenance agreement provided for the receipt of approximately $10 million ratably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the term of those services and we expected to incur approximately $24.3 million in expenses. As such, we recorded a forward loss of $14.3 million in the fourth quarter of 1999 related to this agreement. In connection with our performance responsibilities, we provided a $5 million standby letter of credit.

Effective May 1, 2003, we amended the warranty and maintenance agreement. We will continue to provide certain maintenance and support services for the system through December 31, 2013, however, the scope and nature of the services to be provided were reduced. We paid $4.0 million to Duquesne in consideration for the reduced scope of services, which did not impact earnings in 2003 as it was charged to our forward loss accrual. In addition, the $5.0 million standby letter of credit required under the original agreement was reduced to $4.0 million under the terms of the amended agreement. The amended warranty and maintenance agreement provides for the receipt of approximately $7.3 million over the term of the agreement and we expect to incur $13.2 million in expenses to service the amended contract. In 2003, as a result of the amended agreement, we reduced the associated forward loss accrual by approximately $848,000, which is reflected in service cost of sales. The forward loss accrual balance at December 31, 2003 was $5.9 million.

Note 14:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

The domestic and foreign components of income before taxes were:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$19,741	$22,195	$21,590
Foreign	(1,842)	(3,336)	(224)

Income before income taxes	$17,899	$18,859	$21,366

Expected federal income tax provision	$6,264	$6,600	$7,478
Change in valuation allowance	6,419	1,201	(1,222)
State income taxes	700	1,172	231
Goodwill amortization	—	—	317
Tax credits	288	17	276
Foreign operations	(1,322)	(2,301)	861
Write-off of foreign subsidiary	(5,119)	—	—
Meals and entertainment	260	164	102
Nondeductible charges for purchased research and development	350	2,808	—
Export sales benefit	(272)	—	—
Other, net	(147)	515	(127)

Total provision for income taxes	$7,421	$10,176	$7,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$312	$—	$4,589
State and local	625	108	264
Foreign	143	208	9

Total current	1,080	316	4,862
Deferred:
Federal	2,282	10,103	3,130
State and local	(251)	1,064	(39)
Foreign	(2,109)	(2,508)	1,185

Total deferred	(78)	8,659	4,276
Change in valuation allowance	6,419	1,201	(1,222)

Total provision for income taxes	$7,421	$10,176	$7,916

Net deferred income tax assets consisted of the following:

	At December 31,
	2003	2002
	(in thousands)
Deferred tax assets
Loss carryforwards	$46,503	$23,168
Tax credits	8,525	6,620
Accrued expenses	12,020	8,818
Inventory valuation	331	2,162
Long-term contracts	—	570
Other, net	467	—

Total deferred tax assets	67,846	41,338
Deferred tax liabilities
Depreciation and amortization	(7,705)	(2,825)
Other, net	—	(1,800)

Total deferred tax liabilities	(7,705)	(4,625)
Valuation allowance	(16,713)	(6,736)

Net deferred tax assets	$43,428	$29,977

At December 31, 2003, we had unused federal research and development tax credits of $5.7 million, including $1.1 million from the Silicon acquisition, which expire during the tax years 2004 – 2023 if not utilized. We have state research and development tax credits of $819,000, including $596,000 from the Silicon acquisition, available to offset future state tax liabilities indefinitely.

We also have $2.0 million of alternative minimum tax credits that are available to offset future federal tax liabilities indefinitely.

Federal loss carryforwards of $102.4 million expire during the tax years 2019 – 2023, including $59.0 million from the Silicon acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances of $16.7 million, $6.7 million and $5.5 million in 2003, 2002 and 2001, respectively, were provided for carryforwards attributable to various items for which we may not receive future benefits. During the current year we added approximately $1.8 million of valuation allowance from the Silicon acquisition and approximately $5.1 million from the write-off of a foreign subsidiary.

The tax benefit associated with equity compensation disqualifying dispositions was $1.2 million and $5.1 million in 2003 and 2002, respectively.

We assigned approximately $18.1 million of net deferred tax assets as a result of the Silicon acquisition.

Note 15:    Shareholder Rights Plan

On November 4, 2002, the Board of Directors authorized the implementation of a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, without par value. The Rights will separate from the common stock and become exercisable following the earlier of (i) the close of business on the tenth business day after a public announcement that a person or group (including any affiliate or associate of such person or group) has acquired beneficial ownership of 15% or more of the outstanding common shares and (ii) the close of business on such date, if any, as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding common shares, which could result in the offeror becoming the beneficial owner of 15% or more of the outstanding common shares (the earlier of such dates being the distribution date). After the distribution date, each Right will entitle the holder to purchase, for $160.00, one one-hundredth (1/100) of a share of Series R Cumulative Participating Preferred Stock of the Company (a Preferred Share) with economic terms similar to that of one common share.

In the event a person or group becomes an acquiring person, the Rights will entitle each holder of a Right to purchase, for the purchase price, that number of common shares equivalent to the number of common shares, which at the time of the transaction would have a market value of twice the purchase price. Any Rights that are at any time beneficially owned by an acquiring person will be null and void and nontransferable and any holder of any such Right will be unable to exercise or transfer any such Right. If, at any time after any person or group becomes an acquiring person, we are acquired in a merger or other business combination with another entity, or if 50% or more of its assets or assets accounting for 50% or more of its net income or revenues are transferred, each Right will entitle its holder to purchase, for the purchase price, that number of shares of common stock of the person or group engaging in the transaction having a then current market value of twice the purchase price. At any time after any person or group becomes an acquiring person, but before a person or group becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each Right for consideration per Right consisting of one-half of the number of common shares that would be issuable at such time on the exercise of one Right and without payment of the purchase price. At any time prior to any person or group becoming an acquiring person, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment as provided in the Rights Agreement. The Rights are not exercisable until the distribution date and will expire on December 11, 2012, unless earlier redeemed or exchanged by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. Following an event that renders the Rights exercisable or upon redemption of the Rights, shareholders may recognize taxable income.

Note 16:    Employee Benefit Plans

Employee Savings Plan

We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $1.8 million in 2003, $1.4 million in 2002 and $1.1 million in 2001.

Stock Option Plans

At December 31, 2003, we had three stock-based compensation plans in effect, only one of which we are currently granting options under. We apply APB 25 and related interpretations in accounting for our plans. The following table summarizes information about stock options outstanding at December 31, 2003 (including the weighted average remaining contractual life and the weighted average exercise price):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
$ 4.00 – $ 6.75	567	5.39	$5.70	495	$5.56
$ 7.00 – $ 8.66	1,196	6.75	7.55	681	7.79
$13.00 – $20.00	1,189	7.20	15.42	539	16.15
$20.01 – $27.52	909	8.17	21.66	383	23.28
$30.32 – $32.35	16	8.10	31.67	6	31.94
$58.75	10	2.33	58.75	10	58.75

	3,887	7.02	$13.22	2,114	$12.52

Under our three stock option plans, we have granted options to purchase shares of common stock to employees and non-employee directors at prices no less than the fair market value on the date of grant. Because all stock options were issued at fair value, no compensation cost has been recognized. Those options terminate ten years from the date granted. For grants to employees, and non-employee directors, the options become fully exercisable within three or four years from the date of grant. In addition, the plan provides for the granting of stock to non-employee directors. The price range of options exercised was $4.00 to $17.75 in 2003, $4.00 to $24.50 in 2002 and $0.86 to $24.50 in 2001. At December 31, 2003, there were 4.1 million shares of authorized but unissued common stock under the plans, of which options for the purchase of 192,619 shares were available for future grants. Share amounts and weighted average exercise prices are as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares (in 000’s)	Price	Shares (in 000’s)	Price	Shares (in 000’s)	Price
Outstanding at beginning of year	3,474	$11.54	3,402	$9.66	3,180	$9.97
Granted	844	18.17	849	17.45	1,117	8.05
Exercised	(280)	17.98	(737)	9.92	(842)	8.74
Cancelled	(151)	11.21	(40)	8.38	(53)	8.29

Outstanding at end of year	3,887	13.22	3,474	11.54	3,402	9.66

Options exercisable at year end	2,114	$12.52	1,457	$11.25	1,608	$11.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 91,223, 19,347 and 111,459 shares to employees in 2003, 2002 and 2001, respectively.

Note 17:    Other Related Party Transactions

During 2003, an officer of one of our customers held a position on our Board of Directors. Revenues from this customer were $372,000 in 2003. Accounts receivable from this customer were approximately $26,000 at December 31, 2003. During 2001 and 2002, three customers were also shareholders of the Company and had officers who held positions on our Board of Directors. In addition, one of those customers had a greater than 10% ownership in 2000. Revenues from these customers were $4.4 million in 2002 and $4.0 million in 2001. Accounts receivable from these customers were approximately $34,000 at December 31, 2003 and 2002. Interest expense related to the mortgage note payable to one of these customers was approximately $49,000 in 2002 and $464,000 in 2001. In January 2002, we paid $4.9 million, which represents a $200,000 discount, to this shareholder to fully satisfy our mortgage note.

We have a 30% interest in an affiliate that serves both as a contract manufacturer for some of our low volume products and as our handheld service repair depot. Purchases of low volume products and repair services from the affiliate were $13.6 million in 2003, $13.4 million in 2002 and $14.8 million in 2001. We sublease a portion of our Spokane facility to this affiliate. The lease agreement commenced in May 2000 and terminated in May 2003. In November 2002, the affiliate notified us of its intent to exercise the renewal option for one year. The base monthly lease payments of $14,430 are based on current market rates. The affiliate pays us for its share of operating cost of the subleased premises. The costs payable by the affiliate to us are based on the square footage of the leased premises. Accounts receivable from the affiliate were approximately $54,000 and $144,000 at December 31, 2003 and 2002, respectively. Additionally, we guarantee lease payments for certain equipment leased by the affiliate. The maximum future lease obligation of the guarantee at December 31, 2003 was $439,000.

We lease two facilities from former owners of RER, who are now current employees. The monthly lease expense is approximately $31,000. The lease agreements terminated in December 2003 and January 2004, respectively. The leases are currently month to month pending lease renewal negotiations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:    Commitments and Contingencies

Commitments

We have noncancelable capital leases for computer equipment and software, and operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rent expense under our operating leases was $8.0 million in 2003, $5.7 million in 2002 and $3.2 million in 2001. Receipts under our noncancelable subleases were $368,000 in 2003, $391,000 in 2002 and $353,000 in 2001. Assets under capital leases are included in the consolidated balance sheets as follows:

	At December 31,
	2003	2002
	(in thousands)
Computers and software	$150	$145
Accumulated depreciation	(144)	(122)

Net capital leases	$6	$23

Future minimum payments and sublease revenues at December 31, 2003, under the aforementioned leases and other noncancelable operating leases and subleases with initial or remaining terms in excess of one year are as follows:

	Minimum Payments	Sublease Revenues	Payments, Net
	(in thousands)
2004	$4,970	$303	$4,667
2005	3,179	217	2,962
2006	1,731	184	1,547
2007	1,437	—	1,437
2008	587	—	587
Thereafter	211	—	211

Total minimum lease payments	$12,115	$704	$11,411

During 2002, we entered into an exclusive distribution agreement with a company. The agreement required us to purchase a minimum of 2,500 units over a three year period. We completed the minimum purchase requirement during 2003.

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for the agreements entered into during the year ended December 31, 2003.

We maintain bid and performance bonds for certain customers. Bonds in force were $41.7 million and $40.3 million at December 31, 2003 and 2002, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

During 2003, we received a cancellation notice from a bonding company on a $25.0 million performance bond, based on policy changes at the bonding company, which cancellation became effective in February 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have negotiated a reduction in performance collateral, in the form of a bond, a letter of credit and/or escrowed cash totaling $17 million to $20 million, depending on the form. In January 2004, we replaced the bond with an $18 million letter of credit.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $15.0 million at December 31, 2003 and 2002. In March 2003, we issued a standby letter of credit in the amount of approximately $1.0 million to a third party landlord to guarantee a subsidiary’s lease payments on a facility. The standby letter of credit renews on an annual basis during the term of the lease, which expires in 2005. If we fail to make a scheduled lease payment, the landlord could draw up to the maximum amount specified on the standby letter of credit. In May 2003, we reduced a standby letter of credit from $5.0 million to $4.0 million as a result of an amendment to a long-term warranty and maintenance agreement with a customer (see Note 13).

We guarantee lease payments for certain equipment leased by an affiliated company. The maximum future lease obligation of the guarantee at December 31, 2003 was approximately $439,000. The lease and our guarantee terminate in 2006. In the event the affiliate is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorney fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters

On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million. The settlement includes payment for all royalties, attorneys’ fees and other items, including the assigned ownership of the patent to us. We accrued $7.4 million in 2002 and expensed $500,000 in 2003 related to this matter.

We are a party to various other lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business, none of which, in our opinion, are expected to have a material effect on our financial position or results of operations. None of the various other lawsuits or claims required the recognition of a liability as of December 31, 2003, as negative outcomes are not considered probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19:    Segment Information

Our organizational structure consists of five business units that focus on the customer segments that we serve. These business units are Electric, Natural Gas, Water and Public Power, International and End User Solutions. The Electric, Natural Gas, Water and Public Power and End User Solutions business units focus on the U.S. and Canadian business territories. The International business unit focuses on sales outside of the U.S. and Canada.

Revenues for each business unit may include hardware, software license fees, custom software development, field and project management services and engineering, consulting and installation services, post-sale maintenance support and outsourcing services. Inter-business unit revenues are immaterial. Within each business unit, costs of sales are based on standard costs, which include materials, direct labor and an overhead allocation based on projected production for the year. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Miscellaneous hardware costs and variances from standard costs are reported in Corporate costs of sales and are not allocated to the business units. Assets and liabilities are not allocated to the business units for management purposes. In addition to assets and liabilities, Corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, income tax expense and amortization expense are not allocated to the business units, nor included in the measure of segment profit or loss for management purposes. Approximately 35% of depreciation expense is allocated to the business units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has two primary measures for each of the business units: revenue and operating income. Operating income is defined as revenue, less (a) direct costs associated with that revenue, (b) warranty and miscellaneous service related expenses, (c) operating expenses directly incurred by the segment and (d) allocations of basic services (such as floor space and communication expense). Operating expenses directly associated with each business unit may include sales, marketing, product development or administrative expenses. Corporate expenses, which include product development, marketing, miscellaneous manufacturing and certain other corporate expenditures, are included in the table below to reconcile business unit activity to the consolidated statements of operations:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
Electric	$150,557	$136,782	$99,722
Natural Gas	56,036	50,353	35,694
Water and Public Power	93,609	84,069	65,072
International	14,369	13,638	25,067
End User Solutions	2,394	—	—

Total revenues	$316,965	$284,842	$225,555

Gross profit (loss)
Electric	$61,755	$62,968	$42,352
Natural Gas	34,029	28,818	19,370
Water and Public Power	37,659	35,771	28,791
International	3,854	5,094	8,621
End User Solutions	1,161	—	—
Corporate	5,096	(382)	(1,275)

Total gross profit	$143,554	$132,269	$97,859

Operating income (loss)
Electric	$50,212	$54,698	$37,201
Natural Gas	30,952	26,283	16,738
Water and Public Power	31,816	31,228	25,295
International	(2,508)	(5,242)	1,839
End User Solutions	(752)	—	—
Corporate	(88,026)	(88,825)	(55,213)

Total operating income	$21,694	$18,142	$25,860

Total other income (expense)	(3,795)	717	(4,494)

Income before income taxes	$17,899	$18,859	$21,366

We did not have any customers that accounted for more than 10% of our revenues in 2003. One Electric business unit customer accounted for approximately 12% and 15% of total Company revenues in 2002 and 2001, respectively.

Electric and Water and Public Power business units’ gross margin in 2003 were negatively impacted by the increase in warranty expense associated with a defective component within specific AMR modules. Electric and Water and Public Power incurred charges of approximately $6.2 million and $2.4 million, respectively, of the total $8.6 million adjustment to the warranty accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate gross profit in 2003 reflects a reclassification from Corporate of $1.2 million in warranty expense that was reclassified to the Natural Gas and Water and Public Power business units because it relates to specific warranty exposures in those business units. The original warranty expense was recorded in Corporate in 2002. The reclassification in 2003 did not have an impact on total Company warranty expense. In addition, in 2003, there was no bonus or profit sharing expense in Corporate cost of sales compared with approximately $1.9 million in 2002 and $1.4 million in 2001.

Note 20:    Pending Acquisition

On July 16, 2003, we entered into an agreement to acquire Schlumberger Electricity Metering (SEM) for $255 million, subject to a post-closing working capital adjustment. SEM is a leading manufacturer of electricity meters in the U.S. and Canada. By adding electricity meters to our existing portfolio of meter data collection technologies and software and consulting solutions we will be able to offer customers a highly integrated suite of products for measuring, gathering, delivering, analyzing and applying electricity usage data. We expect to finance the acquisition through the issuance of approximately $365 million in debt. We intend to use a portion of the financing to replace our existing credit line and pay off the outstanding balance of our existing term loan (see Note 9).

On July 28, 2003, we filed notification with the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) regarding our intent to acquire SEM. On August 28, 2003 we and SEM received a second request for information from the FTC regarding our filing. We are currently in substantial compliance with all FTC information requests. As an accommodation to concerns raised by the FTC regarding competition, we are completing negotiations of an agreement with a competing AMR vendor to license to them some of our electric meter module and certain other related technology. The license with the AMR vendor is contingent on closing the acquisition of SEM. We anticipate receiving HSR clearance and closing the acquisition early in the second quarter of 2004.

Note 21:    Subsequent Events

In January 2004 we began to implement a change in our organizational structure as we moved from profit and loss responsibility and reporting along business unit or market lines to two primary operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 70 employees, or 5%, of our workforce and will result in a restructuring charge of approximately $2.5 million in the first quarter of 2004.

The segment information presented in this Form 10-K is based on the organizational structure in place from 2000 through 2003. We expect to begin reporting under the new organization structure beginning with our second quarter results in 2004. At that time, historical amounts will be restated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results (Unaudited)

Quarterly results are as follows:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(in thousands, except per share and stock price data)
2003
Statement of operations data:
Total revenues	$74,645		$80,264	$82,079	$79,977		$316,965
Gross profit	36,862		39,354	39,528	27,810		143,554
Net income (loss)	$2,916		$4,173	$5,028	$(1,639	)(1)	$10,478

Basic net income (loss) per share	$0.14		$0.20	$0.25	$(0.08)		$0.51

Diluted net income (loss) per share	$0.14		$0.19	$0.23	$(0.08)		$0.48

Stock Price:
High	$20.74		$22.25	$24.16	$21.88		$24.16
Low	13.00		16.25	18.07	17.72		13.00

2002
Statement of operations data:
Total revenues	$62,075		$72,439	$73,057	$77,271		$284,842
Gross profit	27,287		33,851	34,349	36,782		132,269
Net income (loss)	$(2,970	)(2)	$6,325	$5,968	$(640	)(3)	$8,683

Basic net income (loss) per share	$(0.18)		$0.32	$0.29	$(0.03)		$0.45

Diluted net income (loss) per share	$(0.18)		$0.28	$0.27	$(0.03)		$0.41

Stock Price:
High	$32.30		$36.50	$26.98	$25.90		$36.50
Low	22.25		19.99	12.53	16.12		12.53

(1)	Net loss includes $8.6 million warranty charge and $2.4 million impairment of investments.
(2)	Net loss includes $7.4 million write-off of IPR&D associated with the LineSoft acquisition.
(3)	Net loss includes $7.4 million litigation accrual and $3.1 million restructuring expense.

ITEM 9: CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2003, or in any period subsequent to such date.

ITEM 9A:    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. In connection with the Company’s internal controls assessment, we have evaluated the controls surrounding appropriate segregation of duties and have detected areas for improvement or correction. As a result, we continue to improve and change our internal controls relating to the segregation of duties and have discussed these items with our independent accountants and our audit committee. Full implementation of these changes will continue into 2004. Notwithstanding these changes, sufficient procedures, policies and reviews exist to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004 (the 2003 Proxy Statement) sets forth certain information with regard to our directors and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11:    EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in the 2003 Proxy Statement sets forth certain information (except for those sections captioned “Compensation Committee Report on Executive Compensation” and “Performance Graph”, which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2003 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock and is incorporated herein by reference.

The section entitled “Equity Compensation Plan Information” appearing in the 2003 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Relationships and Related Party Transactions” appearing in the 2003 Proxy Statement sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Auditors’ Fees Report” appearing in the 2003 Proxy Statement sets forth certain information with respect to the principal accounting fees and services of the Registrant and is incorporated herein by reference.

The section entitled “Audit/Finance Committee Charter” Appendix B to the 2003 Proxy Statement sets forth certain information with respect to the audit committee’s pre-approval policies and procedures of the Registrant and is incorporated herein by reference.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (2) List of Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to the registrant’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (filed as Exhibit 3.1 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1	Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (filed as Exhibit 10.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated April 21, 2003 for its meeting of shareholder’s held on May 23, 2003—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

Exhibit Number	Description of Exhibits
10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with the Registrant.

10.8	Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.9	Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003.

12	Statement re Computation of Ratios

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

b) Reports on Form 8-K this quarter:

On October 16, 2003, Itron furnished a Form 8-K under Items 7 and 12 announcing the issuance of a press release regarding Itron, Inc.’s financial results for the three and nine months ended September 30, 2003.

On October 20, 2003, Itron furnished a Form 8-K under Item 9 regarding the issuance of a press release announcing the settlement of patent infringement litigation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 12th day of March 2004.

ITRON, INC.

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 12th day of March, 2003.

Signature	Title

/s/ LEROY D. NOSBAUM LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT D. NEILSON Robert D. Neilson	President and Chief Operating Officer and Director

/s/ DAVID G. REMINGTON David G. Remington	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL B. BRACY Michael B. Bracy	Director

/s/ MICHAEL J. CHESSER Michael J. Chesser	Director

/s/ TED C. DEMERRITT Ted C. DeMerritt	Director

/s/ JON E. ELIASSEN Jon E. Eliassen	Director

/s/ THOMAS S. FOLEY Thomas S. Foley	Director

/s/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/s/ SHARON L. NELSON Sharon L. Nelson	Director

/s/ MARY ANN PETERS Mary Ann Peters	Director

Signature	Title

/s/ S. EDWARD WHITE S. Edward White	Director

/s/ GRAHAM M. WILSON Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions	Balance at end of period
Description				Current	Noncurrent
	(in thousands)
Year ended December 31, 2001:
Short and long-term warranty	$5,734	$4,407	$3,814	$3,229	$3,098
Allowance for doubtful accounts	1,144	2,129	1,846	1,427	—

Year ended December 31, 2002:
Short and long-term warranty	$6,327	$5,262	$2,150	$4,567	$4,872
Allowance for doubtful accounts	1,427	839	975	1,291	—

Year ended December 31, 2003:
Short and long-term warranty	$9,439	$15,563	$7,527	$13,939	$3,536
Allowance for doubtful accounts	1,291	—	596	695	—

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to the registrant’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (filed as Exhibit 3.1 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1	Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (filed as Exhibit 10.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated April 21, 2003 for its meeting of shareholder’s held on May 23, 2003—File No. 0-22418)

10.4

Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s Report on Form 10-K dated March 28, 2002—File

No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with the Registrant.

1

Exhibit Number	Description of Exhibits

10.8	Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.9	Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)
10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)
10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)
10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)
10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)
10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)
10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)
10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003.
12	Statement re Computation of Ratios
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

2