Form 10-Q
period 2004-03-31
ITRON INC /WA/
filed 2004-05-10
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were outstanding 20,847,896 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$55,016	$63,917
Service	10,586	10,728

Total revenues	65,602	74,645
Cost of revenues
Sales	29,223	29,861
Service	6,507	7,922

Total cost of revenues	35,730	37,783

Gross profit	29,872	36,862
Operating expenses
Sales and marketing	9,073	8,437
Product development	10,515	10,158
General and administrative	6,914	7,773
Amortization of intangibles	2,027	1,888
Restructurings	2,382	2,165
In-process research and development	—	900

Total operating expenses	30,911	31,321

Operating income (loss)	(1,039)	5,541
Other income (expense)
Equity in affiliates	(8)	22
Interest income	17	169
Interest expense	(754)	(456)
Other income (expense), net	274	25

Total other income (expense)	(471)	(240)

Income (loss) before income taxes	(1,510)	5,301
Income tax (provision) benefit	772	(2,385)

Net income (loss)	$(738)	$2,916

Earnings per share
Basic net income (loss) per share	$(0.04)	$0.14

Diluted net income (loss) per share	$(0.04)	$0.14

Weighted average number of shares outstanding
Basic	20,656	20,239
Diluted	20,656	21,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At March 31, 2004	At December 31, 2003
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,289	$6,240
Accounts receivable, net	47,417	70,782
Inventories	19,416	16,037
Deferred income taxes, net	11,920	11,673
Other	4,493	4,557

Total current assets	88,535	109,289
Property, plant and equipment, net	44,684	42,818
Intangible assets, net	20,952	22,979
Goodwill	90,626	90,385
Deferred income taxes, net	32,586	31,755
Other	7,818	6,263

Total assets	$285,201	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,823	$26,236
Wages and benefits payable	10,179	10,711
Short-term borrowings	5,000	10,000
Current portion of debt	34,088	38,245
Current portion of warranty	10,442	13,939
Unearned revenue	10,558	12,004

Total current liabilities	92,090	111,135
Project financing debt	3,830	4,024
Warranty	3,733	3,536
Other obligations	7,335	7,550

Total liabilities	106,988	126,245

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity
Preferred stock	—	—
Common stock	202,502	200,567
Accumulated other comprehensive loss	(364)	(136)
Accumulated deficit	(23,925)	(23,187)

Total shareholders’ equity	178,213	177,244

Total liabilities and shareholders’ equity	$285,201	$303,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$(738)	$2,916
Non-cash charges (credits) to income:
Depreciation and amortization	4,440	4,121
Stock option and employee stock purchase plan income tax benefits	403	122
Equity in affiliates	8	(22)
Acquired in-process research and development	—	900
Realization of accumulative currency translation gains	(279)	—
Deferred income taxes provision (benefit)	(1,288)	2,511
Other, net	288	214
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23,365	11,348
Inventories	(3,379)	(355)
Accounts payable, accrued expenses and current portion of warranty	(6,839)	(1,200)
Wages and benefits payable	(532)	(9,276)
Unearned revenue	(1,536)	(2,249)
Long-term warranty and other obligations	72	(548)
Other, net	43	(708)

Cash provided by operating activities	14,028	7,774

Investing activities
Proceeds from the sale of property, plant and equipment	2	—
Acquisition of property, plant and equipment	(4,294)	(2,705)
Issuance of notes receivable	—	(405)
Acquisitions, net of cash and cash equivalents	—	(73,061)
Pre-acquisition costs	(1,626)	—
Payment of contingent purchase price for RER acquisition	(1,184)	—
Other, net	196	89

Cash used by investing activities	(6,906)	(76,082)

Financing activities
New borrowings	—	50,000
Change in short-term borrowings, net	(5,000)	—
Payments on debt	(4,347)	(166)
Issuance of common stock	1,442	585
Other, net	(168)	(1,812)

Cash provided (used) by financing activities	(8,073)	48,607

Decrease in cash and cash equivalents	(951)	(19,701)
Cash and cash equivalents at beginning of period	6,240	32,564

Cash and cash equivalents at end of period	$5,289	$12,863

Non-cash transactions:
Acquisition of RER, contingent purchase price payable	$113	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

In this Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, of Itron and our wholly owned subsidiaries. Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate totaled $1.1 million at March 31, 2004 and $538,000 at December 31, 2003, respectively.

Intangible Assets

Goodwill is not amortized and is tested for impairment at the reporting unit level, which consists of our business units, annually, as of October 1st, or more frequently if a significant event occurs. Intangible assets with a finite life are amortized based on estimated discounted cash flows over weighted average useful lives.

Warranty

We offer a one-year standard warranty on most of our hardware product sales and a three-month standard warranty on most of our software product sales. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for the period beyond one year. Warranty expense was approximately $313,000 and $2.4 million for the three months ended March 31, 2004 and 2003, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Beginning balance, January 1	$17,475	$9,439
Standard accrual	478	1,783
Adjustments to pre-existing items	(165)	656
Utilization of accrual	(3,613)	(1,091)

Ending balance, March 31	14,175	10,787
Less: current portion of warranty	10,442	5,843

Long-term warranty	$3,733	$4,944

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

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

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

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss)
As reported	$(738)	$2,916
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(972)	(999)

Pro forma net income (loss)	$(1,710)	$1,917

Basic net income (loss) per share
As reported	$(0.04)	$0.14
Pro forma	(0.08)	0.09
Diluted net income (loss) per share
As reported	$(0.04)	$0.14
Pro forma	(0.08)	0.09

The weighted average fair value of options granted was $19.17 and $14.09 during the three months ended March 31, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2004	2003
Dividend yield	—	—
Expected volatility	73.8%	76.4%
Risk-free interest rate	2.8%	2.9%
Expected life (years)	4.3	5.0

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the option is granted and the date the option is fully exercised. Factors to be considered in estimating the expected life are the vesting period of the option and the average period of time similar options have remained outstanding in the past.

Reclassifications

Certain amounts in 2003 have been reclassified to conform to the 2004 presentation.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss) available to common shareholders	$(738)	$2,916
Weighted average shares outstanding	20,656	20,239

Basic net income (loss) per share	$(0.04)	$0.14

Diluted earnings per share:
Net income (loss) available to common shareholders	$(738)	$2,916

Weighted average shares outstanding	20,656	20,239
Effect of dilutive securities:
Employee stock options	—	1,189

Adjusted weighted average shares	20,656	21,428

Diluted net income (loss) per share	$(0.04)	$0.14

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At March 31, 2004 and 2003, we had stock options outstanding of approximately 3.8 million and 3.6 million at average option exercise prices of $13.43 and $11.82, respectively. As a result of our net loss, approximately 2.1 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004. If we had net income for the three months ended March 31, 2004, approximately 1.2 million stock options would have been dilutive and approximately 952,000 stock options would have been excluded from the calculation of diluted earnings per share because they would be anti-dilutive. Approximately 630,000 stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 because they were anti-dilutive. These options could be dilutive in future periods.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under this repurchase authorization.

In December 2002, we amended and restated our Articles of Incorporation to authorize ten million shares of preferred common stock with no par value. The amendment brings the total number of authorized common and preferred shares to 85 million. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred stock at the time outstanding shall be entitled to be paid the preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at March 31, 2004 and December 31, 2003.

Note 3: Certain Balance Sheet Components

	At March 31, 2004	At December 31, 2003
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $737 and $695)	$39,918	$62,770
Unbilled revenue	7,499	8,012

Total accounts receivable, net	$47,417	$70,782

Inventories
Materials	$4,195	$4,081
Work in process	720	777
Finished goods	14,062	11,006

Total manufacturing inventories	18,977	15,864
Service inventories	439	173

Total inventories	$19,416	$16,037

Property, plant and equipment, net
Machinery and equipment	$31,702	$30,905
Equipment used in outsourcing	16,124	16,093
Computers and purchased software	35,411	33,268
Buildings, furniture and improvements	22,087	21,349
Land	1,735	1,735

Total cost	107,059	103,350
Accumulated depreciation	(62,375)	(60,532)

Property, plant and equipment, net	$44,684	$42,818

Depreciation expense was $2.4 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively.

The provision to the allowance for doubtful accounts was approximately $75,000 for the three months ended March 31, 2004. There was no provision to increase the allowance for doubtful accounts during the three months ended March 31, 2003. There were no recoveries of previously charged-off accounts during the three months ended March 31, 2004 or 2003.

Note 4: Business Combinations

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

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the in-process research and development (IPR&D) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003 and recorded within operating expenses. Other identifiable intangible assets with a total value of $14.3 million are being amortized over the lives of the estimated discounted cash flows assumed in the valuation models. Goodwill is assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following condensed financial information reflects the allocation of the purchase price based on the fair values of the assets and liabilities.

	Fair Value	Weighted Average Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,039
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	28
Customer relationships/contracts	4,400	35
Customer backlog	2,600	13
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,815

Net assets acquired	$71,054

Goodwill related to the Silicon acquisition was not deductible for tax purposes. Goodwill and intangible assets were allocated to our defined reporting units based on Silicon’s forecasted revenue to be contributed to each reporting unit. The allocation was as follows:

Reporting unit
Electric	60%
Natural Gas	8
Water and Public Power	13
End User Solutions	19

100%

The following pro forma results for the three months ended March 31, 2003 are based on the individual historical results of Itron and Silicon (prior to the acquisition on March 4, 2003) with adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on Silicon’s debt, which was paid in full upon acquisition, Silicon’s line of credit paid in full and the change in tax provision. The pro forma results are presented solely as supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transactions in fact occurred at an earlier date, nor are they representative of results for any future date or period.

Three months ending March 31, 2003	Pro Forma
(in thousands, except per share data)
Revenues	$76,367
Gross profit	36,637
Operating expenses	36,408
Other income (expense)	(560)
Net loss	(204)
Basic net loss per share	$(0.01)
Diluted net loss per share	$(0.01)

Weighted average shares assumed outstanding
Basic	20,239
Diluted	20,239

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of March 31, 2004 and December 31, 2003 were as follows:

	At March 31, 2004		At December 31, 2003
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
	(in thousands)
Core-developed technology	$18,330	$(6,807)	$18,330	$(5,553)
Patents	7,088	(4,045)	7,088	(3,952)
Capitalized software	5,065	(5,065)	5,065	(5,065)
Distribution and production rights	3,935	(2,781)	3,935	(2,711)
Customer contracts	5,650	(1,617)	5,650	(1,237)
Other	5,101	(3,902)	5,101	(3,672)

Total identified intangible assets	$45,169	$(24,217)	$45,169	$(22,190)

Amortization expense on identified intangible assets was approximately $2.0 million and $1.9 for the three months ended March 31, 2004 and 2003, respectively. Total amortization expense to be recognized over the remaining nine months in 2004 is approximately $6.1 million. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2005	$6,032
2006	3,251
2007	1,893
2008	1,380
Beyond 2008	2,315

Note 6: Goodwill

We completed our annual impairment test in the fourth quarter of 2003 and concluded that no impairment adjustment was required. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with the LineSoft Corporation, Regional Economic Research, Inc. (RER), and eMobile Data Corporation acquisitions made during 2002. In addition, the goodwill balance can increase or decrease, with a corresponding change in other comprehensive income (loss), due to changes in currency exchange rates from the beginning of the period. The change in goodwill for the three months ended March 31, 2004 and 2003 is as follows:

	Electric	Natural Gas	Water and Public Power	International	End User Solutions	Total
	(in thousands)
Goodwill balance at December 31, 2003	$65,088	$6,987	$9,852	$—	$8,458	$90,385
Goodwill adjustments	221	25	36	—	41	323
Effect of change in exchange rate	(56)	(14)	(12)	—	—	(82)

Goodwill balance at March 31, 2004	$65,253	$6,998	$9,876	$—	$8,499	$90,626

Goodwill balance at December 31, 2002	$37,157	$2,964	$4,066	$—	$—	$44,187
Goodwill acquired	24,704	3,467	5,138	—	8,015	41,324
Effect of change in exchange rate	279	70	60	—	—	409

Goodwill balance at March 31, 2003	$62,140	$6,501	$9,264	$—	$8,015	$85,920

Note 7: Debt

On March 4, 2003, we entered into a secured credit facility for $105 million and terminated our former $35 million credit line. At March 31, 2004, the secured credit facility was reduced to $88.3 million due to principal payments on the term loan. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility consists of a $50 million three year term loan to finance a portion of the Silicon acquisition, which had an outstanding balance of $33.3 million and $37.5 million at March 31, 2004 and December 31, 2003, respectively. The term loan is payable with equal quarterly principal payments. Remaining principal payments under the term loan are $12.5 million in 2004, $16.7 million in 2005 and $4.1 million in 2006. The annual interest rate on the term loan will vary according to market rates and our consolidated leverage ratio. The interest rate at March 31, 2004 was 5.5%. Our requirement to enter into an interest rate agreement to substantially fix or limit the interest rate on at least 50% of the term loan principal for a minimum of two years has been waived to June 30, 2004.

In addition to the term loan, the credit facility provides a $55 million revolving credit line with a three year term, which was available for general use at March 31, 2004. Borrowings of $5.0 million and $10.0 million were outstanding on the revolving credit line at March 31, 2004 and December 31, 2003, respectively. The interest rate at March 31, 2004 was 5.5%. At March 31, 2004, $23.0 million of the revolving credit line was utilized by outstanding standby letters of credit resulting in $27 million available for additional borrowings.

The credit facility contains financial covenants which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At March 31, 2004, our fixed charge coverage ratio and debt leverage ratio were not in compliance with the covenant requirements in our loan agreement. At December 31, 2003, our fixed charge coverage ratio covenant was below the minimum required according to our loan agreement. We have received waivers of compliance with the covenants from our lenders for March 31, 2004 and December 31, 2003.

In connection with our planned acquisition of Schlumberger Electricity Metering (SEM), we intend to replace our current credit facility with $365 million of new debt for a net increase in our debt facilities of approximately $276.7 million. On December 17, 2003, on a documentary or “paper” basis we closed a new $240 million senior secured credit facility comprised of a replacement $55 million revolving credit line and a $185 million seven year term loan. The new facility does not permit borrowing until certain conditions are satisfied, including closing the acquisition of SEM. Without the satisfaction of the remaining conditions the new credit facility currently expires at the deadline date of the SEM acquisition agreement, but no later than May 14, 2004. We intend to extend the terms of the new credit facility past May 14, 2004, if necessary. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates based on the London InterBank Offered Rate (LIBOR) plus 2.75% for the revolving line of credit and LIBOR plus 2.25% for the term loan.

If we are unable to satisfy the remaining conditions to borrowing under, the new credit facility, we anticipate that we will be below the minimum required fixed charge coverage ratio covenant under our existing credit facilities referred to above for the second and third quarters of 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements and the warranty accruals incurred in the fourth quarter of 2003. Consequently, the $16.6 million and $20.8 million long-term portion of our term loan has been classified as a current liability at March 31, 2004 and December 31, 2003, respectively.

Note 8: Restructurings

In January 2004 we began to implement a change in our organizational structure as we moved from segment reporting based on business units to three operations groups: hardware, software and business development. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we made headcount reductions and other spending adjustments. This restructuring was substantially complete in the first quarter of 2004, resulting in a charge of approximately $2.4 million in the first quarter of 2004. An additional restructuring charge of approximately $100,000 is expected in the second quarter of 2004.

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

In addition, as part of our European operations restructuring, a charge of approximately $216,000 was recorded during the first quarter of 2003 to write-down fixed assets. The restructuring was complete in 2003.

Accrued liabilities associated with Company-wide restructuring efforts were approximately $303,000 and $153,000 at March 31, 2004 and December 31, 2003, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	2,382	—
Cash payments	(2,222)	(10)

Accrual balance at March 31, 2004	$188	$115

Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,949	—
Cash payments	(2,408)	(90)

Accrual balance at March 31, 2003	$804	$1,087

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space.

Note 9: Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38.0% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended March 31, 2004 and 2003 were 51.1% and 45.0%, respectively. The 2004 quarterly rate was higher than the estimated annual effective income tax rate as a result of changes in estimated taxes due in future periods, partially offset by valuation allowance adjustments in the quarter ended March 31, 2004. The 2003 rate includes no tax benefit recognized for the $900,000 IPR&D expense since IPR&D charges are not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in 2003, the adjusted effective tax rate was 38.5%.

Note 10: Long Term Performance Plan

In February 2003, a Long Term Performance Plan (LTPP) for executive officers was established with awards contingent on the attainment of multi-year performance goals designed to drive long-term financial success and growth of the Company. At the beginning of each performance period, the specific range of goals and performance objectives are established by the Chief Executive Officer, approved by the Compensation Committee and presented to the Board of Directors. At the end of each performance period, payouts are determined based on actual performance against goals. Payouts will be made in the Company’s common stock (50%) and in cash (50%). Business results for the LTPP will be measured over three-year periods with new overlapping award cycles beginning each year. In order to phase in the LTPP, three performance cycles began on January 1, 2003: a one-year cycle, a two-year cycle and a three-year cycle. Thereafter a new three-year cycle will begin on January 1 of each year. Revenue and earnings growth, subject to a performance hurdle of return on capital, were the specific performance measures used for the first three performance cycles. In future cycles, other measures may be recommended and approved by the Compensation Committee.

The performance goals for the one-year cycle that began January 1, 2004 were not met for the three months ended March 31, 2004, and therefore, no payouts were earned for that cycle under the LTPP. The performance goals for the one-year cycle that began January 1, 2003 were not met for the year ended December 31, 2003, and therefore, no payouts were earned.

Note 11: Other Related Party Transactions

We have a 30% interest in an affiliate that serves both as a contract manufacturer for some of our low volume products and as our handheld service repair depot. We sublease a portion of our Spokane facility to this affiliate. The lease agreement commenced in May 2000 and, including extensions, terminates in May 2004. During the first quarter of 2004, the affiliate negotiated a new lease for the period from May 2004 to May 2006. The base monthly lease payments under the new lease will be approximately $16,000 and are based on current market rates. The affiliate pays us for its share of operating costs of the subleased premises. The costs payable by the affiliate to us are based on the square footage of the leased premises.

We lease two facilities from former owners of RER, who are now current employees. The monthly lease expense is approximately $39,000. The lease agreements terminated in December 2003 and January 2004, respectively. One of the leases was renewed on March 1, 2004 and includes monthly lease payments of approximately $37,000 through February 2008. The remaining lease is currently month to month.

Note 12: Commitments and Contingencies

Guarantees and Indemnifications

Under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for the agreements entered into during the three months ended March 31, 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $31.9 million and $41.7 million at March 31, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.0 million and $15.0 million at March 31, 2004 and December 31, 2003, respectively.

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

Note 13: Segment Information

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

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenues
Electric	$24,344	$39,203
Natural Gas	14,360	14,505
Water and Public Power	22,053	18,103
International	3,779	2,716
End User Solutions	1,066	118

Total revenues	$65,602	$74,645

Gross profit (loss)
Electric	$8,767	$20,595
Natural Gas	9,102	9,141
Water and Public Power	9,782	7,766
International	1,804	(93)
End User Solutions	569	17
Corporate	(152)	(564)

Total gross profit	$29,872	$36,862

Operating income (loss)
Electric	$6,381	$17,994
Natural Gas	8,595	8,386
Water and Public Power	8,347	6,529
International	155	(1,787)
End User Solutions	(32)	(185)
Corporate	(24,485)	(25,396)

Total operating income (loss)	(1,039)	5,541
Total other income (expense)	(471)	(240)

Income (loss) before income taxes	$(1,510)	$5,301

In January 2004, we began to implement a change in our organizational structure. Under the new structure, we are moving from segment reporting based on business units to three operations groups: hardware, software and business development. The segment information in this Form 10-Q is based on the segment reporting structure in place from 2000 through the first quarter of 2004. We expect to begin reporting segments under the new organizational structure starting with the second quarter of 2004. At that time, historical segment amounts will be restated where practicable.

We did not have any customers that accounted for more than 10% of our revenues for the three months ended March 31, 2004. One Electric business unit customer accounted for approximately 10% of total Company revenues for the three months ended March 31, 2003.

Note 14: Comprehensive Income (Loss)

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income (loss)	$(738)	$2,916
Change in foreign currency translation adjustments, net of tax	(228)	402

Total comprehensive income (loss)	$(966)	$3,318

Note 15: Pending Acquisition

On July 16, 2003, we entered into an agreement to acquire SEM for a purchase price of $255 million, subject to a post-closing working capital adjustment. We expect to borrow approximately $310 million under $365 million of new credit facilities to pay the purchase price, repay current borrowings and pay related fees and expenses. We intend to use a portion of the financing to refinance current borrowings under our existing revolving credit line and term loan, which had a combined balance of $38.3 million as of March 31, 2004.

On July 28, 2003, we filed notification with the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) regarding our intent to acquire SEM. As part of the approval process with the FTC we have negotiated and signed a license of certain of our existing electric meter module and other AMR technology to a competing third party company, which license agreement will become effective with the closing of the acquisition of SEM. We have now completed negotiations with the FTC for a Decision & Order, also known as a consent decree, and have signed the Decision & Order. The FTC staff is in the process of finalizing its recommendation to the Commission concerning the acquisition, which we expect to be favorable. We expect the FTC staff will forward its recommendation to the Commission shortly. A formal Commission approval process involving the sequential approval of individual Commission members will follow. We continue to expect that we will close the acquisition before the end of the second quarter of 2004.

As a result of several issues that developed concerning the sale of certain other assets of SEM, we are in the process of concluding the negotiation of amendments to certain terms and conditions of the acquisition, none of which amendments are expected to negatively alter the terms and conditions of the acquisition.

Note 16: Subsequent Events

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% senior subordinated notes, discounted at 99.265 to yield 7.875%, due in 2012. We intend to use the $124.1 million of gross proceeds from these notes, together with borrowings under our new $240 million senior secured credit facility (note 7), to finance the acquisition of SEM, repay the outstanding indebtedness under our existing credit facility and to pay related fees and expenses. Fixed annual interest will be paid every six months, commencing in November 2004. The notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by each of our current and future domestic subsidiaries. The notes contain customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

The proceeds of the notes will be held in escrow pending the completion of the SEM acquisition. If the acquisition is not completed by September 7, 2004, the proceeds from the notes will be returned, along with accrued interest and the notes’ discount amount.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with the 2003 audited financial statements and notes included in our Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 12, 2004.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) Federal Trade Commission clearance and the timing of the Schlumberger’s Electricity Metering (SEM) business acquisition, including completion of, or satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for our products, 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in law and regulation (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Form 10-K filed with the SEC on March 12, 2004.

Results of Operations

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end-use customers, wholesale power market participants and others.

From 2000 through the first quarter of 2004, our segment reporting structure consisted of business units that focus on the customer segments we serve. These business units are Electric, Natural Gas, Water and Public Power, International and End User Solutions. The Electric, Natural Gas, Water and Public Power and End User Solutions business units focus on the U.S. and Canadian business territories. The International business unit focuses on sales outside of the U.S. and Canada.

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

In January 2004, we began to implement a change in our organizational structure. In the new structure, we are moving from segment reporting based on business units to three operations groups: hardware, software and business development. The segment information presented in this Form 10-Q is based on the segment reporting structure in place from 2000 through the first quarter of 2004. We expect to begin reporting segments under the new organization structure starting with the second quarter of 2004. At that time, historical amounts will be restated where practicable.

Executive Highlights

In the first quarter of 2004 our revenues were $65.6 million, which is 12% lower than first quarter 2003 revenues. AMR order delays late in 2003 from three large electric utility customers resulted in decreased total company and electric market revenues in the first quarter of 2004. While revenues decreased in the first quarter of 2004 compared with 2003, new order bookings of $66 million in the first quarter of 2004 were 10% higher than in the first quarter of 2003, and were significantly higher than the $45 million in new order bookings in the fourth quarter of 2003.

With the lower first quarter revenues, we had a net loss of $738,000, or 4 cents per diluted share in the first quarter of 2004, compared with net income of $2.9 million, or 14 cents per diluted share in the first quarter of 2003. In early 2004, we began to implement a new organizational structure. In the process of implementing our new organization, and to adjust expenditures to expected revenue potential for 2004 in some areas, we made headcount reductions and other spending adjustments. This restructuring was substantially completed in the first quarter of 2004, resulting in a charge of approximately $2.4 million. An additional restructuring charge of approximately $100,000 is expected in the second quarter of 2004.

Revenues and Gross Margin

Total Company Revenues and Gross Margin

The following tables summarize our revenues and gross margin for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	% Change
	(in millions)
Revenues
Sales	$55.0	$63.9	(14)%
Service	10.6	10.7	(1)

Total revenues	$65.6	$74.6	(12)%

	Three Months Ended March 31,
	2004	2003	Change
Gross Margin
Sales	47%	53%	(6)%
Service	39	26	13
Total gross margin	46%	49%	(3)%

Revenues

Sales revenues in the first quarter of 2004 decreased $8.9 million, or approximately 14%, compared with the first quarter of 2003 due to lower shipments of AMR meter modules and fewer handheld system upgrades. We shipped approximately 830,000 AMR modules in the first quarter of 2004, compared with approximately 940,000 in the first quarter of 2003. While domestic handheld revenues are fairly stable over the long-term, on a quarterly basis they can vary due to the timing of system upgrades. Software license revenues were also lower in the first quarter of 2004, compared with the first quarter of 2003 as we recognized approximately $2.1 million in license revenues from one customer for our distribution line design software in the first quarter of 2003. Offsetting those decreases was slightly higher royalty revenue due to increased shipments of solid state electricity meters with our AMR technology embedded. Service revenues decreased slightly in the first quarter of 2004 primarily due to a decline in outsourcing service revenues.

There were no customers that accounted for more than 10% of total Company revenues for the three months ended March 31, 2004. One group of Electric business unit customers, National Grid Companies, accounted for approximately 10% of total Company revenues for the three months ended March 31, 2003. The top ten customers for the three months ended March 31, 2004 accounted for approximately 40% of revenues. The top ten customers for the three months ended March 31, 2003 accounted for approximately 46% of revenues.

Gross Margin

The decrease in gross margin in the first quarter of 2004, compared with 2003, was attributable to several factors. Sales gross margin decreased 6 percentage points primarily due to a shift in the mix of hardware products shipped, including the mix of AMR units sold, sales to indirect customers and handheld systems. Revenues through indirect sales channels, which include sales through meter manufacturers, business associates and other alliance partners at lower margins, increased to approximately $15.4 million in the first quarter of 2004, up from $12.5 million in the first quarter of 2003, and were 23% and 17% of total Company revenues for the quarters ended March 31, 2004 and 2003, respectively. The decrease in gross margin was also affected by the $2.1 million decrease in distribution line design software revenue in the first quarter of 2004 compared with 2003. Service gross margin increased in the first quarter of 2004 primarily due to a $2.1 million net decrease in our estimated warranty costs for the quarter, compared with the same quarter in 2003, resulting from higher than normal expenses in the first quarter of 2003, as well as changes in the accrual rates for the first quarter of 2004 based on claims experience and adjustments to the accrual based on product life and other factors.

At the end of 2003, a warranty accrual of approximately $8.6 million was charged to service cost of sales for a specific type of electric AMR module product failure, due to a change in encapsulation material from a supplier to our component supplier. The defective material was used by the supplier for approximately twelve months. Certain lots of this electric AMR module manufactured during this period included the defective material. The warranty accrual reflected our estimate of the material, labor and other costs we will incur to replace the remaining affected units. Our estimates include assumptions for the number of units affected, hourly labor charges for installation work, in house material and labor costs to rework affected units, reimbursements from our component supplier and other variable factors. During the first quarter of 2004, we incurred costs of $2.8 million for product replacements, which was charged against the warranty accrual. While we believe we have adequately reserved for this issue, our actual costs may differ from our estimates.

Segment Revenues and Gross Margin

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended March 31,
	2004	2003	% Change
	(in millions)
Segment Revenues
Electric	$24.3	$39.2	(38)%
Natural Gas	14.4	14.5	(1)
Water and Public Power	22.0	18.1	22
International	3.8	2.7	41
End User Solutions	1.1	0.1	1,000

Total revenues	$65.6	$74.6	(12)%

	Three Months Ended March 31,
	2004	2003	Change
Segment Gross Margin
Electric	36%	53%	(17)%
Natural Gas	63	63	—
Water and Public Power	44	43	1
International	48	(3)	51
End User Solutions	53	14	39
Corporate(1)	—	(1)	1
Total gross margin	46%	49%	(3)%

(1)	Corporate is included to reconcile total segment gross margin to total gross margin above.

Electric: Revenues in the first quarter of 2004 decreased $14.9 million, or 38%, compared with the first quarter of 2003, primarily as a result of decreased AMR module sales of 34% caused by order delays from several large electric utilities in late 2003 due to several instances of extreme weather, a major blackout in the Northeastern U.S. and other utility specific delays in capital spending. Also, in the first quarter of 2003, we recognized $2.1 million in software license revenues related to a system at one customer for distribution line design, with no comparable amount of revenues in 2004. Sales of handheld meter reading systems were slightly lower in the first quarter of 2004, while installations related to meter reading systems increased due to the timing of projects. Slightly offsetting lower meter reading revenues in the first quarter of 2004, was a full quarter of revenue in 2004 related to the Silicon Energy Corp. (Silicon) acquisition completed on March 4, 2003.

One customer represented approximately 25% of Electric business unit revenues and approximately 9% of total Company revenues in the first quarter of 2004. Three customers represented 20%, 15% and 12%, respectively of Electric business unit revenues and 10%, 8% and 6% of total Company revenues in the first quarter of 2003.

The Electric business unit gross margin in the first quarter of 2004 decreased 17 percentage points compared with the first quarter of 2003 primarily due to a shift in the product mix for hardware. The decrease in 2004 gross margin was also caused by the decrease in distribution line design software revenue. Also contributing to lower Electric business unit gross margin in the first quarter of 2004 was an additional accrual of approximately $300,000, with no corresponding revenue, to complete an AMR installation contract with one customer in which we incurred higher than normal installation costs.

Natural Gas: Hardware revenues decreased slightly in the first quarter of 2004 offset by slightly higher implementation revenues resulting in a net revenue decrease of 1%. Three customers represented approximately 24%, 11% and 10% of Natural Gas business unit revenues and approximately 5%, 2% and 2%, respectively, of total Company revenues in the first quarter of 2004. Two customers represented 16% and 13%, respectively of Natural Gas business unit revenues and 3% each of total Company revenues in the first quarter of 2003.

Gross margin remained unchanged in the first quarter of 2004 compared with 2003. Slightly lower hardware margins were offset by a net decrease in our warranty expense of $300,000, compared with the first quarter of 2003, resulting from changes in the accrual rates for the first quarter of 2004 primarily based on product life and claims experience as well as an adjustment to the accrual for a previous warranty reserve for handheld units.

Water and Public Power: Revenues in the first quarter of 2004 increased 22%, compared with the same quarter in 2003, primarily as a result of sales through our indirect channels and the accelerated deployment of an AMR contract. Revenues through indirect sales channels were $15.4 million and $12.5 million, or 70% and 69%, of Water and Public Power business unit revenues for the quarters ended March 31, 2004 and 2003, respectively. Three customers represented approximately 15%, 12% and 10% of Water and Public Power business unit revenues and approximately 5%, 4% and 3%, respectively, of total Company revenues in the first quarter of 2004. There were no individual customers that represented more than 10% of Water and Public Power business unit revenues in the first quarter of 2003.

Gross margin remained relatively stable at 44% in the first quarter of 2004, compared with the first quarter of 2003. Hardware gross margin increased slightly as a result of product mix and service gross margin decreased slightly due to an increase in performance bond and letter of credit fees for an outsourcing project. Gross margin in the first quarter of 2004 was favorably impacted by a net decrease in our warranty expense of $300,000, compared with the first quarter of 2003, resulting from changes in the accrual rates for the first quarter of 2004 primarily based on product life and claims experience analysis. Gross margin in the first quarter of 2003 was favorably affected by the reclassification of approximately $600,000 of warranty expense from Corporate because it related to specific warranty exposure in this business unit.

International: Revenues in the first quarter of 2004 increased 41%, compared with the same quarter in 2003, due to a large AMR deployment, which includes the sale of AMR meter modules, implementation and other services. Software license revenue for energy management also increased in 2004. One customer represented approximately 55% of International business unit revenues and approximately 3% of total Company revenues in the first quarter of 2004, compared with one customer representing 35% of International business unit revenues and approximately 1% of total Company revenues in the first quarter of 2003.

Gross margin in the first quarter of 2004 increased 51 percentage points due to a net decrease in warranty expense of $1.3 million, compared with the first quarter of 2003, related to a $400,000 adjustment resulting from product life and claims experience analysis in the first quarter of 2004 and a $900,000 charge in the first quarter of 2003 for products we were no longer selling or supporting. In addition, the large AMR deployment and higher margin software sales were also contributors to the improved gross margin during the first quarter of 2004.

End User Solutions: As a result of the acquisition of Silicon on March 4, 2003, we created the End User Solutions business unit, which sells products and services to domestic commercial and industrial end-use customers. Sales consist primarily of energy management software and services. Revenues were approximately $1.1 million during the first three months of 2004, compared with revenues of $100,000 from March 4, 2003 through March 31, 2003.

Corporate: Miscellaneous hardware costs and variances from standard costs are reported within Corporate cost of sales and are not allocated to the business units. Overall, Corporate costs of sales were comparable as a percentage of revenue in the first quarter of 2004 and 2003. Corporate gross profit in the first quarter of 2003 reflects a reclassification of $600,000 in warranty expense from Corporate to the Water and Public Power business unit, because it relates to specific warranty exposures in that business unit. In addition, there was no bonus or profit sharing expense in Corporate cost of sales for the first quarter of 2004, compared with $218,000 in the first quarter of 2003.

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

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-month Backlog
	(in millions)
March 31, 2004	$66	$155	$79
December 31, 2003	45	145	62
September 30, 2003	67	169	69
June 30, 2003	41	173	79
March 31, 2003	60	203	102
December 31, 2002	61	197	100
September 30, 2002	87	200	109
June 30, 2002	45	179	95

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues.

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue
	(in millions)
Operating Expenses
Sales and marketing	$9.1	14%	$8.4	11%
Product development	10.5	16	10.1	14
General and administrative	6.9	11	7.8	10
Amortization of intangibles	2.0	3	1.9	3
Restructurings	2.4	4	2.2	3
In-process research and development	—	—	0.9	1

Total operating expenses	$30.9	47%	$31.3	42%

Sales and marketing expenses increased $700,000, or 3% of revenues, in the first quarter of 2004 as a result of additional sales and marketing staff and product marketing activities primarily related to new products and services from the Silicon acquisition. These increases in expenses were partially offset by no bonus and profit sharing expense in the first quarter of 2004, compared with $165,000 in the first quarter of 2003.

Product development expenses increased $400,000, or 2% of revenues, in the first quarter of 2004, due to increased staffing and other development expenses related to the Silicon acquisition. These increases in expenses were partially offset by no bonus and profit sharing expense in the first quarter of 2004, compared with $235,000 in the first quarter of 2003.

General and administrative expenses decreased $900,000 in the first quarter of 2004, compared with the first quarter of 2003, but remained relatively constant at 11% of revenues. Approximately half of the expense decrease is the result of no bonus and profit sharing expense in the first quarter of 2004, compared with $554,000 in the first quarter of 2003. In addition, legal costs associated with a patent litigation were $431,000 in the first quarter of 2003. The patent litigation was settled in October 2003. These decreases in expense were partially offset by a full quarter of general and administrative costs related to Silicon, compared with 28 days of costs during the same quarter last year.

Amortization of intangibles increased as a result of the addition of $14.3 million in amortizable intangible assets from the Silicon acquisition completed in March 2003.

In January 2004 we began to implement a change in our organizational structure as we moved from segment reporting based on business units to three operations groups: hardware, software and business development. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 75 employees, or 5% of our workforce. At March 31, 2004, substantially all of the 75 employees were terminated and severance payments made resulting in a restructuring charge of approximately $2.4 million in the first quarter of 2004. During the second quarter of 2004, we expect to complete the restructuring, resulting in an additional charge of approximately $100,000.

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems (EIS) group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $1.9 million related to severance during 2003. As of March 31, 2003, substantially all of the 40 employees were terminated and severance payments were made. The restructuring was complete in 2003. The European restructuring activity in 2002 included an additional $216,000 of restructuring charges in the first quarter of 2003 from the write-down of fixed assets and lease termination charges. The international restructuring activities were substantially complete by mid-2003.

In-Process Research and Development

During March 2003 we recorded a $900,000 charge for in-process research and development (IPR&D) related to the acquisition of Silicon:

	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
	(in millions)
Silicon Energy Corp.	$0.9	$1.2	29%	19%

At the time of the acquisition, Silicon was in the process of developing new software products that had not yet reached technological feasibility. We expect to benefit as products that contain the in-process technology are marketed and sold to end-users.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Equity in affiliates	$(8)	$22
Interest income	17	169
Interest expense	(754)	(456)
Other income (expense), net	274	25

Total other income (expense)	$(471)	$(240)

Equity in affiliates represents income or loss related to our 30% equity interest in Servatron, Inc. (Servatron), a company that performs contract manufacturing and repair services for us.

Interest income decreased by $152,000 in the first quarter of 2004, compared with the first quarter of 2003, due to lower cash investments, as well as a reduction of interest income associated with an impairment of loans provided to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn). We are no longer accruing interest income associated with the Lanthorn loans.

The increase in interest expense for the first quarter of 2004, compared with the first quarter of 2003, resulted primarily from interest expense and amortization of loan origination fees on the term loan and credit line entered into in March 2003 for the Silicon acquisition.

Other income (expense), net, increased in the first quarter of 2004, compared with the first quarter of 2003, primarily due to the realization of a $279,000 foreign currency gain on the settlement of an intercompany note receivable, which was previously included in accumulated other comprehensive loss on the balance sheet.

Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38.0% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in the valuation allowances for deferred tax assets (which reduce the tax assets to an amount that more likely than not will be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended March 31, 2004 and 2003 were 51.1% and 45.0%, respectively. The 2004 quarterly rate was higher than the estimated annual effective income tax rate as a result of changes in estimated taxes due in future periods, partially offset by valuation allowance adjustments in the quarter ended March 31, 2004. The 2003 rate includes no tax benefit recognized for the $900,000 IPR&D expense since IPR&D charges are not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in 2003, the adjusted effective tax rate was 38.5%.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income (loss)	$(0.7)	$2.9
Non-cash items	3.5	7.8
Changes in working capital	11.2	(2.9)

Operating activities	14.0	7.8
Investing activities	(6.9)	(76.1)
Financing activities	(8.1)	48.6

Decrease in cash and cash equivalents	$(1.0)	$(19.7)

Operating activities: Non-cash items in earnings primarily include depreciation, amortization, stock option and employee stock purchase plan income tax benefits, in-process research and development, deferred income taxes provision (benefit) and other items. The decline in non-cash operating activities is due to the acquired in-process research and development as part of the Silicon acquisition and an increase in deferred tax assets due to loss carryforwards and tax credits.

Cash flow from changes in working capital during the quarter ended March 31, 2004 increased principally due to collections of accounts receivable. Accounts receivable were $70.8 million at the end of 2003 primarily due to the timing of shipments. We experienced significant collections of these receivables during the first quarter of 2004 resulting in $23.4 million in cash provided by operations. Offsetting the decrease in accounts receivable is an increase in inventories and decreases in accounts payable, accrued expenses and the current portion of warranty. Inventory balances increased as we used available capacity to build inventory for the expected increase in demand in the second half of 2004. We expect to carry, and possibly increase, the inventory balance in the second quarter of 2004, and expect that inventory levels will decrease in the third and fourth quarters of 2004. Accounts payable and accrued expenses decreased due to the timing of trade payable payments and the reduction of a forward loss accrual for an installation contract as services were provided during the quarter. In 2003, the current portion of warranty included a special warranty reserve for a specific type of electric AMR module product failure as previously discussed. During the first quarter of 2004, we incurred $2.8 million in costs to replace the affected product, which was charged against the warranty accrual.

Cash flow from changes in working capital during the quarter ended March 31, 2003, decreased primarily due to the payment of $7.1 million in profit sharing and bonus, net of a $1.2 million bonus accrual. The net cash outflow from profit sharing and bonus was offset by a decrease in accounts receivable due to the timing of orders late in 2002 and significant cash collections in the first quarter of 2003.

Investing activities: We used $1.6 million for SEM pre-acquisition costs during the three months ended March 31, 2004, with no comparable activity during the same period in 2003. We made cash payments totaling $1.2 million to Regional Economic Research, Inc. (RER), shareholders as the earnout revenue targets for RER were exceeded in 2003. We are required to pay additional amounts to certain RER shareholders to the extent that certain defined revenue targets in 2004 are exceeded. We expect that the 2004 revenue target will be exceeded and that an additional earnout in the range of $1.0 to $2.0 million will be required in 2004.

We used $4.3 million in cash for property, plant and equipment purchases during the three months ended March 31, 2004, compared with $2.7 million during the same period in 2003. The increase in property, plant and equipment purchases resulted primarily from the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. During the three months ended March 31, 2003, we used $73.1 million in cash for the Silicon acquisition and we loaned $405,000 to Lanthorn, with no comparable activities during the first quarter of 2004.

Financing activities: In connection with the Silicon acquisition in March 2003, we received $50.0 million in proceeds from a term loan under a new credit facility and paid debt origination fees of $1.8 million. A $4.2 million repayment on the term loan was made during the three months ended March 31, 2004. We had net payments of $5.0 million on our revolving line of credit in the first quarter of 2004 compared with no net borrowings or payments in the first quarter of 2003. We received $1.4 million from employee stock purchase plan purchases and stock option exercises during the three months ended March 31, 2004, compared with $585,000 during the same period in 2003.

We have no off-balance sheet financing agreements.

Investments: As of March 31, 2004, we had loaned a total of $2.4 million to Lanthorn, which is developing internet-based energy monitoring and management software and services. The loans are convertible notes, which are due in March 2007. The notes accrue interest at 7% and may be converted at any time into common stock of Lanthorn. If we had converted our notes into equity at March 31, 2004, they would have converted into approximately 22% of Lanthorn’s common stock on a fully diluted basis. Lanthorn has not yet produced any significant revenue. In December 2003, we recorded a $1.9 million impairment charge related to the Lanthorn notes, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for principal. As of March 31, 2004, the net carrying value of the notes was $700,000.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At March 31, 2004, we had $5.3 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

At March 31, 2004, we had an $88.3 million secured credit facility. The credit facility consists of a $50 million three year term loan, which had an outstanding balance of $33.3 million at March 31, 2004, and a $55 million revolving credit line. At March 31, 2004, there were $5.0 million of borrowings and approximately $23.0 million of standby letters of credit outstanding under the revolving credit line. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility contains financial covenants which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At March 31, 2004, our fixed charge coverage ratio and debt leverage ratio were not in compliance with the covenant requirements in our loan agreement. We received a waiver of compliance with the covenants from our lenders.

In connection with our acquisition of SEM, we intend to replace our current credit facility with $365 million of new debt for a net increase in our debt facilities of approximately $267.1 million. On December 17, 2003, on a documentary or “paper” basis we closed a new $240 million senior secured credit facility comprised of a replacement $55 million revolving credit line and a $185 million seven year term loan. The new facility does not permit borrowing until certain conditions are satisfied, including closing the acquisition of SEM. Without the satisfaction of the remaining conditions the new credit facility expires the later of March 31, 2004, or the deadline date of the SEM acquisition agreement, but no later than May 14, 2004. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates based on the London InterBank Offered Rate (LIBOR) plus 2.75% for the revolving line of credit and LIBOR plus 2.25% for the term loan.

If we are unable to satisfy the remaining conditions to borrowing under the new credit facility, we anticipate that we will be below the minimum required fixed charge coverage ratio covenant under our existing credit facilities referred to above for the second and third quarters of 2004, due substantially to a four-quarter rolling calculation of a component of our covenant requirements and the warranty accruals incurred in the fourth quarter of 2003. Consequently, the $16.6 million and $20.8 million long-term portion of our term loan has been classified as a current liability at March 31, 2004 and December 31, 2003, respectively. We believe we will be able to obtain a waiver of covenant compliance for the next two quarters of 2004, and therefore, existing cash resources and available borrowings are adequate to meet our cash needs through 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $31.9 million and $41.7 million at March 31, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.0 million and $15.0 million at March 31, 2004 and December 31, 2003, respectively.

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

Our net deferred tax assets consist of accumulated net operating losses and Internal Revenue Code Section 382 (Section 382) limited deferred tax assets acquired in connection with the acquisitions of Silicon, LineSoft Corporation and RER. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2004, we expect to pay approximately $800,000 in cash for federal alternative minimum tax and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2005 as tax credits and net operating loss carryforwards not limited by Section 382 will have been fully utilized in 2004.

Working capital (deficit) at March 31, 2004 was $(3.6) million compared with $(1.8) million at December 31, 2003. The negative working capital is primarily due to the classification of $16.6 million and $20.8 million of the long-term portion of our term loan as a current liability at March 31, 2004 and December 31, 2003, respectively.

The days sales outstanding (DSO) for billed and unbilled accounts receivable totaled 81 days for the first quarter of 2004 compared with DSO of 59 days for the first quarter of 2003, and 69 days for the fourth quarter of 2003. Historically, our DSO ratio has been driven more by specific contract billing terms rather than collection issues. The increase in DSO is primarily due to lower revenue in the quarter as opposed to customers taking longer to pay. The averages for accounts receivable for January and February were very high, while revenues were low. As the high 2003 year end accounts receivable balance was collected, DSOs improved. For March 2004, DSO was 57. Receivables greater than 60 days outstanding declined between December 31, 2003 and March 31, 2004.

In November 2003, we began a facility expansion in Waseca, which will allow for capacity expansion beyond our current six million units. The cost of the expansion is not expected to exceed $2.0 million. To date, approximately $1.3 million has been spent on the expansion.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims and other factors described under “Certain Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Form 10-K filed with the SEC on March 12, 2004.

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements, including hardware, software and services. For such arrangements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements under the provisions of EITF 00-21. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance or 4) upon customer acceptance provisions. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of the related service contracts. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. Actual costs may vary from estimates.

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

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2002 and 2003. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually, on October 1st, to determine whether goodwill has been impaired, under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142. We utilize an independent appraiser to forecast discounted future cash flows at the reporting unit level, which consists of our business units, based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

Warranty: We offer a one-year standard warranty on most of our hardware product sales and a three-month standard warranty on most of our software product sales. The warranty accrual includes the cost to manufacture or purchase warranty parts from our suppliers as well as the cost to install or repair equipment. The warranty accrual is based on historical product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track warranty claims in order to identify any potential warranty trends. If our quality control efforts were to fail to detect a fault in one of our products, we could experience an increase in warranty claims resulting in an increase in the warranty accrual. Management continually evaluates the sufficiency of warranty provisions and makes adjustments when necessary. Actual warranty costs may fluctuate and may be different than amounts accrued. For example, in 2003, we increased our estimated warranty obligation by $8.4 million.

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

Pending Acquisition

On July 16, 2003, we entered into an agreement to acquire SEM for a purchase price of $255 million, subject to a post-closing working capital adjustment. We expect to borrow approximately $310 million under $365 million of new credit facilities to pay the purchase price, repay current borrowings and pay related fees and expenses. We intend to use a portion of the financing to refinance current borrowings under our existing revolving credit line and term loan, which had a combined balance of $38.3 million as of March 31, 2004.

On July 28, 2003, we filed notification with the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) regarding our intent to acquire SEM. As part of the approval process with the FTC we have negotiated and signed a license of certain of our existing electric meter module and other AMR technology to a competing third party company, which license agreement will become effective with the closing of the acquisition of SEM. We have now completed negotiations with the FTC for a Decision & Order, also known as a consent decree, and have signed the Decision & Order. The FTC staff is in the process of finalizing its recommendation to the Commission concerning the acquisition, which we expect to be favorable. We expect the FTC staff will forward its recommendation to the Commission shortly. A formal Commission approval process involving the sequential approval of individual Commission members will follow. We continue to expect that we will close the acquisition before the end of the second quarter of 2004.

As a result of several issues that developed concerning the sale of certain other assets of SEM, we are in the process of concluding the negotiation of amendments to certain terms and conditions of the acquisition, none of which amendments are expected to negatively alter the terms and conditions of the acquisition.

Subsequent Events

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% senior subordinated notes, discounted at 99.265 to yield 7.875%, due in 2012. We intend to use the $124.1 million of gross proceeds from these notes, together with borrowings under our new $240 million senior secured credit facility (note 7), to finance the acquisition of SEM, repay the outstanding indebtedness under our existing credit facility and to pay related fees and expenses. Fixed annual interest will be paid every six months, commencing in November 2004. The notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by each of our current and future domestic subsidiaries. The notes contain customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

The proceeds of the notes will be held in escrow pending the completion of the SEM acquisition. If the acquisition is not completed by September 7, 2004, the proceeds from the notes will be returned, along with accrued interest and the notes’ discount amount.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. At March 31, 2004, we had fixed rate debt of approximately $4.6 million and variable rate debt of $38.3 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of April 9, 2004 and our estimated ratio of funded debt to EBITDA. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at March 31, 2004:

	2004	2005	2006	2007	2008	Beyond 2008
	(in millions)
Fixed rate debt
Project financing debt	$0.6	$0.8	$0.9	$0.9	$1.0	$0.4
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%
Variable rate debt
Revolving credit line	$5.0	—	—	—	—	—
Average interest rate	5.5%	—	—	—	—	—
Term loan debt (1)	$12.5	$16.7	$4.1	—	—	—
Average interest rate	3.9%	4.7%	5.5%	—	—	—

(1)	If we are unable to satisfy the remaining conditions to borrowing under the new credit facility, we anticipate that we will be below the minimum required fixed charge coverage ratio covenant under our existing credit facilities for the second and third quarters of 2004, due substantially to a four-quarter rolling calculation of a component of our covenant requirements and the warranty accruals incurred in the fourth quarter of 2003. Consequently, the $16.6 million long-term portion of our term loan has been classified as a current liability at March 31, 2004.

Our variable rate debt is exposed to changes in interest rates. Our requirement to enter into an interest rate hedge agreement to substantially fix or limit the interest rate on at least 50% of our the term loan principal for a minimum of two years was waived to June 30, 2004. The forecasted interest rates provided in the tabular format above do not include the benefits of the interest rate hedge agreement, which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of March 31, 2004, we estimate that if market interest rates average 1% higher than in the table above in 2004, our earnings before income taxes in 2004 would decrease by approximately $223,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was 6% of our total revenue for the three months ended March 31, 2004. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At March 31, 2004, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2004. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute hedging alternatives.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. In connection with the Company’s internal controls assessment, we have evaluated the controls surrounding appropriate segregation of duties and have detected areas for improvement or correction. As a result, we continue to improve and change our internal controls relating to the segregation of duties and have discussed these items with our independent accountants and our audit committee. Full implementation of these changes will continue throughout 2004. Notwithstanding these changes, sufficient procedures, policies and reviews exist to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the first quarter of 2004.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K this quarter:

On January 20, 2004, Itron furnished a Form 8-K under Items 7 and 12 announcing the issuance of a press release titled, “Itron Updates 2003 Outlook and Provides Preliminary Outlook for 2004.”

On February 5, 2004, Itron furnished a Form 8-K under Items 7 and 12 announcing the financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 10th day of May, 2004.

ITRON, INC.

By:	/s/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer