Form 10-Q
period 2004-06-30
ITRON INC /WA/
filed 2004-08-04
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22418

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

As of July 30, 2004, there were outstanding 20,976,761 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$68,015	$69,941	$123,031	$133,858
Service	11,627	10,323	22,213	21,051

Total revenues	79,642	80,264	145,244	154,909

Cost of revenues
Sales	36,608	33,629	65,831	63,490
Service	6,776	7,281	13,283	15,203

Total cost of revenues	43,384	40,910	79,114	78,693

Gross profit	36,258	39,354	66,130	76,216
Operating expenses
Sales and marketing	10,272	10,959	19,926	20,289
Product development	10,554	11,042	20,776	20,933
General and administrative	8,652	6,730	15,278	13,877
Amortization of intangibles	2,027	2,765	4,054	4,653
Restructurings	52	43	2,434	2,208
In-process research and development	—	—	—	900

Total operating expenses	31,557	31,539	62,468	62,860

Operating income	4,701	7,815	3,662	13,356
Other income (expense)
Equity in affiliates	8	30	—	52
Interest income	111	28	128	197
Interest expense	(2,261)	(929)	(3,015)	(1,385)
Other income (expense), net	(1,009)	(61)	(735)	(36)

Total other income (expense)	(3,151)	(932)	(3,622)	(1,172)

Income before income taxes	1,550	6,883	40	12,184
Income tax (provision) benefit	(732)	(2,710)	40	(5,095)

Net income	$818	$4,173	$80	$7,089

Earnings per share
Basic net income per share	$0.04	$0.20	$—	$0.35

Diluted net income per share	$0.04	$0.19	$—	$0.33

Weighted average number of shares outstanding
Basic	20,845	20,372	20,750	20,306
Diluted	22,111	21,765	21,987	21,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At June 30, 2004	At December 31, 2003
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,227	$6,240
Accounts receivable, net	61,716	70,782
Inventories	20,357	16,037
Deferred income taxes, net	5,266	11,673
Other	3,854	4,557

Total current assets	93,420	109,289

Property, plant and equipment, net	44,427	42,818
Intangible assets, net	18,925	22,979
Goodwill	90,440	90,385
Restricted cash	128,310	—
Deferred income taxes, net	39,345	31,755
Other	9,988	6,263

Total assets	$424,855	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,824	$26,236
Wages and benefits payable	10,920	10,711
Short-term borrowings	21,000	10,000
Current portion of debt	17,435	38,245
Current portion of warranty	7,995	13,939
Unearned revenue	11,240	12,004

Total current liabilities	91,414	111,135

Long-term debt	136,593	—
Project financing debt	3,632	4,024
Warranty	3,768	3,536
Other obligations	7,259	7,550

Total liabilities	242,666	126,245

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity
Preferred stock	—	—
Common stock	205,760	200,567
Accumulated other comprehensive loss	(464)	(136)
Accumulated deficit	(23,107)	(23,187)

Total shareholders’ equity	182,189	177,244

Total liabilities and shareholders’ equity	$424,855	$303,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Operating activities
Net income	$80	$7,089
Non-cash charges (credits) to income:
Depreciation and amortization	8,830	9,274
Stock option and employee stock purchase plan income tax benefits	1,121	727
Impairment of investments	775	—
Equity in affiliates	—	(52)
Acquired in-process research and development	—	900
Realized currency translation gain	(279)	—
Deferred income tax provision (benefit)	(1,393)	4,769
Other, net	532	644
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,066	2,436
Inventories	(4,320)	(358)
Accounts payable, accrued expenses and current portion of warranty	(7,512)	(266)
Wages and benefits payable	209	(7,069)
Unearned revenue	(847)	(4,058)
Long-term warranty and other obligations	24	(5,458)
Other, net	896	673

Cash provided by operating activities	7,182	9,251

Investing activities
Proceeds from the sale of property, plant and equipment	11	7
Acquisition of property, plant and equipment	(6,830)	(5,460)
Issuance of note receivable	—	(405)
Acquisitions, net of cash and cash equivalents	—	(71,077)
Pre-acquisition activities	(4,629)	(684)
Payment of contingent purchase price for RER acquisition	(1,957)	—
Other, net	348	104

Cash used by investing activities	(13,057)	(77,515)

Financing activities
New borrowings	124,081	50,000
Transfer to escrow for senior subordinated notes	(128,310)	—
Change in short-term borrowings, net	11,000	—
Payments on debt	(8,696)	(4,502)
Issuance of common stock	3,967	2,013
Other, net	(180)	(1,902)

Cash provided by financing activities	1,862	45,609

Decrease in cash and cash equivalents	(4,013)	(22,655)
Cash and cash equivalents at beginning of period	6,240	32,564

Cash and cash equivalents at end of period	$2,227	$9,909

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—
Common stock received in partial settlement of related party note receivable	—	21

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

In this Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, of Itron and our wholly owned subsidiaries. Inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Restricted Cash

Restricted cash consists of the net proceeds from the issuance of our $125 million Senior Subordinated Notes (Note 7), as well as our funding of prepaid interest and the notes’ discount amount, which were held in escrow for the benefit of the holders of the notes pending consummation of our acquisition of the electricity metering products business of Schlumberger Limited (SEM) on July 1, 2004 (Note 16).

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at this outside vendor totaled $1.3 million at June 30, 2004 and $538,000 at December 31, 2003, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized and is tested for impairment annually, as of October 1st, or more frequently if a significant event occurs. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives.

Warranty

We offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on most of our software products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year. Warranty expense was approximately $1.2 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. Warranty expense was approximately $1.5 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Beginning balance	$14,175	$10,787	$17,475	$9,439
Product warranties issued	516	1,515	994	3,298
Adjustments to pre-existing items	662	300	497	956
Utilization of accrual	(3,590)	(1,298)	(7,203)	(2,389)

Ending balance	11,763	11,304	11,763	11,304
Less: current portion of warranty	7,995	6,441	7,995	6,441

Long-term warranty	$3,768	$4,863	$3,768	$4,863

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

Revenue Recognition

Sales consist of hardware, software license fee, custom software development, field and project management service and engineering, consulting and installation service revenues. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass the installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

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

We generally recognize revenues from hardware at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Revenues for software licenses, custom software development, field and project management services, engineering and consulting, installation, outsourcing and maintenance services are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. For software arrangements with multiple elements, revenue recognition is dependent upon the existence of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE affects the timing of revenue recognition, which can vary from recognizing revenue at the time of delivery of each element, to the percentage of completion method, or ratably over the performance period. If implementation services are essential to a software arrangement, revenue is recognized using the percentage of completion methodology. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-contract customer support fees are recognized over the life of related service contracts.

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

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income divided by the weighted average common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results may differ from estimates.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to continue to apply APB No. 25 in accounting for our stock-based compensation plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)
As reported	$818	$4,173	$80	$7,089
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(1,263)	(1,392)	(2,235)	(2,391)

Pro forma net income (loss)	$(445)	$2,781	$(2,155)	$4,698

Basic earnings per share
As reported	$0.04	$0.20	$—	$0.35

Pro forma	$(0.02)	$0.14	$(0.10)	$0.23

Diluted earnings per share
As reported	$0.04	$0.19	$—	$0.33

Pro forma	$(0.02)	$0.13	$(0.10)	$0.22

The weighted average fair value of options granted was $20.79 and $20.52 during the three months ended June 30, 2004 and 2003, respectively. The weighted average fair value of options granted was $20.50 and $15.64 during the six months ended June 30, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	72.5%	77.7%	72.8%	76.7%
Risk-free interest rate	4.3%	2.4%	4.0%	2.8%
Expected life (years)	4.5	4.4	4.5	4.9

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

Reclassifications

Certain amounts in 2003 have been reclassified to conform to the 2004 presentation. As a result of an organizational change, which began in January 2004, and a review of certain operating expenses, we have made some reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to the current period presentation.

New Accounting Pronouncement:

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004. We have no investments at June 30, 2004 to which this guidance would apply.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$818	$4,173	$80	$7,089
Weighted average shares outstanding	20,845	20,372	20,750	20,306

Basic net income per share	$0.04	$0.20	$—	$0.35

Diluted earnings per share:
Net income available to common shareholders	$818	$4,173	$80	$7,089

Weighted average shares outstanding	20,845	20,372	20,750	20,306
Effect of dilutive securities - employee stock options	1,266	1,393	1,237	1,297

Adjusted weighted average shares outstanding	22,111	21,765	21,987	21,603

Diluted net income per share	$0.04	$0.19	$—	$0.33

We have granted options to purchase shares of our common stock to directors and employees at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At June 30, 2004 and 2003, we had stock options outstanding of approximately 4.0 million and 3.5 million at average option exercise prices of $11.99 and $11.94, respectively. Approximately 397,000 and 445,000 stock options were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, because they were anti-dilutive. Approximately 550,000 and 436,000 stock options were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively, because they were anti-dilutive. These options could be dilutive in future periods.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under this repurchase authorization.

In December 2002, we amended and restated our Articles of Incorporation to authorize ten million shares of preferred common stock with no par value. The amendment brings the total number of authorized common and preferred shares to 85 million. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred stock at the time outstanding will be entitled to be paid the preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at June 30, 2004 and December 31, 2003.

Note 3: Certain Balance Sheet Components

	At June 30, 2004	At December 31, 2003
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $693 and $695)	$53,037	$62,770
Unbilled revenue	8,679	8,012

Total accounts receivable, net	$61,716	$70,782

Inventories
Materials	$4,905	$4,081
Work in process	660	777
Finished goods	13,579	11,006

Total manufacturing inventories	19,144	15,864
Service inventories	1,213	173

Total inventories	$20,357	$16,037

Property, plant and equipment, net
Machinery and equipment	$32,221	$30,905
Equipment used in outsourcing	16,137	16,093
Computers and purchased software	36,215	33,268
Buildings, furniture and improvements	22,501	21,349
Land	1,735	1,735

Total cost	108,809	103,350
Accumulated depreciation	(64,382)	(60,532)

Property, plant and equipment, net	$44,427	$42,818

Depreciation expense was $2.3 million and $2.4 million for the three months ended June 30, 2004 and 2003, respectively. Depreciation expense was $4.7 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively.

The provision to the allowance for doubtful accounts was approximately $73,000 and $162,000 for the three and six months ended June 30, 2004, respectively. There was no provision to increase the allowance for doubtful accounts during the three and six months ended June 30, 2003. There were no recoveries of previously charged-off accounts during the three and six months ended June 30, 2004 or 2003.

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

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the in-process research and development (IPR&D) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003 and recorded within operating expenses. Other identifiable intangible assets with a total value of $14.3 million are being amortized over the lives of the estimated discounted cash flows in the valuation models. Goodwill is assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following condensed financial information reflects the allocation of the purchase price based on the fair values of the assets and liabilities.

	Silicon	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,039
In-process research and development	900
Identified intangible assets - amortizable
Core-developed technology	5,900	28
Customer relationships/contracts	4,400	35
Customer backlog	2,600	13
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,815

Net assets acquired	$71,054

Goodwill and intangible assets were allocated to our defined reporting units in 2003 based on Silicon’s forecasted revenue contribution to each reporting unit.

The following pro forma results for the three and six months ended June 30, 2003 are based on the individual historical results of Itron and Silicon (prior to the acquisition on March 4, 2003) with adjustments to give effect to the combined operations. The adjustments are related to amortization of acquired identified intangible assets, reduction of depreciation expense resulting from adjustments to the value of acquired fixed assets, elimination of interest expense on Silicon’s debt, which was paid in full upon acquisition, Silicon’s line of credit paid in full and a change in tax provision. The pro forma results are presented solely as supplemental information and do not necessarily represent what the combined results of operations or financial position would actually have been had the transactions in fact occurred at an earlier date, nor are they representative of results for any future date or period.

Pro Forma Six Months Ended June 30, 2003
(in thousands, except per share data)
Revenues	$156,631
Gross profit	75,948
Operating expenses	67,290
Other income (expense)	(1,202)
Net income	$4,585

Basic net income per share	$0.23
Diluted net income per share	$0.21

Weighted average shares assumed outstanding
Basic	20,306
Diluted	21,603

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of June 30, 2004 and December 31, 2003 were as follows:

	At June 30, 2004			At December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$18,330	$(8,062)	$10,268	$18,330	$(5,553)	$12,777
Patents	7,088	(4,137)	2,951	7,088	(3,952)	3,136
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(2,851)	1,084	3,935	(2,711)	1,224
Customer contracts	5,650	(1,997)	3,653	5,650	(1,237)	4,413
Other	5,101	(4,132)	969	5,101	(3,672)	1,429

Total identified intangible assets	$45,169	$(26,244)	$18,925	$45,169	$(22,190)	$22,979

Amortization expense on identified intangible assets was approximately $2.1 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense on identified intangible assets was approximately $4.1 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively. Total amortization expense to be recognized over the remaining six months in 2004 is approximately $4.1 million. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2005	$6,032
2006	3,251
2007	1,893
2008	1,380
Beyond 2008	2,315

Note 6: Goodwill

We completed our annual impairment test in the fourth quarter of 2003 and concluded that no impairment adjustment was required. Goodwill increased in 2004 due to adjustments to goodwill balances associated with the Silicon and Regional Economic Research, Inc. (RER) acquisitions made during 2003 and 2002. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with the LineSoft Corporation, RER and eMobile Data Corporation acquisitions made during 2002. In addition, the goodwill balance can increase or decrease, with a corresponding change in other comprehensive income (loss), due to changes in currency exchange rates from the beginning of the period. Goodwill was allocated to our defined reporting units in 2003 based on the forecasted revenue to be contributed to each reporting unit. As a result of our organizational change that began in January 2004, we will reallocate goodwill to our new reporting segments as of October 1, 2004. We do not believe goodwill is impaired at June 30, 2004. The change in goodwill for the six months ended June 30, 2004 and 2003 is as follows:

Total Company
(in thousands)
Goodwill balance at December 31, 2003	$90,385
Goodwill adjustments	323
Effect of change in exchange rate	(268)

Goodwill balance at June 30, 2004	$90,440

Goodwill balance at December 31, 2002	$44,187
Goodwill acquired	41,324
Goodwill adjustments	328
Effect of change in exchange rate	958

Goodwill balance at June 30, 2003	$86,797

Note 7: Debt

On March 4, 2003, we entered into a secured credit facility for $105 million and terminated our former $35 million credit line. At June 30, 2004, the secured credit facility was reduced to $84.2 million due to principal payments on the term loan. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility consists of a $50 million three-year term loan to finance a portion of the Silicon acquisition, which had an outstanding balance of $29.2 million and $37.5 million at June 30, 2004 and December 31, 2003, respectively. The term loan is payable with equal quarterly principal payments. Remaining principal payments under the term loan are $8.3 million in 2004, $16.7 million in 2005 and $4.2 million in 2006. The annual interest rate on the term loan varies according to market rates and our consolidated leverage ratio. The interest rate at June 30, 2004 was 5.75%. Our requirement to enter into an interest rate agreement to substantially fix or limit the interest rate ceased upon repayment in full of the term loan on July 1, 2004.

In addition to the term loan, the credit facility provides a $55 million revolving credit line with a three-year term, which was available for general use at June 30, 2004. Borrowings of $21.0 million and $10.0 million were outstanding on the revolving credit line at June 30, 2004 and December 31, 2003, respectively. The interest rate at June 30, 2004 was 5.75%. At June 30, 2004, $23.0 million of the revolving credit line was utilized by outstanding standby letters of credit resulting in $11.0 million available for additional borrowings.

The credit facility contains financial covenants that require us to maintain certain liquidity and coverage ratios on a quarterly basis. In anticipation of non-compliance with our fixed charge coverage ratio and debt leverage ratio covenant requirements for June 30, 2004, we received waivers of compliance with the covenants from our lenders for June 30, 2004. On July 1, 2004, we replaced this credit facility with a seven-year senior secured term loan as disclosed below, therefore, classification of the long-term portion of our term loan as a current liability was not required at June 30, 2004. At December 31, 2003, our fixed charge coverage ratio covenant was below the minimum required according to our loan agreement. We received waivers of compliance for the December 31, 2003 covenants from our lenders for December 31, 2003. However, at December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003.

In connection with our acquisition of SEM on July 1, 2004, we replaced our current credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured term loan is payable in minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the quarters in the last year (totaling $173.9 million), not including mandatory prepayments based on excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, which would decrease the minimum monthly payments in the last year. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates based on the London InterBank Offered Rate (LIBOR) plus 2.75%, or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.75%, for the revolving credit facility and LIBOR plus 2.25%, or Prime plus 1.25%, for the term loan. In addition, debt issuance costs will be amortized over the life of the credit facility. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We are also required to enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. At July 1, 2004, approximately 40% of our aggregate principal amount of debt is at fixed rates.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. The net proceeds, as well as our funding of prepaid interest and the notes’ discount amount, were held in escrow, and were recorded as restricted cash on our balance sheet at June 30, 2004. We placed the notes in advance of the closing of the SEM acquisition in order to lock-in a favorable interest rate. Fixed annual interest will be paid every six months, commencing in November 2004. The notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

On July 1, 2004, we used the $124.1 million of gross proceeds from the Senior Subordinated Notes, together with borrowings under our new $240 million senior secured credit facility to finance the acquisition of SEM along with related fees and expenses and to repay outstanding indebtedness of $50.2 million under our previously existing credit facility.

Note 8: Restructurings

In January 2004, we began to implement a change in our organizational structure as we moved from segment reporting based on business units to two operating groups: Hardware Solutions and Software Solutions and we made headcount reductions and other spending adjustments. This restructuring was substantially complete in the first quarter of 2004, with a $52,000 charge recorded in the second quarter of 2004. Restructuring charges of $2.4 million were recorded for the six months ended June 30, 2004.

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. As of March 31, 2003, substantially all of the 40 employees were terminated and severance payments were made. The restructuring was complete in 2003.

In addition, as part of our European operations restructuring, a charge of approximately $216,000 was recorded during the first quarter of 2003 to write-down fixed assets, and approximately $43,000 was recorded during the second quarter of 2003 for additional lease termination charges. The restructuring was complete in 2003.

Accrued liabilities associated with Company-wide restructuring efforts were approximately $194,000 and $153,000 at June 30, 2004 and December 31, 2003, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	2,434	51
Cash payments	(2,434)	(10)

Accrual balance at June 30, 2004	$28	$166

Accural balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	43
Cash payments	(2,988)	(936)

Accrual balance at June 30, 2003	$236	$284

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are recorded in general and administrative. Restructuring charges are not allocated to our operating segments.

Note 9: Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in valuation allowances for deferred tax assets (which adjust tax assets to an amount that will likely be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended June 30, 2004 and 2003 were 47% and 39%, respectively. The 2004 quarterly rate was higher than the estimated annual effective income tax rate as a result of the expected expiration of research and development tax credits originally expected to be utilized. A tax benefit is reflected for the six months ended June 30, 2004, due to changes in estimated taxes and valuation allowance adjustments recorded during the interim period financial statements. The effective tax rate for the six months ended June 30, 2003 was 42%. This rate exceeds the statutory rate because there was no tax benefit recognized for the $900,000 IPR&D expense, which is not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in the first quarter of 2003, the adjusted effective tax rate was 39% for the six months ended June 30, 2003.

Note 10: Long Term Performance Plan

In February 2003, a Long Term Performance Plan (LTPP) for executive officers was established with awards contingent on the attainment of multi-year performance goals designed to drive the long-term financial success and growth of the Company. At the beginning of each performance period, goals and performance objectives are established by the Chief Executive Officer, approved by the Compensation Committee and presented to the Board of Directors. At the end of each performance period, payouts are determined based on actual performance against goals. Payouts will be made in the Company’s common stock (50%) and in cash (50%). Business results for the LTPP will be measured over three-year periods with new overlapping award cycles beginning each year. In order to phase in the LTPP, three performance cycles began on January 1, 2003: a one-year cycle, a two-year cycle and a three-year cycle. Thereafter a new three-year cycle will begin on January 1 of each year. Revenue and earnings growth, subject to a performance hurdle of return on capital, were the performance measures used for the first three performance cycles. In future cycles, other measures may be recommended and approved by the Compensation Committee.

An accrual of $150,000 has been recorded for the three and six months ended June 30, 2004 based on an expected achievement of approximately 25% of the performance goals for the two-year cycle that began January 1, 2003. The performance goals for the one-year cycle that began January 1, 2003 were not met and therefore, no payouts were earned for the year ended December 31, 2003.

Note 11: Related Party Transactions

We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. We sublease a portion of our Spokane facility to Servatron. The lease agreement commenced in May 2000 and terminated in May 2004. During the first quarter of 2004, Servatron negotiated a new lease for the period from May 2004 to May 2006. The base monthly lease payments under the new lease are approximately $16,000 and are based on current market rates. Servatron pays us for its share of operating costs of the subleased premises. The costs payable by Servatron to us are based on the square footage of the leased premises.

We lease a facility from former owners of RER, who are now current employees. The lease agreement terminated in December 2003 and was renewed on March 1, 2004 and will terminate in February 2008. The monthly lease expense is approximately $37,000.

During 2003 and 2002, we loaned a total of $2.4 million to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which was developing internet-based energy monitoring and management software and services. The form of the loans are convertible notes with terms of four to five years, accrue interest at 7% and are convertible at any time into common stock of Lanthorn. If we had converted our notes into equity at June 30, 2004, they would have converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We entered into a distribution and licensing agreement with Lanthorn, which gave us non-exclusive distribution and licensing rights. Lanthorn has not produced any significant revenue.

In December 2003, due to consideration of the estimated fair market value of Lanthorn as indicated by Lanthorn’s last round of financing, we recorded a $1.9 million impairment to the loans and accrued interest, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for the principal. During the second quarter of 2004, we recorded an additional impairment of $775,000 to other income (expense), net, for the remaining loan balance and accrued interest as Lanthorn substantially ceased operations in May 2004. At June 30, 2004, there was no remaining net loan or accrued interest balances. At December 31, 2003, the loan balances were included within other noncurrent assets.

During 2003, an officer of one of our customers held a position on our Board of Directors. During the second quarter of 2004, this individual resigned from our Board of Directors.

Note 12: Commitments and Contingencies

Guarantees and Indemnifications

Under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the six months ended June 30, 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.8 million and $41.7 million at June 30, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.0 million and $15.0 million at June 30, 2004 and December 31, 2003, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probably, or likely to occur, and the amount can be reasonably estimated. At June 30, 2004, we determined that no such losses were probable. However, we identified one matter for which a loss was reasonably possible but less than probable. We have estimated the range for possible loss in this matter to be between zero and $700,000, however, in accordance with SFAS No. 5, no liability has been recorded.

Note 13: Segment Information

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). The segment information in this Form 10-Q is based on the new segment reporting structure as of June 30, 2004. Historical segment amounts have been restated.

Management has three primary measures for each of the operating groups: revenue, gross margin and operating income. Revenues for each operating group are according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, an overhead allocation and variances from standard costs. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, amortization expense and income tax expense are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups. Approximately 50% of depreciation expense is allocated to the operating groups.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial automatic meter reading (AMR) modules, mobile and network AMR reading technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications, residential meter data collection software, mobile workforce solutions software and related installation and implementation services.

Software Solutions:	Commercial and industrial meter data collection software, transmission and distribution systems design and optimization software, energy management and asset optimization software, and related implementation, forecasting and consulting services.

Operating Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues
Hardware Solutions	$70,177	$72,069	$128,466	$137,865
Software Solutions	9,465	8,195	16,778	17,044

Total Company	$79,642	$80,264	$145,244	$154,909

Gross profit
Hardware Solutions	$32,484	$37,101	$60,495	$71,058
Software Solutions	3,774	2,253	5,635	5,158

Total Company	$36,258	$39,354	$66,130	$76,216

Operating income (loss)
Hardware Solutions	$24,033	$28,344	$44,310	$54,410
Software Solutions	(1,737)	(3,591)	(5,984)	(8,792)
Corporate unallocated	(17,595)	(16,938)	(34,664)	(32,262)

Total Company	4,701	7,815	3,662	13,356
Total other income (expense)	(3,151)	(932)	(3,622)	(1,172)

Income before income taxes	$1,550	$6,883	$40	$12,184

One Hardware Solutions customer accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2004. Another Hardware Solutions customer, and its subsidiaries, accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2003.

Note 14: Comprehensive Income (Loss)

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$818	$4,173	$80	$7,089
Change in foreign currency translation adjustments, net of tax	(100)	476	(328)	878

Total comprehensive income (loss)	$718	$4,649	$(248)	$7,967

Accumulated foreign currency translation adjustment was the sole component of accumulated other comprehensive income (loss), net of tax, at June 30, 2004 and December 31, 2003. The accumulated other comprehensive loss, net of tax, was approximately $(464,000) and $(136,000) at June 30, 2004 and December 31, 2003, respectively.

Note 15: Condensed Consolidating Financial Information

The Senior Subordinated Notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

We have three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary held $7.1 million and $7.0 million of an investment in a non-guarantor subsidiary at June 30, 2004 and December 31, 2003, respectively. The net income (loss) from this investment was ($4,000) and $72,000 for the three and six months ended June 30, 2004, respectively, and $66,000 and $98,000 for the three and six months ended June 30, 2003, respectively. The guarantor subsidiary’s investment in and results of operations from the non-guarantor subsidiary are shown within the Combined Parent and Guarantor Subsidiaries column.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$67,042	$1,183	$(210)	$68,015
Service	10,536	1,789	(698)	11,627

Total revenues	77,578	2,972	(908)	79,642

Cost of revenues
Sales	36,338	480	(210)	36,608
Service	5,999	1,492	(715)	6,776

Total cost of revenues	42,337	1,972	(925)	43,384

Gross profit	35,241	1,000	17	36,258
Operating expenses
Sales and marketing	9,574	698	—	10,272
Product development	10,609	(72)	17	10,554
General and administrative	8,373	279	—	8,652
Amortization of intangibles	2,027	—	—	2,027
Restructurings	52	—	—	52

Total operating expenses	30,635	905	17	31,557

Operating income	4,606	95	—	4,701
Other income (expense)
Equity in affiliates	8	—	—	8
Interest income	209	2	(100)	111
Interest expense	(2,172)	(189)	100	(2,261)
Other income (expense), net	(882)	(127)	—	(1,009)

Total other income (expense)	(2,837)	(314)	—	(3,151)

Income (loss) before income taxes	1,769	(219)	—	1,550
Income tax provision	(563)	(169)	—	(732)
Equity in earnings (losses) of non-guarantor subsidiaries	(388)	—	388	—

Net income (loss)	$818	$(388)	$388	$818

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$69,047	$924	$(30)	$69,941
Service	9,486	1,630	(793)	10,323

Total revenues	78,533	2,554	(823)	80,264

Cost of revenues
Sales	33,183	476	(30)	33,629
Service	6,716	1,247	(682)	7,281

Total cost of revenues	39,899	1,723	(712)	40,910

Gross profit	38,634	831	(111)	39,354
Operating expenses
Sales and marketing	10,466	517	(24)	10,959
Product development	11,027	98	(83)	11,042
General and administrative	6,734	—	(4)	6,730
Amortization of intangibles	2,765	—	—	2,765
Restructurings	—	43	—	43

Total operating expenses	30,992	658	(111)	31,539

Operating income	7,642	173	—	7,815
Other income (expense)
Equity in affiliates	30	—	—	30
Interest income	154	49	(175)	28
Interest expense	(878)	(226)	175	(929)
Other income (expense), net	(185)	124	—	(61)

Total other income (expense)	(879)	(53)	—	(932)

Income before income taxes	6,763	120	—	6,883
Income tax provision	(2,620)	(90)	—	(2,710)
Equity in earnings (losses) of non-guarantor subsidiaries	30	—	(30)	—

Net income	$4,173	$30	$(30)	$4,173

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$121,661	$1,713	$(343)	$123,031
Service	20,141	3,662	(1,590)	22,213

Total revenues	141,802	5,375	(1,933)	145,244

Cost of revenues
Sales	65,500	674	(343)	65,831
Service	11,972	2,846	(1,535)	13,283

Total cost of revenues	77,472	3,520	(1,878)	79,114

Gross profit	64,330	1,855	(55)	66,130
Operating expenses
Sales and marketing	18,520	1,406	—	19,926
Product development	20,975	(144)	(55)	20,776
General and administrative	14,855	423	—	15,278
Amortization of intangibles	4,054	—	—	4,054
Restructurings	2,397	37	—	2,434

Total operating expenses	60,801	1,722	(55)	62,468

Operating income	3,529	133	—	3,662
Other income (expense)
Interest income	335	4	(211)	128
Interest expense	(2,833)	(393)	211	(3,015)
Other income (expense), net	(513)	(222)	—	(735)

Total other income (expense)	(3,011)	(611)	—	(3,622)

Income (loss) before income taxes	518	(478)	—	40
Income tax (provision) benefit	506	(466)	—	40
Equity in earnings (losses) of non-guarantor subsidiaries	(944)	—	944	—

Net income (loss)	$80	$(944)	$944	$80

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$132,306	$1,630	$(78)	$133,858
Service	19,575	2,890	(1,414)	21,051

Total revenues	151,881	4,520	(1,492)	154,909

Cost of revenues
Sales	62,795	773	(78)	63,490
Service	13,352	3,063	(1,212)	15,203

Total cost of revenues	76,147	3,836	(1,290)	78,693

Gross profit	75,734	684	(202)	76,216
Operating expenses
Sales and marketing	19,199	1,129	(39)	20,289
Product development	20,886	203	(156)	20,933
General and administrative	13,884	—	(7)	13,877
Amortization of intangibles	4,653	—	—	4,653
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900

Total operating expenses	61,471	1,591	(202)	62,860

Operating income (loss)	14,263	(907)	—	13,356
Other income (expense)
Equity in affiliates	52	—	—	52
Interest income	344	39	(186)	197
Interest expense	(1,174)	(397)	186	(1,385)
Other income (expense), net	(218)	182	—	(36)

Total other income (expense)	(996)	(176)	—	(1,172)

Income (loss) before income taxes	13,267	(1,083)	—	12,184
Income tax provision	(5,024)	(71)	—	(5,095)
Equity in earnings (losses) of non-guarantor subsidiaries	(1,154)	—	1,154	—

Net income (loss)	$7,089	$(1,154)	$1,154	$7,089

Condensed Consolidating Balance Sheet

At June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$908	$1,319	$—	$2,227
Accounts receivable, net	58,042	3,674	—	61,716
Intercompany accounts receivable	7,761	16,606	(24,367)	—
Inventories	18,960	1,397	—	20,357
Deferred income taxes, net	5,266	—	—	5,266
Other	3,541	313	—	3,854

Total current assets	94,478	23,309	(24,367)	93,420

Property, plant and equipment, net	41,100	3,327	—	44,427
Intangible assets, net	18,925	—	—	18,925
Goodwill	83,754	6,686	—	90,440
Restricted cash	128,310	—	—	128,310
Deferred income taxes, net	39,046	1,464	(1,165)	39,345
Investment in non-guarantor subsidiaries	7,562	—	(7,562)	—
Intercompany notes receivable	12,169	—	(12,169)	—
Other	9,970	18	—	9,988

Total assets	$435,314	$34,804	$(45,263)	$424,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,403	$421	$—	$22,824
Intercompany accounts payable and accrued expenses	16,606	7,761	(24,367)	—
Wages and benefits payable	10,458	462	—	10,920
Short-term borrowings	21,000	—	—	21,000
Current portion of debt	16,667	768	—	17,435
Current portion of warranty	7,850	145	—	7,995
Unearned revenue	10,259	981	—	11,240

Total current liabilities	105,243	10,538	(24,367)	91,414

Long-term debt	136,593	—	—	136,593
Project financing debt	—	3,632	—	3,632
Intercompany notes payable	—	12,169	(12,169)	—
Warranty	3,768	—	—	3,768
Deferred income taxes, net	—	1,165	(1,165)	—
Other obligations	7,259	—	—	7,259

Total liabilities	252,863	27,504	(37,701)	242,666

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	205,760	10,402	(10,402)	205,760
Accumulated other comprehensive loss	(202)	(262)	—	(464)
Accumulated deficit	(23,107)	(2,840)	2,840	(23,107)

Total shareholders’ equity	182,451	7,300	(7,562)	182,189

Total liabilities and shareholders’ equity	$435,314	$34,804	$(45,263)	$424,855

Condensed Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,075	(22,484)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,292	(22,484)	109,289

Property, plant and equipment, net	39,224	3,594	—	42,818
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,055	1,703	(1,003)	31,755
Investment in non-guarantor subsidiaries	8,506	—	(8,506)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,445	$35,568	$(43,524)	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,302	$934	$—	$26,236
Intercompany accounts payable and accrued expenses	15,075	7,409	(22,484)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Current portion of warranty	13,630	309	—	13,939
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,057	10,562	(22,484)	111,135

Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Warranty	3,536	—	—	3,536
Deferred income taxes, net	—	1,003	(1,003)	—
Other obligations	7,550	—	—	7,550

Total liabilities	134,143	27,120	(35,018)	126,245

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive loss	(78)	(58)	—	(136)
Accumulated deficit	(23,187)	(1,896)	1,896	(23,187)

Total shareholders’ equity	177,302	8,448	(8,506)	177,244

Total liabilities and shareholders’ equity	$311,445	$35,568	$(43,524)	$303,489

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$80	$(944)	$944	$80
Non-cash charges (credits) to income:
Depreciation and amortization	8,692	138	—	8,830
Stock option & employee stock purchase plan income tax benefits	1,121	—	—	1,121
Impairment of investments	775	—	—	775
Equity in earnings (losses) of non-guarantor subsidiaries	944	—	(944)	—
Realized currency translation gain	(279)	—	—	(279)
Deferred income tax provision (benefit)	(1,794)	401	—	(1,393)
Other, net	532	—	—	532
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,755	1,311	—	9,066
Inventories	(4,781)	461	—	(4,320)
Accounts payable, accrued expenses & current portion of warranty	(6,835)	(677)	—	(7,512)
Wages and benefits payable	188	21	—	209
Unearned revenue	(1,098)	251	—	(847)
Long-term warranty and other obligations	24	—	—	24
Intercompany transactions, net	1,179	(1,179)	—	—
Other, net	987	(91)	—	896

Cash provided (used) by operating activities	7,490	(308)	—	7,182

Investing activities
Proceeds from the sale of property, plant and equipment	11	—	—	11
Acquisition/transfer of property, plant and equipment	(6,959)	129	—	(6,830)
Pre-acquisition activities	(4,629)	—	—	(4,629)
Payment of contingent purchase price for RER acquisition	(1,957)	—	—	(1,957)
Cash transfer to non-guarantor subsidiaries/ intercompany notes payable	(2,178)	—	2,178	—
Cash received from non-guarantor subsidiaries	1,540	—	(1,540)	—
Other, net	277	71	—	348

Cash provided (used) by investing activities	(13,895)	200	638	(13,057)

Financing activities
New borrowings	124,081	—	—	124,081
Transfer to escrow for senior subordinated notes	(128,310)	—	—	(128,310)
Change in short-term borrowings, net	11,000	—	—	11,000
Payments on debt	(8,333)	(363)	—	(8,696)
Issuance of common stock	3,967	—	—	3,967
Cash transfer to non-guarantor subsidiaries/ intercompany notes payable	—	2,178	(2,178)	—
Cash paid to parent	—	(1,540)	1,540	—
Other, net	(180)	—	—	(180)

Cash provided by financing activities	2,225	275	(638)	1,862

Increase (decrease) in cash and cash equivalents	(4,180)	167	—	(4,013)
Cash and cash equivalents at beginning of period	5,088	1,152	—	6,240

Cash and cash equivalents at end of period	$908	$1,319	$—	$2,227

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—	$—	$113

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$7,089	$(1,154)	$1,154	$7,089
Non-cash charges (credits) to income:
Depreciation and amortization	8,990	284	—	9,274
Deferred income tax provision	4,713	56	—	4,769
Acquired in-process research and development	900	—	—	900
Stock option & employee stock purchase plan income tax benefits	727	—	—	727
Equity in earnings (losses) of non-guarantor subsidiaries	1,154	—	(1,154)	—
Equity in affiliates	(52)	—	—	(52)
Other, net	644	—	—	644
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,627	(191)	—	2,436
Inventories	(646)	288	—	(358)
Accounts payable, accrued expenses & current portion of warranty	1,103	(1,369)	—	(266)
Wages and benefits payable	(5,998)	(1,071)	—	(7,069)
Unearned revenue	(3,839)	(219)	—	(4,058)
Long-term warranty and other obligations	(5,458)	—	—	(5,458)
Intercompany transactions, net	710	(710)	—	—
Other, net	636	37	—	673

Cash provided (used) by operating activities	13,300	(4,049)	—	9,251

Investing activities
Proceeds from the sale of property, plant and equipment	7	—	—	7
Acquisition/transfer of property, plant and equipment	(5,579)	119	—	(5,460)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,096)	19	—	(71,077)
Pre-acquisition activities	(684)	—	—	(684)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(4,954)	—	4,954	—
Other, net	1,648	(1,544)	—	104

Cash used by investing activities	(81,063)	(1,406)	4,954	(77,515)

Financing activities
New borrowings	50,000	—	—	50,000
Payments on debt	(4,166)	(336)	—	(4,502)
Issuance of common stock	2,013	—	—	2,013
Cash transfer to parent	1,000	(1,000)	—	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	4,954	(4,954)	—
Other, net	(1,896)	(6)	—	(1,902)

Cash provided by financing activities	46,951	3,612	(4,954)	45,609

Decrease in cash and cash equivalents	(20,812)	(1,843)	—	(22,655)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$8,283	$1,626	$—	$9,909

Non-cash transactions:
Common stock received in partial settlement of related party note receivable	$21	$—	$—	$21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	4,662	(4,662)	—	—

Note 16: Subsequent Event

On July 1, 2004, we completed the acquisition of SEM. The SEM acquisition includes Schlumberger’s electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. By adding electricity meter manufacturing and sales to our existing portfolio of meter data collection technologies and software and consulting solutions, we will be able to offer customers a highly integrated suite of products and services for measuring, gathering, delivering, analyzing and applying electricity usage data.

The purchase price for SEM was $248 million and is subject to post closing working capital adjustments. Itron used proceeds from the $240 million senior secured credit facility and $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility (Note 7). Schlumberger has agreed to indemnify Itron for certain tax, environmental, litigation and other possible obligations over various time frames following the acquisition date. Certain historical financial information can be found in our Form 8-K filed on April 27, 2004 titled “Itron Commences Private Placement of Senior Subordinated Notes.” SEM had revenues of approximately $294 million in 2003, which is substantially more per year than normally expected due to a large order in 2003 and the elimination of a contract manufacturing and repair services business in 2004. SEM had approximately $109 million in assets at the end of 2003, as well as certain liabilities, which will be valued at fair value following the acquisition on July 1, 2004. We will file a Form 8-K/A in connection with the SEM acquisition by September 14, 2004, which will include SEM’s financial statements and the consolidated pro forma financial information as of June 30, 2004.

In order to obtain Federal Trade Commission (FTC) clearance for the SEM acquisition, we were required by the FTC to license certain of our existing electric meter module and other AMR technology to a competing third party. As such, we entered into a licensing agreement with Hunt Technologies (Hunt) in Pequot Lakes, Minnesota, which became effective July 1, 2004, upon closing of the SEM acquisition. The license agreement includes our existing electric encoder receiver transmitter, or ERT technology, for use in electric meters only in the United States, Canada and Mexico. In addition, we will license the required software application programming interfaces and protocols in order to enable Hunt to develop reading technology in the form of handheld or mobile collection units. The license with Hunt is perpetual and requires the payment of a flat fee to Itron in four installments starting July 1, 2004 and ending June 30, 2007. The amount of the license fee is not material to Itron’s overall financial results.

In January 2004, we began to implement a new organizational structure that changed our profit and loss reporting focus from business unit (or market) lines to two primary operations groups: hardware and software. We made further adjustments in July 2004 to our organizational structure moving various parts of our organization from the Hardware Solutions segment to the Software Solutions segment. In addition, based on our evaluation of current market conditions for the transmission and substation markets, including market size, pace of industry investment in new technology and other factors, we made the decision to no longer invest in product development or sales in these areas. We will continue to support our existing transmission and substation customers and will continue to concentrate on new business opportunities in distribution - both in design and asset optimization. In connection with these changes, we had a headcount reduction of approximately 40 people resulting in a restructuring charge in the third quarter of approximately $2 million.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) potential disruptions in operations associated with integrating the acquisition of the electricity metering products business of Schlumberger Limited (SEM), 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in laws and regulations (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Form 10-K filed with the SEC on March 12, 2004.

Executive Highlights

In January 2004, we began to implement an organizational change, which resulted in a change in our segment reporting from five business units, Electric, Natural Gas, Water & Public Power, International and End User Solutions, to two operating groups, Hardware Solutions and Software Solutions.

Second quarter revenues were $79.6 million compared with $80.3 million in the second quarter of 2003. Lower handheld meter reading revenues were primarily offset by higher shipments of automatic meter reading (AMR) hardware, increased AMR installation and implementation services and higher Software Solutions revenues. While revenues in 2004 declined for the quarter and year-to-date periods, new order bookings increased. New order bookings for the quarter were $66 million compared with $41 million in the second quarter of 2003. New order bookings in the first six months of 2004 were $132 million, 30% higher, than in the first six months of 2003.

Year-to-date 2004 revenues were $145.2 million compared with $154.9 million in the first six months of 2003, with the lower revenues this year primarily related to lower handheld meter reading system revenues.

Net income was lower in the first half of 2004, compared with 2003, due to lower revenues, a decline in gross margin and higher non-operating expense items. Net income was $818,000, or 4 cents per diluted share for the second quarter of 2004, compared with net income of $4.2 million, or 19 cents per diluted share in the second quarter of 2003. Net income was $80,000, or less than one cent per diluted share, for the first six months of 2004, compared with net income of $7.1 million, or 33 cents per diluted share, for 2003.

On July 1, 2004, we completed the acquisition of SEM, which we expect will contribute to revenue, earnings and cash flow growth in the second half of 2004.

Revenues and Gross Margin

Total Company Revenues and Gross Margin

We currently derive the majority of our revenues from sales of products and services to utilities. The following tables summarize our revenues and gross margin for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Revenues
Sales	$68.0	$70.0	-3%	$123.0	$133.9	-8%
Service	11.6	10.3	13%	22.2	21.0	6%

Total revenues	$79.6	$80.3	-1%	$145.2	$154.9	-6%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Gross Margin
Sales	46%	52%	-6%	46%	53%	-7%
Service	42%	29%	13%	40%	28%	12%

Total gross margin	46%	49%	-3%	46%	49%	-3%

Revenues

For the second quarter of 2004 compared with the second quarter of 2003, sales revenues decreased $2.0 million due to a $2.9 million decrease in Hardware Solutions, offset by a $900,000 increase in Software Solutions. For the first half of 2004, compared with 2003, sales revenues decreased $10.9 million due to a $9.8 million decrease in Hardware Solutions and a $1.1 million decrease in Software Solutions. Service revenues increased $1.3 million and $1.2 million for the three and six months ended June 30, 2004, compared with 2003 due to increased maintenance services for handheld systems and software. For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

One customer, Duke Energy, accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2004. This customer represented 13% and 12% of Hardware Solutions revenues for the three and six months ended June 30, 2004, respectively. There was no customer that represented greater than 10% of Software Solutions revenues for the three and six months ended June 30, 2004.

Another customer, National Grid Company and its subsidiaries, accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2003. This customer represented 13% and 12% of Hardware Solutions revenues during the three and six months ended June 30, 2003, respectively. Two different customers represented 10% and 17% of Software Solutions revenues for the three and six months ended June 30, 2003, respectively.

The top ten customers for the three months ended June 30, 2004 accounted for approximately 38% of revenues. The top ten customers for the three months ended June 30, 2003 accounted for approximately 43% of revenues. The top ten customers for the six months ended June 30, 2004 accounted for approximately 37% of revenues. The top ten customers for the six months ended June 30, 2003 accounted for approximately 42% of revenues.

Gross Margin

Sales gross margin for the second quarter of 2004 decreased, compared with the second quarter of 2003, primarily due to an 8% decrease in Hardware Solutions gross margin, partially offset by an 18% improvement in Software Solutions gross margin. Sales gross margin decreased during the first six months of 2004, compared with 2003, due to a 7% decrease in Hardware Solutions gross margin, while Software Solutions gross margins remained stable. Service gross margins for the second quarter of 2004 increased due to a 16% increase in Hardware Solutions gross margin, while Software Solutions remained stable. Service gross margins for the first six months of 2004 also increased due to an increase in Hardware Solutions gross margin of 13% and an increase of Software Solutions gross margin of 4%. For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

At the end of 2003, a warranty accrual of approximately $8.6 million was charged to service cost of sales for a specific type of electric AMR module product failure due to a change in an integrated circuit component’s encapsulation material from a supplier to our component supplier. Certain lots of this electric AMR module were manufactured over a twelve month period with this defective component. The warranty accrual reflected various assumptions in our estimate of the material, labor and other costs we will incur to replace the remaining affected units. During the second quarter and first half of 2004, we incurred costs of $2.4 million and $5.2 million, respectively, for product replacements, which were charged against the warranty accrual. While we believe we have adequately reserved for this issue, our actual costs may differ from our estimates.

Segment Revenues, Gross Margin and Operating Income (Loss)

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). The segment information in this Form 10-Q is based on the new segment reporting structure, as of June 30, 2004. Historical segment amounts have been restated.

Management has three primary measures for each of the operating groups: revenue, gross margin and operating income. Revenues for each operating group are according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, an overhead allocation and variances from standard costs. Service related costs of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income of investees accounted for by the equity method, amortization expense and income tax expense are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups. Approximately 50% of depreciation expense is allocated to the operating groups.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial AMR modules, mobile and network AMR reading technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications, residential meter data collection software, mobile workforce solutions software and related installation and implementation services.

Software Solutions:	Commercial and industrial meter data collection software, transmission and distribution systems design and optimization software, energy management and asset optimization software, and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions	$70.1	$72.1	-3%	$128.4	$137.9	-7%
Software Solutions	9.5	8.2	16%	16.8	17.0	-1%

Total Company	$79.6	$80.3	-1%	$145.2	$154.9	-6%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Segment Gross Margin
Hardware Solutions	46%	51%	-5%	47%	52%	-5%
Software Solutions	40%	27%	13%	34%	30%	4%
Total Company	46%	49%	-3%	46%	49%	-3%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Operating Income (Loss)
Hardware Solutions	$24.0	$28.3	-15%	$44.3	$54.4	-19%
Software Solutions	(1.7)	(3.6)	53%	(5.9)	(8.8)	33%
Corporate unallocated	(17.6)	(16.9)	-4%	(34.7)	(32.2)	-8%

Total Company	$4.7	$7.8	-40%	$3.7	$13.4	-72%

Hardware Solutions: Hardware Solutions revenues decreased for the three and six months ended June 30, 2004 primarily due to fewer handheld meter reading system upgrades. AMR shipments increased slightly quarter over quarter but remained relatively stable for the first half of 2004 compared with 2003. We shipped approximately 1.2 million AMR modules in the second quarter of 2004, compared with approximately 1.1 million for the same period in 2003. During each of the first six months of 2004 and 2003 we shipped approximately 2.0 million AMR modules.

Hardware Solutions gross margins declined for the three and six months ended June 30, 2004 due to a shift in the mix of hardware products shipped, including the mix of AMR units sold and sales to indirect customers, as well as lower margins on sales of our handheld systems. Revenues through indirect sales channels, which are at lower margins, increased from 22% to 25% of total Hardware Solutions revenues from the second quarter of 2003, compared with the same period in 2004, and from 20% to 25% for the first six months of 2003, compared with the same period in 2004.

Operating income for Hardware Solutions was less than the prior year due to decreased revenues and gross margins. Overall operating expenses decreased for the three and six months ended June 30, 2004, compared with 2003, primarily due to spending reductions made in certain marketing and product development projects, offset slightly by increases in sales expense.

Software Solutions: The $1.3 million increase in Software Solutions revenue in the second quarter of 2004 compared with the same period in 2003, resulted from license fees for a commercial and industrial meter data collection software sale to one international customer, and increases in consulting and software maintenance. Revenues for the first six months of 2004 were comparable with 2003 as a result of an increase in software maintenance revenues, offset by a decrease in software license revenues. The first quarter of 2003 included approximately $2.1 million in license revenues from one customer for our distribution line design software.

Gross margins increased for both the three and six months ended 2004, compared with 2003, primarily as a result of lower software implementation costs due to streamlining of certain operations earlier this year and higher maintenance revenue due to a larger install base.

Revenues for Software Solutions are not yet sufficient to cover current operating expenses. However, Software Solutions’ operating losses decreased in 2004, compared with the same periods in 2003. Headcount and facility reductions during 2003 and 2004, have contributed to the improved results in 2004.

Corporate unallocated: Operating expenses not directly associated with an operating group are classified as Corporate. Corporate operating expenses increased for the second quarter and first six months of 2004, compared with 2003, primarily due to professional services and the January 2004 workforce reduction restructuring charge.

Backlog of Orders

Our AMR meter module business includes a mix of project and routine sales. Project sales involve annual or multi-year contracts and are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing AMR customers and initial orders with new customers.

Bookings for a reported period represent contracts signed during a specified period except for those related to annual maintenance, joint use (utility pole surveys) and engineering services. Annual maintenance contracts are not included in bookings or backlog. Revenues from joint use and engineering services contracts are included in bookings during the quarter in which the revenues are earned.

Total backlog represents undelivered contractual orders, excluding annual maintenance, joint use and engineering services. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Backlog is not a complete measure of our future business as a growing portion is book-and-ship, and as bookings and backlog can be highly variable from period to period primarily due to the nature and timing of large project sales.

Bookings and backlog information is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
June 30, 2004	$66	$153	$76
March 31, 2004	66	155	79
December 31, 2003	45	145	62
September 30, 2003	67	169	69
June 30, 2003	41	173	79
March 31, 2003	60	203	102
December 31, 2002	61	197	100
September 30, 2002	87	200	109

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses

As a result of an organizational change and a review of certain operating expenses, we have made some reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to the current period presentation. The following table details our total operating expenses in dollars and as a percent of revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$10.2	13%	$11.0	14%	$19.9	14%	$20.3	13%
Product development	10.6	13%	11.0	14%	20.8	14%	20.9	13%
General and administrative	8.7	11%	6.8	8%	15.3	11%	13.9	9%
Amortization of intangibles	2.1	3%	2.8	3%	4.1	3%	4.7	3%
Restructurings	—	—	—	—	2.4	2%	2.2	1%
In-process research and development	—	—	—	—	—	—	0.9	1%

Total operating expenses	$31.6	40%	$31.6	39%	$62.5	43%	$62.9	41%

Sales and marketing expenses decreased $800,000 and $400,000 for the second quarter and first six months of 2004, compared with 2003, as a result of staff reductions in the first quarter of 2004. Additional decreases in spending are the result of reduced travel costs for sales and the lack of any bonus and profit sharing expense during the three and six months ended June 30, 2004. Product marketing expenses remained relatively constant for the three and six months ended June 30, 2004.

Product development expenses decreased by $400,000 and $100,000 for the second quarter and first six months of 2004, compared with 2003, primarily due to decreased materials spending and increased development funding from outside companies. Additional decreases in spending are the result of no bonus and profit sharing expense during the three and six months ended June 30, 2004.

General and administrative expenses increased $1.9 million and $1.4 million for the second quarter and first six months of 2004, compared with 2003, primarily due to professional services related to Sarbanes-Oxley compliance, planning for the SEM integration, increased audit and tax fees and an increase in headcount. In addition, during the second quarter of 2004 we wrote-off $400,000 of software.

Amortization of intangible assets decreased as a result of certain intangible assets being fully amortized.

In January 2004, we took actions to reduce expenses and eliminate certain unprofitable activities resulting in a reduction of approximately 75 employees, or 5% of our workforce. At March 31, 2004, substantially all of the 75 employees were terminated and severance payments made resulting in a restructuring charge of approximately $2.4 million in the first quarter of 2004. During the second quarter of 2004, we completed the restructuring, resulting in an additional charge of approximately $52,000.

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $1.9 million related to severance during 2003. As of March 31, 2003, substantially all of the 40 employees were terminated and severance payments were made. The restructuring was complete in 2003. The European restructuring activity in 2002 included an additional $259,000 of restructuring charges during the six months ended June 30, 2003 from the write-down of fixed assets and lease termination charges. The international restructuring activities were substantially complete by mid-2003.

During March 2003 we recorded a $900,000 charge for in-process research and development (IPR&D) related to the acquisition of Silicon Energy Corp. (Silicon). At the time of the acquisition, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The in-process technology was substantially completed in 2003.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Equity in affiliates	$8	$30	-73%	$—	$52	-100%
Interest income	111	28	296%	128	197	-35%
Interest expense	(2,261)	(929)	-143%	(3,015)	(1,385)	-118%
Other income (expense), net	(1,009)	(61)	-1554%	(735)	(36)	-1942%

Total other income (expense)	$(3,151)	$(932)	-238%	$(3,622)	$(1,172)	-209%

Equity in affiliates represents income or loss related to our 30% equity interest in Servatron, Inc., a company that performs contract manufacturing and repair services for us.

Interest income increased during the three months ended June 30, 2004, compared with the same period in 2003, due to interest earned on the escrowed proceeds from the issuance of our $125 million Senior Subordinated Notes on May 10, 2004, as well as our funding of prepaid interest and the notes’ discount amount, which were held in escrow for the benefit of the holders of the notes pending consummation of our acquisition of SEM on July 1, 2004. This increase was slightly offset by a reduction of interest income associated with an impairment of loans provided to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn). Interest income slightly decreased during the six months ended June 30, 2004, compared with the same period in 2003, primarily due to the reduction of interest income associated with the impairment of loans provided to Lanthorn.

The increase in interest expense during the three and six months ended June 30, 2004, compared with the same periods in 2003, is primarily due to the issuance of our $125 million Senior Subordinated Notes on May 10, 2004. The additional increase in interest expense for the first six months of 2004, compared with 2003, is due to the issuance of the term loan in March 2003 for the Silicon acquisition.

Other income (expense), net, increased during the second quarter and first half of 2004, compared with 2003, primarily as a result of an impairment charge of $775,000 to the remaining loan balance and accrued interest on the Lanthorn loans, as Lanthorn substantially ceased operations in May 2004.

Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in valuation allowances for deferred tax assets (which adjust tax assets to an amount that will likely be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended June 30, 2004 and 2003 were 47% and 39%, respectively. The 2004 quarterly rate was higher than the estimated annual effective income tax rate as a result of the expected expiration of research and development tax credits originally expected to be utilized. A tax benefit is reflected for the six months ended June 30, 2004, due to changes in estimated taxes and valuation allowance adjustments recorded during the interim period financial statements. The effective tax rate for the six months ended June 30, 2003 was 42%. This rate exceeds the statutory rate because there was no tax benefit recognized for the $900,000 IPR&D expense, which is not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in the first quarter of 2003, the adjusted effective tax rate was 39% for the six months ended June 30, 2003.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net income	$0.1	$7.1
Non-cash items	9.6	16.2
Changes in operating assets and liabilities, net of acquisitions	(2.5)	(14.1)

Operating activities	7.2	9.2
Investing activities	(13.1)	(77.5)
Financing activities	1.9	45.6

Decrease in cash and cash equivalents	$(4.0)	$(22.7)

Operating activities: The decline in non-cash items in 2004 is primarily due to a change in deferred income taxes between 2003 and 2004. During the six months ended June 30, 2004 we had a minimal income tax benefit of $40,000, as compared with a $5.1 million income tax provision for the same period in 2003.

Changes in operating assets and liabilities, net of acquisitions, resulted in a use of $2.5 million in cash during the six months ended June 30, 2004. High cash collections on accounts receivable were offset by cash used to build inventories and cash used to perform warranty related activities. A decrease in accounts receivable resulted from strong cash collections of accounts receivable from year-end, which were higher due to the timing of shipments late in the fourth quarter of 2003. Accounts receivable also decreased due to a decline in revenues in the first six months of 2004. Inventories increased as we built inventory for an expected increase in demand in the second half of 2004 and because the mix of hardware shipments in the first half of 2004 was different than initially expected coming into the year. Accounts payable and accrued expenses decreased due to the payment of fees previously accrued in association with the SEM acquisition. During the six months ended June 30, 2004, we used $5.2 million in cash related to warranty activities for a specific electric AMR module product failure that was accrued for at year-end.

Changes in operating assets and liabilities, net of acquisitions, during the six months ended June 30, 2003 resulted in a use of cash of $14.1 million. That use resulted from a decrease in the accrual for bonus and profit sharing as we used $7.1 million for bonus and profit sharing payments, net of a $2.4 million bonus accrual. In addition, the unearned revenue balance decreased due to a reduction in the number of customers with large milestone billing arrangements. Also, we made a $4.0 million payment during the three months ended June 30, 2003 to Duquesne Light Company in accordance with an amendment to our long-term warranty and maintenance agreement, which was charged against an accrued loss for that contract.

Investing activities: We used $4.6 million for SEM pre-acquisition activities during the six months ended June 30, 2004, compared with $684,000 during the same period in 2003. We made cash payments totaling $2.0 million to Regional Economic Research, Inc. (RER) shareholders as the earnout revenue target for RER was exceeded in 2003. We are required to pay additional amounts to certain RER shareholders to the extent that a defined revenue target in 2004 is exceeded. We expect that the 2004 revenue target will not be exceeded and no additional earnout will be required for 2004.

We used $6.8 million in cash for property, plant and equipment purchases during the six months ended June 30, 2004, compared with $5.5 million during the same period in 2003. The increase resulted primarily from the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. During the six months ended June 30, 2003, we used $71.1 million in cash for the Silicon acquisition and we loaned $405,000 to Lanthorn, with no comparable activities during the six months ended June 30, 2004.

Financing activities: In connection with the issuance of the Senior Subordinated Notes in May 2004, we received $124.1 million in net proceeds. The net proceeds as well as our funding of prepaid interest and the notes’ discount amount, totaling $128.3 million, were transferred to escrow for the benefit of the holders of the notes pending consummation of our acquisition of SEM on July 1, 2004. In connection with the Silicon acquisition in March 2003, we received $50.0 million in proceeds from a term loan under a new credit facility and paid debt origination fees of $1.9 million. Repayments of $8.3 million were made on the term loan during the six months ended June 30, 2004, compared with $4.2 million during the same period in 2003. We had net borrowings of $11.0 million on our revolving line of credit during the six months ended June 30, 2004, compared with no net borrowings or payments during the same period in 2003. We received $4.0 million from employee stock purchase plan purchases and stock option exercises during the six months ended June 30, 2004, compared with $2.0 million during the same period in 2003.

We had no off-balance sheet financing agreements at June 30, 2004 and December 31, 2003, except for operating lease commitments.

Investments: As of June 30, 2004, we had a fully reserved loan totaling $2.4 million to Lanthorn. The form of the loans are convertible notes, which are due in March 2007, accrue interest at 7% and are convertible at any time into common stock of Lanthorn. If we had converted our notes into equity at June 30, 2004, they would have converted into approximately 22% of Lanthorn’s common stock on a fully diluted basis. We entered into a distribution and licensing agreement with Lanthorn, which gave us non-exclusive distribution and licensing rights. Lanthorn has not produced any significant revenue. In December 2003, we recorded a $1.9 million impairment charge related to the Lanthorn notes, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for principal. In May 2004, we recorded an additional impairment charge of $775,000 to other income (expense), net, for the remaining loan balance and accrued interest as Lanthorn substantially ceased operations in May 2004. At June 30, 2004, there was no remaining net loan or accrued interest balances.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At June 30, 2004, we had $2.2 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

At June 30, 2004, we had an $84.2 million secured credit facility. The credit facility consists of a $50 million three-year term loan, which had an outstanding balance of $29.2 million at June 30, 2004, and a $55 million revolving credit line. At June 30, 2004, there were $21 million of borrowings and approximately $23 million of standby letters of credit outstanding under the revolving credit line. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

The credit facility contains financial covenants that require us to maintain certain liquidity and coverage ratios on a quarterly basis. At June 30, 2004, we received waivers of compliance with the covenants from our lenders.

In connection with our acquisition of SEM on July 1, 2004, we replaced our current credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured term loan is payable in minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the quarters in the last year (totaling $173.9 million), not including mandatory prepayments based on excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, which would decrease the minimum monthly payments in the last year. The annual interest rates under the new facility will vary depending on market rates, with initial interest rates based on the London InterBank Offered Rate (LIBOR) plus 2.75%, or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.75%, for the revolving credit facility and LIBOR plus 2.25%, or Prime plus 1.25%, for the term loan. In addition, debt issuance costs will be amortized over the life of the credit facility. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We are also required to enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. At July 1, 2004, approximately 40% of our aggregate principal amount of debt is at fixed rates.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. The net proceeds, as well as our funding of prepaid interest and the notes’ discount amount, were held in escrow, and were recorded as restricted cash on our balance sheet at June 30, 2004. We placed the notes in advance of the closing of the SEM acquisition in order to lock-in a favorable interest rate. Fixed annual interest will be paid every six months, commencing in November 2004. The notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008 at certain specified prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

On July 1, 2004, we used the $124.1 million of gross proceeds from the Senior Subordinated Notes, together with borrowings under our new $240 million senior secured credit facility to finance the acquisition of SEM along with related fees and expenses and to repay outstanding indebtedness of $50.2 million under our previously existing credit facility.

We believe existing cash resources and available borrowings are adequate to meet our cash needs through the next year.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.8 million and $41.7 million at June 30, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.0 million and $15.0 million at June 30, 2004 and December 31, 2003, respectively.

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

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probably, or likely to occur, and the amount can be reasonably estimated. At June 30, 2004, we determined that no such losses were probable. However, we identified one matter for which a loss was reasonably possible but less than probable. We have estimated the range for possible loss in this matter to be between zero and $700,000, however, in accordance with SFAS No. 5, no liability has been recorded.

Our net deferred tax assets consist of accumulated net operating losses, tax credits and Internal Revenue Code Section 382 (Section 382) limited deferred tax assets acquired in connection with the acquisitions of Silicon, LineSoft Corporation and RER. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2004, we expect to pay approximately $600,000 in cash for federal alternative minimum tax and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2006 as tax credits and net operating loss carryforwards not limited by Section 382 will be fully utilized in 2005.

Working capital (deficit) at June 30, 2004 was $2.0 million compared with $(1.8) million at December 31, 2003. The change in working capital is primarily due to the classification of our debt on the balance sheet. At December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003. On July 1, 2004, we replaced our credit facility with a seven-year senior secured term loan, therefore, classification of the long-term portion of our term loan as a current liability was not required at June 30, 2004.

The days sales outstanding (DSO) for billed and unbilled accounts receivable totaled 59 days for the second quarter of 2004 compared with DSO of 58 days for the second quarter of 2003, and 81 days for the first quarter of 2004. Historically, our DSO ratio has been driven more by specific contract billing terms rather than collection issues. The decrease in DSO from the first quarter of 2004 is primarily due to lower revenues in the first quarter. The averages for accounts receivable for January and February were very high, while revenues were low. As the high 2003 year-end accounts receivable balance was collected, DSOs improved. For the month of March 2004, DSO was 57 days.

In November 2003, we began a $2.0 million facility expansion in Waseca, which is now substantially complete.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Certain Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Form 10-K filed with the SEC on March 12, 2004.

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements, including hardware, software and services. For such arrangements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements under the provisions of EITF 00-21. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) when services are delivered, 3) the use of percentage of completion when implementation services are essential to the software performance or 4) upon customer acceptance provisions. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software support fees are recognized over the life of the related service contracts. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. Actual costs may vary from estimates.

Unearned revenue is recorded for products or services when the criteria for revenue recognition has not been met. The majority of unearned revenue relates to annual advance billing terms for post-sale maintenance and support agreements.

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

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2002 and 2003. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually, on October 1st, to determine whether goodwill has been impaired, under the guidance of SFAS No. 142. We utilize an independent appraiser to forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future results of operations and balance sheets.

Warranty: We offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on most of our software products. The warranty accrual includes the cost to manufacture or purchase parts from our suppliers as well as the cost to install or repair equipment. Our accrual is based on historical product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track warranty claims in order to identify any potential warranty trends. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. Management continually evaluates the sufficiency of warranty provisions and makes adjustments when necessary. Actual warranty costs may fluctuate and may be different than amounts accrued.

Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probably, or likely to occur, and the amount can be reasonably estimated. At June 30, 2004, we determined that no such losses were probable. However, we identified one matter for which a loss was reasonably possible but less than probable. We have estimated the range for possible loss in this matter to be between zero and $700,000, however, in accordance with SFAS No. 5, no liability has been recorded.

New Accounting Pronouncement:

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004. We have no investments at June 30, 2004 to which this guidance would apply.

Subsequent Events

On July 1, 2004, we completed the acquisition of SEM. The SEM acquisition includes Schlumberger’s electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. By adding electricity meter manufacturing and sales to our existing portfolio of meter data collection technologies and software and consulting solutions, we will be able to offer customers a highly integrated suite of products and services for measuring, gathering, delivering, analyzing and applying electricity usage data.

The purchase price for SEM was $248 million and is subject to post closing working capital adjustments. Itron used proceeds from the $240 million senior secured credit facility and $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses, and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility. Schlumberger has agreed to indemnify Itron for certain tax, environmental, litigation and other possible obligations over various time frames following the acquisition date. Certain historical financial information can be found in our Form 8-K filed on April 27, 2004 titled “Itron Commences Private Placement of Senior Subordinated Notes.” SEM had revenues of approximately $294 million in 2003, which is substantially more per year than normally expected due to a large order in 2003 and the elimination of a contract manufacturing and repair services business in 2004. SEM had approximately $109 million in assets at the end of 2003, as well as certain liabilities, which will be valued at fair value following the acquisition on July 1, 2004. We will file a Form 8-K/A in connection with the SEM acquisition by September 14, 2004, which will include SEM’s financial statements and the consolidated pro forma financial information as of June 30, 2004.

In order to obtain Federal Trade Commission (FTC) clearance for the SEM acquisition, we were required by the FTC to license certain of our existing electric meter module and other AMR technology to a competing third party. As such, we entered into a licensing agreement with Hunt Technologies (Hunt) in Pequot Lakes, Minnesota, which became effective July 1, 2004, upon closing of the SEM acquisition. The license agreement includes our existing electric encoder receiver transmitter, or ERT technology, for use in electric meters only in the United States, Canada and Mexico. In addition, we will license the required software application programming interfaces and protocols in order to enable Hunt to develop reading technology in the form of handheld or mobile collection units. The license with Hunt is perpetual and requires the payment of a flat fee to Itron in four installments starting July 1, 2004 and ending June 30, 2007. The amount of the license fee is not material to Itron’s overall financial results.

In January 2004, we began to implement a new organizational structure that changed our profit and loss reporting focus from business unit (or market) lines to two primary operations groups: hardware and software. We made further adjustments in July 2004 to our organizational structure moving various parts of our organization from the Hardware Solutions segment to the Software Solutions segment. In addition, based on our evaluation of current market conditions for the transmission and substation markets, including market size, pace of industry investment in new technology and other factors, we made the decision to no longer invest in product development or sales in these areas. We will continue to support our existing transmission and substation customers and will continue to concentrate on new business opportunities in distribution - both in design and asset optimization. In connection with these changes, we had a headcount reduction of approximately 40 people resulting in a restructuring charge in the third quarter of approximately $2 million.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of July 16, 2004 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at June 30, 2004:

	2004	2005	2006	2007	2008	Beyond 2008
	(in millions)
Fixed Rate Debt
Project financing debt	$0.4	$0.8	$0.9	$0.9	$1.0	$0.4
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	7.60%

Senior Subordinated Notes (1)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line	$21.0	$—	$—	$—	$—	$—
Average interest rate	5.75%	—	—	—	—	—

Term loan debt (2)	$8.3	$16.7	$4.2	$—	$—	$—
Average interest rate	4.59%	5.92%	6.65%	—	—	—

(1)	The private placement of $125.0 million aggregate principal amount of 7.75% Senior Subordinated Notes was discounted at 99.265 to yield 7.875%, due in 2012.
(2)	The term loan debt was replaced with a $240.0 million senior secured credit facility comprised of a $55.0 million five-year senior secured revolving credit facility and a $185.0 million seven-year secured term loan on July 1, 2004.

Based on a sensitivity analysis as of June 30, 2004, we estimate that if market interest rates average one percentage point higher than in the table above in 2004, our earnings before income taxes in 2004 would decrease by approximately $138,000.

In connection with our acquisition of SEM on July 1, 2004, we replaced our previous credit facility with $365.0 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of July 16, 2004 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled repayment of principal over the remaining lives of the debt at July 1, 2004:

	2004	2005	2006	2007	2008	Beyond 2008
	(in millions)
Fixed Rate Debt
Project financing debt	$0.4	$0.8	$0.9	$0.9	$1.0	$0.4
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	7.60%

Senior Subordinated Notes (1)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (2)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (2)	$0.9	$1.9	$1.9	$1.9	$1.9	$176.5
Average interest rate	4.09%	5.42%	6.38%	6.89%	7.30%	7.67%

(1)	The private placement of $125.0 million aggregate principal amount of 7.75% Senior Subordinated Notes was discounted at 99.265 to yield 7.875%, due in 2012.
(2)	On July 1, 2004, we closed a $240.0 million senior secured credit facility comprised of a $55.0 million five-year senior secured revolving credit facility and a $185.0 million seven-year secured term loan. We did not borrow against the revolving credit facility on July 1, 2004.

Our variable rate debt is exposed to changes in interest rates. We are required to enter into an interest rate agreement within 90 days after the closing of our senior secured term loan to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. At July 1, 2004, approximately 40% of our aggregate principal amount of debt is at fixed rates. The forecasted interest rates provided in the tabular format above do not include the benefits of an interest rate swap agreement, which will be entered into subsequent to the date of this document.

Based on a sensitivity analysis as of July 1, 2004, we estimate that if market interest rates average one percentage point higher than in the table above in 2004, our earnings before income taxes in 2004 would decrease by approximately $944,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 5% of our total revenues for the six months ended June 30, 2004. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our international subsidiary operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenues that are denominated in foreign currencies.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes may be denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables may impact current earnings, while inter-company notes may be re-valued and result in unrealized translation gains or losses that are reported in other comprehensive income.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At June 30, 2004, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2004. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute hedging alternatives.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

(b) Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. In connection with the Company’s internal controls assessment, we have evaluated the controls surrounding appropriate segregation of duties and have detected areas for improvement or correction. As a result, we improved and changed our internal controls relating to the segregation of duties and have discussed these items with our independent accountants and our audit committee. Testing of these changes will continue through 2004. Management believes that sufficient procedures, policies and reviews exist to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probably, or likely to occur, and the amount can be reasonably estimated. At June 30, 2004, we determined that no such losses were probable. However, we identified one matter for which a loss was reasonably possible but less than probable. We have estimated the range for possible loss in this matter to be between zero and $700,000, however, in accordance with SFAS No. 5, no liability has been recorded.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Itron held its annual meeting of shareholders on May 6, 2004. Three directors were elected for a term of three years, Thomas S. Glanville, Sharon L. Nelson and LeRoy D. Nosbaum. Michael B. Bracy, Ted C. DeMerritt, Jon E. Eliassen, Thomas S. Foley, Robert D. Neilson, Mary Ann Peters and Graham M. Wilson continued their terms as directors. One director, S. Edward White, retired at the annual meeting. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	WITHHELD
Thomas S. Glanville	16,448,791	1,086,152
Sharon L. Nelson	16,751,528	783,415
LeRoy D. Nosbaum	16,831,593	703,350

Matter 2: Approval of the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,235,594	4,200,456	472,492	2,626,401

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K this quarter:

On April 7, 2004, Itron filed a Form 8-K under Items 4 and 7 announcing a change in certifying accountants for our Incentive Savings Plan.

On April 15, 2004, Itron filed a Form 8-K under Item 5 announcing Michael J. Chesser resigned as a member of the Board of Directors of Itron, Inc.

On April 19, 2004, Itron furnished a Form 8-K under Items 7 and 12 announcing the issuance of a press release regarding Itron’s financial results for the three months ended March 31, 2004.

On April 27, 2004, Itron filed a Form 8-K under Items 5 and 9 announcing the issuance of a press release titled “Itron Commences Private Placement of Senior Subordinated Notes.”

On June 3, 2004, Itron filed a Form 8-K under Items 7 and 12 announcing the issuance of a press release titled “Itron Announces SEM Acquisition Clears FTC Regulatory Review, Updates Expectations for Second Quarter.”

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 4th day of August, 2004.

ITRON, INC.
By:	/S/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer