Form 10-Q
period 2004-09-30
ITRON INC /WA/
filed 2004-11-05
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were outstanding 21,147,637 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$107,327	$70,672	$230,358	$204,530
Service	15,177	11,407	37,390	32,458

Total revenues	122,504	82,079	267,748	236,988

Cost of revenues
Sales	61,428	33,810	127,259	97,300
Service	11,591	8,741	24,874	23,944

Total cost of revenues	73,019	42,551	152,133	121,244

Gross profit	49,485	39,528	115,615	115,744
Operating expenses
Sales and marketing	12,045	10,672	31,971	30,961
Product development	11,893	10,841	32,669	31,774
General and administrative	9,201	6,866	24,479	20,743
Amortization of intangibles	7,217	2,391	11,271	7,044
Restructurings	1,571	—	4,005	2,208
In-process research and development	—	—	—	900
Litigation accrual	—	500	—	500

Total operating expenses	41,927	31,270	104,395	94,130

Operating income	7,558	8,258	11,220	21,614
Other income (expense)
Equity in affiliates	13	110	13	162
Interest income	24	68	152	265
Interest expense	(5,147)	(832)	(8,162)	(2,217)
Other income (expense), net	248	458	(487)	422

Total other income (expense)	(4,862)	(196)	(8,484)	(1,368)

Income before income taxes	2,696	8,062	2,736	20,246
Income tax provision	(1,026)	(3,034)	(986)	(8,129)

Net income	$1,670	$5,028	$1,750	$12,117

Earnings per share
Basic net income per share	$0.08	$0.25	$0.08	$0.60

Diluted net income per share	$0.08	$0.23	$0.08	$0.56

Weighted average number of shares outstanding
Basic	20,978	20,478	20,827	20,364
Diluted	22,050	21,880	22,005	21,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At September 30, 2004	At December 31, 2003
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,324	$6,240
Accounts receivable, net	80,018	70,782
Inventories	50,946	16,037
Deferred income taxes, net	13,600	11,673
Other	7,080	4,557

Total current assets	162,968	109,289

Property, plant and equipment, net	61,268	42,818
Intangible assets, net	108,763	22,979
Goodwill	191,712	90,385
Prepaid debt fees	11,719	—
Deferred income taxes, net	31,055	31,755
Other	1,810	6,263

Total assets	$569,295	$303,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,127	$26,236
Wages and benefits payable	15,841	10,711
Short-term borrowings	—	10,000
Current portion of debt	2,632	38,245
Current portion of warranty	6,950	13,939
Unearned revenue	10,886	12,004

Total current liabilities	70,436	111,135

Long-term debt	296,802	—
Project financing debt	3,432	4,024
Warranty	6,336	3,536
Other obligations	6,730	7,550

Total liabilities	383,736	126,245

Commitments and contingencies (Notes 7 and 12)

Shareholders' equity

Preferred stock	—	—
Common stock	206,902	200,567
Accumulated other comprehensive income (loss)	94	(136)
Accumulated deficit	(21,437)	(23,187)

Total shareholders' equity	185,559	177,244

Total liabilities and shareholders' equity	$569,295	$303,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Operating activities
Net income	$1,750	$12,117
Non-cash charges (credits) to income:
Depreciation and amortization	18,926	14,090
Stock option and employee stock purchase plan income tax benefits	1,366	988
Amortization of prepaid debt fees	1,165	505
Impairment of investments	775	—
Impairment of intangibles	334	—
Acquired in-process research and development	—	900
Equity in affiliates	(13)	(162)
Realized currency translation gain	(279)	—
Deferred income tax provision (benefit)	(1,278)	6,960
Other, net	798	576
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	25,711	(2,146)
Inventories	(9,013)	(371)
Accounts payable, accrued expenses and current portion of warranty	(10,216)	2,717
Wages and benefits payable	437	(6,979)
Unearned revenue	(1,130)	(6,525)
Long-term warranty and other obligations	(663)	(5,553)
Other, net	(1,126)	(873)

Cash provided by operating activities	27,544	16,244

Investing activities
Proceeds from the sale of property, plant and equipment	12	10
Acquisition of property, plant and equipment	(10,001)	(7,477)
Issuance of note receivable	—	(405)
Acquisitions, net of cash and cash equivalents	(251,829)	(71,110)
Pre-acquisition activities	—	(1,649)
Payment of contingent purchase price for RER acquisition	(1,957)	—
Other, net	525	244

Cash used by investing activities	(263,250)	(80,387)

Financing activities
New borrowings	309,081	50,000
Change in short-term borrowings, net	(10,000)	—
Payments on debt	(49,591)	(8,842)
Issuance of common stock	4,776	2,874
Prepaid debt fees	(13,470)	(1,893)
Other, net	(6)	(11)

Cash provided by financing activities	240,790	42,128

Increase (decrease) in cash and cash equivalents	5,084	(22,015)
Cash and cash equivalents at beginning of period	6,240	32,564

Cash and cash equivalents at end of period	$11,324	$10,549

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—
Reclassification of prepaid debt fees	485	—
Common stock received in partial settlement of related party note receivable	—	21

Cash paid for:
Income taxes	$431	$896
Interest	4,396	3,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

In this Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q are unaudited and reflect, in the opinion of management, entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, of Itron and our wholly owned subsidiaries. All such entries are of a normal recurring nature. Inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2003 audited financial statements and notes included in our Form 8-K filed on August 1, 2004, which updates Item 7 and Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003, to include consolidating financial information and reflect the new segment reporting structure. Our Form 10-K was filed with the SEC on March 12, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

On July 1, 2004, we completed the acquisition of Schlumberger’s Electricity Metering Business (SEM). The SEM acquisition includes Schlumberger’s electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. Refer to Note 4: Business Combinations for a discussion of the effects of the acquisition. The condensed consolidated statements of operations for the three and nine months ended September 30, 2004, include the operating activity of the SEM acquisition from July 1, 2004 through September 30, 2004.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on historical experience of bad debts and is adjusted for estimated uncollectible amounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at this outside vendor totaled $1.6 million at September 30, 2004 and $538,000 at December 31, 2003, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized and is tested for impairment annually, during the fourth quarter as of October 1st, or more frequently if a significant event occurs. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Warranty

We offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on most of our software products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year. Warranty expense was approximately $2.1 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively. Warranty expense was approximately $3.6 million and $7.3 million for the nine months ended September 30, 2004 and 2003, respectively.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Beginning balance	$11,763	$11,304	$17,475	$9,439
SEM acquisition opening balance	5,022	—	5,022	—
Product warranties issued	267	2,925	1,261	6,223
Adjustments to pre-existing items	1,839	120	2,336	1,076
Utilization of accrual	(5,605)	(1,916)	(12,808)	(4,305)

Ending balance	13,286	12,433	13,286	12,433
Less: current portion of warranty	6,950	7,267	6,950	7,267

Long-term warranty	$6,336	$5,166	$6,336	$5,166

Contingencies

An estimated loss for a contingency is charged to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations and cash flows.

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

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income
As reported	$1,670	$5,028	$1,750	$12,117
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(1,803)	(866)	(4,038)	(3,257)

Pro forma net income (loss)	$(133)	$4,162	$(2,288)	$8,860

Basic earnings per share
As reported	$0.08	$0.25	$0.08	$0.60

Pro forma	$(0.01)	$0.20	$(0.11)	$0.44

Diluted earnings per share
As reported	$0.08	$0.23	$0.08	$0.56

Pro forma	$(0.01)	$0.19	$(0.11)	$0.41

The weighted average fair value of options granted was $22.64 and $20.06 during the three months ended September 30, 2004 and 2003, respectively. The weighted average fair value of options granted was $21.00 and $18.16 during the nine months ended September 30, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	71.1%	77.8%	72.4%	77.3%
Risk-free interest rate	4.3%	3.0%	4.1%	2.9%
Expected life (years)	4.5	4.3	4.5	4.6

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

Reclassifications

Certain amounts in 2003 have been reclassified to conform to the 2004 presentation. As a result of a review of certain of our operating expenses, we have made some reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to our current period presentation.

New Accounting Pronouncement:

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004, except for those provisions covered by FASB Staff Position No. 03-1-1, which delayed the effective date. We have no investments at September 30, 2004 to which this guidance would apply.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$1,670	$5,028	$1,750	$12,117
Weighted average shares outstanding	20,978	20,478	20,827	20,364

Basic net income per share	$0.08	$0.25	$0.08	$0.60

Diluted earnings per share:
Net income available to common shareholders	$1,670	$5,028	$1,750	$12,117

Weighted average shares outstanding	20,978	20,478	20,827	20,364
Effect of dilutive securities - employee stock options	1,072	1,402	1,178	1,335

Adjusted weighted average shares outstanding	22,050	21,880	22,005	21,699

Diluted net income per share	$0.08	$0.23	$0.08	$0.56

We have granted options to purchase shares of our common stock to directors and employees at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At September 30, 2004 and 2003, we had stock options outstanding of approximately 4.1 million and 4.0 million at average option exercise prices of $12.73 and $13.14 respectively. Approximately 1.6 million and 388,000 stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, because they were anti-dilutive. Approximately 1.2 million and 464,000 stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because they were anti-dilutive. These options could be dilutive in future periods.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under this repurchase authorization. The repurchase of common stock would require ratification from our Board of Directors.

In December 2002, we amended and restated our Articles of Incorporation to authorize ten million shares of preferred common stock with no par value. The amendment brings the total number of authorized common and preferred shares to 85 million. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred stock at the time outstanding will be entitled to be paid the preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at September 30, 2004 and December 31, 2003.

Note 3: Certain Balance Sheet Components

	At September 30, 2004	At December 31, 2003
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $541 and $695)	$72,409	$62,770
Unbilled revenue	7,609	8,012

Total accounts receivable, net	$80,018	$70,782

Inventories
Materials	$18,022	$4,081
Work in process	6,878	777
Finished goods	24,354	11,006

Total manufacturing inventories	49,254	15,864
Service inventories	1,692	173

Total inventories	$50,946	$16,037

Property, plant and equipment, net
Machinery and equipment	$43,040	$30,905
Equipment used in outsourcing	16,094	16,093
Computers and purchased software	36,528	33,268
Buildings, furniture and improvements	29,571	21,349
Land	3,391	1,735

Total cost	128,624	103,350
Accumulated depreciation	(67,356)	(60,532)

Property, plant and equipment, net	$61,268	$42,818

Depreciation expense was $3.3 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively. Depreciation expense was $8.0 million and $7.1 million for the nine months ended September 30, 2004 and 2003, respectively.

The allowance for doubtful accounts was adjusted through the provision by approximately $(193,000) and $(31,000) for the three and nine months ended September 30, 2004, respectively. There was no provision to increase the allowance for doubtful accounts during the three and nine months ended September 30, 2003. There were no recoveries of previously charged-off accounts during the three and nine months ended September 30, 2004 or 2003.

Note 4: Business Combinations

On July 1, 2004, we completed the acquisition of Schlumberger’s Electricity Metering Business (SEM). The SEM acquisition included Schlumberger’s electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. We also completed the purchase of the remaining 49% of the Taiwan subsidiary, not previously owned by Schlumberger, which is included in the purchase price below. This acquisition added electricity meter manufacturing and sales, and now represents our Hardware Solutions Electricity Metering operating segment.

The purchase price was $248.6 million, not including direct transaction costs, subject to a post closing working capital adjustment. The working capital adjustment was finalized in October 2004, resulting in a payment of $109,000 to Schlumberger. Itron used proceeds from a new $240 million senior secured credit facility and a private placement of $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility.

The following condensed financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities. The valuations of the assets and liabilities acquired are currently being performed and are subject to future adjustments. The preliminary value of intangible assets, and therefore the value of goodwill, are based on a high level analysis completed prior to closing the acquisition of SEM. We are in the process of completing a more comprehensive valuation analysis that is based on more detailed information that was not available to us prior to the closing. The initial indication from that analysis is that a significantly higher amount will be allocated to identifiable intangible assets, with a significantly lower amount allocated to goodwill. In addition, a portion of the purchase price could be allocated to in-process research and development, which would be expensed. Allocating a higher amount of the purchase price to identifiable intangible assets, and the allocation to in-process research and development, will have a material impact on the amount of our reported net income and earnings per share. We expect to make adjustments to the SEM purchase price allocation in the fourth quarter of 2004 when the more detailed valuation analysis is finalized.

	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net assets assumed	$58,358
Identified intangible assets - amortizable
Core-developed technology	70,000	60
Contract backlog	3,000	12
Customer relationships/contracts	23,000	120
Trademarks and trade names	1,000	96
Other	52	120
Goodwill	100,827

Net assets acquired	$256,237

The preliminary values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models.

The preliminary purchase price, which includes estimated direct transaction costs and other consideration, is summarized as follows (in thousands):

Cash paid	$248,577
Estimated direct transaction costs	7,660

Total acquisition costs	$256,237

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Goodwill and intangible assets are allocated to our new Hardware Solutions Electricity Metering segment in accordance with SFAS 142.

The following pro forma results are based on the individual historical results of Itron, Inc. and SEM (prior to the acquisition on July 1, 2004) with adjustments to give effect to the combined operations as if the acquisition had been consummated January 1, 2003. The significant adjustments relate to an increase in amortization expense related to the acquired identified intangible assets, adjustments to depreciation expense due to fair value adjustments of the acquired fixed assets, the additional interest expense related to the debt incurred upon acquisition and a change in the income tax provision. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$122,504	$151,902	$419,679	$450,551
Gross profit	49,697	64,625	173,429	185,832
Operating expenses	41,143	45,575	128,268	159,731
Other income (expense)	(4,609)	(4,364)	(16,413)	(14,030)
Net income	2,406	8,958	17,536	10,571

Basic net income per share	$0.11	$0.44	$0.84	$0.52

Diluted net income per share	$0.11	$0.41	$0.80	$0.49

Weighted average shares assumed outstanding
Basic	20,978	20,478	20,827	20,364
Diluted	22,050	21,880	22,005	21,699

In connection with our acquisition of SEM, we will be moving the newly acquired manufacturing operations located in Quebec, Canada to the South Carolina facility. We intend to sell the Quebec facility once the relocation of the manufacturing operations is complete, which is anticipated to be complete in mid-2005. We have recorded an accrual of approximately $900,000 as an adjustment to goodwill for the expected employee severance costs associated with the relocation. The accrual was recorded using the guidance provided by EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, which requires that acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of September 30, 2004 and December 31, 2003 were as follows:

	At September 30, 2004			At December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$87,430	$(12,251)	$75,179	$18,330	$(5,553)	$12,777
Patents	7,088	(4,229)	2,859	7,088	(3,952)	3,136
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(2,922)	1,013	3,935	(2,711)	1,224
Customer contracts	28,650	(2,951)	25,699	5,650	(1,237)	4,413
Other	9,156	(5,143)	4,013	5,101	(3,672)	1,429

Total identified intangible assets	$141,324	$(32,561)	$108,763	$45,169	$(22,190)	$22,979

Amortization expense on identified intangible assets was approximately $7.2 million and $2.3 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense on identified intangible assets was approximately $11.3 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively. Total amortization expense to be recognized over the remaining three months in 2004 is approximately $6.8 million. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2005	$23,706
2006	19,676
2007	18,318
2008	17,805
Beyond 2008	22,458

During the third quarter of 2004, we ceased investing in development and sales related to our transmission and substation design tools due to current market conditions. As a result of our discontinuation of the transmission and substation design tools, we assessed all of the intangible assets associated with our LineSoft Corporation (LineSoft) acquisition for impairment. As a result of our assessment, an impairment charge of $334,000 was recorded as additional amortization expense during the third quarter of 2004.

Note 6: Goodwill

Goodwill increased in 2004 primarily due to the acquisition of SEM on July 1, 2004 and adjustments to goodwill balances associated with the Silicon Energy Corp. (Silicon) and Regional Economic Research, Inc. (RER) acquisitions made during 2003 and 2002. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with the LineSoft, RER and eMobile Data Corporation acquisitions made during 2002. In addition, the goodwill balance can increase or decrease, with a corresponding change in other comprehensive income (loss), due to changes in currency exchange rates from the beginning of the period. Goodwill was allocated to our defined reporting units in 2003 based on the forecasted revenue attributed to each reporting unit. As a result of our organizational change that began in January 2004, we will reallocate goodwill to our new reporting segments during the fourth quarter as of October 1, 2004. The change in goodwill for the nine months ended September 30, 2004 and 2003 is as follows:

Total Company
(in thousands)
Goodwill balance at December 31, 2003	$90,385
Goodwill acquired	100,196
Goodwill adjustments	952
Effect of change in exchange rate	179

Goodwill balance at September 30, 2004	$191,712

Goodwill balance at December 31, 2002	$44,187
Goodwill acquired	41,324
Goodwill adjustments	1,613
Effect of change in exchange rate	916

Goodwill balance at September 30, 2003	$88,040

Note 7: Debt

On March 4, 2003, we entered into a secured credit facility for $105 million and terminated our former $35 million credit line. The credit facility also provided a $55 million revolving credit line with a three-year term, which was available for general use. On July 1, 2004, the outstanding balances of the secured credit facility and revolving credit line were repaid from borrowings utilized to finance the acquisition of SEM along with related fees and expenses.

Prior to July 1, 2004, our credit facility consisted of a $50 million three-year term loan to finance a portion of the Silicon acquisition, which had an outstanding balance of $37.5 million at December 31, 2003. The term loan was payable with equal quarterly principal payments. The annual interest rate on the term loan varied according to market rates and our consolidated leverage ratio. The revolving credit line had outstanding borrowings of $10.0 million at December 31, 2003. The credit facility contained financial covenants that required us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio covenant was below the minimum required according to our loan agreement. We received waivers of compliance for the December 31, 2003 covenants from our lenders for December 31, 2003. However, at December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003.

In connection with our acquisition of SEM on July 1, 2004, we replaced our credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured term loan is payable in minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the quarters in the last year (totaling $173.9 million). Additional mandatory prepayments, based on 75% of defined excess cash flows, optional prepayments, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. The classification between current and long-term debt is based on the minimum principal payments as defined in the borrowing agreement. The remaining portion of the debt, including mandatory and optional prepayments, is classified as long-term. The annual interest rates under the new facility will vary depending on market rates. For the revolving credit facility, initial interest rates are based on the London InterBank Offered Rate (LIBOR) plus 2.75%, or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.75%. For the term loan, initial interest rates are based on LIBOR plus 2.25%, or Prime plus 1.25%. Certain existing unamortized debt issuance costs and the new debt issuance costs will be amortized over the life of the credit facility using the effective interest method. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. At September 30, 2004, there were no borrowings outstanding under the five-year senior secured revolving credit facility and $23.3 million was utilized by outstanding standby letters of credit resulting in $31.7 million available for additional borrowings. We made an optional prepayment on the term loan of approximately $10 million during September 2004. The senior secured term loan had an outstanding balance of $174.5 million at September 30, 2004 with an interest rate at September 30, 2004 of 4.25%. On October 18, 2004, we made an additional optional prepayment on the term loan of approximately $10.0 million.

Our senior secured credit facility required us to enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which will be amortized over the term of the interest rate cap. The $30 million interest rate swap increased the percentage of fixed rate debt to 52% at October 1, 2004, which is above the minimum requirement of 50%. The interest rate cap was not required pursuant to the secured credit facility. These derivative instruments have been designated as cash flow hedges and the after-tax effect of the mark-to-market valuation will be recorded as an adjustment to accumulated other comprehensive income (loss) with the offset included in accrued interest.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock.

Note 8: Restructurings

In 2004, we recorded restructuring charges of $2.4 million in the first quarter and $1.6 million in the third quarter. In January 2004, we took actions to reduce expenses and eliminate certain unprofitable activities resulting in a reduction of approximately 75 employees, or 5% of our workforce. At March 31, 2004, substantially all of the 75 employees were terminated and severance payments had been made. During the third quarter of 2004, we discontinued the development and sales of our transmission and substation design tools and made other organizational changes, resulting in a reduction of approximately 60 employees and an expense for related severance of approximately $1.6 million. As of September 30, 2004, substantially all of the affected employees were terminated and severance payments had been made. The discontinuance of the development and sales of our transmission and substation design tools does not meet the requirements to be presented as a discontinued operation.

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. As of March 31, 2003, substantially all of the 40 employees were terminated and severance payments were made. The restructuring was complete in 2003. The European restructuring activity in 2002 included an additional $259,000 of restructuring charges during the nine months ended September 30, 2003 from the write-down of fixed assets and lease termination charges. The international restructuring activities were substantially complete by mid-2003.

Accrued liabilities associated with Company-wide restructuring efforts were approximately $323,000 and $153,000 at September 30, 2004 and December 31, 2003, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	3,977	73
Cash payments	(3,870)	(10)

Acrual balance at September 30, 2004	$135	$188

Accural balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	43
Cash payments	(3,173)	(1,031)

Accrual balance at September 30, 2003	$51	$189

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are recorded in general and administrative. Restructuring charges are not allocated to our operating segments.

Note 9: Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38.5% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in valuation allowances for deferred tax assets (which adjust tax assets to an amount that will likely be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended September 30, 2004 and 2003 were approximately 38%. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 36% and 40%, respectively. The 2003 rate exceeds the statutory rate because there was no tax benefit recognized for the $900,000 in-process research and development (IPR&D) expense, which is not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in the first quarter of 2003, the adjusted effective tax rate was 38% for the nine months ended September 30, 2003.

The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. There are several key provisions in the Act which will affect the Company, such as the extension of the research credit, the phase out of the extraterritorial income tax regime and the phase in of relief for manufacturers. We expect the net result of the Acts to have a net positive, but not material, impact on our financial condition, results of operations and cash flows.

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

As of September 30, 2004 current and expected performance does not indicate achievement of the goals for the two-year cycle that began January 1, 2003. Therefore, an accrual of $150,000 recorded in the second quarter of 2004 was reversed in the third quarter of 2004, resulting in no accrual for the year to date period. The performance goals for the one-year cycle that began January 1, 2003 were not met and therefore, no payouts were earned in 2003.

Note 11: Related Party Transactions

We have a 30% equity interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. We sublease a portion of our Spokane facility to Servatron. The lease agreement commenced in May 2000 was renewed in 2004 and currently runs through 2006. The base monthly lease payments under the lease are approximately $16,000 and are based on current market rates. Servatron pays us for its share of operating costs of the subleased premises. The costs payable by Servatron to us are based on the square footage of the leased premises.

We lease a facility from former owners of RER, of which one continues to be an employee. The lease agreement was renewed in March 2004 and will terminate in February 2008. The monthly lease expense is approximately $37,000. We also lease a facility from a current employee, which was renewed in August 2004 and runs through August 2006. The monthly lease expense is approximately $5,000.

During 2003 and 2002, we loaned a total of $2.4 million to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which was developing internet-based energy monitoring and management software and services. The form of the loans are convertible notes with terms of four to five years, accrue interest at 7% and are convertible at any time into common stock of Lanthorn. If we had converted our notes into equity at September 30, 2004, they would have converted into approximately 22% of Lanthorn’s common stock assuming that all granted stock options and other convertible debt of the firm were exercised or converted. We entered into a distribution and licensing agreement with Lanthorn, which gave us non-exclusive distribution and licensing rights. Lanthorn has not produced any significant revenue.

In December 2003, due to consideration of the estimated fair market value of Lanthorn as indicated by Lanthorn’s last round of financing, we recorded a $1.9 million impairment to the loans and accrued interest, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for the principal. During the second quarter of 2004, we recorded an additional impairment of $775,000 to other income (expense), net, for the remaining loan balance and accrued interest as Lanthorn substantially ceased operations in May 2004. At September 30, 2004, there was no remaining net loan or accrued interest balances. At December 31, 2003, the loan balances were included within other noncurrent assets.

During 2003, an officer of one of our customers was a member of our Board of Directors. During the second quarter of 2004, this individual resigned from our Board of Directors.

Note 12: Commitments and Contingencies

Guarantees and Indemnifications

Under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the nine months ended September 30, 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.4 million and $41.7 million at September 30, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.3 million and $15.0 million at September 30, 2004 and December 31, 2003, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probable and the amount can be reasonably estimated. At September 30, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $125,000 and $340,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgium commercial court, which found that Itron unlawfully terminated a distribution agreement with the plaintiff. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We do not believe this determination will be made until 2005. Our Belgium lawyers are examining the court’s decision to determine whether the decision should be appealed. We have determined a nominal damage award is probable.

Note 13: Segment Information

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups, which changed our historical segment reporting. Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. The segment information in this Form 10-Q is based on the new segment reporting structure. Historical segment information in this Form 10-Q has been restated.

Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income. Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor and an overhead allocation, as well as variances from standard costs. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the new Hardware Solutions Electricity Metering operating group, which is individually maintained and reviewed. At September 30, 2004, Electricity Metering had total assets of $294.4 million. Approximately 50% of depreciation expense is allocated to the operating groups.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions - Meter Data Collection:	Residential and commercial automatic meter reading (AMR) retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions - Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

Operating Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$56,798	$68,876	$178,714	$199,516
Electricity Metering	54,195	—	54,195	—

Total Hardware Solutions	110,993	68,876	232,909	199,516
Software Solutions	11,511	13,203	34,839	37,472

Total Company	$122,504	$82,079	$267,748	$236,988

Gross profit
Hardware Solutions
Meter Data Collection	$24,129	$35,495	$82,215	$104,223
Electricity Metering	21,183	—	21,183	—

Total Hardware Solutions	45,312	35,495	103,398	104,223
Software Solutions	4,173	4,033	12,217	11,521

Total Company	$49,485	$39,528	$115,615	$115,744

Operating income (loss)
Hardware Solutions
Meter Data Collection	$18,925	$29,800	$66,767	$86,936
Electricity Metering	17,285	—	17,285	—
Unallocated costs	(281)	(70)	(604)	(208)

Total Hardware Solutions	35,929	29,730	83,448	86,728
Software Solutions	(3,817)	(4,559)	(12,982)	(16,196)
Corporate unallocated	(24,554)	(16,913)	(59,246)	(48,918)

Total Company	7,558	8,258	11,220	21,614
Total other income (expense)	(4,862)	(196)	(8,484)	(1,368)

Income before income taxes	$2,696	$8,062	$2,736	$20,246

No single customer represented more than 10% of total Company or Software Solutions revenues for the three and nine months ended September 30, 2004 or 2003. For Hardware Solutions Electricity Metering, one customer represented 12% of segment revenues for both the three and nine months ended September 30, 2004. For Hardware Solutions Meter Data Collection, one customer represented 11% of segment revenues for the nine months ended September 30, 2004 and another customer represented 10% and 11% of segment revenues for the three and nine months ended September 30, 2003. No single customer represented more than 10% of Hardware Solutions Meter Data Collection revenues for the three months ended September 30, 2004.

Note 14: Comprehensive Income (Loss)

Comprehensive income adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$1,670	$5,028	$1,750	$12,117
Change in foreign currency translation adjustments, net of tax	558	220	230	1,098

Total comprehensive income	$2,228	$5,248	$1,980	$13,215

Accumulated foreign currency translation adjustment was the sole component of accumulated other comprehensive income (loss), net of tax, at September 30, 2004 and December 31, 2003. The accumulated other comprehensive income (loss), net of tax, was approximately $94,000 and $(136,000) at September 30, 2004 and December 31, 2003, respectively.

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

Prior to the SEM acquisition, we had three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary held $7.0 million of an investment in a non-guarantor subsidiary at December 31, 2003. The net income from this investment was $62,000 and $160,000 for the three and nine months ended September 30, 2003, respectively. The guarantor subsidiary’s investment in and results of operations from the non-guarantor subsidiary are shown within the Combined Parent and Guarantor Subsidiaries column for 2003.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$57,648	$48,286	$6,652	$(5,259)	$107,327
Service	9,890	4,150	1,895	(758)	15,177

Total revenues	67,538	52,436	8,547	(6,017)	122,504

Cost of revenues
Sales	31,768	29,702	5,344	(5,386)	61,428
Service	7,159	3,764	1,267	(599)	11,591

Total cost of revenues	38,927	33,466	6,611	(5,985)	73,019

Gross profit	28,611	18,970	1,936	(32)	49,485
Operating expenses
Sales and marketing	8,568	2,396	704	377	12,045
Product development	9,989	1,937	481	(514)	11,893
General and administrative	7,802	1,038	256	105	9,201
Amortization of intangibles	2,361	4,856	—	—	7,217
Restructurings	1,558	—	13	—	1,571

Total operating expenses	30,278	10,227	1,454	(32)	41,927

Operating income (loss)	(1,667)	8,743	482	—	7,558
Other income (expense)
Equity in affiliates	13	—	—	—	13
Interest income	126	—	3	(105)	24
Interest expense	(1,215)	(3,844)	(193)	105	(5,147)
Other income (expense), net	120	(38)	166	—	248

Total other income (expense)	(956)	(3,882)	(24)	—	(4,862)

Income (loss) before income taxes	(2,623)	4,861	458	—	2,696
Income tax (provision) benefit	1,143	(1,926)	(243)	—	(1,026)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	3,150	(24)	—	(3,126)	—

Net income	$1,670	$2,911	$215	$(3,126)	$1,670

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$69,823	$1,377	$(528)	$70,672
Service	10,524	1,671	(788)	11,407

Total revenues	80,347	3,048	(1,316)	82,079

Cost of revenues
Sales	33,599	739	(528)	33,810
Service	8,159	1,266	(684)	8,741

Total cost of revenues	41,758	2,005	(1,212)	42,551

Gross profit	38,589	1,043	(104)	39,528
Operating expenses
Sales and marketing	10,116	575	(19)	10,672
Product development	10,810	113	(82)	10,841
General and administrative	6,869	—	(3)	6,866
Amortization of intangibles	2,391	—	—	2,391
Litigation accrual	500	—	—	500

Total operating expenses	30,686	688	(104)	31,270

Operating income	7,903	355	—	8,258
Other income (expense)
Equity in affiliates	110	—	—	110
Interest income	171	5	(108)	68
Interest expense	(734)	(206)	108	(832)
Other income (expense), net	381	77	—	458

Total other income (expense)	(72)	(124)	—	(196)

Income before income taxes	7,831	231	—	8,062
Income tax provision	(2,958)	(76)	—	(3,034)
Equity in earnings (losses) of non-guarantor subsidiaries	155	—	(155)	—

Net income	$5,028	$155	$(155)	$5,028

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$179,309	$48,286	$8,365	$(5,602)	$230,358
Service	30,031	4,150	5,557	(2,348)	37,390

Total revenues	209,340	52,436	13,922	(7,950)	267,748

Cost of revenues
Sales	97,268	29,702	6,018	(5,729)	127,259
Service	19,131	3,764	4,113	(2,134)	24,874

Total cost of revenues	116,399	33,466	10,131	(7,863)	152,133

Gross profit	92,941	18,970	3,791	(87)	115,615
Operating expenses
Sales and marketing	27,088	2,396	2,110	377	31,971
Product development	30,964	1,937	337	(569)	32,669
General and administrative	22,657	1,038	679	105	24,479
Amortization of intangibles	6,415	4,856	—	—	11,271
Restructurings	3,955	—	50	—	4,005

Total operating expenses	91,079	10,227	3,176	(87)	104,395

Operating income	1,862	8,743	615	—	11,220
Other income (expense)
Equity in affiliates	13	—	—	—	13
Interest income	461	—	7	(316)	152
Interest expense	(4,048)	(3,844)	(586)	316	(8,162)
Other income (expense), net	(393)	(38)	(56)	—	(487)

Total other income (expense)	(3,967)	(3,882)	(635)	—	(8,484)

Income (loss) before income taxes	(2,105)	4,861	(20)	—	2,736
Income tax (provision) benefit	1,649	(1,926)	(709)	—	(986)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	2,206	48	—	(2,254)	—

Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$202,129	$3,007	$(606)	$204,530
Service	30,099	4,561	(2,202)	32,458

Total revenues	232,228	7,568	(2,808)	236,988

Cost of revenues
Sales	96,394	1,512	(606)	97,300
Service	21,511	4,329	(1,896)	23,944

Total cost of revenues	117,905	5,841	(2,502)	121,244

Gross profit	114,323	1,727	(306)	115,744
Operating expenses
Sales and marketing	29,315	1,704	(58)	30,961
Product development	31,696	316	(238)	31,774
General and administrative	20,753	—	(10)	20,743
Amortization of intangibles	7,044	—	—	7,044
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900
Litigation accrual	500	—	—	500

Total operating expenses	92,157	2,279	(306)	94,130

Operating income (loss)	22,166	(552)	—	21,614
Other income (expense)
Equity in affiliates	162	—	—	162
Interest income	515	44	(294)	265
Interest expense	(1,908)	(603)	294	(2,217)
Other income (expense), net	163	259	—	422

Total other income (expense)	(1,068)	(300)	—	(1,368)

Income (loss) before income taxes	21,098	(852)	—	20,246
Income tax provision	(7,982)	(147)	—	(8,129)
Equity in earnings (losses) of non-guarantor subsidiaries	(999)	—	999	—

Net income (loss)	$12,117	$(999)	$999	$12,117

Condensed Consolidating Balance Sheet

At September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,699	$4,741	$3,884	$—	$11,324
Accounts receivable, net	47,214	24,213	8,591	—	80,018
Intercompany accounts receivable	2,689	2,536	18,068	(23,293)	—
Inventories	25,413	19,444	6,089	—	50,946
Deferred income taxes, net	15,473	—	407	(2,280)	13,600
Other	4,765	1,477	838	—	7,080
Intercompany other	137	9,881	—	(10,018)	—

Total current assets	98,390	62,292	37,877	(35,591)	162,968

Property, plant and equipment, net	41,174	12,068	8,026	—	61,268
Intangible assets, net	16,564	92,144	55	—	108,763
Goodwill	83,753	97,437	10,522	—	191,712
Prepaid debt fees	3,542	8,177	—	—	11,719
Deferred income taxes, net	30,252	609	1,340	(1,146)	31,055
Investment in subsidiaries	26,638	7,578	—	(34,216)	—
Intercompany notes receivable	19,507	—	—	(19,507)	—
Other	1,796	—	14	—	1,810

Total assets	$321,616	$280,305	$57,834	$(90,460)	$569,295

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,294	$13,161	$2,952	$(2,280)	$34,127
Intercompany accounts payable and accrued expenses	17,955	959	4,379	(23,293)	—
Wages and benefits payable	10,326	3,753	1,762	—	15,841
Current portion of debt	351	1,499	782	—	2,632
Current portion of warranty	4,776	1,309	865	—	6,950
Short-term intercompany advances	6,291	—	3,727	(10,018)	—
Unearned revenue	9,938	83	865	—	10,886

Total current liabilities	69,931	20,764	15,332	(35,591)	70,436

Long-term debt	56,394	240,408	—	—	296,802
Project financing debt	—	—	3,432	—	3,432
Intercompany notes payable	—	—	19,507	(19,507)	—
Warranty	3,747	2,589	—	—	6,336
Deferred income taxes, net	—	—	1,146	(1,146)	—
Other obligations	6,730	—	—	—	6,730

Total liabilities	136,802	263,761	39,417	(56,244)	383,736

Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	206,902	13,502	20,297	(33,799)	206,902
Accumulated other comprehensive income (loss)	(651)	—	745	—	94
Accumulated earnings (deficit)	(21,437)	3,042	(2,625)	(417)	(21,437)

Total shareholders' equity	184,814	16,544	18,417	(34,216)	185,559

Total liabilities and shareholders' equity	$321,616	$280,305	$57,834	$(90,460)	$569,295

Condensed Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,075	(22,484)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,292	(22,484)	109,289

Property, plant and equipment, net	39,224	3,594	—	42,818
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,055	1,703	(1,003)	31,755
Investment in non-guarantor subsidiaries	8,506	—	(8,506)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,445	$35,568	$(43,524)	$303,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,302	$934	$—	$26,236
Intercompany accounts payable and accrued expenses	15,075	7,409	(22,484)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Current portion of warranty	13,630	309	—	13,939
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,057	10,562	(22,484)	111,135

Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Warranty	3,536	—	—	3,536
Deferred income taxes, net	—	1,003	(1,003)	—
Other obligations	7,550	—	—	7,550

Total liabilities	134,143	27,120	(35,018)	126,245

Shareholders' equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive loss	(78)	(58)	—	(136)
Accumulated deficit	(23,187)	(1,896)	1,896	(23,187)

Total shareholders' equity	177,302	8,448	(8,506)	177,244

Total liabilities and shareholders' equity	$311,445	$35,568	$(43,524)	$303,489

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750
Non-cash charges (credits) to income:
Depreciation and amortization	12,791	5,698	437	—	18,926
Stock option & employee stock purchase plan income tax benefits	1,366	—	—	—	1,366
Amortization of prepaid debt fees	1,165	—	—	—	1,165
Impairment of investments	775	—	—	—	775
Impairment of intangibles	334	—	—	—	334
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(2,206)	(48)	—	2,254	—
Interest expense as a result of pushdown of debt	(3,820)	3,820	—	—	—
Equity in affiliates	(13)	—	—	—	(13)
Realized currency translation gain	(279)	—	—	—	(279)
Deferred income tax provision (benefit)	(927)	(609)	258	—	(1,278)
Other, net	798	—	—	—	798
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,584	6,984	143	—	25,711
Inventories	(11,234)	2,783	(562)	—	(9,013)
Accounts payable, accrued expenses & current portion of warranty	(12,320)	1,109	995	—	(10,216)
Wages and benefits payable	57	324	56	—	437
Unearned revenue	(1,348)	83	135	—	(1,130)
Long-term warranty and other obligations	(597)	(66)	—	—	(663)
Intercompany transactions, net	7,600	2,087	(9,687)	—	—
Other, net	(836)	47	(337)	—	(1,126)

Cash provided (used) by operating activities	11,640	25,195	(9,291)	—	27,544

Investing activities
Proceeds from the sale of property, plant and equipment	12	—	—	—	12
Acquisition/transfer of property, plant and equipment	(9,246)	(666)	(89)	—	(10,001)
Acquisitions, net of cash and cash equivalents	(253,230)	1	1,400	—	(251,829)
Payment of contingent purchase price for RER acquisition	(1,957)	—	—	—	(1,957)
Cash transferred to parent	—	(16,200)	—	16,200	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(9,653)	(3,590)	—	13,243	—
Cash received from non-guarantor subsidiaries	1,540	—	—	(1,540)	—
Other, net	(115)	1	639	—	525

Cash provided (used) by investing activities	(272,649)	(20,454)	1,950	27,903	(263,250)

Financing activities
New borrowings	309,081	—	—	—	309,081
Change in short-term borrowings, net	(10,000)	—	—	—	(10,000)
Payments on debt	(47,961)	—	(1,630)	—	(49,591)
Issuance of common stock	4,776	—	—	—	4,776
Prepaid debt fees	(13,470)	—	—	—	(13,470)
Cash received from guarantor subsidiaries	16,200	—	—	(16,200)	—
Intercompany notes payable	—	—	13,243	(13,243)	—
Cash paid to parent	—	—	(1,540)	1,540	—
Other, net	(6)	—	—	—	(6)

Cash provided by financing activities	258,620	—	10,073	(27,903)	240,790

Increase (decrease) in cash and cash equivalents	(2,389)	4,741	2,732	—	5,084
Cash and cash equivalents at beginning of period	5,088	—	1,152	—	6,240

Cash and cash equivalents at end of period	$2,699	$4,741	$3,884	$—	$11,324

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—	$—	$—	$113
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary	(240,321)	240,321	—	—	—
Reclassification of prepaid debt fees	485	—	—	—	485

Cash paid for:
Income taxes	$415	$—	$16	$—	$431
Interest	4,138	—	258	—	4,396

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$12,117	$(999)	$999	$12,117
Non-cash charges (credits) to income:
Depreciation and amortization	13,670	420	—	14,090
Deferred income tax provision	6,833	127	—	6,960
Stock option & employee stock purchase plan income tax benefits	988	—	—	988
Acquired in-process research and development	900	—	—	900
Amortization of prepaid debt fees	505	—	—	505
Equity in earnings (losses) of non-guarantor subsidiaries	999	—	(999)	—
Equity in affiliates	(162)	—	—	(162)
Other, net	576	—	—	576
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(729)	(1,417)	—	(2,146)
Inventories	(329)	(42)	—	(371)
Accounts payable, accrued expenses & current portion of warranty	3,699	(982)	—	2,717
Wages and benefits payable	(5,555)	(1,424)	—	(6,979)
Unearned revenue	(6,703)	178	—	(6,525)
Long-term warranty and other obligations	(5,553)	—	—	(5,553)
Intercompany transactions, net	1,028	(1,028)	—	—
Other, net	(882)	9	—	(873)

Cash provided (used) by operating activities	21,402	(5,158)	—	16,244

Investing activities
Proceeds from the sale of property, plant and equipment	10	—	—	10
Acquisition/transfer of property, plant and equipment	(7,620)	143	—	(7,477)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,110)	—	—	(71,110)
Pre-acquisition activities	(1,649)	—	—	(1,649)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(5,492)	—	5,492	—
Cash received from non-guarantor subsidiaries	1,517	—	(1,517)	—
Other, net	1,171	(927)	—	244

Cash used by investing activities	(83,578)	(784)	3,975	(80,387)
Financing activities
New borrowings	50,000	—	—	50,000
Payments on debt	(8,327)	(515)	—	(8,842)
Issuance of common stock	2,874	—	—	2,874
Prepaid debt fees	(1,893)	—	—	(1,893)
Cash transfer to parent	—	(1,517)	1,517	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	5,492	(5,492)	—
Other, net	(11)	—	—	(11)

Cash provided by financing activities	42,643	3,460	(3,975)	42,128
Decrease in cash and cash equivalents	(19,533)	(2,482)	—	(22,015)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$9,562	$987	$—	$10,549

Non-cash transactions:
Common stock received in partial settlement of related party note receivable	$21	$—	$—	$21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	(4,017)	4,017	—	—

Cash paid for:
Income taxes	$896	$—	$—	$896
Interest	3,157	298	—	3,455

Note 16: Subsequent Events

On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and will pay fixed interest payments based on a rate of 3.26%, over a three-year term of the swap agreement. There were no origination fees or other significant up front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which will be amortized over the term of the interest rate cap.

This interest rate swap was entered into pursuant to our $240 million senior secured credit facility agreement completed on July 1, 2004, which required us to enter into interest rate agreements within 90 days after the closing of the senior credit facility to substantially fix or hedge the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. The $30 million interest rate swap increased the percentage of fixed rate debt to 52% at October 1, 2004 which is above the minimum requirement of 50%. The interest rate cap was not required pursuant to the secured credit facility.

On October 7, 2004, we entered into an agreement with Pondera Engineers, LLC, a company formed by former Itron employees, to transfer to Pondera certain assets related to our transmission and substation design business. We entered into the agreement to ensure that our past transmission and substation customers continue to benefit from the products and support they need to design and construct their power grid infrastructure. Initially, Pondera will have exclusive licenses to certain of our substation and transmission technology. We will transfer to Pondera, upon completion of financial requirements outlined in the agreement, ownership of certain software related to the business. We do not have any existing or continuing financial interest in Pondera. We do not believe the results of this transaction will have a material impact on our financial condition, results of operations and cash flows.

On October 18, 2004, we made a $10 million optional prepayment on our senior secured credit facility term loan, bringing the outstanding balance on that date to $164.5 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with the 2003 audited financial statements and notes included in our Form 8-K filed on August 1, 2004, which updates Item 7 and Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003, to include consolidating financial information and reflect the new segment reporting structure. Our Form 10-K was filed with the Securities and Exchange Commission (SEC) on March 12, 2004.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) potential disruptions in operations associated with the further integration of the acquisition of the electricity metering business of Schlumberger, 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in laws and regulations (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Form 10-K filed with the SEC on March 12, 2004.

Executive Highlights

On July 1, 2004, we completed the acquisition of Schlumberger’s Electricity Metering Business (SEM). As a result of the acquisition, we are now the largest supplier of electricity meters in the U.S. The purchase price was approximately $249 million. We used proceeds from a new $240 million senior secured credit facility and a private placement of $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses and repay outstanding debt. The acquisition significantly changes many aspects of our results of operations, financial condition and cash flows which are described in detail in each applicable area within the discussion that follows.

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering.

Third quarter revenues were $122.5 million compared with $82.1 million in the third quarter of 2003. For the nine months ended September 30, 2004, revenues were $267.7 million compared with $237.0 million for the same period in 2003. Hardware Solutions Electricity Metering revenues in the quarter were $54.2 million. The Hardware Solutions Meter Data Collection business and our Software Solutions business continued to reflect the trend we have experienced over the past eighteen months – that order activity has slowed compared to prior periods, primarily due to financial constraints at utilities and a general reluctance on the part of utilities to spend capital. Meter Data Collection revenues declined 18% and 10% in the third quarter and year-to-date periods in 2004, compared with 2003. Software Solutions revenues declined 13% and 7% in the third quarter and year-to-date periods in 2004, compared with 2003.

Despite the lower revenues so far this year, sales and RFP activity remains active for both the Meter Data Collection and Software Solutions businesses. While smaller sized orders for automated meter reading (AMR) are being processed and are resulting in increased business, large orders for AMR, particularly from investor owned utilities, are continuing to take longer to close. New order bookings for Meter Data Collection and Software Solutions were $45 million for the quarter and $177 million for the first nine months of 2004, compared with $67 million and $168 million for the same periods last year. In the first week of October 2004, we signed a $15 million follow-on order for AMR and meters with a large investor owned electric and gas utility which will begin to contribute to our financial results starting in the fourth quarter of 2004.

Our historical Meter Data Collection and Software Solutions businesses are primarily project based sales, and as a result, our historical financial results have varied from period to period, primarily as a result of the timing of large orders. In future periods, we believe this variability will be partially offset by our new Electricity Metering business, which predominately consists of purchase orders that are typically more predictable, in connection with long-term agreements.

Revenues and Gross Margin

Total Company Revenues and Gross Margin

We currently derive the majority of our revenues from sales of products and services to utilities. The following tables summarize our revenues and gross margin for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Revenues
Sales	$107.3	$70.6	52%	$230.3	$204.5	13%
Service	15.2	11.5	32%	37.4	32.5	15%

Total revenues	$122.5	$82.1	49%	$267.7	$237.0	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross Margin
Sales	43%	52%	45%	52%
Service	24%	23%	33%	26%
Total gross margin	40%	48%	43%	49%

Revenues

The $36.7 million increase in sales revenues for the third quarter of 2004 results from our Electricity Metering acquisition. Electricity Metering revenues in the third quarter were $54.2 million. Offsetting that were decreases in Meter Data Collection and Software Solutions revenues. For the first nine months of 2004, sales revenues increased $25.8 million compared with 2003, again due to the Electricity Metering acquisition, offset by decreases in Meter Data Collection and Software Solutions. Service revenues increased for the quarter and year-to-date periods in 2004, compared with 2003, due to Electricity Metering services and increased maintenance services for handheld meter data collection systems and software.

No customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2004 and 2003. The top ten customers for the three months ended September 30 accounted for approximately 31% of revenues in 2004 compared with approximately 41% of revenues in 2003. For the nine months ended September 30, the top ten customers accounted for approximately 31% of revenues in 2004 compared with approximately 46% of revenues in 2003.

Gross Margin

As a percentage of revenue, sales gross margin for the third quarter and year-to-date periods in 2004 decreased 9% and 7%, respectively, compared with 2003, primarily due to lower Hardware Solutions gross margins. Software Solutions sales gross margin remained stable for the comparable third quarter and year-to-date periods.

Third quarter service gross margins remained level in 2004 with 2003 for both operating groups. As a percentage of revenue, service gross margins for the first nine months of 2004 increased 7%, compared with the same period in 2003, due to increases in both Hardware Solutions and Software Solutions service gross margins.

For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

Segment Revenues, Gross Margin and Operating Income (Loss)

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups, which changed our historical segment reporting. Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. The segment information in this Form 10-Q is based on the new segment reporting structure. Historical segment information in this Form 10-Q has been restated.

Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income. Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor and an overhead allocation, as well as variances from standard costs. Service related cost of sales are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the new Hardware Solutions Electricity Metering operating group, which is individually maintained and reviewed. Approximately 50% of depreciation expense is allocated to the operating groups.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions - Meter Data Collection:	Residential and commercial AMR retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions - Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$56.8	$68.9	-18%	$178.7	$199.5	-10%
Electricity Metering	54.2	—	100%	54.2	—	100%

Total Hardware Solutions	111.0	68.9	61%	232.9	199.5	17%
Software Solutions	11.5	13.2	-13%	34.8	37.5	-7%

Total Company	$122.5	$82.1	49%	$267.7	$237.0	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment Gross Margin
Hardware Solutions
Meter Data Collection	42%	52%	46%	52%
Electricity Metering	39%	N/A	39%	N/A
Total Hardware Solutions	41%	52%	44%	52%
Software Solutions	36%	31%	35%	31%
Total Company	40%	48%	43%	49%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Operating Income (Loss)
Hardware Solutions
Meter Data Collection	$18.9	$29.8	-37%	$66.7	$86.9	-23%
Electricity Metering	17.3	—	100%	17.3	—	100%
Unallocated costs	(0.3)	(0.1)	-200%	(0.6)	(0.2)	-200%

Total Hardware Solutions	35.9	29.7	21%	83.4	86.7	-4%
Software Solutions	(3.8)	(4.6)	17%	(13.0)	(16.2)	20%
Corporate unallocated	(24.6)	(16.9)	-46%	(59.2)	(48.9)	-21%

Total Company	$7.5	$8.2	-9%	$11.2	$21.6	-48%

Meter Data Collection: Meter Data Collection revenues decreased for the three and nine months ended September 30, 2004, compared with the 2003 periods, due to fewer handheld meter reading system upgrades and lower AMR shipments. We shipped approximately 944,000 AMR modules in the third quarter of 2004, compared with approximately 1.1 million for the same period in 2003. During the first nine months of 2004 and 2003 we shipped approximately 3.0 million and 3.2 million AMR modules, respectively. One customer represented 11% of segment revenues for the nine months ended September 30, 2004 and another customer represented 10% and 11% of segment revenues for the three and nine months ended September 30, 2003. No single customer represented more than 10% of Meter Data Collection revenues for the three months ended September 30, 2004.

Meter Data Collection gross margins declined for the three and nine months ended September 30, 2004 due to a shift in the mix of hardware products, including the mix of AMR units sold and fewer handheld unit sales. Also resulting in lower margins in 2004 were increased sales through indirect channels. Indirect sales were 36% and 32% of total Meter Data Collections revenues for the third quarter and year-to-date periods in 2004, compared with 27% and 25% in the same periods in 2003.

Meter Data Collection operating expenses decreased $500,000 and $1.8 million in the quarter and year to date periods in 2004, compared with 2003, primarily due to spending reductions in marketing and product development, offset slightly by increases in sales expense. However, as a percentage of revenue, operating expenses increased slightly and were 9% of revenues for the third quarter of 2004, compared with 8% for the same period in 2003. Operating expenses as a percentage of revenues remained constant at 9% for the year-to-date periods in 2004 and 2003.

Electricity Metering: Electricity Metering was newly acquired as of July 1, 2004. Sales of meters and related services resulted in $54.2 million of revenues for the quarter. In addition to meter sales, we had $4.2 million of revenues during the quarter from manufacturing support services to a former affiliate of Schlumberger, which services we are phasing out by the end of 2004. One customer represented 12% of segment revenues for both the three and nine months ended September 30, 2004.

Electricity Metering gross margin for the third quarter of 2004 was 39%. Margins on meter sales and related services were approximately 42% during the quarter while margins on the former affiliate manufacturing support services were 4%. Third quarter Electricity Metering gross margins would have been approximately 4% higher, however purchase accounting required that we value finished goods inventory at the sales price less cost to complete and a reasonable profit allowance for the selling effort (which had already taken place prior to the acquisition).

Operating expenses for Electricity Metering were $3.9 million for the third quarter of 2004, or 7% of Electricity Metering revenues resulting in operating income of $17.3 million. The lower operating expenses as a percentage of revenue in Electricity Metering, compared with Meter Data Collection, reflect lower product development and marketing expenses due to a more narrowly focused product offering.

Unallocated costs: General and administrative expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions unallocated costs.” These operating expenses increased approximately $200,000 for the third quarter and approximately $400,000 for the first nine months of 2004, compared with 2003, primarily due to the increased operating expenses associated with Electricity Metering.

Software Solutions: The decrease in Software Solutions revenues in the third quarter and first nine months of 2004, compared with the same periods in 2003, resulted from lower license fees for certain commercial and industrial software products and decreases in implementation and consulting. In addition, the first quarter of 2003 included approximately $2.1 million in license revenues from one customer for our distribution line design software.

Gross margins increased for both the three and nine months ended 2004, compared with 2003, primarily as a result of lower software implementation costs due to headcount reductions earlier this year and higher maintenance revenue due to a larger software install base.

Revenues for Software Solutions are not yet sufficient to cover current operating expenses. However, headcount and facility reductions during 2003 and 2004, have contributed to lower operating losses in 2004. Software Solutions operating expenses decreased $600,000 and $2.7 million in the quarter and year to date periods in 2004, compared with 2003. However, as a percentage of revenue, operating expenses remained relatively constant at 70% and 72% of revenues for the third quarter and the year-to-date periods in 2004.

Corporate unallocated: Operating expenses not directly associated with an operating group are classified as “Corporate unallocated.” The expenses increased for the third quarter and first nine months of 2004, compared with 2003, primarily due to the increased operating expenses associated with the SEM acquisition, professional services and restructuring charges.

Backlog of Orders

Project sales involve annual or multi-year contracts and are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing customers and initial orders with new customers.

The information in the table below refers only to our Hardware Solutions Meter Data Collection and Software Solutions businesses, which are largely project based sales but also include some portion of routine sales. Our Hardware Solutions Electricity Metering segment is reported separately as the order flow for Electricity Metering is different.

Bookings for a reported period represent contracts signed during a specified period except for those related to annual maintenance and joint use services (utility pole surveys). Annual maintenance contracts are not included in bookings or backlog. Revenues from joint use services contracts are included in bookings during the quarter in which the revenues are earned.

Total backlog represents undelivered contractual orders, excluding annual maintenance and joint use services. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Backlog is not a complete measure of our future business as a growing portion is book-and-ship, and as bookings and backlog can be highly variable from period to period primarily due to the nature and timing of large project sales.

Bookings and backlog information for our Meter Data Collection and Software Solutions businesses is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
September 30, 2004	$45	$140	$67
June 30, 2004	66	153	76
March 31, 2004	66	155	79
December 31, 2003	45	145	62
September 30, 2003	67	169	69
June 30, 2003	41	173	79
March 31, 2003	60	203	102
December 31, 2002	61	197	100

Note that beginning total backlog, plus current quarter bookings, less current quarter sales and service revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

At September 30, 2004, our Hardware Solutions Electricity Metering segment had meter purchase orders in hand of $36.9 million for shipment through the first quarter of 2005. The amount of these purchase orders is not necessarily equivalent to booked business or purchase agreements. Long-term agreements are fulfilled as utility customers release purchase orders against those agreements. Purchase orders are subject to changes in volumes and time periods.

Operating Expenses

As a result of a review of certain of our operating expenses, we have made some reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to the current period presentation. The following table details our total operating expenses in dollars and as a percent of revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$12.0	10%	$10.7	13%	$31.9	12%	$31.0	13%
Product development	11.9	10%	10.9	13%	32.7	12%	31.8	13%
General and administrative	9.2	8%	6.8	8%	24.5	9%	20.7	9%
Amortization of intangibles	7.2	6%	2.3	3%	11.3	4%	7.0	3%
Restructurings	1.6	1%	—	—	4.0	1%	2.2	1%
In-process research and development	—	—	—	—	—	—	0.9	0%
Litigation accrual	—	—	0.5	1%	—	—	0.5	0%

Total operating expenses	$41.9	34%	$31.2	38%	$104.4	39%	$94.1	40%

Sales and marketing expenses increased $1.3 million and $900,000 for the third quarter and first nine months of 2004, compared with 2003, primarily as a result of additional expense from our new Electricity Metering operations. The decrease in sales and marketing as a percentage of revenues in 2004 periods compared with 2003 primarily reflects lower marketing expenses for Electricity Metering, as well as minimal bonus for 2004 periods compared with $121,000 and $569,000 of bonus in the third quarter and first nine months of 2003.

Product development expenses increased by $1.0 million and $900,000 for the third quarter and first nine months of 2004, compared with 2003. We added approximately $2.0 million of product development from our new Electricity Metering operations, offset by a decrease in materials spending, and staff reductions from the discontinuance of development and sales of transmission and substation design tools. In addition, there was a minimal bonus for 2004 periods compared with $214,000 and $695,000 of bonus in the third quarter and first nine months of 2003. The decrease in product development as a percentage of revenue in 2004 periods compared with 2003 primarily reflects the lower level of product development spending required for Electricity Metering.

General and administrative expenses increased $2.4 million and $3.8 million for the third quarter and first nine months of 2004, compared with 2003. Electricity Metering operations added $1.2 million of expenses. Additional expense increases included professional services related to Sarbanes-Oxley compliance, planning for the SEM integration, increased audit and tax fees, the write-off of internal software no longer in use and an increase in headcount. Partially offsetting those increases was a minimal bonus in the 2004 periods compared with $400,000 and $1.1 million of bonus in the third quarter and first nine months of 2003.

Amortization of intangible assets increased as a result of our acquisition of SEM on July 1, 2004, which resulted in the recognition of $97.1 million of certain intangible assets. The preliminary value of intangible assets are based on a high level analysis completed prior to closing the acquisition of SEM. We are in the process of completing a more comprehensive valuation analysis that is based on more detailed information that was not available to us prior to closing. The initial indication from that analysis is that a significantly higher amount will be allocated to identifiable intangible assets resulting in higher amortization expense in future periods. We also recognized an impairment of $334,000 on certain of our LineSoft Corporation (LineSoft) acquisition software intangible assets during the third quarter of 2004. This increase was partially offset by certain intangible assets acquired in previous acquisitions being fully amortized.

Restructuring expenses were $1.6 million and $4.0 million for the third quarter and first nine months of 2004 due to several actions during 2004 to reduce spending. In January 2004, we took actions to reduce expenses and eliminate certain unprofitable activities resulting in a reduction of approximately 75 employees, or 5% of our workforce with restructuring charges totaling $2.4 million. During the third quarter of 2004, we discontinued the development and sales of transmission and substation design tools, and made other organizational changes, resulting in a reduction of approximately 60 employees and an expense for related severance of approximately $1.6 million.

During the first quarter of 2003, we initiated a restructuring of our Energy Information Systems group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. In addition, international restructuring activities from 2002 resulted in additional charges of approximately $259,000 in 2003.

During March 2003, we recorded a $900,000 charge for in-process research and development (IPR&D) related to the acquisition of Silicon Energy Corp. (Silicon). At the time of the acquisition, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The in-process technology was substantially completed in 2003.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Equity in affiliates	$13	$110	-88%	$13	$162	-92%
Interest income	24	68	-65%	152	265	-43%
Interest expense	(5,147)	(832)	-519%	(8,162)	(2,217)	-268%
Other income (expense), net	248	458	-46%	(487)	422	-215%

Total other income (expense)	$(4,862)	$(196)	-2381%	$(8,484)	$(1,368)	-520%

Equity in affiliates represents income or loss related to our 30% equity interest in Servatron, Inc., a company that performs contract manufacturing and repair services for us.

Interest income decreased during the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to a reduction of interest income associated with an impairment of loans provided to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn).

The increase in interest expense during the three and nine months ended September 30, 2004, compared with the same periods in 2003, is primarily due to interest and the amortization of prepaid debt fees from the issuance of our private placement of $125 million Senior Subordinated Notes on May 10, 2004 and our Senior Secured Credit Facility of $185 million on July 1, 2004. Cash interest obligations for the third quarter and nine month period in 2004 were approximately $4.4 million and $7.0 million, compared with $600,000 and $1.7 million in 2003. The remaining amount of interest expense in each period is related to amortization of debt fees and debt discount.

The $210,000 decrease in other income (expense), net, during the third quarter of 2004, compared with the same period in 2003, was primarily the result of a one-time state tax refund received in 2003. On a year-to-date basis, other expense of $487,000 in 2004 compared with other income of $422,000 in 2003 results primarily from an impairment charge in the second quarter of 2004 of $775,000 to the remaining loan balance and accrued interest on the Lanthorn loans, as Lanthorn substantially ceased operations in May 2004.

Income Taxes

We currently estimate our annual effective income tax rate to be approximately 38.5% for fiscal year 2004. The expected annual effective income tax rate differs from the federal statutory rate of 35% due to state income taxes, extraterritorial income exclusion tax benefits and changes in valuation allowances.

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in valuation allowances for deferred tax assets (which adjust tax assets to an amount that will likely be realized), new or revised tax legislation and changes in the level of business performed in domestic and international tax jurisdictions. The effective income tax rates for the three months ended September 30, 2004 and 2003 were approximately 38%. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 36% and 40%, respectively. The 2003 rate exceeds the statutory rate because there was no tax benefit recognized for the $900,000 IPR&D expense, which is not tax deductible. Excluding the impact of the non-tax deductible IPR&D charge in the first quarter of 2003, the adjusted effective tax rate was 38% for the nine months ended September 30, 2003.

The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. There are several key provisions in the Act which will affect the Company, such as the extension of the research credit, the phase out of the extraterritorial income tax regime and the phase in of relief for manufacturers. We expect the net result of the Acts to have a net positive, but not material, impact on our financial condition, results of operations and cash flows.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net income	$1.7	$12.1
Non-cash items	21.8	23.8
Changes in operating assets and liabilities, net of acquisitions	4.0	(19.7)

Operating activities	27.5	16.2
Investing activities	(263.2)	(80.3)
Financing activities	240.8	42.1

Increase (decrease) in cash and cash equivalents	$5.1	$(22.0)

Operating activities: The largest component of non cash items in 2004 was depreciation and amortization expenses of approximately $18.9 million, net of a $334,000 impairment of intangibles. By comparison, in 2003, depreciation and amortization was approximately $14.1 million. The other major component of non cash items in 2003 was an increase in deferred income taxes of approximately $7.0 million. By comparison, in 2004, there was a decrease in deferred income taxes of approximately $1.3 million. There were no other significant changes for the components of non-cash items between 2004 and 2003.

Changes in operating assets and liabilities, net of acquisitions, provided $4.0 million in cash during the nine months ended September 30, 2004. High cash collections on accounts receivable were partially offset by cash used to build inventories and cash used to perform warranty related activities. The $25.7 million decrease in accounts receivable resulted from strong cash collections of accounts receivable from year-end, which were higher due to the timing of shipments late in the fourth quarter of 2003. Inventories increased by approximately $9.0 million as we built inventory for an expected increase in demand in the second half of 2004 and because the mix of hardware shipments in the first nine months of 2004 was different than initially forecasted. Accounts payable, accrued expenses and short term warranty accruals decreased approximately $10.2 million primarily due to the use of $9.9 million in cash related to warranty activities for a specific electric AMR module product failure that was accrued for at year-end 2003.

Changes in operating assets and liabilities, net of acquisitions, during the nine months ended September 30, 2003 resulted in a use of cash of $19.7 million. That use resulted from a $7.0 million decrease in wages and benefits payable most of which resulted from

$7.1 million in bonus and profit sharing payments, net of a $3.7 million bonus accrual. In addition, unearned revenue decreased by $6.5 million due to a reduction in the number of customers with large milestone billing arrangements. Last, we made a $4.0 million payment during the nine months ended September 30, 2003 to Duquesne Light Company in accordance with an amendment to our long-term warranty and maintenance agreement, which was charged against the accrued loss for that contract.

Investing activities: We used $251.8 million for the SEM acquisition during the nine months ended September 30, 2004, compared with $71.1 million in cash for the Silicon acquisition in 2003 and $1.6 million in 2003 for SEM pre-acquisition activities. In 2004 we made cash payments totaling $2.0 million to Regional Economic Research, Inc. (RER) shareholders as the earnout revenue target for RER was exceeded in 2003. We are required to pay additional amounts to certain RER shareholders to the extent that a defined revenue target in 2004 is exceeded. We expect that no additional earnout will be required for 2004.

We used $10.0 million in cash for property, plant and equipment purchases during the nine months ended September 30, 2004, compared with $7.5 million during the same period in 2003. The increase resulted primarily from the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use.

Financing activities: The principal financing activities in 2004 included the issuance of approximately $309.1 million in new debt to finance the SEM acquisition partially offset by payments on debt of approximately $59.6 million. By comparison, in 2003, we issued $50 million in new debt related to the acquisition of Silicon, partially offset by payments on debt of approximately $8.8 million.

In connection with the SEM acquisition on July 1, 2004, we closed a $185 million seven-year senior secured term loan. In addition, we issued Senior Subordinated Notes in May 2004 for which we received $124.1 million in net proceeds. We paid $13.5 million in debt origination fees associated with the senior secured term loan and the Senior Subordinated Notes during the nine months ended September 30, 2004. In connection with the Silicon acquisition in March 2003, we received $50.0 million in proceeds from a term loan under a new credit facility and paid debt origination fees of $1.9 million. We paid off the outstanding term loan balance for Silicon on July 1, 2004 which was approximately $29.2 million. On September 30, 2004, we made a $10.0 million optional repayment on our new term loan, in addition to the $462,000 minimum principal payment. In 2003, repayments of the Silicon term loan were approximately $8.3 million. We made net payments of $10.0 million on our revolving line of credit during the nine months ended September 30, 2004, compared with no net borrowings or payments during the same period in 2003.

We had no off-balance sheet financing agreements at September 30, 2004 and December 31, 2003, except for operating lease commitments.

Investments: As of September 30, 2004, we had a fully reserved loan totaling $2.4 million to Lanthorn. The form of the loans are convertible notes, which are due in March 2007, accrue interest at 7% and are convertible at any time into common stock of Lanthorn. If we had converted our notes into equity at September 30, 2004, they would have converted into approximately 22% of Lanthorn’s common stock on a fully diluted basis. We entered into a distribution and licensing agreement with Lanthorn, which gave us non-exclusive distribution and licensing rights. Lanthorn has not produced any significant revenue. In December 2003, we recorded a $1.9 million impairment charge related to the Lanthorn notes, which consisted of a $176,000 reversal of interest income recognized in the first three quarters of 2003 and a $1.7 million charge to other income (expense), net, for principal. In May 2004, we recorded an additional impairment charge of $775,000 to other income (expense), net, for the remaining loan balance and accrued interest as Lanthorn substantially ceased operations in May 2004. At September 30, 2004, there were no remaining net loan or accrued interest balances.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and sales of our stock. At September 30, 2004, we had $11.3 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

In connection with our acquisition of SEM on July 1, 2004, we replaced our credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured term loan is payable in minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the quarters in the last year (totaling $173.9 million). Additional mandatory prepayments, based on 75% of defined excess cash flows, optional prepayments, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. The classification between current and long-term debt is based on the minimum principal payments as defined in the borrowing agreement. The remaining portion of the debt, including mandatory and optional prepayments, is classified as long-term. The annual interest rates under the new facility will vary depending on market rates. For the revolving credit facility, initial interest rates are based on the London InterBank Offered Rate (LIBOR) plus 2.75%, or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.75%. For the term loan, initial interest rates are based on LIBOR plus 2.25%, or Prime plus 1.25%. Certain existing unamortized debt issuance costs and the new debt issuance costs will be amortized over the life of the credit facility using the effective interest method. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. At September 30, 2004, there were no borrowings outstanding under the five-year senior secured revolving credit facility and $23.3 million was utilized by outstanding standby letters of credit resulting in $31.7 million available for additional borrowings. We made an optional prepayment on the term loan of approximately $10 million during September 2004. The senior secured term loan had an outstanding balance of $174.5 million at September 30, 2004 with an interest rate at September 30, 2004 of 4.25%. On October 18, 2004, we made an additional optional prepayment on the term loan of approximately $10.0 million.

Our senior secured credit facility required us to enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which will be amortized over the term of the interest rate cap. The $30 million interest rate swap increased the percentage of fixed rate debt to 52% at October 1, 2004, which is above the minimum requirement of 50%. The interest rate cap was not required pursuant to the secured credit facility, but was considered prudent interest rate risk mitigation. These derivative instruments have been designated as cash flow hedges and the after-tax effect of the mark-to-market valuation will be recorded as an adjustment to accumulated other comprehensive income (loss) with the offset included in accrued interest.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.4 million and $41.7 million at September 30, 2004 and December 31, 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.3 million and $15.0 million at September 30, 2004 and December 31, 2003, respectively.

Our net deferred tax assets consist of accumulated net operating losses, tax credits and Internal Revenue Code Section 382 (Section 382) limited deferred tax assets acquired in connection with the acquisitions of Silicon, LineSoft and RER. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2004, we expect to pay approximately $1.8 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2006 as net operating loss carryforwards not limited by Section 382 will be fully utilized in 2005 and our remaining tax credits not limited by Section 382 will be fully utilized in 2005 and 2006.

Working capital at September 30, 2004 was $92.5 million compared with a $1.8 million working capital deficit at December 31, 2003. The change in working capital primarily results from the acquisition of SEM and the classification of our 2003 term debt on the balance sheet. At December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements and the large product warranty accruals in late 2003. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003. On July 1, 2004, we replaced our credit facility with a seven-year senior secured term loan and repaid the existing term loan.

The days sales outstanding (DSO) for billed and unbilled accounts receivable totaled 60 days for the third quarter of 2004 compared with DSO of 65 days for the third quarter of 2003, and 59 days for the second quarter of 2004. Our DSO ratio is driven more by specific contract billing terms rather than collection issues.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probable, and the amount can be reasonably estimated. At September 30, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $125,000 and $340,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgium commercial court, which found that Itron unlawfully terminated a distribution agreement with the plaintiff. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We do not believe this determination will be made until 2005. Our Belgium lawyers are examining the court’s decision to determine whether the decision should be appealed. We have determined a nominal damage award is probable.

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

During 2003, we made warranty accruals totaling approximately $12.3 million for planned electric AMR module product replacements due to higher than normal estimated failures. The higher estimated failures resulted from a change in an integrated circuit component’s encapsulation material from a supplier to our component supplier for certain lots of a specific electric AMR module that were manufactured with this defective component. The warranty accruals reflected various estimates for the material, labor and other costs we expected to incur to replace the majority of affected units. Some of the replacement work was performed in 2003 and at December 31, 2003, the remaining warranty accrual was approximately $9.5 million. During the third quarter and first nine months of 2004, we incurred costs of $4.7 million and $9.9 million, respectively, for product replacements, which were charged against the warranty accrual. During the third quarter of 2004, the warranty accrual was increased by $1.8 million to reflect an increase in the number of product replacements, and the remaining warranty accrual at September 30, 2004 was $1.5 million. While we believe we have adequately reserved for this issue, as we have reserved for approximately 97% of the affected population and claims are running close to our initial estimates for previously identified customer situations, our actual costs may differ from our estimates.

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

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2002 and 2003. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually in the fourth quarter to determine whether goodwill, as of October 1st, has been impaired, under the guidance of SFAS No. 142. We forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probable and the amount can be reasonably estimated.

New Accounting Pronouncement:

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004, except for those provisions covered by FASB Staff Position No. 03-1-1, which delayed the effective date. We have no investments at September 30, 2004 to which this guidance would apply.

Subsequent Events

On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and will pay fixed interest payments based on a rate of 3.26%, over a three-year term of the swap agreement. There were no origination fees or other significant up front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which will be amortized over the term of the interest rate cap.

This interest rate swap was entered into pursuant to our $240 million senior secured credit facility agreement completed on July 1, 2004, which required us to enter into interest rate agreements within 90 days after the closing of the senior credit facility to substantially fix or hedge the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. The $30 million interest rate swap increased the percentage of fixed rate debt to 52% at October 1, 2004 which is above the minimum requirement of 50%. The interest rate cap was not required pursuant to the secured credit facility, but was considered prudent interest rate risk mitigation.

On October 7, 2004, we entered into an agreement with Pondera Engineers, LLC, a company formed by former Itron employees, to transfer to Pondera certain assets related to our transmission and substation design business. We entered into the agreement to ensure that our past transmission and substation customers continue to benefit from the products and support they need to design and construct their power grid infrastructure. Initially, Pondera will have exclusive licenses to certain of our substation and transmission technology. We will transfer to Pondera, upon completion of financial requirements outlined in the agreement, ownership of certain software related to the business. We do not have any existing or continuing financial interest in Pondera. We do not belive the results of this transaction will have a material impact on our financial condition, results of operations and cash flows.

On October 18, 2004, we made a $10 million optional prepayment on our senior secured credit facility term loan, bringing the outstanding balance on that date to $164.5 million.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of October 1, 2004 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at September 30, 2004:

	2004	2005	2006	2007	2008	Beyond 2008
	(in millions)
Fixed Rate Debt
Project financing debt	$0.2	$0.8	$0.9	$0.9	$1.0	$0.4
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	7.60%

Senior Subordinated Notes (1)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt	$0.5	$1.9	$1.9	$1.9	$1.9	$166.4
Average interest rate	4.25%	5.20%	6.03%	6.54%	6.95%	7.29%

(1)	The private placement of $125.0 million aggregate principal amount of 7.75% Senior Subordinated Notes was discounted at 99.265 to yield 7.875%, due in 2012.

Our variable rate debt is exposed to changes in interest rates. We are required to enter into an interest rate agreement within 90 days after the closing of our senior secured term loan to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. At September 30, 2004, approximately 43% of our aggregate principal amount of debt was at fixed rates. The forecasted interest rates provided in the tabular format above do not include the benefits of an interest rate swap or cap agreements, which were entered into subsequent to the date of this document.

Based on a sensitivity analysis as of September 30, 2004, we estimate that if market interest rates average one percentage point higher than in the table above in 2004, our earnings before income taxes in 2004 would decrease by approximately $446,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 5% of our total revenues for the nine months ended September 30, 2004. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At September 30, 2004, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the nine months ended September 30, 2004. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the impact of currency fluctuations and may institute hedging alternatives.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

(b) Changes in internal controls. We completed the acquisition of Schlumberger’s Electricity Products Business (SEM) on July 1, 2004. This business represents a separate segment, Hardware Solutions – Electricity Metering, with total assets of $528.9 million as of September 30, 2004 and revenues of $54.2 million for the three months then ended. It is also a separate control environment. The evaluation of disclosure controls and procedures referred to in Item 4 (a) above included Electricity Metering. However, we will exclude this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2004.

In preparation for management’s first report on internal controls over financial reporting, we are in the process of evaluating their design and operating effectiveness. While this assessment has been underway for more than a year and is not yet complete, we have identified the following significant deficiencies, which we believe do not constitute a material weakness either individually or in the aggregate, and have made and are planning to make certain improvements as described below that have materially affected, or are likely to material affect, our internal controls over financial reporting:

1.	Revenue recognition – Revenue accounting has become significantly more complex as a result of our acquisition of software companies and new accounting rules concerning multiple element arrangements. We determined that it was necessary to hire additional personnel with the requisite knowledge and experience to deal with the added complexity. In addition, we determined that our order processing personnel had incompatible duties. We plan to implement controls in the fourth quarter to address the incompatible duties.

2.	Policies and procedures – We have revised and implemented new accounting policies and procedures in key areas including revenue recognition, intercompany transactions, warranty and journal entries.

3.	Segregation of duties – We have strengthened computer access controls regarding our key financial systems.

4.	Credit process – We do not have a formal credit function because we do not think it is cost justified given the credit history of our customer base and our very low bad debt experience. However, we have implemented a credit policy applicable to past due customers and certain international shipments. We will continue to evaluate the necessity of changing or modifying our credit policy and procedures.

5.	System complexity – Over time our chart of accounts and accounting systems have become very complex requiring multiple interfaces. We have taken steps to reduce complexity in some areas and will continue to look for opportunities for simplification.

6.	Manual calculations – Due to complex accounting rules and a lack of computer system functionality in certain areas, we make extensive use of financial spreadsheets and manual calculations. We will ensure that all manual calculations are independently reviewed and seek automated solutions.

As noted above our assessment of controls is not complete and therefore we may identify additional weaknesses in the future.

The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

Other than the items noted above there have been no changes that occurred during the quarter that have materially affected, or are likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. Reserves are recorded when we determine that a loss is probably, or likely to occur, and the amount can be reasonably estimated. At September 30, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $125,000 and $1 million, however, in accordance with SFAS No. 5, no liability has been recorded.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2004.

ITEM 5: OTHER INFORMATION

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2004 that was not reported.

(b) Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 5th day of November, 2004.

ITRON, INC.

By:	/S/ DAVID G. REMINGTON
David G. Remington Vice President and Chief Financial Officer