Form 10-K/A
period 2003-12-31
ITRON INC /WA/
filed 2005-02-07
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

In this Annual Report on Form 10-K/A, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the Form 10-K/A), which was originally filed with the Securities and Exchange Commission on March 12, 2004, and our Form 8-K filed on August 31, 2004, which updated Part I, Item 7 and Item 8 of our Annual Report on Form 10-K for the subsequent acquisition and related events, is being filed to restate warranty expense as a cost of sales rather than as a cost of services as previously reported.

In addition, as a result of our change in operating segments in the third quarter of 2004, we have restated the information in our segment footnote and revised management’s discussion and analysis (MD&A) of financial condition and results of operations to reflect the new segment reporting structure as of September 30, 2004.

The effect of the restatement on the accompanying consolidated financial statements is presented in Note 23 to the Company’s consolidated financial statements. For purposes of this Form 10-K/A and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated Part I, Item 7, Item 8 and Item 9A of the Company’s Form 10-K for the year ended December 31, 2003. The other items and disclosures included in this Form 10-K/A have not been updated for any events subsequent to the previously filed Annual Report on Form 10-K, as updated by our Form 8-K, filed on August 31, 2004.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, revenues, earnings, cost reduction programs and other items. These statements are based on information currently available as of the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 12, 2004. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the timing of the closing of Schlumberger’s electricity metering business acquisition or the failure to finalize satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for our products, 3) estimates for product warranties, 4) rescheduling of current customer orders, 5) changes in law and regulation (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 12, 2004. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” within Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 12, 2004.

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

SmartSynch™ Meter Systems: In addition to our own C&I network, during 2002 we agreed to be the exclusive distributor of SmartSynch’s SmartMeter SystemSM. The SmartMeter System is installed within a regular solid-state C&I electricity meter, which results in low-cost and efficient installations. The SmartMeter collects power quality and usage data, and then compresses and encrypts the data for transmission through wireless public communications networks. With its drop-in capability and use of public wireless communications networks, the SmartMeter System is ideally suited and cost-effective for selective deployments of C&I meters in areas with public wireless network coverage.

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

Restatement of Consolidated Financial Statements

Subsequent to the issuance of our December 31, 2003 consolidated financial statements and the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission, management of Itron, Inc. determined that it would restate its consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 to correctly record warranty expense as cost of sales rather than cost of services as previously reported. No other income statement line items were affected. The following management’s discussion and analysis of financial condition and results of operations takes into account the effects of the restatement.

Results of Operations

We currently derive the majority of our revenues from sales of products and services to utilities. However, our business may increasingly consist of sales to other energy and water industry participants such as energy service providers, end-use customers, wholesale power market participants and others.

Sales revenues may include hardware, software license, custom software development, field and project management service and engineering, consulting and installation service revenues. Service revenues include post-sale maintenance support and outsourcing service revenue. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers. Cost of sales are based on standard costs, which include materials, direct labor and an overhead allocation, as well as variances from standard costs. Cost of services for software, professional services and maintenance are based on actual time and materials incurred, warranty expense and an allocation of miscellaneous service related costs.

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

Revenues and Gross Margins

Total Company Revenues and Gross Margins

The following tables summarize our revenues and gross margin for each year presented.

	Year Ended December 31,
	2003	2002	% Change 2003-2002	2001	% Change 2002-2001
	(in millions)
Revenues
Sales	$273.8	$241.1	14%	$183.5	31%
Service	43.2	43.7	(1)	42.1	4

Total revenues	$317.0	$284.8	11%	$225.6	26%

	Year Ended December 31,
	2003	2002	Change 2003-2002	2001	Change 2002-2001
Gross Margin
Sales	45%	47%	(2)%	43%	4%
Service	48	42	6	46	(4)
Total gross margin	45%	46%	(1)%	43%	3%

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

There were no customers that accounted for more than 10% of total Company revenues in 2003. One group of customers, National Grid Companies, accounted for approximately 12% and 15% of total Company revenues in 2002 and 2001, respectively. The top ten customers in 2003, 2002 and 2001 accounted for approximately 35%, 40% and 40% of revenues for the respective periods.

Gross Margins

Gross margins in 2003 were negatively and significantly impacted by increased warranty expenses, which are reflected in sales gross margins. In 2003, we began to experience high field failures for a specific type of electric AMR module. After extensive testing and analysis, we traced the source of the product failures to a change in encapsulation material from a supplier to our component supplier. The defective material was used by the supplier for approximately twelve months. Certain lots of this electric AMR module manufactured during this period included the defective material. Under certain conditions, primarily heat and humidity, there is a slow degradation of the material, which causes the product to fail.

The units containing the defective components are primarily isolated at four utilities and in 2003 we began a proactive program to replace affected modules at the two utilities that are experiencing the high failures. We expect to complete the replacements midway through 2004. A warranty accrual of approximately $8.6 million was charged to cost of sales during the fourth quarter of 2003, which reflects our estimate of the material, labor and other costs we will incur to replace the remaining affected units. Our estimates include assumptions for the number of units affected, hourly labor charges for installation work, in house material and labor costs to rework affected units, reimbursements from our component supplier and other variable factors. While we believe we have adequately reserved for this issue based on the information that is available to us today, our actual costs may differ from our estimates.

Warranty charges were the primary reason for the 2% decrease in sales gross margins from 47% in 2002 to 45% in 2003. The decrease caused by the warranty charge was partially offset by a combination of factors, including higher manufacturing volumes, lower general market prices for electronic components, higher product royalties and changes in product mix. Service gross margins increased 6%, from 42% in 2002 to 48% in 2003, due to a one-time increase in costs associated with a long-term service contract in 2002. Our gross margins may vary from period to period depending on the mix of hardware and software products and services.

Gross margins improved to 46% in 2002 compared with 43% in 2001 from a combination of factors, including improved manufacturing efficiencies from higher production volumes and changes in product mix, specific cost reduction efforts, lower general market prices for electronic components and other supply-chain management initiatives. Service gross margins decreased 4%, from 46% in 2001 to 42% in 2002, primarily due to a one-time increase in costs associated with a long-term service contract in 2002.

Segment Revenues and Gross Margins

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups, which changed our historical segment reporting. Our Hardware Solutions operating group is further defined as Meter Data Collection. As a result of this change, the historical segment information in this Form 10-K/A has been restated.

Management has two primary measures for each of the operating groups: revenues and gross profit (margin). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Service related costs of sales are based on actual time and materials incurred and an allocation of miscellaneous service related costs.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial AMR retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Year Ended December 31,
	2003	2002	% Change 2003-2002	2001	% Change 2002-2001
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions	$267.0	$246.9	8%	$194.0	27%
Software Solutions	50.0	37.9	32	31.6	20

Total Company	$317.0	$284.8	11%	$225.6	26%

	Year Ended December 31,
	2003	2002	Change 2003-2002	2001	Change 2002-2001
Segment Gross Margin
Hardware Solutions	48%	49%	(1)%	41%	8%
Software Solutions	30	32	(2)	56	(24)
Total Company	45%	46%	(1)%	43%	3%

Hardware Solutions: Revenues in 2003 increased $20.1 million, or 8%, compared with 2002, primarily as a result of increased AMR module sales. However, AMR revenues grew slower in 2003 compared with the previous two years as several large AMR orders were completed and not replaced by new bookings of similar size orders. In particular, in 2003 several large investor owned electric utilities and electric and gas combination utilities delayed orders due to several instances of extreme weather, a major blackout in the Northeastern U.S. and other utility specific delays in capital spending. Sales of handheld computer systems were slightly higher in 2003, while maintenance services were lower due to initial warranty periods for new handheld system sales. Revenues in 2002 increased by $52.9 million, compared with 2001, or 27%, resulting from increased AMR shipments.

There were no customers that represented more than 10% of Hardware Solutions revenues in 2003. One group of customers represented approximately 13% and 18% of Hardware Solutions revenues in 2002 and 2001, respectively, and approximately 12% and 15% of total Company revenues in 2002 and 2001, respectively. Revenues under existing contracts with this customer were substantially recognized in late 2003.

Hardware Solutions gross margins in 2003 were relatively constant, compared with 2002, due to offsetting factors. Favorable changes in product mix and an increase in royalty revenues of approximately $4.8 million, primarily from SEM, contributed to higher gross margin in 2003. Offsetting these gross margin increases was an increase in warranty expense discussed above under Total Company Gross Margins. In addition, higher than normal installation costs on an AMR contract with one customer, due to poor productivity issues with a third party contractor, impacted gross margin. Late in 2003, we switched to a new third party contractor to complete the project within a timeframe that was acceptable to the customer. The poor productivity issues resulted in our incurring higher installation costs than originally budgeted. In the fourth quarter of 2003, we had $2.2 million in costs for this contract that were in excess of revenues, approximately $1.0 million of which is a forward loss accrual for the estimated 2004 operations. We expect to complete the installation work for this contract around the end of the first quarter of 2004. Also impacting Hardware Solutions gross margin was a decrease in the average selling prices of electric meter modules in certain large orders. The 8% improvement in Hardware Solutions margins from 2001 to 2002 resulted primarily from lower standard hardware costs due to higher planned production volumes and other manufacturing efficiencies, as well as a shift in the mix of products and services.

Software Solutions: Revenues in 2003 increased $12.1 million, or 32%, compared with 2002 as a result of one acquisition in the fourth quarter of 2002 and one acquisition in the first quarter of 2003. Revenues in 2002 increased $6.3 million or 20%, compared with 2001, as a result of one acquisition in the first quarter and two in the fourth quarter of 2002, as well as a $1.5 million one-time revenue increase related to a long-term outsourcing contract.

Gross margins in 2003 were comparable with 2002, due to offsetting factors. Gross margin increases on software maintenance revenue were offset by decreased internal workforce utilization rates for software. Gross margins in 2002, compared with 2001, decreased 24% due to a change in product mix as a result of the 2002 acquisitions.

There were no customers that represented more than 10% of Software Solutions revenues in 2003 and 2001. One customer in 2002 represented 10% of total Software Solutions revenues. These customers represented less than 1% of total company revenues during 2003, 2002 and 2001.

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

During 2003 we wrote-off a minority interest investment, resulting in a $500,000 charge to other income (expense), net.

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

The credit facility contains financial covenants, which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio was below the minimum required according to a covenant in our loan agreement. In early February 2004, we received a waiver of compliance with the covenant from our lenders.

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

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims and other factors described under “Certain Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Form 10-K/A.

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

Subsequent Event

As discussed in our press releases dated January 20, 2004 and February 5, 2004, we do not expect to see growth in AMR sales in the first quarter of 2004 due to order delays by several large electric customers. We do expect to see order activity increase in the second quarter of 2004. In January 2004 we began to implement a change in our organizational structure as we moved from profit and loss responsibility and reporting along business unit or market lines to two primary operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 70 employees, or 5%, of our workforce and will result in a restructuring charge of approximately $2.5 million in the first quarter of 2004.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. We placed the Notes in advance of the closing of the SEM acquisition in order to lock-in a favorable interest rate. Fixed annual interest is payable every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock.

On July 1, 2004, we completed the acquisition of SEM. The SEM acquisition includes Schlumberger Ltd.’s (Schlumberger) electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. By adding electricity meter manufacturing and sales to our existing portfolio of meter data collection technologies and software and consulting solutions, we will be able to offer customers a highly integrated suite of products and services for measuring, gathering, delivering, analyzing and applying electricity usage data.

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

In order to obtain FTC clearance for the SEM acquisition, we were required by the FTC to license certain of our existing electric meter module and other AMR technology to a competing third party. As such, we entered into a licensing agreement with Hunt Technologies (Hunt) in Pequot Lakes, Minnesota, which became effective July 1, 2004, upon closing of the SEM acquisition. The license agreement includes our existing electric encoder receiver transmitter, or ERT technology, for use in electric meters only in the United States, Canada and Mexico. In addition, we will license the required software application programming interfaces and protocols in order to enable Hunt to develop reading technology in the form of handheld or mobile collection units. The license with Hunt is perpetual and requires the payment of a flat fee to Itron in four installments starting July 1, 2004 and ending June 30, 2007. The amount of the license fee is not material to Itron’s overall financial results.

In July 2004, we made further adjustments to our organizational structure moving various parts of our organization from the Hardware Solutions segment to the Software Solutions segment. We will begin reporting the changes with our third quarter 2004 results and will restate prior periods for the additional changes. While we have not yet completed our analysis, we estimate that approximately $14 million and $16 million of Hardware Solutions revenues and approximately $9 million and $8 million of Hardware Solutions costs of sales will be transferred to Software Solutions for the years ended 2003 and 2002, respectively. In addition, based on our evaluation of current market conditions for the transmission and substation markets, including market size, pace of industry investment in new technology and other factors, we made the decision to no longer invest in product development or sales in these areas. We will continue to support our existing transmission and substation customers and will continue to concentrate on new business opportunities in distribution - both in design and asset optimization. In connection with these changes, we had a headcount reduction of approximately 40 people and expect a restructuring charge in the third quarter of 2004 of approximately $2 million.

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

As discussed in Note 23, the accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2003 have been restated.

LeRoy D. Nosbaum	Steven M. Helmbrecht
Chairman and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 23, the accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2003 have been restated.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 8, 2004 (August 26, 2004, as to Notes 21 and 22;

February 4, 2005, as to Note 19 and the effects of Note 23)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenues
Sales	$273,783	$241,158	$183,425
Service	43,182	43,684	42,130

Total revenues	316,965	284,842	225,555
Cost of revenues
Sales (as restated, see Note 23)	151,023	127,451	105,099
Service (as restated, see Note 23)	22,388	25,122	22,597

Total cost of revenues	173,411	152,573	127,696

Gross profit	143,554	132,269	97,859
Operating expenses
Sales and marketing	36,673	30,603	24,952
Product development	43,017	36,780	30,000
General and administrative	28,944	26,653	16,780
Amortization of intangibles	9,618	2,356	1,486
Restructurings	2,208	3,135	(1,219)
In-process research and development	900	7,200	—
Litigation accrual	500	7,400	—

Total operating expenses	121,860	114,127	71,999

Operating income	21,694	18,142	25,860
Other income (expense)
Equity in affiliates	79	126	(616)
Interest income	159	1,187	1,410
Interest expense	(2,638)	(2,061)	(5,112)
Other income (expense), net	(1,395)	1,465	(176)

Total other income (expense)	(3,795)	717	(4,494)

Income before income taxes	17,899	18,859	21,366
Income tax provision	(7,421)	(10,176)	(7,916)

Net income	$10,478	$8,683	$13,450

Earnings per share
Basic net income per share	$0.51	$0.45	$0.86

Diluted net income per share	$0.48	$0.41	$0.75

Weighted average number of shares outstanding
Basic	20,413	19,262	15,639
Diluted	21,740	21,380	18,834

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,240	$32,564
Accounts receivable, net	70,782	57,571
Inventories	16,037	15,660
Deferred income taxes, net	11,673	5,927
Other	4,557	2,770

Total current assets	109,289	114,492
Property, plant and equipment, net	32,414	30,168
Equipment used in outsourcing, net	10,404	11,589
Intangible assets, net	22,979	18,305
Goodwill	90,385	44,187
Deferred income taxes, net	31,755	24,050
Other	6,263	4,455

Total assets	$303,489	$247,246

LIABILITIES AND SHARE HOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$40,175	$25,526
Wages and benefits payable	10,711	18,259
Accrued litigation	—	7,400
Short-term borrowings	10,000	—
Current portion of debt	38,245	691
Unearned revenue	12,004	11,580

Total current liabilities	111,135	63,456
Project financing debt	4,024	4,762
Warranty and other obligations	11,086	17,427

Total liabilities	126,245	85,645
Commitments and contingencies (Notes 9 and 18)
Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 20,572,382 and 20,192,847 shares issued and outstanding	200,567	195,546
Accumulated other comprehensive loss	(136)	(280)
Accumulated deficit	(23,187)	(33,665)

Total shareholders’ equity	177,244	161,601

Total liabilities and shareholders’ equity	$303,489	$247,246

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	(in thousands)
Balances at January 1, 2001	15,329	$109,730	$(1,840)	$(55,798)	$52,092
Net income				13,450	13,450
Currency translation adjustment, net of tax			(114)		(114)
Unrealized gain on investments, net of tax			38		38

Total comprehensive income					13,374
Stock issues (repurchases):
Options exercised	842	7,396			7,396
Stock option income tax benefits		4,419			4,419
Stock repurchased by Company	(85)	(1,908)			(1,908)
Director compensation	16	112			112
Conversion of subordinated debt	8	146			146
Employee stock purchase plan	111	421			421

Balances at December 31, 2001	16,221	$120,316	$(1,916)	$(42,348)	$76,052
Net income				8,683	8,683
Currency translation adjustment, net of tax			1,674		1,674
Reclassification adjustment for gains realized in net income, net of tax			(38)		(38)

Total comprehensive income					10,319
Stock issues (repurchases):
Options exercised	737	7,362			7,362
Stock option income tax benefits		5,066			5,066
Stock repurchased by Company	(808)	(12,555)			(12,555)
Director compensation	6	144			144
Conversion of subordinated debt	3,169	53,108			53,108
Employee stock purchase plan	19	304			304
Acquisition of LineSoft	849	21,801			21,801

Balances at December 31, 2002	20,193	$195,546	$(280)	$(33,665)	$161,601
Net income				10,478	10,478
Currency translation adjustment, net of tax			144		144

Total comprehensive income					10,622
Stock issues (repurchases):
Options exercised	280	2,322			2,322
Stock option and employee stock purchase plan income tax benefits	—	1,156			1,156
Director compensation	9	180			180
Employee stock purchase plan	91	1,384			1,384
Settlement of related party note receivable in partial exchange for common stock	(1)	(21)			(21)

Balances at December 31, 2003	20,572	$200,567	$(136)	$(23,187)	$177,244

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities
Net income	$10,478	$8,683	$13,450
Noncash charges (credits) to income:
Depreciation and amortization	19,040	10,184	9,900
Deferred income taxes provision	5,315	4,731	3,053
Impairment of investments	2,244	—	—
Stock option and employee stock purchase plan income tax benefits	1,156	5,066	4,419
Acquired in-process research and development	900	7,200	—
Realization of accumulative currency translation losses due to restructuring	—	641	—
Impairment loss	—	401	—
Gain on early extinguishment of debt	—	(200)	—
Gain on sale of building	—	(841)	—
Equity in affiliates	(79)	(127)	616
Other, net	1,050	428	112
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,792)	2,615	(2,486)
Inventories	(377)	621	915
Accounts payable and accrued expenses	3,321	4,449	(5,482)
Wages and benefits payable	(10,766)	4,497	2,367
Unearned revenue	(2,482)	(1,428)	4,533
Long-term warranty and other obligations	(7,359)	2,643	1,079
Other, net	(393)	(337)	(139)

Cash provided by operating activities	10,256	49,226	32,337
Investing activities
Proceeds from sales and maturities of investment securities	—	48,979	8,172
Purchase of short-term investments	—	(26,922)	(30,371)
Reclassification of restricted cash	—	5,100	(5,100)
Proceeds from the sale of property, plant and equipment	17	1,901	—
Acquisition of property, plant and equipment	(9,630)	(10,536)	(7,642)
Issuance of notes receivable	(405)	(2,000)	—
Acquisitions, net of cash and cash equivalents	(71,054)	(42,917)	—
Pre-acquisition costs	(3,749)	—	—
Other, net	(358)	3,043	(3,088)

Cash used by investing activities	(85,179)	(23,352)	(38,029)
Financing activities
New borrowings	50,000	—	—
Change in short-term borrowings, net	10,000	(2,527)	—
Payments on debt	(13,184)	(1,581)	(589)
Issuance of common stock	3,706	7,666	7,817
Repurchase of common stock	—	(12,555)	(1,908)
Payments on mortgage note payable	—	(4,853)	(214)
Other, net	(1,923)	(42)	(48)

Cash provided (used) by financing activities	48,599	(13,892)	5,058
Increase (decrease) in cash and cash equivalents	(26,324)	11,982	(634)
Cash and cash equivalents at beginning of period	32,564	20,582	21,216

Cash and cash equivalents at end of period	$6,240	$32,564	$20,582

Non-cash transactions:
Acquisition of RER, contingent purchase price payable	$1,844	—	—
Settlement of note in partial exchange for common stock	21	—	—
Acquisition of LineSoft in partial exchange for common stock	—	$21,801	—
Debt to equity conversion	—	53,313	$146
Conversion of debt issuance costs	—	347	—
Acquisition of eMobile, non-cash consideration	—	2,547	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$950	$379	$184
Interest	3,722	2,619	4,335

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

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost. Depreciation, which includes the depreciation of assets recorded under capital leases, is computed using the straight-line method over the assets’ estimated useful lives of three to seven years, or over the term of the applicable capital lease, if shorter. Project management and installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Plant is depreciated over 30 years using the straight-line method. We review long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in each of the three years in the period ended December 31, 2003. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Warranty

We offer standard warranty terms on most product sales of between one and three years and a longer warranty term for certain components of products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The short-term warranty accrual is included in accounts payable and accrued expenses. The long-term warranty accrual includes estimated warranty costs for the period beyond one year. Warranty expense was approximately $15.6 million, $5.3 million and $4.4 million for the three years ended December 31, 2003, 2002 and 2001, respectively, and has been classified within cost of sales.

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

The units containing the defective components are primarily isolated at four utilities and in 2003 we began a proactive program to replace affected modules at the two utilities that are experiencing the high failures. We expect to complete the replacements midway through 2004. A warranty accrual of approximately $8.6 million was charged to cost of sales during the fourth quarter of 2003, which reflects our estimate of the material, labor and other costs we will incur to replace the remaining affected units. Our estimates include assumptions for the number of units affected, hourly labor charges for installation work, in house material and labor costs to rework affected units, reimbursements from our component supplier and other variable factors. While we believe we have adequately reserved for this issue based on the information that is available to us today, our actual costs may differ from our estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have granted options to purchase shares of our common stock to directors, employees and other key personnel at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At December 31, 2003, 2002 and 2001, we had stock options outstanding of approximately 3.9 million, 3.5 million and 3.4 million at average option exercise prices of $13.22, $11.54 and $9.66, respectively. Approximately 589,000, 157,000 and 594,000 stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, because they were anti-dilutive. These options could be dilutive in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the IPR&D was estimated using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and customer contracts. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. In addition to the amortizable intangible assets identified, IPR&D was also identified. A fair value of $7.2 million attributed to IPR&D was determined utilizing the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included, the utilization of core technology, the complexity, cost and time to complete development, any alternative future use or current technological feasibility and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft and venture capital rates of return. The discount rate used in the valuation of all IPR&D projects was 25 percent. We expensed the IPR&D in 2002 and are amortizing the core-developed technology and customer contracts over weighted average useful lives of 29 and 30 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

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

A valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and software license renewal contracts. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. Amortization periods for the core-developed technology and software license renewal contracts are 49 and 45 months, respectively. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

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

A valuation was performed to identify and value the acquired intangible assets. The significant asset identified related to core-developed technology. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. The amortization period for the core-developed technology is 30 months. Goodwill will be assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects goodwill at December 31, 2003 and 2002:

Total
(in thousands)
Goodwill balance at December 31, 2001	$6,616
Goodwill acquired	37,571

Goodwill balance at December 31, 2002	44,187
Goodwill acquired	43,606
Goodwill adjustments	1,267
Effect of change in exchange rate	1,325

Goodwill balance at December 31, 2003	$90,385

Note 8: Investments in and Loans to Affiliates

Investments in Affiliates

We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. This investment is accounted for under the equity method of accounting.

During 2001, we invested $500,000 in International Utility Information Systems Corporation (IUISC), an early stage company developing home energy gateway communication technology. The investment was accounted for under the cost method as we did not exercise significant influence over the company. During 2003, we were not able to obtain financial statements from the CEO of the company. Given that and other factors, we believe IUISC ceased operations during 2003. Consequently, we wrote-off our 10% ownership interest, resulting in a $500,000 charge to other income (expense) in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The credit facility contains financial covenants, which require us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio was below the minimum required according to a covenant in our loan agreement. In early February 2004, we received a waiver of compliance with the covenant from our lenders.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2000, we entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we provide certain maintenance and support services for the system through December 31, 2013. The warranty and maintenance agreement provided for the receipt of approximately $10 million ratably over the term of those services and we expected to incur approximately $24.3 million in expenses. As such, we recorded a forward loss of $14.3 million in the fourth quarter of 1999 related to this agreement. In connection with our performance responsibilities, we provided a $5 million standby letter of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 19: Segment Information

Subsequent to the issuance of the financial statements for year ended December 31, 2003, we made an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups, which changed our historical segment reporting. As a result of this change, the historical segment information has been restated.

Management has two primary measures for each of the operating groups: revenues and gross profit (margin). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Service related cost of sales are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

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

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial automatic meter reading (AMR) retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Segment Information

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
Hardware Solutions	$266,985	$246,868	$193,987
Software Solutions	49,980	37,974	31,568

Total Company	$316,965	$284,842	$225,555

Gross profit
Hardware Solutions	$128,505	$120,267	$80,060
Software Solutions	15,049	12,002	17,799

Total Company	$143,554	$132,269	$97,859

Operating income (loss)
Hardware Solutions	$105,325	$98,093	$58,259
Software Solutions	(21,037)	(19,739)	4,676
Corporate unallocated	(62,594)	(60,212)	(37,075)

Total Company	21,694	18,142	25,860
Total other income (expense)	(3,795)	717	(4,494)

Income before income taxes	$17,899	$18,859	$21,366

We did not have any customers that accounted for more than 10% of our revenues in 2003. One group of customers, which included both Hardware Solutions and Software Solutions revenues, accounted for approximately 12% and 15% of total Company revenues in 2002 and 2001, respectively.

We classify sales in the U.S. and Canada as domestic revenues. International revenues were $14.4 million, $13.6 million and $25.1 million for the years ended December 31, 2003, 2002 and 2001.

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

Note 21: Subsequent Events

As previously indicated in Note 19, in 2004 we began to implement a change in our organizational structure as we moved from profit and loss responsibility and reporting along business unit or market lines to two primary operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 70 employees, or 5%, of our workforce and will result in a restructuring charge of approximately $2.5 million in the first quarter of 2004.

In addition, on May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. We placed the Notes in advance of the closing of the SEM acquisition in order to lock-in a favorable interest rate. Fixed annual interest is payable every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock.

On July 1, 2004, we completed the acquisition of SEM. The SEM acquisition includes Schlumberger Ltd.’s (Schlumberger) electricity meter manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. The purchase price for SEM was $248 million and is subject to post closing working capital adjustments. Itron used proceeds from the $240 million senior secured credit facility and $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses, and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility. Schlumberger has agreed to indemnify Itron for certain tax, environmental, litigation and other possible obligations over various time frames following the acquisition date.

In order to obtain FTC clearance for the SEM acquisition, we were required by the FTC to license certain of our existing electric meter module and other AMR technology to a competing third party. As such, we entered into a licensing agreement with Hunt Technologies (Hunt) in Pequot Lakes, Minnesota, which became effective July 1, 2004, upon closing of the SEM acquisition. The license agreement includes our existing electric encoder receiver transmitter, or ERT technology, for use in electric meters only in the United States, Canada and Mexico. In addition, we will license the required software application programming interfaces and protocols in order to enable Hunt to develop reading technology in the form of handheld or mobile collection units. The license with Hunt is perpetual and requires the payment of a flat fee to Itron in four installments starting July 1, 2004 and ending June 30, 2007. The amount of the license fee is not material to Itron’s overall financial results.

In July 2004, we made further adjustments to our organizational structure moving various parts of our organization from the Hardware Solutions segment to the Software Solutions segment. In addition, based on our evaluation of current market conditions for the transmission and substation markets, including market size, pace of industry investment in new technology and other factors, we made the decision to no longer invest in product development or sales in these areas. We will continue to support our existing transmission and substation customers and will continue to concentrate on new business opportunities in distribution - both in design and asset optimization. In connection with these changes, we had a headcount reduction of approximately 40 people and expect a restructuring charge in the third quarter of 2004 of approximately $2 million.

Note 22: Consolidating Financial Information

On May 10, 2004 we issued $125 million Senior Subordinated Notes, which are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to Securities Exchange Commission Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The following information gives affect to the restatement described in Note 23.

We have three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary held $7.0 million and $6.7 million of an investment in a non-guarantor subsidiary at December 31, 2003 and 2002, respectively. The net income (loss) from this investment was $339,000 and $(282,000) for the years ended December 31, 2003 and 2002. There were no operations for this third subsidiary in 2001. The guarantor subsidiary’s investment in and results of operations from the non-guarantor subsidiary are shown within the Combined Parent and Guarantor Subsidiaries column.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$270,713	$4,552	$(1,482)	$273,783
Service	39,934	6,375	(3,127)	43,182

Total revenues	310,647	10,927	(4,609)	316,965
Cost of revenues
Sales	148,689	3,816	(1,482)	151,023
Service	20,166	4,932	(2,710)	22,388

Total cost of revenues	168,855	8,748	(4,192)	173,411

Gross profit	141,792	2,179	(417)	143,554
Operating expenses
Sales and marketing	34,249	2,500	(76)	36,673
Product development	42,944	400	(327)	43,017
General and administrative	28,958	—	(14)	28,944
Amortization of intangibles	9,618	—	—	9,618
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900
Litigation accrual	500	—	—	500

Total operating expenses	119,118	3,159	(417)	121,860

Operating income (loss)	22,674	(980)	—	21,694
Other income (expense)
Equity in affiliates	79	—	—	79
Interest income	479	55	(375)	159
Interest expense	(2,241)	(772)	375	(2,638)
Other income (expense), net	(2,136)	741	—	(1,395)

Total other income (expense)	(3,819)	24	—	(3,795)

Income (loss) before income taxes	18,855	(956)	—	17,899
Income tax provision	(7,356)	(65)	—	(7,421)
Equity in losses of non-guarantor subsidiaries	(1,021)	—	1,021	—

Net income (loss)	$10,478	$(1,021)	$1,021	$10,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2002

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$234,807	$7,461	$(1,110)	$241,158
Service	40,102	3,582	—	43,684

Total revenues	274,909	11,043	(1,110)	284,842
Cost of revenues
Sales	123,896	4,665	(1,110)	127,451
Service	22,491	2,631	—	25,122

Total cost of revenues	146,387	7,296	(1,110)	152,573

Gross profit	128,522	3,747	—	132,269
Operating expenses
Sales and marketing	26,983	3,620	—	30,603
Product development	36,192	588	—	36,780
General and administrative	26,637	16	—	26,653
Amortization of intangibles	2,356	—	—	2,356
Restructurings	102	3,033	—	3,135
In-process research and development	7,200	—	—	7,200
Litigation accrual	7,400	—	—	7,400

Total operating expenses	106,870	7,257	—	114,127

Operating income (loss)	21,652	(3,510)	—	18,142
Other income (expense)
Equity in affiliates	126	—	—	126
Interest income	1,209	6	(28)	1,187
Interest expense	(1,470)	(619)	28	(2,061)
Other income (expense), net	921	544	—	1,465

Total other income (expense)	786	(69)	—	717

Income (loss) before income taxes	22,438	(3,579)	—	18,859
Income tax (provision) benefit	(11,002)	826	—	(10,176)
Equity in losses of non-guarantor subsidiaries	(2,753)	—	2,753	—

Net income (loss)	$8,683	$(2,753)	$2,753	$8,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2001

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$172,316	$12,309	$(1,200)	$183,425
Service	38,491	3,639	—	42,130

Total revenues	210,807	15,948	(1,200)	225,555
Cost of revenues
Sales	97,918	8,381	(1,200)	105,099
Service	20,624	1,973	—	22,597

Total cost of revenues	118,542	10,354	(1,200)	127,696

Gross profit	92,265	5,594	—	97,859
Operating expenses
Sales and marketing	20,786	4,166	—	24,952
Product development	29,770	230	—	30,000
General and administrative	16,780	—	—	16,780
Amortization of intangibles	1,486	—	—	1,486
Restructurings	(807)	(412)	—	(1,219)

Total operating expenses	68,015	3,984	—	71,999

Operating income	24,250	1,610	—	25,860
Other income (expense)
Equity in affiliates	(616)	—	—	(616)
Interest income	1,402	94	(86)	1,410
Interest expense	(4,646)	(552)	86	(5,112)
Other income (expense), net	(149)	(27)	—	(176)

Total other income (expense)	(4,009)	(485)	—	(4,494)

Income before income taxes	20,241	1,125	—	21,366
Income tax (provision) benefit	(8,125)	209	—	(7,916)
Equity in earnings of non-guarantor subsidiaries	1,334	—	(1,334)	—

Net income	$13,450	$1,334	$(1,334)	$13,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,211	(22,620)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,428	(22,620)	109,289
Property, plant and equipment, net	32,018	396	—	32,414
Equipment used in outsourcing, net	7,206	3,198	—	10,404
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,054	1,703	(1,002)	31,755
Investment in non-guarantor subsidiaries	8,504	—	(8,504)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,442	$35,704	$(43,657)	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,932	$1,243	$—	$40,175
Intercompany accounts payable and accrued expenses	15,211	7,409	(22,620)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,193	10,562	(22,620)	111,135
Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Deferred income taxes, net	—	1,002	(1,002)	—
Warranty and other obligations	11,086	—	—	11,086

Total liabilities	134,279	27,119	(35,153)	126,245
Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive income (loss)	(217)	81	—	(136)
Accumulated deficit	(23,187)	(1,898)	1,898	(23,187)

Total shareholders’ equity	177,163	8,585	(8,504)	177,244

Total liabilities and shareholders’ equity	$311,442	$35,704	$(43,657)	$303,489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

At December 31, 2002

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$29,095	$3,469	$—	$32,564
Accounts receivable, net	53,693	3,878	—	57,571
Intercompany accounts receivable	4,766	9,318	(14,084)	—
Inventories	13,120	2,540	—	15,660
Deferred income taxes, net	5,927	—	—	5,927
Intercompany other	523	—	(523)	—
Other	2,566	204	—	2,770

Total current assets	109,690	19,409	(14,607)	114,492
Property, plant and equipment, net	29,442	726	—	30,168
Equipment used in outsourcing, net	8,071	3,518	—	11,589
Intangible assets, net	14,288	4,017	—	18,305
Goodwill	38,645	5,542	—	44,187
Deferred income taxes, net	23,359	1,460	(769)	24,050
Investment in non-guarantor subsidiaries	12,142	—	(12,142)	—
Intercompany notes receivable	6,801	—	(6,801)	—
Other	4,416	39	—	4,455

Total assets	$246,854	$34,711	$(34,319)	$247,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,395	$3,131	$—	$25,526
Intercompany accounts payable and accrued expenses	9,318	4,766	(14,084)	—
Wages and benefits payable	16,437	1,822	—	18,259
Accrued litigation	7,400	—	—	7,400
Current portion of debt	—	691	—	691
Unearned revenue	11,079	501	—	11,580

Total current liabilities	66,629	10,911	(14,084)	63,456
Project financing debt	—	4,762	—	4,762
Intercompany notes payable	—	7,324	(7,324)	—
Deferred income taxes, net	—	769	(769)	—
Warranty and other obligations	17,427	—	—	17,427

Total liabilities	84,056	23,766	(22,177)	85,645
Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	195,546	13,019	(13,019)	195,546
Accumulated other comprehensive income (loss)	917	(1,197)	—	(280)
Accumulated deficit	(33,665)	(877)	877	(33,665)

Total shareholders’ equity	162,798	10,945	(12,142)	161,601

Total liabilities and shareholders’ equity	$246,854	$34,711	$(34,319)	$247,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$10,478	$(1,021)	$1,021	$10,478
Non-cash charges (credits) to income:
Depreciation and amortization	18,481	559	—	19,040
Deferred income tax provision (benefit)	5,325	(10)	—	5,315
Impairment of investments	2,244	—	—	2,244
Stock option & employee stock purchase plan income tax benefits	1,156	—	—	1,156
Acquired in-process research and development	900	—	—	900
Equity in earnings (losses) of non-guarantor subsidiaries	1,021	—	(1,021)	—
Equity in affiliates	(79)	—	—	(79)
Other, net	1,050	—	—	1,050
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,685)	(1,107)	—	(11,792)
Inventories	(1,059)	682	—	(377)
Accounts payable and accrued expenses	5,217	(1,896)	—	3,321
Wages and benefits payable	(9,316)	(1,450)	—	(10,766)
Unearned revenue	(2,711)	229	—	(2,482)
Long-term warranty and other obligations	(7,359)	—	—	(7,359)
Intercompany transactions, net	3,172	(3,172)	—	—
Other, net	(375)	(18)	—	(393)

Cash provided (used) by operating activities	17,460	(7,204)	—	10,256
Investing activities
Proceeds from the sale of property, plant and equipment	17	—	—	17
Acquisition/transfer of property, plant and equipment	(9,721)	91	—	(9,630)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,054)	—	—	(71,054)
Pre-acquisition costs	(3,749)	—	—	(3,749)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(7,104)	—	7,104	—
Cash received from non-guarantor subsidiaries	1,517	—	(1,517)	—
Other, net	(257)	(101)	—	(358)

Cash used by investing activities	(90,756)	(10)	5,587	(85,179)
Financing activities
New borrowings	50,000	—	—	50,000
Change in short-term borrowings, net	10,000	—	—	10,000
Payments on debt	(12,494)	(690)	—	(13,184)
Issuance of common stock	3,706	—	—	3,706
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	7,104	(7,104)	—
Cash paid to parent	—	(1,517)	1,517	—
Other, net	(1,923)	—	—	(1,923)

Cash provided by financing activities	49,289	4,897	(5,587)	48,599
Decrease in cash and cash equivalents	(24,007)	(2,317)	—	(26,324)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$5,088	$1,152	$—	$6,240

Non-cash transactions:
Acquisition of RER, contingent purchase price payable	$1,844	$—	$—	$1,844
Settlement of note in partial exchange for common stock	21	—	—	21
Intercompany capital reduction due to transfer of notes receivable	(1,120)	1,120	—	—
Settlement of note in partial exchange for intangible assets	(4,017)	4,017	—	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$925	$25	$—	$950
Interest	3,332	390	—	3,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2002

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$8,683	$(2,753)	$2,753	$8,683
Non-cash charges (credits) to income:
Depreciation and amortization	9,472	712	—	10,184
Deferred income tax provision (benefit)	5,702	(971)	—	4,731
Stock option & employee stock purchase plan income tax benefits	5,066	—	—	5,066
Acquired in-process research and development	7,200	—	—	7,200
Realization of accumulative currency translation losses due to restructuring	641	—	—	641
Impairment loss	401	—	—	401
Gain on early extinguishment of debt	(200)	—	—	(200)
Gain on sale of building	(841)	—	—	(841)
Equity in earnings (losses) of non-guarantor subsidiaries	2,753	—	(2,753)	—
Equity in affiliates	(127)	—	—	(127)
Other, net	428	—	—	428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,681	934	—	2,615
Inventories	312	309	—	621
Accounts payable and accrued expenses	3,330	1,119	—	4,449
Wages and benefits payable	3,233	1,264	—	4,497
Unearned revenue	(1,877)	449	—	(1,428)
Long-term warranty and other obligations	2,643	—	—	2,643
Intercompany transactions, net	1,942	(1,942)	—	—
Other, net	(359)	22	—	(337)

Cash provided (used) by operating activities	50,083	(857)	—	49,226
Investing activities
Proceeds from sales and maturities of investment securities	48,979	—	—	48,979
Purchase of short-term investments	(26,922)	—	—	(26,922)
Reclassification of restricted cash	5,100	—	—	5,100
Proceeds from the sale of property, plant and equipment	1,901	—	—	1,901
Acquisition/transfer of property, plant and equipment	(10,297)	(239)	—	(10,536)
Issuance of note receivable	(2,000)	—	—	(2,000)
Acquisitions, net of cash and cash equivalents	(42,917)	—	—	(42,917)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(1,885)	—	1,885	—
Other, net	2,040	1,003	—	3,043

Cash provided (used) by investing activities	(26,001)	764	1,885	(23,352)
Financing activities
Change in short-term borrowings, net	(2,527)	—	—	(2,527)
Payments on debt	(636)	(945)	—	(1,581)
Issuance of common stock	7,666	—	—	7,666
Repurchase of common stock	(12,555)	—	—	(12,555)
Payments on mortgage note payable	(4,853)	—	—	(4,853)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	1,885	(1,885)	—
Other, net	(42)	—	—	(42)

Cash provided (used) by financing activities	(12,947)	940	(1,885)	(13,892)
Increase in cash and cash equivalents	11,135	847	—	11,982
Cash and cash equivalents at beginning of period	17,960	2,622	—	20,582

Cash and cash equivalents at end of period	$29,095	$3,469	$—	$32,564

Non-cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	$—	$—	$21,801
Debt to equity conversion	53,313	—	—	53,313
Conversion of debt issuance costs	347	—	—	347
Acquisition of eMobile, non-cash consideration	2,547	—	—	2,547
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$286	$93	$—	$379
Interest	2,179	440	—	2,619

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2001

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$13,450	$1,334	$(1,334)	$13,450
Non-cash charges (credits) to income:
Depreciation and amortization	9,182	718	—	9,900
Deferred income tax provision (benefit)	3,272	(219)	—	3,053
Stock option & employee stock purchase plan income tax benefits	4,419	—	—	4,419
Equity in earnings (losses) of non-guarantor subsidiaries	(1,334)	—	1,334	—
Equity in affiliates	616	—	—	616
Other, net	112	—	—	112
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,537)	1,051	—	(2,486)
Inventories	200	715	—	915
Accounts payable and accrued expenses	(3,796)	(1,686)	—	(5,482)
Wages and benefits payable	2,398	(31)	—	2,367
Unearned revenue	5,348	(815)	—	4,533
Long-term warranty and other obligations	1,079	—	—	1,079
Intercompany transactions, net	999	(999)	—	—
Other, net	(297)	158	—	(139)

Cash provided by operating activities	32,111	226	—	32,337
Investing activities
Proceeds from sales and maturities of investment securities	8,172	—	—	8,172
Purchase of short-term investments	(30,371)	—	—	(30,371)
Reclassification of restricted cash	(5,100)	—	—	(5,100)
Acquisition/transfer of property, plant and equipment	(7,047)	(595)	—	(7,642)
Cash transfer to non-guarantor subsidiaries /intercompany notes payable	(1,036)	—	1,036	—
Other, net	(3,293)	205	—	(3,088)

Cash used by investing activities	(38,675)	(390)	1,036	(38,029)
Financing activities
Payments on debt	—	(589)	—	(589)
Issuance of common stock	7,817	—	—	7,817
Repurchase of common stock	(1,908)	—	—	(1,908)
Payments on mortgage note payable	(214)	—	—	(214)
Cash transfer to non-guarantor subsidiaries /intercompany notes payable	—	1,036	(1,036)	—
Other, net	(4)	(44)	—	(48)

Cash provided by financing activities	5,691	403	(1,036)	5,058
Increase (decrease) in cash and cash equivalents	(873)	239	—	(634)
Cash and cash equivalents at beginning of period	18,833	2,383	—	21,216

Cash and cash equivalents at end of period	$17,960	$2,622	$—	$20,582

Non-cash transactions:
Debt to equity conversion	$146	$—	$—	$146
Intercompany capital reduction due to debt forgiveness	(7,079)	7,079	—	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$175	$9	$—	$184
Interest	3,848	487	—	4,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23: Restatement of Consolidated Statement of Operations

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2003, we determined that warranty expense should have been classified as a cost of sales rather than as a cost of service. As a result, the components of cost of revenues have been restated to record warranty expense as a cost of sales. The following illustrates the effects of the restatement.

Year Ended December 31, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$135,940	$15,083	$151,023
Service	37,471	(15,083)	22,388

Total cost of revenues	$173,411	$—	$173,411

Year Ended December 31, 2002	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$122,189	$5,262	$127,451
Service	30,384	(5,262)	25,122

Total cost of revenues	$152,573	$—	$152,573

Year Ended December 31, 2001	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$100,692	$4,407	$105,099
Service	27,004	(4,407)	22,597

Total cost of revenues	$127,696	$—	$127,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quarterly Results (Unaudited)

Quarterly results are as follows (in thousands, except per share and stock price data):

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total Year
2003
Statement of operations data:
Total revenues	$74,645		$80,264	$82,079	$79,977		$316,965
Gross profit	36,862		39,354	39,528	27,810		143,554
Net income (loss)	$2,916		$4,173	$5,028	$(1,639	)(1)	$10,478

Basic net income (loss) per share	$0.14		$0.20	$0.25	$(0.08)		$0.51

Diluted net income (loss) per share	$0.14		$0.19	$0.23	$(0.08)		$0.48

Stock Price:
High	$20.74		$22.25	$24.16	$21.88		$24.16
Low	13.00		16.25	18.07	17.72		13.00

2002
Statement of operations data:
Total revenues	$62,075		$72,439	$73,057	$77,271		$284,842
Gross profit	27,287		33,851	34,349	36,782		132,269
Net income (loss)	$(2,970	)(2)	$6,325	$5,968	$(640	)(3)	$8,683

Basic net income (loss) per share	$(0.18)		$0.32	$0.29	$(0.03)		$0.45

Diluted net income (loss) per share	$(0.18)		$0.28	$0.27	$(0.03)		$0.41

Stock Price:
High	$32.30		$36.50	$26.98	$25.90		$36.50
Low	22.25		19.99	12.53	16.12		12.53

(1)	Net loss includes $8.6 million warranty charge and $2.4 million impairment of investments.
(2)	Net loss includes $7.4 million write-off of IPR&D associated with LineSoft acquisition.
(3)	Net loss includes $7.4 million litigation accrual and $3.1 million restructuring expense.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2003.

ITEM 9A: CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

(b)	Changes in internal controls. There have been no changes in our internal controls over financial reporting requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004 (the 2003 Proxy Statement) sets forth certain information with regard to our directors and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K/A.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (2) List of Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to the registrant’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (filed as Exhibit 3.1 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1	Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (filed as Exhibit 10.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated April 21, 2003 for its meeting of shareholder’s held on May 23, 2003—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with the Registrant. (filed as Exhibit 10.7 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

10.8	Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.9	Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

Exhibit Number	Description of Exhibits
10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear, Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

12	Statement re Computation of Ratios (filed as Exhibit 12 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

23	Consent of Independent Registered Public Accounting Firm

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 7th day of February 2005.

ITRON, INC.

By:	/s/ Steven M. Helmbrecht
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 7th day of February, 2005.

Signature	Title
/S/ LEROY D. NOSBAUM	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
LeRoy D. Nosbaum

/s/ ROBERT D. NEILSON	President and Chief Operating Officer and Director
Robert D. Neilson

/s/ Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Steven M. Helmbrecht

/s/ MICHAEL B. BRACY	Director
Michael B. Bracy

/s/ TED C. DEMERRITT	Director
Ted C. DeMerritt

/s/ JON E. ELIASSEN	Director
Jon E. Eliassen

/s/ THOMAS S. FOLEY	Director
Thomas S. Foley

/s/ THOMAS S. GLANVILLE	Director
Thomas S. Glanville

/s/ SHARON L. NELSON	Director
Sharon L. Nelson

/s/ MARY ANN PETERS	Director
Mary Ann Peters

/s/ GRAHAM M. WILSON	Director
Graham M. Wilson

Schedule II: VALUATION AND QUALIFYING ACCOUNTS

		Additions		Balance at end of period
Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Current	Non current
	(in thousands)
Year ended December 31, 2001:
Short and long-term warranty	$5,734	$4,407	$3,814	$3,229	$3,098
Allowance for doubtful accounts	1,144	2,129	1,846	1,427	—

Year ended December 31, 2002:
Short and long-term warranty	$6,327	$5,262	$2,150	$4,567	$4,872
Allowance for doubtful accounts	1,427	839	975	1,291	—

Year ended December 31, 2003:
Short and long-term warranty	$9,439	$15,563	$7,527	$13,939	$3,536
Allowance for doubtful accounts	1,291	—	596	695	—

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to the registrant’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (filed as Exhibit 3.1 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

4.1	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to the registrant’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

10.1	Form of Change of Control Agreement between Registrant and certain of its executive officers. (filed as Exhibit 10.1 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with the Registrant. (filed as Exhibit 10.2 to the registrant’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to the registrant’s designated Proxy Statement dated April 21, 2003 for its meeting of shareholder’s held on May 23, 2003—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to the registrant’s Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between the Registrant and certain directors and officers. (filed as Exhibit 10.9 to the registrant’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with the Registrant. (filed as Exhibit 10.7 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

10.8	Employment Agreement between the Registrant and David G. Remington dated February 29, 1996.* (filed as Exhibit 10.16 to the registrant’s Report on Form 10-K dated March 30, 1996—File No. 0-22418)

10.9	Office Lease between the Registrant and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to the registrant’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

Exhibit Number	Description of Exhibits
10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to the registrant’s designated Proxy Statement dated April 16, 2002 for its annual meeting of shareholders held on May 24, 2002—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to the registrant’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear, Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

12	Statement re Computation of Ratios (filed as Exhibit 12 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the registrant’s Report on Form 10-K dated March 12, 2004—File No. 0-22418)

23	Consent of Independent Registered Public Accounting Firm

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.