Form 10-Q/A
period 2004-03-31
ITRON INC /WA/
filed 2005-02-07
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (the Form 10-Q/A), which was originally filed with the Securities and Exchange Commission on May 10, 2004, is being filed to restate warranty expense as a cost of sales rather than as a cost of services as previously reported. The effect of the restatement on the accompanying condensed consolidated statements of operations is presented in Note 17 to the Company’s condensed consolidated financial statements. In addition, as a result of our change in operating segments in the third quarter of 2004, we have restated the information in our segment footnote and revised management’s discussion and analysis of financial condition and results of operations to reflect the new segment reporting structure as of September 30, 2004. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated Part I, Item 1, Item 2 and Item 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The other items and disclosures included in this Form 10-Q/A have not been updated for any events subsequent to the previously filed Quarterly Report on Form 10-Q.

Itron, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$55,016	$63,917
Service	10,586	10,728

Total revenues	65,602	74,645
Cost of revenues
Sales (as restated, see Note 17)	29,607	32,198
Service (as restated, see Note 17)	6,123	5,585

Total cost of revenues	35,730	37,783

Gross profit	29,872	36,862
Operating expenses
Sales and marketing	9,073	8,437
Product development	10,515	10,158
General and administrative	6,914	7,773
Amortization of intangibles	2,027	1,888
Restructurings	2,382	2,165
In-process research and development	—	900

Total operating expenses	30,911	31,321

Operating income (loss)	(1,039)	5,541
Other income (expense)
Equity in affiliates	(8)	22
Interest income	17	169
Interest expense	(754)	(456)
Other income (expense), net	274	25

Total other income (expense)	(471)	(240)

Income (loss) before income taxes	(1,510)	5,301
Income tax (provision) benefit	772	(2,385)

Net income (loss)	$(738)	$2,916

Earnings per share
Basic net income (loss) per share	$(0.04)	$0.14

Diluted net income (loss) per share	$(0.04)	$0.14

Weighted average number of shares outstanding
Basic	20,656	20,239
Diluted	20,656	21,428

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

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

In this Report on Form 10-Q/A, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements presented in this Form 10-Q/A are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, of Itron and our wholly owned subsidiaries. All such entries are of a normal recurring nature. Significant inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 7, 2005. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Warranty

We offer a one-year standard warranty on most of our hardware product sales and a three-month standard warranty on most of our software product sales. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for the period beyond one year. Warranty expense was approximately $313,000 and $2.4 million for the three months ended March 31, 2004 and 2003, respectively, and is classified within cost of sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the in-process research and development (IPR&D) was estimated using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially completed in 2003. The IPR&D fair value of $900,000 was expensed in March 2003 and recorded within operating expenses. Other identifiable intangible assets with a total value of $14.3 million are being amortized over the lives of the estimated discounted cash flows assumed in the valuation models. Goodwill is assessed for impairment on an annual basis, or upon a significant event during a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 6: Goodwill

We completed our annual impairment test in the fourth quarter of 2003 and concluded that no impairment adjustment was required. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with the LineSoft Corporation, Regional Economic Research, Inc. (RER), and eMobile Data Corporation acquisitions made during 2002. In addition, the goodwill balance can increase or decrease, with a corresponding change in other comprehensive income (loss), due to changes in currency exchange rates from the beginning of the period. Goodwill was allocated to our defined reporting units in 2003 based on the forecasted revenue to be contributed to each reporting unit. As a result of our organizational change that began in January 2004, we will reallocate goodwill to our new reporting segments as of October 1, 2004, which is our annual impairment test date. The change in goodwill for the three months ended March 31, 2004 and 2003 is as follows:

(in thousands)	Total
Goodwill balance at December 31, 2003	$90,385
Goodwill adjustments	323
Effect of change in exchange rate	(82)

Goodwill balance at March 31, 2004	$90,626

Goodwill balance at December 31, 2002	$44,187
Goodwill acquired	41,324
Effect of change in exchange rate	409

Goodwill balance at March 31, 2003	$85,920

Note 7: Debt

On March 4, 2003, we entered into a secured credit facility for $105 million and terminated our former $35 million credit line. At March 31, 2004, the secured credit facility was reduced to $88.3 million due to principal payments on the term loan. Collateral that has been granted to the lenders includes equipment, inventory, real property and intellectual property.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 8: Restructurings

In January 2004 we began to implement a change in our organizational structure as we moved from segment reporting based on business units to two operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we made headcount reductions and other spending adjustments. This restructuring was substantially complete in the first quarter of 2004, resulting in a charge of approximately $2.4 million in the first quarter of 2004. An additional restructuring charge of approximately $100,000 is expected in the second quarter of 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 13: Segment Information

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups. The segment information in this Form 10-Q/A is based on the new segment reporting structure. Accordingly, historical segment information in this Form 10-Q/A has been restated to reflect the new reporting structure.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial automatic meter reading (AMR) retrofit and OEM (original equipment manufacture) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications, and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Segment Information

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenue
Hardware Solutions	$54,746	$62,227
Software Solutions	10,856	12,418

Total Company	$65,602	$74,645

Gross profit
Hardware Solutions	$26,777	$32,569
Software Solutions	3,095	4,293

Total Company	$29,872	$36,862

Operating income (loss)
Hardware Solutions	$21,775	$26,951
Software Solutions	(5,595)	(6,182)
Corporate unallocated	(17,219)	(15,228)

Total Company	(1,039)	5,541
Total other income (expense)	(471)	(240)

Income (loss) before income taxes	$(1,510)	$5,301

There were no customers that accounted for more than 10% of total Company revenues for the three months ended March 31, 2004. One customer accounted for approximately 11% of total Hardware Solutions revenues for the three months ended March 31, 2004. A different customer, and its subsidiaries, accounted for approximately 12% of Hardware Solutions revenues and 10% of total Company revenues for the three months ended March 31, 2003. Another customer accounted for 21% of Software Solutions revenues for the three months ended March 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 17: Restatement of Condensed Consolidated Statements of Operations

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2004, we determined that warranty expense should have been classified as a cost of sales rather than as a cost of service. As a result, the components of cost of revenues have been restated to record warranty expense as a cost of sales. The following illustrates the effects of the restatement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended March 31, 2004	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$29,223	$384	$29,607
Service	6,507	(384)	6,123

Total cost of revenues	$35,730	$—	$35,730

Three Months Ended March 31, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$29,861	$2,337	$32,198
Service	7,922	(2,337)	5,585

Total cost of revenues	$37,783	$—	$37,783

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with the 2003 audited financial statements and notes included in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (SEC) on February 7, 2005.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed with the Securities and Exchange Commission on May 10, 2004. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) Federal Trade Commission clearance and the timing of the Schlumberger’s Electricity Metering (SEM) business acquisition, including completion of, or satisfactory credit arrangements for that acquisition, 2) the rate and timing of customer demand for our products, 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in law and regulation (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed with the Securities and Exchange Commission on May 10, 2004. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 12, 2004.

Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of our March 31, 2004 condensed consolidated financial statements and the filing of our Quarterly Report on Form 10-Q with the Securities and Exchange Commission, management of Itron, Inc. determined that it would restate its condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 to correctly record warranty expense as cost of sales rather than cost of services as previously reported. No other income statement line items were affected. In addition, as a result of our change in operating segments in July 2004, we have restated the information in our segment footnote and revised management’s discussion and analysis (MD&A) of financial condition and results of operations to reflect the new segment reporting structure as of September 30, 2004. The following MD&A of financial condition and results of operations takes into account the effects of the restatement.

Executive Highlights

In the first quarter of 2004 our revenues were $65.6 million, which is 12% lower than first quarter 2003 revenues. AMR order delays late in 2003 from three large electric utility customers resulted in decreased total company and Hardware Solutions revenues in the first quarter of 2004. While revenues decreased in the first quarter of 2004 compared with 2003, new order bookings of $66 million in the first quarter of 2004 were 10% higher than in the first quarter of 2003, and were significantly higher than the $45 million in new order bookings in the fourth quarter of 2003.

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

Revenues and Gross Margin

Total Company Revenues and Gross Margin

The following tables summarize our revenues and gross margin for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	% Change
	(in millions)
Revenues
Sales	$55.0	$63.9	(14)%
Service	10.6	10.7	(1)

Total revenues	$65.6	$74.6	(12)%

	Three Months Ended March 31,
	2004	2003	Change
Gross Margin
Sales	46%	50%	(4)%
Service	42	48	(6)
Total gross margin	46%	49%	(3)%

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

There were no customers that accounted for more than 10% of total Company revenues for the three months ended March 31, 2004. One group of customers, National Grid Companies, accounted for approximately 10% of total Company revenues for the three months ended March 31, 2003. The top ten customers for the three months ended March 31, 2004 accounted for approximately 40% of revenues. The top ten customers for the three months ended March 31, 2003 accounted for approximately 46% of revenues.

Gross Margin

The decrease in gross margin in the first quarter of 2004, compared with 2003, was attributable to several factors. Sales gross margin decreased 4 percentage points primarily due to a shift in the mix of hardware products shipped, including the mix of AMR units sold, sales to indirect customers and handheld systems. Revenues through indirect sales channels, which include sales through meter manufacturers, business associates and other alliance partners at lower margins, increased to approximately $15.4 million in the first quarter of 2004, up from $12.5 million in the first quarter of 2003, and were 23% and 17% of total Company revenues for the quarters ended March 31, 2004 and 2003, respectively. The decrease in gross margin was also affected by the $2.1 million decrease in distribution line design software revenue in the first quarter of 2004 compared with 2003. These sales gross margin decreases were partly offset by a $2.1 million net decrease in our estimated warranty costs for the quarter, compared with the same quarter in 2003, resulting from higher than normal expenses in the first quarter of 2003, as well as changes in the accrual rates for the first quarter of 2004 based on claims experience and adjustments to the accrual based on product life and other factors. Service gross margin decreased in the first quarter of 2004 primarily due to higher costs associated with an outsourcing contract.

At the end of 2003, a warranty accrual of approximately $8.6 million was charged to cost of sales for a specific type of electric AMR module product failure, due to a change in encapsulation material from a supplier to our component supplier. The defective material was used by the supplier for approximately twelve months. Certain lots of this electric AMR module manufactured during this period included the defective material. The warranty accrual reflected our estimate of the material, labor and other costs we will incur to replace the remaining affected units. Our estimates include assumptions for the number of units affected, hourly labor charges for installation work, in house material and labor costs to rework affected units, reimbursements from our component supplier and other variable factors. During the first quarter of 2004, we incurred costs of $2.8 million for product replacements, which was charged against the warranty accrual. While we believe we have adequately reserved for this issue, our actual costs may differ from our estimates.

Segment Revenues and Gross Margin

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). In July 2004, we made additional refinements to our operating groups, which changed our historical segment reporting. Our Hardware Solutions operating group is further defined as Meter Data Collection. As a result of this change, the historical segment information in this Form 10-Q/A has been restated.

Management has three primary measures for each of the operating groups: revenues, gross profit (margin) and operating income. Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Service related costs of sales are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense are not allocated to the operating groups, nor included in the measurement of segment profit or loss. Assets and liabilities are not allocated to the operating groups. Approximately 50% of depreciation expense is allocated to the operating groups.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial AMR retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended March 31,
	2004	2003	% Change
	(in millions)
Segment Revenues
Hardware Solutions	$54.7	$62.2	(12)%
Software Solutions	10.9	12.4	(12)

Total Company	$65.6	$74.6	(12)%

	Three Months Ended March 31,
	2004	2003
Segment Gross Margin
Hardware Solutions	49%	52%
Software Solutions	29	35
Total Company	46%	49%

	Three Months Ended March 31,
	(in millions)
	2004	2003	% Change
Segment Operating Income (Loss)
Hardware Solutions	$21.8	$26.9	(19)%
Software Solutions	(5.6)	(6.2)	10%
Corporate unallocated	(17.2)	(15.2)	(13)%

Total Company	$(1.0)	$5.5	(118)%

Hardware Solutions: Revenues in the first quarter of 2004 decreased $7.5 million, or 12%, compared with the first quarter of 2003, primarily as a result of decreased AMR module sales as well as lower sales and margins of handheld meter reading units. While sales of water AMR modules increased in 2004, sales of AMR modules to large electric and electric and gas combination investor owned utilities decreased due to several instances of extreme weather, a major blackout in the Northeastern U.S. and other utility specific delays in capital spending. We shipped approximately 830,000 AMR modules in the first quarter of 2004, compared with approximately 940,000 in the first quarter of 2003. Partially offsetting some of the decrease was increased installation revenues related to meter reading systems due to the timing of projects.

One customer accounted for approximately 11% of total Hardware Solutions revenues for the three months ended March 31, 2004. A different customer, and its subsidiaries, accounted for approximately 12% of Hardware Solutions revenues and 10% of total Company revenues for the three months ended March 31, 2003.

Hardware Solutions gross margin decreased from 52% in the first quarter of 2003, to 49% in the first quarter of 2004, due to a mix shift in hardware product revenues, specifically lower handheld meter reading system sales revenues, in the first quarter of 2004 compared with 2003.

Operating expenses decreased approximately $600,000 in the first quarter of 2004 compared with 2003 due primarily to spending reductions in product development. Operating income for Hardware Solutions decreased $5.2 million, or 19% due to decreased revenues and gross margin.

Software Solutions: Software Solutions revenues decreased $1.5 million in the first quarter of 2004 compared with the first quarter of 2003. In the first quarter of 2003, we recognized $2.1 million in software license revenues related to a system at one customer for distribution line design, with no comparable amount of revenues in 2004. Slightly offsetting that decrease was that we had a full quarter of revenue in 2004 related to the Silicon Energy Corp. (Silicon) acquisition completed on March 4, 2003. The distribution line design customer above accounted for 19% of Software Solutions revenues for the three months ended March 31, 2003

There were no Software Solutions customers who accounted for more than 10% of revenues for the three months ended March 31, 2004. One customer accounted for 21% of Software Solutions revenues for the three months ended March 31, 2003.

Software Solutions gross margin decreased 6 points in the first quarter of 2004 compared with 2003 primarily as a result of lower software license revenues due to the large line design system at one customer in 2003. Operating expenses decreased approximately $1.8 million in the first quarter of 2004 compared with 2003 due to specific restructuring actions in 2003. As a result, the operating loss for Software Solutions decreased $600,000 in the first quarter of 2004 compared with the first quarter of 2003.

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

In January 2004 we began to implement a change in our organizational structure as we moved from segment reporting based on business units to two operations groups: hardware and software. In the process of developing the new structure, and in light of lower expectations for first quarter revenues, we took some corrective actions to reduce expenses and eliminate certain unprofitable activities. Those actions resulted in a reduction of approximately 75 employees, or 5% of our workforce. At March 31, 2004, substantially all of the 75 employees were terminated and severance payments made resulting in a restructuring charge of approximately $2.4 million in the first quarter of 2004. During the second quarter of 2004, we expect to complete the restructuring, resulting in an additional charge of approximately $100,000.

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

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the foreseeable future, but offer no assurances. Our liquidity requirements could be affected by our dependence on the stability of the energy industry, competitive pressures, international risks, intellectual property claims and other factors described under “Certain Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Annual Report on Form 10-K/A filed with the SEC on February 7, 2005.

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

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2002 and 2003. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test annually, on October 1st, to determine whether goodwill has been impaired, under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142. We forecast discounted future cash flows at the reporting unit level based on our historical and best estimates of future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

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

(b) Changes in internal controls. There have been no changes in our internal controls over financial reporting requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 7th day of February, 2005.

ITRON, INC.

By:	/s/ Steven M. Helmbrecht
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer