Form 10-Q/A
period 2004-06-30
ITRON INC /WA/
filed 2005-02-07
CIK 780571

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004 (the Form 10-Q/A), which was originally filed with the Securities and Exchange Commission on August 4, 2004, is being filed to restate warranty expense as a cost of sales rather than as a cost of services as previously reported. The effect of the restatement on the accompanying condensed consolidated statements of operations is presented in Note 17 to the Company’s condensed consolidated financial statements. In addition, as a result of our change in operating segments in the third quarter of 2004, we have restated the information in our segment footnote and revised management’s discussion and analysis of financial condition and results of operations to reflect the new segment reporting structure as of September 30, 2004. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated Part I, Item 1, Item 2 and Item 4 of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004. The other items and disclosures included in this Form 10-Q/A have not been updated for any events subsequent to the previously filed Quarterly Report on Form 10-Q.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$68,015	$69,941	$123,031	$133,858
Service	11,627	10,323	22,213	21,051

Total revenues	79,642	80,264	145,244	154,909

Cost of revenues
Sales (as restated, see Note 17)	37,852	35,326	67,459	67,524
Service (as restated, see Note 17)	5,532	5,584	11,655	11,169

Total cost of revenues	43,384	40,910	79,114	78,693

Gross profit	36,258	39,354	66,130	76,216
Operating expenses
Sales and marketing	10,272	10,959	19,926	20,289
Product development	10,554	11,042	20,776	20,933
General and administrative	8,652	6,730	15,278	13,877
Amortization of intangibles	2,027	2,765	4,054	4,653
Restructurings	52	43	2,434	2,208
In-process research and development	—	—	—	900

Total operating expenses	31,557	31,539	62,468	62,860

Operating income	4,701	7,815	3,662	13,356
Other income (expense)
Equity in affiliates	8	30	—	52
Interest income	111	28	128	197
Interest expense	(2,261)	(929)	(3,015)	(1,385)
Other income (expense), net	(1,009)	(61)	(735)	(36)

Total other income (expense)	(3,151)	(932)	(3,622)	(1,172)

Income before income taxes	1,550	6,883	40	12,184
Income tax (provision) benefit	(732)	(2,710)	40	(5,095)

Net income	$818	$4,173	$80	$7,089

Earnings per share
Basic net income per share	$0.04	$0.20	$—	$0.35

Diluted net income per share	$0.04	$0.19	$—	$0.33

Weighted average number of shares outstanding
Basic	20,845	20,372	20,750	20,306
Diluted	22,111	21,765	21,987	21,603

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

June 30, 2004

(Unaudited)

In this Report on Form 10-Q/A, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Form 10-Q/A are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, of Itron and our wholly owned subsidiaries. All such entries are of a normal recurring nature. Inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranty

We offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on most of our software products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year. Warranty expense was approximately $1.2 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. Warranty expense was approximately $1.5 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively, and is classified within cost of sales.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Management has three primary measures for each of the operating groups: revenue, gross margin and operating income. Revenues for each operating group are according to product lines. There are no inter-operating group revenues. Within each operating group, costs of sales include materials, direct labor, warranty expense, an overhead allocation and variances from standard costs. Service related cost of sales are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

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

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial automatic meter reading (AMR) retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications, and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues
Hardware Solutions	$67,170	$68,413	$121,916	$130,640
Software Solutions	12,472	11,851	23,328	24,269

Total Company	$79,642	$80,264	$145,244	$154,909

Gross profit
Hardware Solutions	$31,309	$36,159	$58,086	$68,728
Software Solutions	4,949	3,195	8,044	7,488

Total Company	$36,258	$39,354	$66,130	$76,216

Operating income (loss)
Hardware Solutions	$25,744	$30,047	$47,519	$56,998
Software Solutions	(3,570)	(5,455)	(9,165)	(11,637)
Corporate unallocated	(17,473)	(16,777)	(34,692)	(32,005)

Total Company	4,701	7,815	3,662	13,356
Total other income (expense)	(3,151)	(932)	(3,622)	(1,172)

Income before income taxes	$1,550	$6,883	$40	$12,184

One customer accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2004 and 14% and 13% of Hardware Solutions revenues for the three and six months ended June 30, 2004, respectively. There was no customer that represented greater than 10% of Software Solutions revenues for the three and six months ended June 30, 2004.

Another customer and its subsidiaries accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2003, and 13% and 12% of Hardware Solutions revenues during the three and six months ended June 30, 2003, respectively. One customer represented 14% of Software Solutions revenues for the six months ended June 30, 2003, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15: Condensed Consolidating Financial Information

The Senior Subordinated Notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The following information gives affect to the restatement described in Note 17.

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$67,042	$1,183	$(210)	$68,015
Service	10,536	1,789	(698)	11,627

Total revenues	77,578	2,972	(908)	79,642

Cost of revenues
Sales	37,570	492	(210)	37,852
Service	4,767	1,480	(715)	5,532

Total cost of revenues	42,337	1,972	(925)	43,384

Gross profit	35,241	1,000	17	36,258

Operating expenses
Sales and marketing	9,574	698	—	10,272
Product development	10,609	(72)	17	10,554
General and administrative	8,373	279	—	8,652
Amortization of intangibles	2,027	—	—	2,027
Restructurings	52	—	—	52

Total operating expenses	30,635	905	17	31,557

Operating income	4,606	95	—	4,701

Other income (expense)
Equity in affiliates	8	—	—	8
Interest income	209	2	(100)	111
Interest expense	(2,172)	(189)	100	(2,261)
Other income (expense), net	(882)	(127)	—	(1,009)

Total other income (expense)	(2,837)	(314)	—	(3,151)

Income (loss) before income taxes	1,769	(219)	—	1,550
Income tax provision	(563)	(169)	—	(732)
Equity in earnings (losses) of non-guarantor subsidiaries	(388)	—	388	—

Net income (loss)	$818	$(388)	$388	$818

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$69,047	$924	$(30)	$69,941
Service	9,486	1,630	(793)	10,323

Total revenues	78,533	2,554	(823)	80,264

Cost of revenues
Sales	34,877	479	(30)	35,326
Service	5,022	1,244	(682)	5,584

Total cost of revenues	39,899	1,723	(712)	40,910

Gross profit	38,634	831	(111)	39,354
Operating expenses
Sales and marketing	10,466	517	(24)	10,959
Product development	11,027	98	(83)	11,042
General and administrative	6,734	—	(4)	6,730
Amortization of intangibles	2,765	—	—	2,765
Restructurings	—	43	—	43

Total operating expenses	30,992	658	(111)	31,539

Operating income	7,642	173	—	7,815
Other income (expense)
Equity in affiliates	30	—	—	30
Interest income	154	49	(175)	28
Interest expense	(878)	(226)	175	(929)
Other income (expense), net	(185)	124	—	(61)

Total other income (expense)	(879)	(53)	—	(932)

Income before income taxes	6,763	120	—	6,883
Income tax provision	(2,620)	(90)	—	(2,710)
Equity in earnings (losses) of non-guarantor subsidiaries	30	—	(30)	—

Net income	$4,173	$30	$(30)	$4,173

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$121,661	$1,713	$(343)	$123,031
Service	20,141	3,662	(1,590)	22,213

Total revenues	141,802	5,375	(1,933)	145,244

Cost of revenues
Sales	67,123	679	(343)	67,459
Service	10,349	2,841	(1,535)	11,655

Total cost of revenues	77,472	3,520	(1,878)	79,114

Gross profit	64,330	1,855	(55)	66,130
Operating expenses
Sales and marketing	18,520	1,406	—	19,926
Product development	20,975	(144)	(55)	20,776
General and administrative	14,855	423	—	15,278
Amortization of intangibles	4,054	—	—	4,054
Restructurings	2,397	37	—	2,434

Total operating expenses	60,801	1,722	(55)	62,468

Operating income	3,529	133	—	3,662
Other income (expense)
Interest income	335	4	(211)	128
Interest expense	(2,833)	(393)	211	(3,015)
Other income (expense), net	(513)	(222)	—	(735)

Total other income (expense)	(3,011)	(611)	—	(3,622)

Income (loss) before income taxes	518	(478)	—	40
Income tax (provision) benefit	506	(466)	—	40
Equity in earnings (losses) of non-guarantor subsidiaries	(944)	—	944	—

Net income (loss)	$80	$(944)	$944	$80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$132,306	$1,630	$(78)	$133,858
Service	19,575	2,890	(1,414)	21,051

Total revenues	151,881	4,520	(1,492)	154,909

Cost of revenues
Sales	66,030	1,572	(78)	67,524
Service	10,117	2,264	(1,212)	11,169

Total cost of revenues	76,147	3,836	(1,290)	78,693

Gross profit	75,734	684	(202)	76,216
Operating expenses
Sales and marketing	19,199	1,129	(39)	20,289
Product development	20,886	203	(156)	20,933
General and administrative	13,884	—	(7)	13,877
Amortization of intangibles	4,653	—	—	4,653
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900

Total operating expenses	61,471	1,591	(202)	62,860

Operating income (loss)	14,263	(907)	—	13,356
Other income (expense)
Equity in affiliates	52	—	—	52
Interest income	344	39	(186)	197
Interest expense	(1,174)	(397)	186	(1,385)
Other income (expense), net	(218)	182	—	(36)

Total other income (expense)	(996)	(176)	—	(1,172)

Income (loss) before income taxes	13,267	(1,083)	—	12,184
Income tax provision	(5,024)	(71)	—	(5,095)
Equity in earnings (losses) of non-guarantor subsidiaries	(1,154)	—	1,154	—

Net income (loss)	$7,089	$(1,154)	$1,154	$7,089

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

At June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$908	$1,319	$—	$2,227
Accounts receivable, net	58,042	3,674	—	61,716
Intercompany accounts receivable	7,761	16,606	(24,367)	—
Inventories	18,960	1,397	—	20,357
Deferred income taxes, net	5,266	—	—	5,266
Other	3,541	313	—	3,854

Total current assets	94,478	23,309	(24,367)	93,420

Property, plant and equipment, net	41,100	3,327	—	44,427
Intangible assets, net	18,925	—	—	18,925
Goodwill	83,754	6,686	—	90,440
Restricted cash	128,310	—	—	128,310
Deferred income taxes, net	39,046	1,464	(1,165)	39,345
Investment in non-guarantor subsidiaries	7,562	—	(7,562)	—
Intercompany notes receivable	12,169	—	(12,169)	—
Other	9,970	18	—	9,988

Total assets	$435,314	$34,804	$(45,263)	$424,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,403	$421	$—	$22,824
Intercompany accounts payable and accrued expenses	16,606	7,761	(24,367)	—
Wages and benefits payable	10,458	462	—	10,920
Short-term borrowings	21,000	—	—	21,000
Current portion of debt	16,667	768	—	17,435
Current portion of warranty	7,850	145	—	7,995
Unearned revenue	10,259	981	—	11,240

Total current liabilities	105,243	10,538	(24,367)	91,414

Long-term debt	136,593	—	—	136,593
Project financing debt	—	3,632	—	3,632
Intercompany notes payable	—	12,169	(12,169)	—
Warranty	3,768	—	—	3,768
Deferred income taxes, net	—	1,165	(1,165)	—
Other obligations	7,259	—	—	7,259

Total liabilities	252,863	27,504	(37,701)	242,666

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	205,760	10,402	(10,402)	205,760
Accumulated other comprehensive loss	(202)	(262)	—	(464)
Accumulated deficit	(23,107)	(2,840)	2,840	(23,107)

Total shareholders’ equity	182,451	7,300	(7,562)	182,189

Total liabilities and shareholders’ equity	$435,314	$34,804	$(45,263)	$424,855

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,075	(22,484)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,292	(22,484)	109,289

Property, plant and equipment, net	39,224	3,594	—	42,818
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,055	1,703	(1,003)	31,755
Investment in non-guarantor subsidiaries	8,506	—	(8,506)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,445	$35,568	$(43,524)	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,302	$934	$—	$26,236
Intercompany accounts payable and accrued expenses	15,075	7,409	(22,484)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Current portion of warranty	13,630	309	—	13,939
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,057	10,562	(22,484)	111,135

Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Warranty	3,536	—	—	3,536
Deferred income taxes, net	—	1,003	(1,003)	—
Other obligations	7,550	—	—	7,550

Total liabilities	134,143	27,120	(35,018)	126,245

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive loss	(78)	(58)	—	(136)
Accumulated deficit	(23,187)	(1,896)	1,896	(23,187)

Total shareholders’ equity	177,302	8,448	(8,506)	177,244

Total liabilities and shareholders’ equity	$311,445	$35,568	$(43,524)	$303,489

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$80	$(944)	$944	$80
Non-cash charges (credits) to income:
Depreciation and amortization	8,692	138	—	8,830
Stock option & employee stock purchase plan income tax benefits	1,121	—	—	1,121
Impairment of investments	775	—	—	775
Equity in earnings (losses) of non-guarantor subsidiaries	944	—	(944)	—
Realized currency translation gain	(279)	—	—	(279)
Deferred income tax provision (benefit)	(1,794)	401	—	(1,393)
Other, net	532	—	—	532
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,755	1,311	—	9,066
Inventories	(4,781)	461	—	(4,320)
Accounts payable, accrued expenses & current portion of warranty	(6,835)	(677)	—	(7,512)
Wages and benefits payable	188	21	—	209
Unearned revenue	(1,098)	251	—	(847)
Long-term warranty and other obligations	24	—	—	24
Intercompany transactions, net	1,179	(1,179)	—	—
Other, net	987	(91)	—	896

Cash provided (used) by operating activities	7,490	(308)	—	7,182

Investing activities
Proceeds from the sale of property, plant and equipment	11	—	—	11
Acquisition/transfer of property, plant and equipment	(6,959)	129	—	(6,830)
Pre-acquisition activities	(4,629)	—	—	(4,629)
Payment of contingent purchase price for RER acquisition	(1,957)	—	—	(1,957)
Cash transfer to non-guarantor subsidiaries/ intercompany notes payable	(2,178)	—	2,178	—
Cash received from non-guarantor subsidiaries	1,540	—	(1,540)	—
Other, net	277	71	—	348

Cash provided (used) by investing activities	(13,895)	200	638	(13,057)

Financing activities
New borrowings	124,081	—	—	124,081
Transfer to escrow for senior subordinated notes	(128,310)	—	—	(128,310)
Change in short-term borrowings, net	11,000	—	—	11,000
Payments on debt	(8,333)	(363)	—	(8,696)
Issuance of common stock	3,967	—	—	3,967
Cash transfer to non-guarantor subsidiaries/ intercompany notes payable	—	2,178	(2,178)	—
Cash paid to parent	—	(1,540)	1,540	—
Other, net	(180)	—	—	(180)

Cash provided by financing activities	2,225	275	(638)	1,862

Increase (decrease) in cash and cash equivalents	(4,180)	167	—	(4,013)
Cash and cash equivalents at beginning of period	5,088	1,152	—	6,240

Cash and cash equivalents at end of period	$908	$1,319	$—	$2,227

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—	$—	$113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$7,089	$(1,154)	$1,154	$7,089
Non-cash charges (credits) to income:
Depreciation and amortization	8,990	284	—	9,274
Deferred income tax provision	4,713	56	—	4,769
Acquired in-process research and development	900	—	—	900
Stock option & employee stock purchase plan income tax benefits	727	—	—	727
Equity in earnings (losses) of non-guarantor subsidiaries	1,154	—	(1,154)	—
Equity in affiliates	(52)	—	—	(52)
Other, net	644	—	—	644
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,627	(191)	—	2,436
Inventories	(646)	288	—	(358)
Accounts payable, accrued expenses & current portion of warranty	1,103	(1,369)	—	(266)
Wages and benefits payable	(5,998)	(1,071)	—	(7,069)
Unearned revenue	(3,839)	(219)	—	(4,058)
Long-term warranty and other obligations	(5,458)	—	—	(5,458)
Intercompany transactions, net	710	(710)	—	—
Other, net	636	37	—	673

Cash provided (used) by operating activities	13,300	(4,049)	—	9,251

Investing activities
Proceeds from the sale of property, plant and equipment	7	—	—	7
Acquisition/transfer of property, plant and equipment	(5,579)	119	—	(5,460)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,096)	19	—	(71,077)
Pre-acquisition activities	(684)	—	—	(684)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(4,954)	—	4,954	—
Other, net	1,648	(1,544)	—	104

Cash used by investing activities	(81,063)	(1,406)	4,954	(77,515)

Financing activities
New borrowings	50,000	—	—	50,000
Payments on debt	(4,166)	(336)	—	(4,502)
Issuance of common stock	2,013	—	—	2,013
Cash transfer to parent	1,000	(1,000)	—	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	4,954	(4,954)	—
Other, net	(1,896)	(6)	—	(1,902)

Cash provided by financing activities	46,951	3,612	(4,954)	45,609

Decrease in cash and cash equivalents	(20,812)	(1,843)	—	(22,655)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$8,283	$1,626	$—	$9,909

Non-cash transactions:
Common stock received in partial settlement of related party note receivable	$21	$—	$—	$21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	4,662	(4,662)	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17: Restatement of Condensed Consolidated Statements of Operations

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2004, we determined that warranty expense should have been classified as a cost of sales rather than as a cost of service. As a result, the components of cost of revenues have been restated record warranty expense as a cost of sales. The following illustrates the effects of the restatement.

Three Months Ended June 30, 2004	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$36,608	$1,244	$37,852
Service	6,776	(1,244)	5,532

Total cost of revenues	$43,384	$—	$43,384

Three Months Ended June 30, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$33,629	$1,697	$35,326
Service	7,281	(1,697)	5,584

Total cost of revenues	$40,910	$—	$40,910

Six Months Ended June 30, 2004	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$65,831	$1,628	$67,459
Service	13,283	(1,628)	11,655

Total cost of revenues	$79,114	$—	$79,114

Six Months Ended June 30, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$63,490	$4,034	$67,524
Service	15,203	(4,034)	11,169

Total cost of revenues	$78,693	$—	$78,693

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 4, 2004. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) potential disruptions in operations associated with integrating the acquisition of the electricity metering products business of Schlumberger Limited (SEM), 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in laws and regulations (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 4, 2004. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 12, 2004.

Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of our June 30, 2004 condensed consolidated financial statements and the filing of our Quarterly Report on Form 10-Q with the Securities and Exchange Commission, management of Itron, Inc. determined that it would restate its condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 to correctly record warranty expense as cost of sales rather than cost of services as previously reported. No other income statement line items were affected. In addition, as a result of our change in operating segments in July 2004, we have restated the information in our segment footnote and revised management’s discussion and analysis (MD&A) of financial condition and results of operations to reflect the refined segment reporting structure as of September 30, 2004. The following MD&A of financial condition and results of operations takes into account the effects of the restatement.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Revenues
Sales	$68.0	$70.0	-3%	$123.0	$133.9	-8%
Service	11.6	10.3	13%	22.2	21.0	6%

Total revenues	$79.6	$80.3	-1%	$145.2	$154.9	-6%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Gross Margin
Sales	44%	49%	-5%	45%	50%	-5%
Service	52%	46%	6%	48%	47%	1%

Total gross margin	46%	49%	-3%	46%	49%	-3%

Revenues

Sales revenues decreased for the second quarter and six month periods in 2004, compared with 2003, primarily due to lower Hardware Solutions sales. Service revenues increased $1.3 million and $1.2 million for the three and six months ended June 30, 2004, compared with 2003 due to increased maintenance services for handheld systems and software. For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

One customer, Duke Energy, accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2004 and 14% and 13% of Hardware Solutions revenues for the three and six months ended June 30, 2004, respectively. There was no customer that represented greater than 10% of Software Solutions revenues for the three and six months ended June 30, 2004.

Another customer, National Grid Company and its subsidiaries, accounted for approximately 11% of total Company revenues for the three and six months ended June 30, 2003, and 13% and 12% of Hardware Solutions revenues during the three and six months ended June 30, 2003, respectively. One customer represented 14% of Software Solutions revenues for the six months ended June 30, 2003, respectively.

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

Gross Margin

Sales gross margin for the second quarter of 2004 decreased, compared with the second quarter of 2003, primarily due to a 7% decrease in Hardware Solutions sales gross margin, partially offset by a 15% improvement in Software Solutions sales gross margin. Sales gross margin decreased during the first six months of 2004, compared with 2003, due to a 5% decrease in Hardware Solutions sales gross margin, while Software Solutions sales gross margins remained stable. Service gross margins for the second quarter of 2004 increased due to a 6% increase in Hardware Solutions service gross margin and a 7% increase in Software Solutions service gross margin. Service gross margins for the first six months of 2004 also increased due to an increase in Software Solutions service gross margin of 5%, offset by a decrease in Hardware Solutions service gross margin of 2%. For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

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

Segment Revenues, Gross Margin and Operating Income (Loss)

In January 2004, we began to implement an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined as Meter Data Collection. In July 2004, we made additional refinements to our operating groups. As a result of this change, the historical segment information in this Form 10-Q/A has been restated.

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

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions:	Residential and commercial AMR retrofit and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions	$67.2	$68.4	-2%	$121.9	$130.6	-7%
Software Solutions	12.5	11.9	5%	23.3	24.3	-4%

Total Company	$79.6	$80.3	-1%	$145.2	$154.9	-6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment Gross Margin
Hardware Solutions	47%	53%	48%	53%
Software Solutions	40%	27%	34%	31%
Total Company	46%	49%	46%	49%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Segment Operating Income (Loss)
Hardware Solutions	$25.7	$30.1	-15%	$47.5	$57.0	-17%
Software Solutions	(3.6)	(5.4)	33%	(9.2)	(11.6)	21%
Corporate unallocated	(17.4)	(16.8)	-4%	(34.6)	(32.0)	-8%

Total Company	$4.7	$7.9	-40%	$3.7	$13.4	-72%

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

Hardware Solutions gross margins declined for the three and six months ended June 30, 2004 due to a shift in the mix of hardware products shipped, including the mix of AMR units sold and sales to indirect customers, as well as lower margins on sales of our handheld systems. Revenues through indirect sales channels, which are at lower margins, increased from 23% to 26% of total Hardware Solutions revenues in the second quarter of 2003, compared with 2004, and from 21% to 27% for the first six months of 2003, compared with 2004.

Operating income for Hardware Solutions was less than the prior year due to decreased revenues and gross margins. Overall operating expenses decreased for the three and six months ended June 30, 2004, compared with 2003, primarily due to spending reductions made in certain marketing and product development projects, offset slightly by increases in sales expense.

Software Solutions: Software Solutions revenues increased approximately $600,000 in the second quarter of 2004 compared with the same period in 2003, primarily from an increase in consulting and software maintenance, partially offset by a decrease in software license revenues. Revenues for the first six months of 2004 were approximately $1.0 million less than in 2003 as a result of a decrease in software license revenues partially offset by an increase in software maintenance revenues. The first quarter of 2003 included approximately $2.1 million in license revenues from one customer for our distribution line design software.

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

(b) Changes in internal controls. There have been no changes in our internal controls over financial reporting requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2004.

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