Form 10-Q/A
period 2004-09-30
ITRON INC /WA/
filed 2005-02-07
CIK 780571

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 (the Form 10-Q/A), which was originally filed with the Securities and Exchange Commission on November 5, 2004, is being filed to restate warranty expense as a cost of sales rather than as a cost of services as previously reported. The effect of the restatement on the accompanying condensed consolidated statements of operations is presented in Note 17 to the Company’s condensed consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated Part I, Item 1, Item 2 and Item 4 of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004. The other items and disclosures included in this Form 10-Q/A have not been updated for any events subsequent to the previously filed Quarterly Report on Form 10-Q.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$107,327	$70,672	$230,358	$204,530
Service	15,177	11,407	37,390	32,458

Total revenues	122,504	82,079	267,748	236,988

Cost of revenues
Sales (as restated, see Note 17)	63,534	36,736	130,993	104,260
Service (as restated, see Note 17)	9,485	5,815	21,140	16,984

Total cost of revenues	73,019	42,551	152,133	121,244

Gross profit	49,485	39,528	115,615	115,744
Operating expenses
Sales and marketing	12,045	10,672	31,971	30,961
Product development	11,893	10,841	32,669	31,774
General and administrative	9,201	6,866	24,479	20,743
Amortization of intangibles	7,217	2,391	11,271	7,044
Restructurings	1,571	—	4,005	2,208
In-process research and development	—	—	—	900
Litigation accrual	—	500	—	500

Total operating expenses	41,927	31,270	104,395	94,130

Operating income	7,558	8,258	11,220	21,614
Other income (expense)
Equity in affiliates	13	110	13	162
Interest income	24	68	152	265
Interest expense	(5,147)	(832)	(8,162)	(2,217)
Other income (expense), net	248	458	(487)	422

Total other income (expense)	(4,862)	(196)	(8,484)	(1,368)

Income before income taxes	2,696	8,062	2,736	20,246
Income tax provision	(1,026)	(3,034)	(986)	(8,129)

Net income	$1,670	$5,028	$1,750	$12,117

Earnings per share
Basic net income per share	$0.08	$0.25	$0.08	$0.60

Diluted net income per share	$0.08	$0.23	$0.08	$0.56

Weighted average number of shares outstanding
Basic	20,978	20,478	20,827	20,364
Diluted	22,050	21,880	22,005	21,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At September 30, 2004	At December 31, 2003
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,324	$6,240
Accounts receivable, net	80,018	70,782
Inventories	50,946	16,037
Deferred income taxes, net	13,600	11,673
Other	7,080	4,557

Total current assets	162,968	109,289

Property, plant and equipment, net	61,268	42,818
Intangible assets, net	108,763	22,979
Goodwill	191,712	90,385
Prepaid debt fees	11,719	—
Deferred income taxes, net	31,055	31,755
Other	1,810	6,263

Total assets	$569,295	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,127	$26,236
Wages and benefits payable	15,841	10,711
Short-term borrowings	—	10,000
Current portion of debt	2,632	38,245
Current portion of warranty	6,950	13,939
Unearned revenue	10,886	12,004

Total current liabilities	70,436	111,135

Long-term debt	296,802	—
Project financing debt	3,432	4,024
Warranty	6,336	3,536
Other obligations	6,730	7,550

Total liabilities	383,736	126,245

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity

Preferred stock	—	—
Common stock	206,902	200,567
Accumulated other comprehensive income (loss)	94	(136)
Accumulated deficit	(21,437)	(23,187)

Total shareholders’ equity	185,559	177,244

Total liabilities and shareholders’ equity	$569,295	$303,489

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2003 audited financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003, which was filed with the SEC on February 7, 2005. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranty

We offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on most of our software products. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year. Warranty expense was approximately $2.1 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively. Warranty expense was approximately $3.6 million and $7.3 million for the nine months ended September 30, 2004 and 2003, respectively, and is classified within cost of sales.

During 2003, we made warranty accruals for planned electric AMR module product replacements due to higher than normal estimated failures. The higher estimated failures resulted from a change in an integrated circuit component’s encapsulation material from a supplier to our component supplier for certain lots of a specific electric AMR module that were manufactured with this defective component. The warranty accruals reflected various estimates for the material, labor and other costs we expected to incur to replace the majority of affected units. Some of the replacement work was performed in 2003. During the third quarter and first nine months of 2004, we incurred costs of $4.7 million and $9.9 million, respectively, for product replacements, which were charged against the warranty accrual. During the third quarter of 2004, the warranty accrual was increased by $1.8 million to reflect an increase in the number of product replacements, and the remaining warranty accrual at September 30, 2004 was $1.5 million. While we believe we have adequately reserved for this issue, as we have reserved for approximately 97% of the affected population and claims are running close to our initial estimates for previously identified customer situations, our actual costs may differ from our estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 6: Goodwill

Goodwill increased in 2004 primarily due to the acquisition of SEM on July 1, 2004 and adjustments to goodwill balances associated with the Silicon Energy Corp. (Silicon) and Regional Economic Research, Inc. (RER) acquisitions made during 2003 and 2002. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003 and adjustments to goodwill balances associated with the LineSoft, RER and eMobile Data Corporation acquisitions made during 2002. In addition, the goodwill balance can increase or decrease, with a corresponding change in other comprehensive income (loss), due to changes in currency exchange rates from the beginning of the period. Goodwill was allocated to our defined reporting units in 2003 based on the forecasted revenue attributed to each reporting unit. As a result of our organizational change that began in January 2004, we will reallocate goodwill to our new reporting segments during the fourth quarter as of October 1, 2004 which is our annual impairment test date. The change in goodwill for the nine months ended September 30, 2004 and 2003 is as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued liabilities associated with Company-wide restructuring efforts were approximately $323,000 and $153,000 at September 30, 2004 and December 31, 2003, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	3,977	73
Cash payments	(3,870)	(10)

Accrual balance at September 30, 2004	$135	$188

Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	43
Cash payments	(3,173)	(1,031)

Accrual balance at September 30, 2003	$51	$189

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$57,648	$48,286	$6,652	$(5,259)	$107,327
Service	9,890	4,150	1,895	(758)	15,177

Total revenues	67,538	52,436	8,547	(6,017)	122,504

Cost of revenues
Sales	34,033	29,563	5,324	(5,386)	63,534
Service	4,894	3,903	1,287	(599)	9,485

Total cost of revenues	38,927	33,466	6,611	(5,985)	73,019

Gross profit	28,611	18,970	1,936	(32)	49,485
Operating expenses
Sales and marketing	8,568	2,396	704	377	12,045
Product development	9,989	1,937	481	(514)	11,893
General and administrative	7,802	1,038	256	105	9,201
Amortization of intangibles	2,361	4,856	—	—	7,217
Restructurings	1,558	—	13	—	1,571

Total operating expenses	30,278	10,227	1,454	(32)	41,927

Operating income (loss)	(1,667)	8,743	482	—	7,558
Other income (expense)
Equity in affiliates	13	—	—	—	13
Interest income	126	—	3	(105)	24
Interest expense	(1,215)	(3,844)	(193)	105	(5,147)
Other income (expense), net	120	(38)	166	—	248

Total other income (expense)	(956)	(3,882)	(24)	—	(4,862)

Income (loss) before income taxes	(2,623)	4,861	458	—	2,696
Income tax (provision) benefit	1,143	(1,926)	(243)	—	(1,026)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	3,150	(24)	—	(3,126)	—

Net income	$1,670	$2,911	$215	$(3,126)	$1,670

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$69,823	$1,377	$(528)	$70,672
Service	10,524	1,671	(788)	11,407

Total revenues	80,347	3,048	(1,316)	82,079

Cost of revenues
Sales	36,499	765	(528)	36,736
Service	5,259	1,240	(684)	5,815

Total cost of revenues	41,758	2,005	(1,212)	42,551

Gross profit	38,589	1,043	(104)	39,528
Operating expenses
Sales and marketing	10,116	575	(19)	10,672
Product development	10,810	113	(82)	10,841
General and administrative	6,869	—	(3)	6,866
Amortization of intangibles	2,391	—	—	2,391
Litigation accrual	500	—	—	500

Total operating expenses	30,686	688	(104)	31,270

Operating income	7,903	355	—	8,258
Other income (expense)
Equity in affiliates	110	—	—	110
Interest income	171	5	(108)	68
Interest expense	(734)	(206)	108	(832)
Other income (expense), net	381	77	—	458

Total other income (expense)	(72)	(124)	—	(196)

Income before income taxes	7,831	231	—	8,062
Income tax provision	(2,958)	(76)	—	(3,034)
Equity in earnings (losses) of non-guarantor subsidiaries	155	—	(155)	—

Net income	$5,028	$155	$(155)	$5,028

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$179,309	$48,286	$8,365	$(5,602)	$230,358
Service	30,031	4,150	5,557	(2,348)	37,390

Total revenues	209,340	52,436	13,922	(7,950)	267,748

Cost of revenues
Sales	101,156	29,563	6,003	(5,729)	130,993
Service	15,243	3,903	4,128	(2,134)	21,140

Total cost of revenues	116,399	33,466	10,131	(7,863)	152,133

Gross profit	92,941	18,970	3,791	(87)	115,615
Operating expenses
Sales and marketing	27,088	2,396	2,110	377	31,971
Product development	30,964	1,937	337	(569)	32,669
General and administrative	22,657	1,038	679	105	24,479
Amortization of intangibles	6,415	4,856	—	—	11,271
Restructurings	3,955	—	50	—	4,005

Total operating expenses	91,079	10,227	3,176	(87)	104,395

Operating income	1,862	8,743	615	—	11,220
Other income (expense)
Equity in affiliates	13	—	—	—	13
Interest income	461	—	7	(316)	152
Interest expense	(4,048)	(3,844)	(586)	316	(8,162)
Other income (expense), net	(393)	(38)	(56)	—	(487)

Total other income (expense)	(3,967)	(3,882)	(635)	—	(8,484)

Income (loss) before income taxes	(2,105)	4,861	(20)	—	2,736
Income tax (provision) benefit	1,649	(1,926)	(709)	—	(986)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	2,206	48	—	(2,254)	—

Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$202,129	$3,007	$(606)	$204,530
Service	30,099	4,561	(2,202)	32,458

Total revenues	232,228	7,568	(2,808)	236,988

Cost of revenues
Sales	102,529	2,337	(606)	104,260
Service	15,376	3,504	(1,896)	16,984

Total cost of revenues	117,905	5,841	(2,502)	121,244

Gross profit	114,323	1,727	(306)	115,744
Operating expenses
Sales and marketing	29,315	1,704	(58)	30,961
Product development	31,696	316	(238)	31,774
General and administrative	20,753	—	(10)	20,743
Amortization of intangibles	7,044	—	—	7,044
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900
Litigation accrual	500	—	—	500

Total operating expenses	92,157	2,279	(306)	94,130

Operating income (loss)	22,166	(552)	—	21,614
Other income (expense)
Equity in affiliates	162	—	—	162
Interest income	515	44	(294)	265
Interest expense	(1,908)	(603)	294	(2,217)
Other income (expense), net	163	259	—	422

Total other income (expense)	(1,068)	(300)	—	(1,368)

Income (loss) before income taxes	21,098	(852)	—	20,246
Income tax provision	(7,982)	(147)	—	(8,129)
Equity in earnings (losses) of non-guarantor subsidiaries	(999)	—	999	—

Net income (loss)	$12,117	$(999)	$999	$12,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

At September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,699	$4,741	$3,884	$—	$11,324
Accounts receivable, net	47,214	24,213	8,591	—	80,018
Intercompany accounts receivable	2,689	2,536	18,068	(23,293)	—
Inventories	25,413	19,444	6,089	—	50,946
Deferred income taxes, net	15,473	—	407	(2,280)	13,600
Other	4,765	1,477	838	—	7,080
Intercompany other	137	9,881	—	(10,018)	—

Total current assets	98,390	62,292	37,877	(35,591)	162,968

Property, plant and equipment, net	41,174	12,068	8,026	—	61,268
Intangible assets, net	16,564	92,144	55	—	108,763
Goodwill	83,753	97,437	10,522	—	191,712
Prepaid debt fees	3,542	8,177	—	—	11,719
Deferred income taxes, net	30,252	609	1,340	(1,146)	31,055
Investment in subsidiaries	26,638	7,578	—	(34,216)	—
Intercompany notes receivable	19,507	—	—	(19,507)	—
Other	1,796	—	14	—	1,810

Total assets	$321,616	$280,305	$57,834	$(90,460)	$569,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,294	$13,161	$2,952	$(2,280)	$34,127
Intercompany accounts payable and accrued expenses	17,955	959	4,379	(23,293)	—
Wages and benefits payable	10,326	3,753	1,762	—	15,841
Current portion of debt	351	1,499	782	—	2,632
Current portion of warranty	4,776	1,309	865	—	6,950
Short-term intercompany advances	6,291	—	3,727	(10,018)	—
Unearned revenue	9,938	83	865	—	10,886

Total current liabilities	69,931	20,764	15,332	(35,591)	70,436

Long-term debt	56,394	240,408	—	—	296,802
Project financing debt	—	—	3,432	—	3,432
Intercompany notes payable	—	—	19,507	(19,507)	—
Warranty	3,747	2,589	—	—	6,336
Deferred income taxes, net	—	—	1,146	(1,146)	—
Other obligations	6,730	—	—	—	6,730

Total liabilities	136,802	263,761	39,417	(56,244)	383,736

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	206,902	13,502	20,297	(33,799)	206,902
Accumulated other comprehensive income (loss)	(651)	—	745	—	94
Accumulated earnings (deficit)	(21,437)	3,042	(2,625)	(417)	(21,437)

Total shareholders’ equity	184,814	16,544	18,417	(34,216)	185,559

Total liabilities and shareholders’ equity	$321,616	$280,305	$57,834	$(90,460)	$569,295

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,075	(22,484)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,292	(22,484)	109,289

Property, plant and equipment, net	39,224	3,594	—	42,818
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,055	1,703	(1,003)	31,755
Investment in non-guarantor subsidiaries	8,506	—	(8,506)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,445	$35,568	$(43,524)	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,302	$934	$—	$26,236
Intercompany accounts payable and accrued expenses	15,075	7,409	(22,484)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Current portion of warranty	13,630	309	—	13,939
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,057	10,562	(22,484)	111,135

Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Warranty	3,536	—	—	3,536
Deferred income taxes, net	—	1,003	(1,003)	—
Other obligations	7,550	—	—	7,550

Total liabilities	134,143	27,120	(35,018)	126,245

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive loss	(78)	(58)	—	(136)
Accumulated deficit	(23,187)	(1,896)	1,896	(23,187)

Total shareholders’ equity	177,302	8,448	(8,506)	177,244

Total liabilities and shareholders’ equity	$311,445	$35,568	$(43,524)	$303,489

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750
Non-cash charges (credits) to income:
Depreciation and amortization	12,791	5,698	437	—	18,926
Stock option & employee stock purchase plan income tax benefits	1,366	—	—	—	1,366
Amortization of prepaid debt fees	1,165	—	—	—	1,165
Impairment of investments	775	—	—	—	775
Impairment of intangibles	334	—	—	—	334
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(2,206)	(48)	—	2,254	—
Interest expense as a result of pushdown of debt	(3,820)	3,820	—	—	—
Equity in affiliates	(13)	—	—	—	(13)
Realized currency translation gain	(279)	—	—	—	(279)
Deferred income tax provision (benefit)	(927)	(609)	258	—	(1,278)
Other, net	798	—	—	—	798
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,584	6,984	143	—	25,711
Inventories	(11,234)	2,783	(562)	—	(9,013)
Accounts payable, accrued expenses & current portion of warranty	(12,320)	1,109	995	—	(10,216)
Wages and benefits payable	57	324	56	—	437
Unearned revenue	(1,348)	83	135	—	(1,130)
Long-term warranty and other obligations	(597)	(66)	—	—	(663)
Intercompany transactions, net	7,600	2,087	(9,687)	—	—
Other, net	(836)	47	(337)	—	(1,126)

Cash provided (used) by operating activities	11,640	25,195	(9,291)	—	27,544

Investing activities
Proceeds from the sale of property, plant and equipment	12	—	—	—	12
Acquisition/transfer of property, plant and equipment	(9,246)	(666)	(89)	—	(10,001)
Acquisitions, net of cash and cash equivalents	(253,230)	1	1,400	—	(251,829)
Payment of contingent purchase price for RER acquisition	(1,957)	—	—	—	(1,957)
Cash transferred to parent	—	(16,200)	—	16,200	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(9,653)	(3,590)	—	13,243	—
Cash received from non-guarantor subsidiaries	1,540	—	—	(1,540)	—
Other, net	(115)	1	639	—	525

Cash provided (used) by investing activities	(272,649)	(20,454)	1,950	27,903	(263,250)

Financing activities
New borrowings	309,081	—	—	—	309,081
Change in short-term borrowings, net	(10,000)	—	—	—	(10,000)
Payments on debt	(47,961)	—	(1,630)	—	(49,591)
Issuance of common stock	4,776	—	—	—	4,776
Prepaid debt fees	(13,470)	—	—	—	(13,470)
Cash received from guarantor subsidiaries	16,200	—	—	(16,200)	—
Intercompany notes payable	—	—	13,243	(13,243)	—
Cash paid to parent	—	—	(1,540)	1,540	—
Other, net	(6)	—	—	—	(6)

Cash provided by financing activities	258,620	—	10,073	(27,903)	240,790

Increase (decrease) in cash and cash equivalents	(2,389)	4,741	2,732	—	5,084
Cash and cash equivalents at beginning of period	5,088	—	1,152	—	6,240

Cash and cash equivalents at end of period	$2,699	$4,741	$3,884	$—	$11,324

Non-cash transactions:
Acquisition of RER, taxes on contingent purchase price payable	$113	$—	$—	$—	$113
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary	(240,321)	240,321	—	—	—
Reclassification of prepaid debt fees	485	—	—	—	485

Cash paid for:
Income taxes	$415	$—	$16	$—	$431
Interest	4,138	—	258	—	4,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$12,117	$(999)	$999	$12,117
Non-cash charges (credits) to income:
Depreciation and amortization	13,670	420	—	14,090
Deferred income tax provision	6,833	127	—	6,960
Stock option & employee stock purchase plan income tax benefits	988	—	—	988
Acquired in-process research and development	900	—	—	900
Amortization of prepaid debt fees	505	—	—	505
Equity in earnings (losses) of non-guarantor subsidiaries	999	—	(999)	—
Equity in affiliates	(162)	—	—	(162)
Other, net	576	—	—	576
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(729)	(1,417)	—	(2,146)
Inventories	(329)	(42)	—	(371)
Accounts payable, accrued expenses & current portion of warranty	3,699	(982)	—	2,717
Wages and benefits payable	(5,555)	(1,424)	—	(6,979)
Unearned revenue	(6,703)	178	—	(6,525)
Long-term warranty and other obligations	(5,553)	—	—	(5,553)
Intercompany transactions, net	1,028	(1,028)	—	—
Other, net	(882)	9	—	(873)

Cash provided (used) by operating activities	21,402	(5,158)	—	16,244

Investing activities
Proceeds from the sale of property, plant and equipment	10	—	—	10
Acquisition/transfer of property, plant and equipment	(7,620)	143	—	(7,477)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,110)	—	—	(71,110)
Pre-acquisition activities	(1,649)	—	—	(1,649)
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	(5,492)	—	5,492	—
Cash received from non-guarantor subsidiaries	1,517	—	(1,517)	—
Other, net	1,171	(927)	—	244

Cash used by investing activities	(83,578)	(784)	3,975	(80,387)
Financing activities
New borrowings	50,000	—	—	50,000
Payments on debt	(8,327)	(515)	—	(8,842)
Issuance of common stock	2,874	—	—	2,874
Prepaid debt fees	(1,893)	—	—	(1,893)
Cash transfer to parent	—	(1,517)	1,517	—
Cash transfer to non-guarantor subsidiaries/intercompany notes payable	—	5,492	(5,492)	—
Other, net	(11)	—	—	(11)

Cash provided by financing activities	42,643	3,460	(3,975)	42,128
Decrease in cash and cash equivalents	(19,533)	(2,482)	—	(22,015)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$9,562	$987	$—	$10,549

Non-cash transactions:
Common stock received in partial settlement of related party note receivable	$21	$—	$—	$21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	(4,017)	4,017	—	—

Cash paid for:
Income taxes	$896	$—	$—	$896
Interest	3,157	298	—	3,455

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 17: Restatement of Condensed Consolidated Statements of Operations

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2004, we determined that warranty expense should have been classified as a cost of sales rather than as a cost of service. As a result, the components of cost of revenues have been restated to record warranty expense as a cost of sales. The following illustrates the effects of the restatement.

Three Months Ended September 30, 2004	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$61,428	$2,106	$63,534
Service	11,591	(2,106)	9,485

Total cost of revenues	$73,019	$—	$73,019

Three Months Ended September 30, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$33,810	$2,926	$36,736
Service	8,741	(2,926)	5,815

Total cost of revenues	$42,551	$—	$42,551

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nine Months Ended September 30, 2004	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$127,259	$3,734	$130,993
Service	24,874	(3,734)	21,140

Total cost of revenues	$152,133	$—	$152,133

Nine Months Ended September 30, 2003	As Previously Reported	Adjustment	As Restated
	(in thousands)
Cost of Revenues
Sales	$97,300	$6,960	$104,260
Service	23,944	(6,960)	16,984

Total cost of revenues	$121,244	$—	$121,244

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report, and with our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on February 7, 2005.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004, which was originally filed with the Securities and Exchange Commission on November 5, 2004. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) potential disruptions in operations associated with the further integration of the acquisition of the electricity metering business of Schlumberger, 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in laws and regulations (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004, which was originally filed with the Securities and Exchange Commission on November 5, 2004. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Certain Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 12, 2004.

Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of our September 30, 2004 condensed consolidated financial statements and the filing of our Quarterly Report on Form 10-Q with the Securities and Exchange Commission, management of Itron, Inc. determined that it would restate its condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to correctly record warranty expense as cost of sales rather than cost of services as previously reported. No other income statement line items were affected. The following management’s discussion and analysis of financial condition and results of operations takes into account the effects of the restatement.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Revenues
Sales	$107.3	$70.6	52%	$230.3	$204.5	13%
Service	15.2	11.5	32%	37.4	32.5	15%

Total revenues	$122.5	$82.1	49%	$267.7	$237.0	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross Margin
Sales	41%	48%	43%	49%
Service	38%	49%	43%	48%
Total gross margin	40%	48%	43%	49%

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

Gross Margin

As a percentage of revenue, sales gross margin for the third quarter and year-to-date periods in 2004 decreased 7% and 6%, respectively, compared with 2003, primarily due to lower Hardware Solutions gross margins. Software Solutions sales gross margin remained stable for the comparable third quarter and year-to-date periods.

As a percentage of revenue, service gross margins for the third quarter and first nine months of 2004 decreased 11% and 5%, respectively, compared with the same periods in 2003, due to a decrease in Hardware Solutions service gross margins, offset slightly by an increase in Software Solutions service gross margins.

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

In preparation for management’s first report on internal controls over financial reporting, we are in the process of evaluating their design and operating effectiveness. While this assessment has been underway for more than a year and is not yet complete, we have identified the following significant deficiencies, which we believe do not constitute a material weakness either individually or in the aggregate, and have made and are planning to make certain improvements as described below that have materially affected, or are likely to material affect, our internal controls over financial reporting:

1.	Revenue recognition – Revenue accounting has become significantly more complex as a result of our acquisition of software companies and recent accounting rules concerning multiple element arrangements. We determined that it was necessary to hire additional personnel with the requisite knowledge and experience to deal with the added complexity. During the third quarter of 2004, we hired two certified public accountants, each having been an audit manager at a “Big Four” national accounting firm, as managers of revenue accounting for each of our two primary operating segments (Hardware Solutions and Software Solutions). In addition, we determined that our sales order processing personnel had incompatible duties. During the fourth quarter, we addressed this issue by implementing an independent review of sales arrangements for significant shipments.

2.	Policies and procedures – During 2004, we revised and implemented new accounting policies and procedures in key areas including revenue recognition, intercompany transactions, warranty and journal entries. Additional policies were added or amended in the fourth quarter. These changes were made to enhance our documentation and did not result in any changes in accounting methods.

3.	Segregation of duties – During 2003 and 2004, in connection with our 404 readiness project, we reviewed user access to our key financial system modules and programs. These reviews were conducted in a three stage approach. In each of these stages the purpose of the review was to modify targeted user profiles to limit access to only those modules and/or programs required in order for the user to perform his/her job duties. The first stage, completed in 2003, focused on all accounting and information technology personnel with respect to their access to key financial system modules. The second stage, completed in the first half of 2004, focused on all personnel with access to any of the key financial system modules. The third stage, completed in the second half of 2004, further refined accounting and information technology personnel access to individual programs within each of the key financial system modules.

4.	Credit process – We do not have a formal credit function because we do not think it is cost justified given the credit history of our customer base and our very low bad debt experience. However, we implemented a credit policy in the fourth quarter applicable to past due customers and certain international shipments. We will continue to evaluate the necessity of changing or modifying our credit policy and procedures.

5.	System complexity – Over time our chart of accounts and accounting systems have become very complex requiring multiple interfaces. We have taken steps to reduce complexity in some areas, primarily intercompany and foreign currency transactions, and will continue to look for opportunities for simplification.

6.	Manual calculations – Due to complex accounting rules and a lack of computer system functionality in certain areas, we make extensive use of financial spreadsheets and manual calculations. We will ensure that all manual calculations are independently reviewed and seek automated solutions.

As noted above our assessment of controls is not complete and therefore we may identify additional deficiencies in the future.

The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s disclosure controls and procedures were effective in providing this reasonable level of assurance as of September 30, 2004. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

The changes during the quarter in internal control noted above materially affected, or are likely to material affect, our internal controls over financial reporting.

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