Form 10-K
period 2004-12-31
ITRON INC /WA/
filed 2005-03-11
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

As of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market on such date) was $479,982,429.

As of February 28, 2005, there were outstanding 21,500,273 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 3, 2005.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, economic performance, revenues, earnings, cost reduction programs, integration of acquisitions and other items. These statements are based on information currently available as of the date of this Annual Report on Form 10-K. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and that are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) estimates for product warranties, 3) rescheduling of current customer orders, 4) changes in law and regulation (including Federal Communications Commission (FCC) licensing actions), 5) absorption and impact of acquisitions and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risks Relating to Our Business” within Item 1.

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

General

Itron is a leading technology and knowledge provider for creating, collecting, analyzing and applying critical data about electric, gas and water usage to energy and water industries worldwide. We provide our customers with industry-leading solutions for electricity metering, meter data collection, energy and water information management, demand side management and response, load forecasting, analysis and consulting services, distribution system design and optimization, web-based workforce automation, commercial and industrial (C&I) customer care and residential energy and water management.

We have provided handheld computer meter data collection systems used by meter readers since Itron’s founding in 1977 and automatic meter reading (AMR) since 1986. On July 1, 2004, we completed the acquisition of Schlumberger’s electricity metering business (SEM), founded in 1899, which included electricity meter manufacturing and sales operations in the United States (U.S.) and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. As a result of this acquisition, we are now the largest supplier of electricity meters in the U.S. This Annual Report on Form 10-K for the year ended December 31, 2004, includes the operating activity of the SEM acquisition from July 1, 2004 through December 31, 2004.

Our vision is to provide energy and water utilities and end-users with the knowledge they require to optimize the delivery and use of energy and water. Our products and services help reduce costs, increase efficiency and reliability, reduce risk, enhance regulatory and safety compliance, optimize asset utilization and improve customer service. Our solutions are comprised of hardware, software and services that integrate the creation, measurement, collection, management, application and forecasting of data, providing a platform for utilities to share and apply critical knowledge throughout the utility and with other market participants, including end-users. Our three operating segments are Hardware Solutions—Electricity Metering, Hardware Solutions—Meter Data Collection and Software Solutions.

Market Overview

Utility Industry Structure and Challenges

The largest electric and gas utilities in the U.S. and Canada are investor-owned highly regulated companies. The water industry, and some portions of the electric and gas industries, consist of smaller utilities, many of which are government run or closely-held. Outside of the U.S. and Canada, utilities are a mixture of government run and investor-owned companies, and in some cases are much larger in size than utilities in the U.S. and Canada.

Despite differences in size and markets, utilities around the world face similar issues. In many places, there are insufficient supplies of electricity and electricity delivery infrastructure that is expensive to maintain, which has resulted in the inability to reliably deliver electricity during critical peak usage periods. In the water industry, increasing demand and static or decreasing supplies have resulted in water utilities imposing restrictions on the use of water in many areas. Increases in wholesale natural gas prices over the past few years have resulted in higher costs for electricity generation and higher retail prices for electricity and natural gas. Utilities face increased scrutiny from regulators and customers to improve service, improve efficiency and increase system reliability. In some markets, utilities are being asked to provide better information so that customers can manage their own energy and water usage. At the same time utilities are expected to keep rates low, utility investors and governments want improved financial performance and reasonable returns on their investments. In response to many of these challenges, utilities have invested in hardware and software technologies that provide increased analytics, intelligence and information in order to improve operational and financial performance, and to provide their customers with additional information to manage exposure to market forces. However, investments in these technologies can be affected by many factors that influence utility capital spending. For example, in late 2003, and the first nine months of 2004, several large investor-owned utilities delayed investments in AMR and software due to several instances of extreme weather, a major blackout in the northeastern U.S. and other factors that affected their financial performance.

Segment Opportunities

Electricity Metering.    Most installed residential electricity meters are electromechanical, using a mechanical register to measure aggregate electricity consumption over a specified time interval. One of the most recent and significant developments in residential electricity metering has been the introduction of electronic-based, or solid-state, metering technology rather than the gear-based technology of traditional electromechanical meters. Solid-state technology provides increased capabilities, reliability and accuracy and facilitates the integration of embedded AMR functionality in electricity meters. While solid-state meters are relatively new to residential metering, solid-state meters have displaced electromechanical meters for most C&I and Generation, Transmission and Distribution (GT&D) meter sales.

Electricity metering industry growth is driven by new construction and replacement of old meters. Metering products are critical components of an electric utility’s distribution infrastructure and as such, meter purchases for new construction and normal meter replacements are typically not affected by factors that influence overall utility capital spending. The U.S. electricity metering market has historically shown consistent growth over a long period of time, approximately 2% to 3% annually. In more recent years, increased deployments of AMR have caused the industry growth rate to be even higher as utilities implementing AMR tend to replace some portion of their electricity meters before they reach the end of their estimated useful lives.

Meter Data Collection.    Almost all utilities in the U.S. and Canada, and utilities in many other countries, use handheld meter reading systems for a substantial portion of their meter data collection functions. This market primarily consists of upgrade and replacement sales.

In the U.S. and Canada, we estimate there are approximately 300 million meters, of which approximately 25% are read with AMR systems. We estimate that outside of the U.S and Canada, there are approximately 900 million to 1.2 billion meters with less than 3.0% AMR penetration. AMR industry growth is primarily driven by the need for cost savings, increased accuracy, improved service, theft detection, more frequent meter data collection as well as other factors, and utilities and regulators generally acknowledge the benefits of AMR. Recent industry surveys indicate over 95% of utilities in the U.S. and Canada intend to implement AMR and that many of those utilities intend to automate every meter in their territory. However, AMR industry growth has historically not been stable due to the project-based nature of orders from most large investor-owned utilities, and because purchases may be deferred as a result of many factors that can affect utility capital spending. The annual growth rate for AMR in North America averaged 18% from 2000 through 2004. However, during that time, the peak annual growth rate was 31% in 2001 and in 2004, there was a year-over-year decline in AMR purchases of approximately 3.0% as several large orders were completed without new similar size orders to replace them.

Software Solutions.    The market and growth rates for our software licenses and related implementation and consulting services are difficult to estimate and predict. Growth in residential meter data collection software is primarily affected by handheld upgrade and replacement cycles and by new purchases of AMR systems. C&I meter data collection software system growth is primarily influenced by upgrades in North America and by new sales in foreign markets. The need for more frequent meter reads will also lead to growth in data collection and meter data management software. While we believe there is an increasing need for many of our software applications in both domestic and foreign markets, purchases of these products may be deferred and are affected by a utility’s overall capital spending budget.

Products and Solutions

Hardware Solutions—Electricity Metering

Residential Meters.    Residential meters account for approximately 90% of the meters in a typical utility’s electricity network. Due to the limited voltage requirements of households, residential electricity meters are simpler in design and are typically less expensive than other types of meters. Our residential meters are based on a flexible product platform allowing the product to be adapted to customers’ different communications and register preferences. Our CENTRON solid-state electricity meter incorporates a two-piece design that combines a base metrology with a variety of electronic registers that enable different measurement, storage, communications and AMR functions.

Commercial and Industrial Meters.    C&I meters account for approximately 10% of the meters in a typical utility’s electricity network. Due to the various voltage requirements and consumption behavior of C&I customers, these meters are more sophisticated in design and provide additional measurement capabilities beyond residential meters such as demand, time-of-use, load profile, reactive measurement and monitoring power and voltage quality. Virtually all C&I meters sold today employ solid-state technology. Our solid-state SENTINEL meter is our primary meter for C&I use.

Generation, Transmission and Distribution Meters.    The market for GT&D meters accounts for a relatively small number of units shipped in a given year. These meters are the most sophisticated of all power meters, and are typically used by utilities and large industrial customers for applications such as the monitoring of power quality and interruption, system optimization and bulk power measurements. Our Q1000 meter is used for large

C&I and utility power exchange points. The Q1000 is designed for high accuracy revenue billing, advanced communication, simultaneous communication via multiple ports, power quality monitoring, information collection and retrieval and system measurement applications. The Q1000 supports real-time pricing or day-before hourly pricing as its capabilities enable two-way data transport via radio frequency and high-speed telephone communications.

International Meters.    We also offer a separate line of residential, C&I and GT&D meters for use outside the U.S. and Canada. The primary differences between meters used in the U.S. and Canada and foreign markets are the physical configuration and certification requirements of the meters.

Hardware Solutions—Meter Data Collection

AMR Meter Modules.    Our encoder, receiver, transmitter, or ERT meter modules, are radio-based modules that can be retrofitted to existing electricity, gas or water meters or installed in or on new meters. The ERTs encode consumption, tamper and other information from the meters and communicate the data via radio to Itron’s handheld, mobile and network radio-based data collection technology. Electric ERTs are typically installed under the glass of electromechanical electricity meters and are powered by the electricity running through the meter. Gas and water ERTs are attached to the meters and are powered by long-life batteries. In addition to selling ERT modules, we embed our ERT technology into our solid-state electricity meters and we license our technology to third parties, including meter manufacturers who either manufacture their own AMR modules or embed our AMR technology into their meters. We also offer a separate line of meter modules for use outside the U.S. and Canada. The primary differences between the AMR meter modules used in the U.S. and Canada and in foreign markets are the radio frequency bands in which they operate and the physical configuration and certification requirements of the modules.

Handheld Meter Reading and Handheld AMR.    We provide several models of handheld computers that are used by meter readers to walk a route, visually read the meters and input the data. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communication options, interface devices for electronic meters and easy-to-use customizable keyboards. Most handheld units we sell today are radio-equipped (handheld AMR). With handheld AMR, a meter reader walks a route and a radio-equipped handheld computer sends a radio wake-up signal to nearby meters that are ERT equipped and in return, receives consumption, tamper and other information back from the ERTs. While read rates vary depending on a variety of factors, a meter reader walking a route reading meters with a handheld computer can, on average, read between 300 and 500 meters per day without AMR, or two to three times that with handheld AMR. Handheld AMR excels at reading accounts where the meters are expensive or hazardous to read. These meters are often situated in a basement, a backyard with a hostile dog or locked gate, or other situations where access to a meter is difficult.

Mobile AMR.    Mobile AMR uses a radio transceiver in a vehicle that broadcasts a radio wake-up signal to all ERT-equipped meters within range and receives meter reading, tamper and other information back from the ERTs. Mobile AMR is designed for reading saturated deployments of ERT modules. With mobile AMR, a meter reader can read tens of thousands of meters in a day, dramatically improving efficiency relative to handheld meter reading and handheld AMR.

Fixed Network AMR.    Fixed Network AMR uses locally installed repeaters and concentrator devices to communicate with ERTs. Concentrators then use the utility’s choice of public communication platforms like GPRS (general packet radio service) networks, Ethernet, PSTN (public switched telephone networks) and others to transfer data between the concentrators and a host processor at a utility. Fixed Network AMR is designed for highly-automated, frequent data collection and is scalable to be cost effectively installed in both large, high density deployments, as well as smaller, spot deployments. Fixed Network AMR supports a utility’s ability to perform a number of advanced applications such as interval meter data collection, time-of-use billing, load profiling, leak and tamper detection, off-cycle reads, outage detection and restoration notification, among others.

C&I Network.    Our C&I Network uses advanced, peer-to-peer radio communications to transport meter data from solid-state C&I electricity meters equipped with our External Meter Modems, or EMMs. Data travels from EMMs, through a system of radio relays, to a hub, which then routes the data using a single dedicated phone line to an Itron MV-90 host processor. Our C&I Network eliminates the need for dedicated phone lines and associated ongoing phone charges for each meter, which makes it a cost-effective solution for areas with groups of C&I meters, such as commercial and industrial parks, strip malls, downtown areas or large commercial and industrial facilities with multiple metering points.

SmartSynchTM Meter Systems.    In addition to our own C&I network, during 2002 we agreed to be a distributor of SmartSynch’s SmartMeter SystemTM. The SmartMeter System is installed within a regular solid-state C&I electricity meter, which results in low-cost, and efficient field installations. The SmartMeter System collects power quality and usage data, then compresses and encrypts the data for transmission through wireless public communications networks. With its drop-in capability and use of public wireless communications networks, the SmartMeter System is designed for selective deployments of C&I meters in areas with public wireless network coverage.

Software Solutions.

We provide software for commercial, industrial and residential meter data collection, workforce management, energy and water meter data management and other knowledge applications. In addition to software, we offer professional services for the implementation, system testing and integration of software as well as training, maintenance and software hosting.

Data Collection and Workforce Management.    We provide a variety of software applications for managing the collection and transmission of meter data using handheld, mobile, remote C&I meter interrogation and network meter data collection systems. These data collection systems provide meter data information for billing systems, data warehouses, Internet data presentment and Itron knowledge applications. Our workforce management software enables utilities to streamline and automate many of the processes associated with field service activities, including endpoint installations, turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. Our software automates the real-time dispatching of work and electronically captures work order completion information in the field.

Meter Data Management.    We provide solutions for residential and C&I meter data management. Our meter data management software solutions provide functionality to support the process of meter data collection using open and flexible interfaces, data validation and data editing, complex calculations and aggregation, time-of-use pricing, load research, interactive graphics, billing and financial settlements, load forecasting and deregulated marketplace transactions. These databases are used for other complex data applications.

Knowledge Applications.    We provide utilities with software applications, data warehouses and analytic and visualization tools that leverage the meter data collected and stored by Itron and third party collection and meter data management systems. This broad category of applications includes operational software systems such as C&I billing and C&I load management solutions; web based usage, cost presentment and analytic tools delivered to utilities’ end-users; and analytic solutions such as forecasting and distribution asset optimization. Our forecasting services and software products are used by utilities, market operators, government agencies and others for predicting load growth, revenue, new facilities requirements, customer reaction to proposed programs and rates, day-ahead energy needs and longer-term energy needs. We offer residential energy management and load control solutions that leverage wireless or Internet communications to enable utilities to gain load relief when needed most and to offer customers incentives for participation. We also provide software solutions and consulting services for optimizing the design and construction of new distribution infrastructure as well as the rebuilding of existing distribution infrastructure. Finally, we offer software solutions directly to large energy end-users for gathering and managing meter data, energy bills, budget and weather data along with automated tools to streamline and manage energy costs at the corporate level.

Sales and Distribution

Itron has two sales forces in North America: one for Hardware Solutions and one for Software Solutions. We also have a foreign sales force. All three sales forces use a combination of direct and indirect sales channels. Direct sales, technical and administrative support teams serve the needs of the largest electric, gas and water utilities in the U.S. and Canada. For other utilities, and in certain foreign markets, we conduct sales and technical support activities primarily through distributors, representative agencies and some meter manufacturer representatives. In addition, Itron markets solutions through a number of alliances and other partnering arrangements. We also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers. In these arrangements, manufacturers incorporate our meter modules into new meters and then offer them for sale. We have approximately 150 employees in direct sales and technical support and more than 60 indirect channel partners utilizing their respective sales forces. We also license our AMR technology to third parties, including meter manufacturers who either manufacture their own AMR modules, embed our AMR technology into their meters or purchase ERT meter modules from us.

Customers and Markets

Worldwide, we have approximately 2,800 utility customers, of which approximately 1,800 are in the U.S. and Canada. We market our electricity metering products to approximately 3,100 utilities in the U.S. and Canada as well as to utilities in Mexico, the Caribbean region and Taiwan. We market our AMR technology to utilities in the U.S. and Canada as well as to utilities in Mexico, the Caribbean region and Australia. We market our manual handheld meter reading systems as well as software systems to utilities in the U.S., Canada and numerous countries around the world. We estimate that the market in the U.S. and Canada for our AMR, handheld and software products includes over 3,400 electric and gas utilities and over 50,000 water utilities.

Almost all utilities in the U.S., Canada and in numerous countries around the world use manual control handheld meter reading systems for a substantial portion of their meter data collection functions. In the U.S. and Canada, this market primarily consists of upgrade and replacement sales. Approximately 75% of the largest utilities (those with over 100,000 meters installed) in the U.S. and Canada use Itron’s handheld meter reading systems.

In the U.S. and Canada, we estimate that there are approximately 300 million meters. We estimate that there are another 900 million to 1.2 billion meters outside the U.S. and Canada. As of December 31, 2004, we estimate that approximately 25% of the meters in the U.S. and Canada were read with AMR technology, of which over half were read with Itron’s AMR technology. Outside of the U.S. and Canada, we estimate that approximately 20 million meters have been automated as of December 31, 2004.

Marketing

Our marketing efforts focus on company and product brand awareness and recognition principally through an integrated marketing communications approach, which includes industry trade shows, symposiums, brochures and collateral, published papers, our website, print advertising, direct mail, electronic communications, newsletters, conferences, industry standards, committee representation and regulatory support. We maintain communications with our customers through integrated marketing communication campaigns, and our annual user’s conference offers an important opportunity for us and our customers to come together and share ideas about our products, industry happenings and customer needs.

Competition

We provide a broad spectrum of products and services to customers in the utility industry and compete with a large number of diverse companies in the delivery of these products and services. In many of our markets, there are participants that may be both competitors and partners. We may continue to partner with some of these companies as well as with consulting and system integration companies such as Capgemini, International Business Machines Corporation and Accenture to address energy market needs.

Our primary competitors in the North American electricity metering industry are Elster Metering, Landis+Gyr AG and General Electric Company. These competitors offer a broad range of electricity meters for both residential and C&I use, as well as AMR technology. We believe that competition with these companies is based on total cost of ownership and product innovation, including improvements to the core electricity meters and development of related technologies such as AMR.

Within the last few years, Elster Metering, Landis+Gyr AG and General Electric Company have begun offering solid-state residential electricity meters. Sensus Metering Systems, Inc., a newer entrant to the North American electricity meter market, also sells residential solid-state meters. Sensus Metering Systems, Inc. and General Electric Company currently embed our AMR technology in their residential solid-state meters under license.

In the AMR market, we compete with a variety of radio-based and power-line-carrier based providers. Our competitors in this market primarily include Actaris Metering Systems, AMCO Water Metering Systems Inc., Badger Meter Inc., Cellnet Technology, Inc., Datamatic, Ltd., Echelon Corporation, ESCO Technologies Inc. (DCSI), Elster Metering, Hexagram, Inc., Hunt Technologies, Inc., Landis + Gyr AG, Roper Industries, Inc. (Neptune Technology Group Holdings, Inc.), Sensus Metering Systems, Inc. and others.

We face competition in energy management and asset optimization from a number of companies including Energy Interactive, Inc. (now owned by Power Measurement Ltd), Comverge Inc., ICF Consulting Group (now owned by Nexus Energy Software), LODESTAR Corporation, LogicaCMG, SAP America, Inc. and Siemens Corporation. In the future, in the end-user energy management market, we believe we will face competition from billing and in-home-controls companies and may, in some cases, enter into cooperative relationships to jointly develop and offer solutions to this market. In our distribution design and optimization business, we compete with Cook-Hurlbert Inc., GE Network Products and others. In the utility field workforce automation market, we compete with companies such as Axiom Technologies (now owned by SPL WorldGroup, Inc.), Neptune Technology Group Holdings, Inc., LogicaCMG, M3i, Mobile Data Solutions Inc. (MDSI), Utility Partners, Inc. and Wishbone (now owned by Indus International, Inc.).

Product Development

We are committed to developing new products and continued enhancement of existing products that target specific market identified values. Our current product development focus is on improvements to existing technology as well as developing next-generation technology for data collection, communications technologies, data warehousing and software applications. In addition, we are developing technology for foreign markets for both meters and meter data collection. Itron spent approximately $44 million, $42 million and $36 million on product development in 2004, 2003 and 2002, respectively.

Manufacturing

We manufacture meter modules and other communications technology products, as well as certain peripheral equipment, in our manufacturing facility in Waseca, Minnesota. We currently have the capacity to produce over six million electricity, gas and water meter modules annually; however, capacity for individual products varies throughout the year depending on production mix. We outsource the manufacturing of certain handheld systems and peripheral equipment, as well as low volume AMR products, to contract manufacturers.

We manufacture electricity meters in our facility in Oconee, South Carolina. In addition, we have a retrofit center capable of retrofitting most utility-owned meter types available with add-on AMR technology. Our Oconee facility currently has the capacity to produce more than six million units annually. We are in the process of consolidating manufacturing from a facility in Trois-Rivieres, Canada to Oconee, which is largely complete. We also have a facility in Taipei, Taiwan that assembles and tests electromechanical single-phase meters shipped from the Oconee facility to meet the specifications of the Taiwan Power Company.

Our Waseca and Oconee facilities are certified to the ISO 9001-2000 standard. We actively pursue continuous improvement using lean manufacturing initiatives such as 5S, visual factory management and continuous improvement teams.

Backlog of Orders

Hardware Solutions—Meter Data Collection and Software Solutions project sales involve annual or multi-year contracts and are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing customers and initial orders with new customers. Hardware Solutions—Electricity Metering typically has long-term non-binding commitments with customers that are fulfilled as purchase orders are released against those commitments. Purchase orders are subject to changes in volumes or time periods.

For Meter Data Collection and Software Solutions, bookings for a reported period represent contracts and purchase orders signed during a specified period, except for those related to annual maintenance. Annual maintenance contracts are not included in bookings or backlog. Bookings for Electricity Metering represent purchase orders received during the period.

Total backlog represents undelivered contractual and purchase orders, excluding annual maintenance services. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Backlog is not a complete measure of our future business as an increasing portion of our business is book-and-ship, and as bookings and backlog can fluctuate significantly due to the timing of large project awards.

Information on bookings and backlog is summarized by year as follows:

Year Ended	Bookings			Total Backlog	12-Month Backlog
	Meter Data Collection	Electricity Metering (1)	Total Bookings
	(in millions)
December 31, 2004	$251	$107	$358	$179	$97
December 31, 2003	213	—	213	145	62
December 31, 2002	231	—	231	197	100

(1)	Bookings for Electricity Metering can also include some component of AMR.

Note that beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Intellectual Property

We own or license over 85 U.S., Canadian and foreign patents and have on file 49 U.S and 49 international patent applications. These patents cover a range of technologies related to electricity meter reading, portable handheld computer and AMR related technologies. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the U.S. and many foreign countries. Itron’s registered trademarks include, but are not limited to ITRON®, MV-90®, “KNOWLEDGE TO SHAPE YOUR FUTURE®”, ERT®, CENTRON®, EEM SUITE® and SENTINEL® and our unregistered trademarks include, but are not limited to LD-PRO™, SERVICE-LINK™, ENDPOINT-LINK™ and METRIXND™.

Disputes over the ownership, registration and enforcement of intellectual property rights arise in the ordinary course of our business. Aside from various actions to protect our trademarks from infringement by third parties, we are not currently a party to any material intellectual property litigation. We license some of our technology to other companies, some of whom are our competitors.

Regulation and Allocation of Radio Frequencies

Certain of our products made for the U.S. market use radio frequencies, which are regulated by the FCC pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be periodically renewed. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permit certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Most of our ERT modules and AMR equipped residential solid-state meters are Part 15 devices that transmit information back to either handheld, mobile or fixed network AMR reading devices in the 910-920 MHz band pursuant to these rules.

On May 24, 2002, the FCC adopted service rules governing the use of the 1427-1432 MHz band. We use this band in connection with various devices in our network solutions. Itron was originally granted a nationwide license during 1994 to operate in the band. Among other things, the new rules reserve the upper 2.5 MHz of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with the use of the lower part of the band by hospitals. Although the FCC will issue licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply, we believe that we will continue to have access to sufficient spectrum in the 1429.5-1432 MHz band under favorable conditions.

In foreign jurisdictions where we conduct business, certain of our products also require the use of radio frequencies which are regulated by the foreign equivalent of the FCC. In those jurisdictions radio station licenses are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our ERT modules and AMR equipped residential solid-state meters are devices that transmit information back to either handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. In either case, although the availability of unlicensed bands or radio station licenses for a particular frequency band in a foreign jurisdiction may be limited, we believe that we will continue to have access to sufficient spectrum under favorable conditions.

Environmental Regulations

In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials that are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by an unaffiliated waste hauler and is processed by an unaffiliated contractor or vendor. Itron has made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in compliance with federal, state and local laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of, or exposure to, toxic or other hazardous substances. Our Waseca facility has been certified to the ISO 14001 Environmental Standard. Two Environmental Protection Agency reports issued in 1992 and 1997 identified several solid waste management units and areas of concern at our Oconee, South Carolina manufacturing facility. In addition, trichloroethylene, or TCE, soil and groundwater contamination exists at the Oconee facility from a TCE storage tank that was removed in 1994. Schlumberger (and various related parties), from whom we purchased our electricity metering operations entered into a consent agreement with the South Carolina Department of Health and Environmental Control regarding certain related environmental remedial activities. Under the terms of the electricity metering acquisition, Schlumberger is retaining all liability for these matters, has commenced remediation and will perform any additional required remediation.

Employees

At December 31, 2004, Itron employed approximately 2,100 full-time regular and contract manufacturing persons, of which 46% were in manufacturing, 22% in product development, 12% in sales and marketing, 9% in service and support and the balance of 11% in general and administrative support functions. Of these employees, approximately 93% were located in the U.S. None of our U.S. employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Risks Relating to Our Business

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, utility specific financial situations and general economic downturns. We have experienced and may in the future experience variability in operating results, on both an annual and a quarterly basis as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable.

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

Our quarterly results may fluctuate substantially.

In-process research and development (IPR&D) and intangible asset amortization expenses related to acquisitions contributed to our net loss in 2004. While Itron was profitable in fiscal years 2003 and 2002, we have experienced operating losses in some quarters during those periods and in prior periods. We may be unable to maintain consistent profitability on a quarterly or annual basis. We have experienced variability of quarterly results and believe our quarterly results will continue to fluctuate as a result of many factors, including costs related to acquisitions, including IPR&D and intangible amortization expenses, legal activity, unexpected warranty liabilities, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the utility industry.

A significant portion of our revenues are generated from a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The top ten customers in each year accounted for 30%, 35% and 40% of revenues for the years ended 2004, 2003 and 2002, respectively. No customer represented more than 10% of total company revenues in 2004 or 2003. However, several affiliated companies that are part of National Grid USA represented approximately 12% of revenues for the year ended December 31, 2002. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. For example, in 2003, we had a large electric utility reschedule approximately $8 million of shipments booked for 2003 to 2004 due to the utility’s need to divert capital spending in order to rebuild critical infrastructure as a result of damage caused by extreme, unexpected weather conditions or possible acts of terrorism. In addition, if a large customer contract is not replaced upon its expiration with a new large contract, our business could be negatively affected.

Our acquisitions of and investments in third parties carry risks.

We have acquired five companies since December 31, 2001 and have recorded acquisition investments of approximately $253 million in 2004, $71 million in 2003 and $43 million in 2002. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies, or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of an investment or goodwill and intangible assets may result if these risks materialize. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective or generate significant revenues, profits or cash flows. In addition, acquisitions and investments in third parties may involve the assumption of obligations or significant one-time write-offs. For example, in the fourth quarter of 2004, we incurred $6.4 million of IPR&D expense associated with our electricity metering acquisition and in the fourth quarter of 2003, we incurred pre-tax charges totaling $2.4 million for the write-off of a minority interest investment in one company and the impairment of our minority interest investment in another company due to changes in the business conditions of those companies. In order to finance any future acquisitions, we may need to raise additional funds through public or private financings.

We depend on our ability to develop new products.

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

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In connection with our electricity metering acquisition and as an accommodation to concerns raised by the Federal Trade Commission (FTC) regarding competition, we completed an agreement with Hunt Technologies, Inc. another AMR vendor, to license some of our electric meter module technology and certain other technology. Also to accommodate the FTC, we assigned to Neptune Technology Group Holdings, Inc. certain provisions of a 1995 license to make devices capable of receiving and reading transmissions from R-300 and electric ERTs. The licenses are fully paid and expire when the last of the licensed patents expire in 2006. We cannot be certain that these agreements will not materially affect our future sales growth at some point. Other companies may also produce products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are affected by availability and regulation of radio spectrum.

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

We are also subject to regulatory requirements in foreign markets that vary by country. In those jurisdictions radio station licenses are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our ERT modules and AMR equipped residential solid-state meters are devices that transmit information back to either handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. To the extent we wish to introduce products designed for use in the U.S. or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

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

If our products infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties my assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the U.S.

We may face warranty exposure that exceeds our recorded liability.

We provide product warranties for varying lengths of time. In anticipation of warranty expenses, we establish allowances for the estimated liability associated with product warranties and product-failure related costs. However, these warranty and related product-failure allowances may be inadequate due to changes in various estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. For example, in 2004 and 2003, we incurred approximately $2.6 million and $12.3 million, respectively, of warranty expense that had not previously been accrued for, for a specific product failure that resulted from a defective component provided by a supplier.

Our key manufacturing facilities are concentrated.

A substantial portion of our revenues are derived from the sale of electricity meters, which we manufacture in our facility in Oconee, South Carolina, and from the sale of AMR meter modules, which we manufacture in our facility in Waseca, Minnesota. In the event of a significant interruption in production at either of our manufacturing facilities, considerable time and effort could be required to establish alternative production lines, which would have a material adverse effect on our business, financial condition and results of operation. We are developing disaster recovery plans that would enable us to move production from one of our facilities to the other in the event of a disaster.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these personnel and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We depend on certain key vendors.

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

We are subject to international business uncertainties.

We conduct operations outside the U.S. International sales and operations may be subject to risks such as the imposition of government controls, political instability, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing foreign operations, potential insolvency of international dealers, burdens of complying with different permitting standards and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar impact our ability to compete with international competitors. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technology to the same extent as do the laws of the U.S. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

We are subject to regulatory compliance.

We are subject to various governmental regulations including those related to occupational safety and health, labor and wage practices and regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

We may incur liability arising from the use of hazardous materials.

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

With respect to our Oconee, South Carolina facility, certain environmental remedial activities are required pursuant to a consent agreement between Schlumberger (and various related parties), from whom we purchased our electricity metering operations in July 2004, and the South Carolina Department of Health and Environmental Control. The consent agreement requires Schlumberger to investigate and remediate groundwater contamination and all releases of any hazardous waste or hazardous constituents that present an actual or potential threat to human health and the environment. Under the terms of our electricity metering acquisition, Schlumberger agreed to complete all remedial obligations associated with the consent agreement, and agreed to indemnify us for all costs incurred as a result of any releases and generation or transportation of hazardous materials prior to the acquisition. Although we expect Schlumberger to comply with the terms of the consent agreement and the acquisition, there is a risk that such remediation will interfere with our future use of the Oconee property, or if Schlumberger did not comply, the remediation responsibility would transfer to us.

Our senior credit facility and the indenture related to our Senior Subordinated Notes limit our ability and the ability of most of our subsidiaries to take certain actions.

Our senior credit facility and our senior subordinated notes will, among other things, limit our ability and the ability of most of our subsidiaries to, among other things:

•	incur more debt;
•	pay dividends and make distributions;
•	make certain investments;
•	redeem or repurchase capital stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale lease-back transactions;
•	merge or consolidate; and
•	transfer or sell assets.

Our senior credit facility also contains other customary covenants, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our senior credit facility will depend on satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

Our failure to comply with obligations under the indenture or the senior credit facility may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of indebtedness. We cannot be certain that we be able to remedy any such defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to borrow sufficient funds to replace the indebtedness so accelerated on terms favorable to us or at all.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior credit facility and indenture relating to our Senior Subordinated Notes.

We have a substantial amount of indebtedness. At December 31, 2004, we had total indebtedness of $278.2 million. Our substantial indebtedness could have important consequences, such as:

•	Make it more difficult for us to satisfy our obligations with respect to our senior credit facility and indenture;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared with our competitors that have less debt; and

•	Limit our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Although we have integrated most of SEM’s operations, we have not yet fully integrated accounting, financial reporting systems and certain other systems.

Prior to our acquisition, SEM had been operated independently of Itron, and we cannot provide assurance that we will be able to integrate the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis. Our inability to integrate SEM successfully could have a material adverse effect on our business, financial condition and results of operations.

MANAGEMENT

Executive Officers of the Registrant

Set forth below are the names, ages and titles of the executive officers of Itron as of February 28, 2005.

Name	Age	Position
LeRoy D. Nosbaum	58	Chief Executive Officer and Chairman of the Board
Robert D. Neilson	48	President and Chief Operating Officer and Director
Russell N. Fairbanks, Jr.	61	Sr. Vice President and General Counsel
Steven M. Helmbrecht	42	Sr. Vice President and Chief Financial Officer
Philip C. Mezey	45	Sr. Vice President and General Manager, Software Solutions
Malcolm Unsworth	55	Sr. Vice President and General Manager, Hardware Solutions
Jared P. Serff	37	Vice President, Competitive Resources

LeRoy Nosbaum is Chairman of the Board and Chief Executive Officer. Since joining Itron in 1996, Mr. Nosbaum has held positions as Chief Operating Officer and Vice President with responsibilities over manufacturing, product development, operations and marketing. Before joining Itron, Mr. Nosbaum was with Metricom Inc., a supplier of wireless data communications networking technology. Prior to joining Metricom, Mr. Nosbaum was with Schlumberger from 1969 to 1989 in various roles, including General Manager of Schlumberger’s Integrated Metering Systems Division.

Rob Neilson is a Director of Itron as well as President and Chief Operating Officer. Mr. Neilson joined Itron in 1983 and has held several positions including Vice President, Strategy and Business Development, as well as Vice President, Marketing.

Russ Fairbanks is Sr. Vice President and General Counsel and joined Itron in 2000. From 1997 to 1999, Mr. Fairbanks served as Vice President and General Counsel for ASM America, Inc., a manufacturer of chemical vapor deposition equipment used to make integrated circuits.

Steve Helmbrecht was named Sr. Vice President and Chief Financial Officer in January 2005. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International Market. From 2000 to 2002, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation (LineSoft). Prior to joining LineSoft, Mr. Helmbrecht spent seven years with SS&C Technologies, Inc., a software company focused on portfolio management and accounting systems for institutional investors.

Philip Mezey is Sr. Vice President and General Manager, Software Solutions. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group upon Itron’s acquisition of Silicon Energy Corp. (Silicon). Mr. Mezey joined Silicon in 2000 as Vice President, Software Development. Prior to joining Silicon, Mr. Mezey was a founding member of Indus, a leading provider of integrated asset and customer management software and was with Indus for 12 years with various responsibilities for product development and services for utility solutions.

Malcolm Unsworth is Sr. Vice President and General Manager, Hardware Solutions. Mr. Unsworth joined Itron in July 2004 as part of the electricity metering acquisition from Schlumberger. Mr. Unsworth spent 25 years with Schlumberger, including 11 associated with the electricity meter business where he served as President of Schlumberger’s electricity metering business. Mr. Unsworth also acted as Vice President and General Manager of Schlumberger’s North America Operations in charge of water, electricity and gas products.

Jared P. Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004, as part of the electricity metering acquisition from Schlumberger. Mr. Serff spent six years with Schlumberger, including four associated with the Schlumberger electricity metering business.

ITEM 2:    PROPERTIES

In Spokane, Washington, we have approximately 141,000 square feet of owned space for our headquarters and various product development and service operations. We sublease approximately 30,000 square feet of that facility to a subcontract manufacturer, in which we have a minority ownership interest, and who manufactures most of our low volume hardware products. In Waseca, Minnesota, we lease approximately 120,000 square feet. We own a building comprised of approximately 38,000 square feet of manufacturing and engineering space on the leased land in Waseca, Minnesota, which is included in the leased square footage in the table below. In Oconee, South Carolina, our primary manufacturing facility for electricity meters, we own approximately 326,000 square feet of space. In Trois-Rivieres, Canada, we own approximately 86,000 square feet of space used for manufacturing. We intend to sell the Trois-Rivieres facility when the relocation of the manufacturing operations is complete. For software operations, primarily product development and related services, we lease approximately 52,000 square feet in Raleigh, North Carolina, approximately 28,000 square feet in Alameda, California and approximately 14,000 square feet in San Diego, California. In addition, we have approximately 143,000 square feet of leased space in various cities in North America for sales and service. Our international sales, service and operations lease offices in Australia, Mexico, Taiwan and several European countries.

United States and Canada	Square footage	Description
Own	553,000	Headquarters, manufacturing, engineering, marketing, sales, service and operations
Lease	357,000	Manufacturing, engineering, sales, service and operations
Sublease	(45,000)	Various locations

International
Lease	71,000	Sales, service and operations
Sublease	(2,200)	Australia

The above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. At December 31, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000; however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second half of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2004.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2004 and 2003 as reported by the NASDAQ National Market.

	2004		2003
	High	Low	High	Low
First Quarter	$23.15	$17.00	$20.74	$13.00
Second Quarter	$24.65	$17.75	$22.25	$16.25
Third Quarter	$23.02	$15.93	$24.16	$18.07
Fourth Quarter	$24.45	$16.86	$21.88	$17.72

Holders

At February 28, 2005 there were 442 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends. As a part of our senior secured credit facility dated December 17, 2003 and our Senior Subordinated Notes dated May 10, 2004, we are prohibited from the declaring or paying of a cash dividend as long as either of these credit facilities are in place. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Equity Security Sales

None.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data
Revenues
Sales	$346,543	$273,783	$241,158	$183,425	$141,899
Service	52,651	43,182	43,684	42,130	38,042

Total revenues	399,194	316,965	284,842	225,555	179,941
Cost of revenues	228,525	173,411	152,573	127,696	109,092
Gross profit	170,669	143,554	132,269	97,859	70,849
Operating expenses
Sales and marketing	45,279	40,985	33,763	27,603	21,992
Product development	44,379	41,508	36,417	30,000	21,331
General and administrative	35,490	26,141	23,856	14,129	16,299
Amortization of intangibles	27,901	9,618	2,356	1,486	1,762
Restructurings	7,258	2,208	3,135	(1,219)	(185)
In-process research and development	6,400	900	7,200	—	—
Litigation accrual	—	500	7,400	—	—

Total operating expenses	166,707	121,860	114,127	71,999	61,199

Operating income	3,962	21,694	18,142	25,860	9,650
Other income (expense)
Equity in affiliates	—	79	126	(616)	1,069
Interest income	166	159	1,187	1,410	1,110
Interest expense	(13,145)	(2,638)	(2,061)	(5,112)	(5,313)
Other income (expense), net	(389)	(1,395)	1,465	(176)	2,022

Total other income (expense)	(13,368)	(3,795)	717	(4,494)	(1,112)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,406)	17,899	18,859	21,366	8,538
Income tax benefit (provision)	4,149	(7,421)	(10,176)	(7,916)	(3,270)

Net income (loss) before cumulative effect of change in accounting principle	(5,257)	10,478	8,683	13,450	5,268
Cumulative effect of change in accounting principle, net of income taxes of $1,581	—	—	—	—	(2,562)

Net income (loss)	$(5,257)	$10,478	$8,683	$13,450	$2,706

Earnings per share
Basic
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.51	$0.45	$0.86	$0.35
Cumulative effect of change in accounting principle	—	—	—	—	(0.17)

Basic net income (loss) per share	$(0.25)	$0.51	$0.45	$0.86	$0.18

Diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.48	$0.41	$0.75	$0.34
Cumulative effect of change in accounting principle	—	—	—	—	(0.17)

Diluted net income (loss) per share	$(0.25)	$0.48	$0.41	$0.75	$0.18

Weighted average number of shares outstanding
Basic	20,922	20,413	19,262	15,639	15,180
Diluted	20,922	21,740	21,380	18,834	15,385
Balance Sheet Data
Working capital (deficit)	$58,123	$(1,846)	$51,036	$66,646	$45,340
Total assets	557,151	303,489	247,246	202,691	177,231
Total debt	278,235	52,269	5,453	64,484	65,446
Shareholders’ equity	184,430	177,244	161,601	76,052	52,092

(1)	On July 1, 2004, we completed the acquisition of Schlumberger’s electricity metering business (SEM). Refer to Footnote 5: Business Combinations for a discussion of the effects of the acquisition. The consolidated statement of operations for the year ended December 31, 2004 includes the operating activity of the SEM acquisition from July 1, 2004 through December 31, 2004.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes thereto.

Results of Operations

We currently derive the majority of our revenues from sales of products and services to utilities. Sales revenues may include hardware, software licenses, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes for systems we own as well as those owned by our customers. Hardware cost of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services are based on actual time and materials incurred and an allocation of miscellaneous service related costs.

Executive Highlights

On July 1, 2004, we completed the acquisition of SEM, which is now our Hardware Solutions—Electricity Metering segment. As a result of the acquisition, we are now the largest supplier of electricity meters in the U.S. The purchase price was approximately $248 million, which we financed with the issuance of debt. For the six month period ended December 31, 2004, the acquisition resulted in a significant increase in our revenues and changed many other aspects of our results of operations, financial condition and cash flows, which are described in detail in each applicable area within the discussion that follows.

Total revenues in 2004 were $399.2 million compared with $317.0 million in 2003. Hardware Solutions—Electricity Metering contributed $112.6 million of the $399.2 million in total revenues in 2004. Since the acquisition of our Electricity Metering business, a higher portion of our electric AMR shipments have been in the form of solid-state electricity meters with AMR embedded (which are included in Electricity Metering revenues) as opposed to separate modules for installation on new or existing mechanical electric meters (which are included in Meter Data Collection revenues). Prior to the acquisition of our Electricity Metering business, revenues from shipments of new meters with AMR embedded were in the form of royalties only. This represents a fundamental change in the way we distribute our products and is an important transition to understand when comparing segment performance from period to period.

Our Meter Data Collection and Software Solutions businesses are primarily project based sales, and as a result, our historical financial results have varied from period to period, primarily as a result of the timing of large orders. We believe this variability will be partially offset by our new Electricity Metering business, which predominately consists of shorter-term purchase orders against long-term arrangements.

Total new order bookings in 2004 were $358 million. Of that, $107 million was from Electricity Metering (and includes electricity meters sold with AMR). By comparison, new order bookings were $213 million in 2003. Our book to bill ratio for 2004 was approximately 1 to 1, compared with approximately 0.8 to 1 in 2003, indicating increasing demand compared to shipments. Total Company backlog was $179 million at December 31, 2004, compared with $145 million at December 31, 2003, with the increase attributable to Electricity Metering.

During 2004, we implemented a new organizational structure, reconfigured around two primary operations groups, Hardware Solutions and Software Solutions. In addition, throughout 2004, we made other adjustments, including staffing reductions to provide for increased alignment between our current operating performance and our long-term business strategy.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues and gross margin for each of the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	% Change	2002	% Change
	(in millions)
Revenues
Sales	$346.5	$273.8	27%	$241.1	14%
Service	52.7	43.2	22%	43.7	(1)%

Total revenues	$399.2	$317.0	26%	$284.8	11%

	Year Ended December 31,
	2004	2003	2002
Gross Margin
Sales	43%	45%	47%
Service	42%	48%	42%
Total gross margin	43%	45%	46%

    Revenues

We had a $72.7 million increase in sales revenues for 2004. The increase resulted from $105.2 million in Electricity Metering sales revenue offset by decreases in Meter Data Collection and Software Solutions sales revenues of $28.8 million and $3.6 million, respectively. Service revenues also increased in 2004, compared with 2003, due to the addition of $7.4 million in Electricity Metering services revenues, as well as an increase in Software Solutions maintenance fees and services.

Approximately half of the 11% growth in revenues from 2002 to 2003 was driven by two acquisitions in the fourth quarter of 2002 and one acquisition in the first quarter of 2003. The remaining revenue growth in 2003 over 2002 was driven by higher AMR hardware revenues and royalty income, offset by lower revenues from installations related to meter reading systems.

No customer represented more than 10% of total revenues in 2004 or 2003. One group of affiliated customers, National Grid USA, accounted for approximately 12% of total revenues in 2002. The top ten customers for 2004 accounted for approximately 30% of revenues compared with approximately 35% and 40% of revenues in 2003 and 2002, respectively.

    Gross Margins

As a percentage of revenue, sales gross margin for 2004 decreased two percentage points, compared with 2003, primarily due to lower margins in our Meter Data Collection business and the addition of our Electricity Metering business on July 1, 2004, which had slightly lower gross margin than the rest of our business. Service gross margins decreased in 2004, as a result of the addition of our Electricity Metering business, offset by increased service margins in Meter Data Collections.

Sales gross margin for 2003 decreased two percentage points, compared with 2002, primarily due to an increase in warranty expense in 2003 for a specific hardware product failure. Service gross margin increased six percentage points in 2003, compared with 2002, primarily due to a one-time increase in costs associated with a long-term service contract in 2002.

For a more detailed discussion, see the Segment Revenues, Gross Margin and Operating Income (Loss) section.

Segment Revenues, Gross Margin and Operating Income (Loss)

In 2004, we implemented an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. The segment information in this Annual Report on Form 10-K is based on our current segment reporting structure and historical segment information has been restated.

Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the new Hardware Solutions—Electricity Metering operating group, which is individually maintained and reviewed. Approximately 50% of depreciation expense is allocated to the operating groups. We classify sales in the U.S. and Canada as domestic revenues. International revenues were $25.9 million, $14.4 million and $13.6 million for the years ended December 31, 2004, 2003 and 2002.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions—Meter Data Collection:

Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions—Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, C&I solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Year Ended December 31,
	2004	2003	% Change	2002	% Change
	(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$238.6	$267.0	(11)%	$246.9	8%
Electricity Metering	112.6	—	100%	—	—

Total Hardware Solutions	351.2	267.0	32%	246.9	8%
Software Solutions	48.0	50.0	(4)%	37.9	32%

Total Company	$399.2	$317.0	26%	$284.8	11%

	Year Ended December 31,
	2004	2003	2002
Segment Gross Margin
Hardware Solutions
Meter Data Collection	45%	48%	49%
Electricity Metering	40%	—	—
Total Hardware Solutions	44%	48%	49%
Software Solutions	37%	30%	32%
Total Company	43%	45%	46%

	Year Ended December 31,
	2004	2003	% Change	2002	% Change
	(in millions)
Segment Operating Income (Loss)
Hardware Solutions
Meter Data Collection	$88.0	$105.6	(17)%	$98.3	7%
Electricity Metering	30.0	—	100%	—	—
Other unallocated costs	(0.9)	(0.3)	(200)%	(0.2)	(50)%

Total Hardware Solutions	117.1	105.3	11%	98.1	7%
Software Solutions	(14.2)	(21.0)	32%	(19.7)	(7)%
Corporate unallocated	(98.9)	(62.6)	(58)%	(60.3)	(4)%

Total Company	$4.0	$21.7	(82)%	$18.1	20%

Hardware Solutions—Meter Data Collection:    Meter Data Collection revenues decreased $28.4 million, or 11%, for 2004, compared with 2003, primarily as a result of lower standalone AMR module shipments for electric and gas meters and fewer handheld meter reading system upgrades. We shipped approximately 3.9 million standalone electric, gas and water AMR modules in 2004, compared with 4.3 million shipped in 2003. However, in the six month period ended December 31, 2004, we also shipped just under 700,000 electricity meters with our AMR technology embedded (that are reflected in Electricity Metering revenues). Prior to our acquisition of SEM on July 1, 2004, revenues from these shipments were in the form of royalties only and were reflected in Meter Data Collection revenues. Also contributing to lower Meter Data Collection revenues in 2004 was slow order activity in late 2003 and the first nine months of 2004 from large investor-owned utilities resulting from financial constraints at utilities and a general reluctance on their part to spend capital. Despite the lower revenues in 2004, market interest and request for proposal (RFP) activity remained strong and in the last quarter of 2004, we had our highest quarter of new order bookings in this segment since the third quarter of 2002.

Meter Data Collection revenues in 2003 increased $20.1 million, or 8%, compared with 2002, primarily as a result of increased AMR system sales. However, AMR revenues grew more slowly in 2003 compared with the previous two years as several large AMR orders were completed and not replaced by new bookings of similar size orders. In particular, in 2003 several large investor-owned electric utilities and electric and gas combination utilities delayed orders due to several instances of extreme weather, a major blackout in the Northeastern U.S. and other utility specific delays in capital spending. We shipped approximately 4.3 million standalone AMR modules in 2003 compared with approximately 3.7 million in 2002. Sales of handheld computer systems were slightly higher in 2003, while maintenance services were lower due to initial warranty periods for new handheld system sales.

There were no customers that represented more than 10% of Meter Data Collection revenues in 2004 and 2003. One group of affiliated customers, National Grid USA, represented approximately 13% of Meter Data Collection revenues and approximately 12% of total Company revenues in 2002.

Meter Data Collection gross margins declined three percentage points in 2004 compared with 2003 due to fewer handheld unit sales and lower margins on those sales, a shift in the mix of hardware products, including the mix of AMR modules, lower average selling prices on electric AMR modules and the decrease in royalty revenues. Also contributing to lower margins in 2004 were increased sales through indirect channels. Revenues through indirect sales channels, which include sales through meter manufacturers, business associates and other alliance partners, were 32% of total Meter Data Collection revenues in 2004, compared with 27% in 2003. Offsetting these gross margin decreases were better margins on installation contracts and reduced warranty expense in 2004. In 2004, approximately $2.6 million was expensed for a specific electric AMR module replacement compared with $12.3 million for this situation in 2003.

Meter Data Collection gross margins in 2003 were comparable with 2002. Favorable changes in the mix of AMR modules, a higher amount of handheld unit sales and an increase in royalty revenues of approximately $4.8 million, primarily from SEM, contributed to higher gross margin in 2003. Offsetting these gross margin increases was warranty expense related to specific electric AMR module replacements. In addition, higher than normal installation costs on an AMR contract with one customer affected 2003 gross margin. In the fourth quarter of 2003, we had $2.2 million in costs for this contract that were in excess of revenues, approximately $1.0 million of which was a forward loss accrual for completion of the project in 2004. Also affecting 2003 gross margin was a decrease in the average selling prices of electric meter modules for certain large orders.

Meter Data Collection operating expenses decreased $2.5 million in 2004, compared with 2003, primarily due to spending reductions in marketing and product development, offset slightly by increases in sales expense. Operating expenses increased $940,000 in 2003, compared with 2002, primarily due to product development increases. However, as a percentage of revenue, operating expenses remained constant at 9% for 2004, 2003 and 2002.

Hardware Solutions—Electricity Metering:    We acquired our Electricity Metering business as of July 1, 2004. Sales of meters and related services resulted in $105.5 million of revenues for the six months ended December 31, 2004. We shipped approximately 1.9 million meters in the six months ended December 31, 2004, of which approximately 35% were enabled with our AMR technology and another 20% were enabled with other AMR vendors’ technology. In addition to meter sales, we had $7.1 million of revenues during the six months ended December 31, 2004 from manufacturing support services to a former affiliate of Schlumberger, which services we phased out by December 31, 2004. The former affiliate of Schlumberger represented $13.4 million, or 12%, of segment revenues for the six months ended December 31, 2004, of which $7.1 million are the services we phased out by December 31, 2004.

Electricity Metering gross margin for the six months ended December 31, 2004 was 40%. Margins on meter sales and related services were approximately 43% during the six months ended December 31, 2004, while margins on the former affiliate manufacturing support services were approximately 7%. Electricity Metering gross margins would have been approximately two percentage points higher in 2004, however, purchase accounting rules under accounting principles generally accepted in the United States of America (GAAP) required that we value the finished goods inventory at the date of acquisition at the expected sales price less cost to complete and a reasonable profit allowance for the selling effort.

Operating expenses for Electricity Metering were $14.5 million for the six months ended December 31, 2004, of which $6.4 million represented IPR&D, which was expensed in accordance with GAAP. We anticipate operating expenses for Electricity Metering will be lower as a percentage of revenue, compared with Meter Data Collection, due to lower product development and marketing expenses as a result of a more narrowly focused product offering.

Hardware Solutions—Other unallocated costs:    General and administrative expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions other unallocated costs.” These operating expenses increased approximately $600,000 for 2004, compared with 2003, primarily due to the increased operating expenses with the addition of Electricity Metering.

Software Solutions:    The decrease of $2.0 million, or 4%, in Software Solutions revenues in 2004, compared with 2003, resulted from lower software license fees for transmission and distribution design tools and reduced handheld software upgrades, offset by increases in commercial and industrial meter data collection software license upgrade sales and maintenance revenues. Revenues in 2003 increased $12.1 million, or 32%, compared with 2002 as a result of one acquisition in the fourth quarter of 2002 and one acquisition in the first quarter of 2003.

There were no customers that represented more than 10% of Software Solutions revenues in 2004 and 2003. One customer in 2002 represented 10% of total Software Solutions revenues.

Gross margins increased in 2004, compared with 2003, primarily as a result of increased productivity levels due to lower software implementation costs as a result of workforce reductions in 2004, along with higher maintenance revenue due to a larger software install base. Gross margins in 2003 were comparable with 2002, due to increases in software maintenance revenue, offset by decreased internal workforce utilization rates. Software licenses were approximately 20% of total software revenue in 2004, compared with 25% and 27% in 2003 and 2002, respectively.

Gross margin dollars for Software Solutions are not yet sufficient to cover current operating expenses, which include a significant investment in product development. However, workforce and facility reductions during 2003 and 2004 have contributed to lower operating losses in 2004. Software Solutions operating expenses decreased $4.0 million in 2004, compared with 2003 and decreased as a percentage of revenue from 72% to 67%. Operating expenses as a percentage of revenue decreased from 84% in 2002 to 72% in 2003.

Corporate unallocated:    Operating expenses not directly associated with an operating group are classified as “Corporate unallocated.” These expenses increased $36.3 million in 2004, compared with 2003, primarily due to an $18.3 million increase in intangible asset amortization expenses, most of which was attributable to the SEM acquisition, a $7.0 million increase in restructuring charges and other increased operating expenses associated with the SEM acquisition, as well as an increase in outside professional services. Expenses increased in 2003, compared with 2002, primarily due to costs associated with the two acquisitions in 2002 and the acquisition in early 2003. Partially offsetting the increases in 2003 was $7.4 million in expense in 2002 for the settlement of a patent infringement litigation.

Operating Expenses

We have made reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to the current organizational structure and current period presentation. The following table details our total operating expenses in dollars and as a percent of revenues.

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$45.3	11%	$41.0	13%	$33.8	12%
Product development	44.3	11%	41.5	13%	36.4	13%
General and administrative	35.5	9%	26.1	8%	23.9	8%
Amortization of intangibles	27.9	7%	9.6	3%	2.3	1%
Restructurings	7.3	2%	2.2	1%	3.1	1%
In-process research and development	6.4	2%	0.9	—	7.2	3%
Litigation accrual	—	—	0.5	—	7.4	3%

Total operating expenses	$166.7	42%	$121.8	38%	$114.1	40%

Operating expenses increased each of the past three years primarily due to one acquisition in 2004, one acquisition in 2003 and three acquisitions in 2002.

Sales and marketing expenses increased $4.3 million, or 10%, in 2004 and $7.2 million, or 21%, in 2003 as a result of additional sales and marketing staff and product marketing activities primarily related to new products and services from acquisitions, partially offset by staffing reductions throughout 2004. As a percentage of revenues, sales and marketing decreased two percentage points in 2004 due to a more narrowly focused product offering for Electricity Metering, compared with Meter Data Collection and Software Solutions. There was no bonus and profit sharing expense in sales and marketing in 2004 or 2003, compared with $1.4 million in 2002.

Product development expenses increased $2.8 million, or 7%, in 2004 and $5.1 million, or 14%, in 2003 due primarily to increased staffing and other development expenses related to acquisitions. The increase in 2004 was partially offset by reductions in materials spending and staff reductions related to the discontinuance of development and sales of transmission and substation design tools. There was no bonus and profit sharing expense in product development in 2004 or 2003, compared with $1.5 million in 2002. As a percentage of revenues, product development decreased two percentage points from 2003 to 2004, due to Electricity Metering’s more narrowly focused product offering.

General and administrative expenses increased $9.4 million, or 36%, in 2004 and $2.2 million, or 9%, in 2003, primarily due to the acquisition of Electricity Metering, as well as increases in professional services for Sarbanes-Oxley compliance, planning for the SEM integration, increased audit and tax fees, the write-off of internal software no longer in use and an increase in headcount for general and administrative functions. Approximately half of the expense increases in 2002 and 2003 resulted from acquisitions with additional increases related to consulting costs for Sarbanes-Oxley compliance and legal costs associated with a patent litigation. We accrued approximately $500,000 in discretionary incentive compensation in 2004, compared with no bonus and profit sharing expense in 2003 and $2.7 million in 2002.

Amortization of intangibles increased as a result of the addition of $167.1 million, $14.3 million and $16.2 million in amortizable intangible assets from acquisitions completed in 2004, 2003 and 2002, respectively. We completed our annual goodwill impairment tests in the fourth quarters of 2004, 2003 and 2002, and concluded in all cases that goodwill was not impaired.

Restructuring expenses were $7.3 million in 2004. We implemented a new internal organizational structure and assessed market conditions for certain parts of our business, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. We believe these restructurings will provide increased alignment between our current operating performance and our long-term business strategy. In total, in 2004, we reduced our staffing by approximately 260 employees.

In 2003, we initiated a restructuring of our Energy Information Systems group located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. In 2002, we expensed $3.1 million for planned costs related to the restructuring of our European operations. The restructuring plan resulted in the closure of the Vienne, France office, a reduction in workforce, the consolidation of product development efforts into existing Company locations and the outsourcing of select production efforts in order to improve the overall profitability of our foreign operations. Continuation of this activity in 2003 resulted in an additional $259,000 of restructuring charges in 2003 from the write-down of fixed assets and lease termination charges.

In-Process Research and Development Expenses

As part of our acquisitions in 2004, 2003 and 2002, we recorded charges for IPR&D as follows:

	Year of Acquisition	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
		(in millions)
Schlumberger’s electricity metering business	2004	$6.4	$1.2	18%	14%
Silicon Energy Corp.	2003	0.9	1.2	29%	19%
LineSoft Corporation	2002	7.2	3.3	25%	20%

Our July 1, 2004 our acquisition of SEM resulted in $6.4 million of IPR&D expense, consisting primarily of next generation polyphase meter technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our polyphase meter. We have estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. We used the income approach, which uses the present value of the projected cash flows that are expected to be generated, to value the IPR&D. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects. We have a high degree of confidence that we will be able to complete the development of these in-process development projects as we believe we have no major technological hurdles and no significant resource constraints. In addition, the development of these projects is not dependent on a single individual. However, if the projects are not completed on a timely basis, we may face increasing competition from competitors that are able to respond more quickly to new or emerging technologies and changes in customer requirements. At December 31, 2004, we believe we are progressing with the development of these projects as estimated, with no significant changes.

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the IPR&D was estimated using the income approach. The discount rate applicable to the cash flows of the products reflects the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of Silicon’s IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially complete in 2003.

Our acquisition of LineSoft in 2002 resulted in a fair value of $7.2 million attributed to IPR&D, determined using the income approach. Each project was analyzed to determine the technological innovations included, the utilization of core technology, the complexity, cost and time to complete development, any alternative future use or current technological feasibility and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft and venture capital rates of return. The discount rate used in the valuation of LineSoft’s IPR&D was 25 percent. The LineSoft purchased in-process technology was completed in the current year.

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Equity in affiliates	$—	$79	$126
Interest income	166	159	1,187
Interest expense	(13,145)	(2,638)	(2,061)
Other income (expense), net	(389)	(1,395)	1,465

Total other income (expense)	$(13,368)	$(3,795)	$717

Included in equity in affiliates is income of $79,000 and $97,000 in 2003 and 2002, respectively, related to our 30% equity interest in Servatron, Inc. (Servatron), a company that performs contract manufacturing and repair services for us. Servatron had minimal net income for 2004.

Interest income in 2004 was primarily the result of interest earned on our $125 million in Senior Subordinated Notes while they were held in escrow from their issuance on May 10, 2004 until their use to purchase SEM on July 1, 2004. We maintained minimal operating cash in 2004 due to optional prepayments on debt, and therefore, minimal interest income from operating cash balances. The majority of interest income in 2003 and 2002 consisted of interest earned from operating cash balances. Our average operating cash balances were $15.9 million and $37.0 in 2003 and 2002, respectively.

The increase in interest expense during 2004, compared with 2003, is primarily due to interest and the amortization of prepaid debt fees related to the debt we issued in May and July to fund the acquisition of SEM. This debt consisted of $125 million in Senior Subordinated Notes that bear interest at 7.75% and our senior secured credit facility term loan of $185 million, which bears interest based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 2.25% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.0% to 1.25%, based on our consolidated leverage ratio (4.79% at December 31, 2004). Cash interest obligations for 2004 were approximately $11.2 million, compared with $1.9 million in 2003. The remaining amount of interest expense in each period is related to amortization of debt fees and discount.

Interest expense in 2003 resulted primarily from interest expense and amortization of prepaid debt fees on the term loan and credit line entered into in March 2003 for the Silicon acquisition. Interest expense in 2002 resulted primarily from subordinated debt, which we converted to equity in April and May 2002. The weighted average of outstanding borrowings was $193.4 million in 2004, compared with $43.8 million in 2003 and $24.5 million in 2002.

Other expense of $389,000 in 2004 consisted primarily of a $775,000 impairment charge in the second quarter of 2004 to the remaining loan balance and accrued interest on the Home EcoSystems, Inc., dba Lanthorn

Technologies, Inc. (Lanthorn) loans, as Lanthorn substantially ceased operations in May 2004, partially offset by foreign currency gains. Other expense of $1.4 million in 2003 was primarily due to a $1.7 million impairment charge related to Lanthorn due to the estimated fair market value of the company as indicated by Lanthorn’s last round of financing, and a $500,000 write-off of our minority ownership interest in another entity. The 2003 expenses were partially offset by foreign currency gains and certain tax credits. Included in 2002 other income was an $841,000 pretax gain from the sale of our Raleigh, NC facility and a $200,000 pretax gain from the early payoff of the mortgage on our Spokane facility.

Income Taxes

Our effective income tax rate can vary from period to period due to fluctuations in operating results, changes in valuation allowances for deferred tax assets (which adjust tax assets to an amount that will likely be realized), new or revised tax legislation and changes in the level of business performed in domestic and international jurisdictions. Our effective income tax rate can differ from the federal statutory rate of 35.0% due to IPR&D charges, state income taxes, extraterritorial income exclusion tax benefits, research credits and changes in valuation allowances. Our annual effective income tax rate was 44.1%, 41.5% and 54.0% for fiscal years 2004, 2003 and 2002, respectively. In 2004, our effective income tax rate was higher than the statutory rate because the net tax benefit recorded in the financial statements was increased by the benefit of approximately $600,000 in research credits. The 2003 and 2002 rates exceeded the statutory rate because the $900,000 and $7.2 million IPR&D expenses in the respective years were not tax deductible.

The tax treatment of IPR&D expenses depends on the type of acquisition. The acquisition of SEM was treated as an asset purchase for tax purposes; accordingly, the IPR&D expense will be deducted for tax purposes over 15 years. The Company acquired the stock of Silicon and LineSoft so the IPR&D expenses were not tax deductible. The IPR&D charges for fiscal year 2004 did not affect the effective rate as they will be deductible for tax in future years.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Operating activities	$53.1	$10.3	$49.2
Investing activities	(267.1)	(85.2)	(23.3)
Financing activities	219.4	48.6	(13.9)

Increase (decrease) in cash and cash equivalents	$5.4	$(26.3)	$12.0

Operating activities:    The largest component of non-cash items in 2004 was depreciation and amortization expenses of approximately $38.8 million. By comparison, depreciation and amortization was approximately $19.0 million and $10.2 million in 2003 and 2002, respectively. Another major component of non-cash items in 2004, 2003 and 2002 was IPR&D charges of $6.4 million, $900,000 and $7.2 million, respectively. Stock option income tax benefits provided non-cash inflows of $2.6 million, $1.2 million and $5.1 million during 2004, 2003 and 2002, respectively. Partially off-setting the non-cash inflows during 2004, was an increase in deferred income tax assets of approximately $6.6 million. By comparison, in 2003 and 2002, there were decreases in deferred income tax assets of approximately $5.3 million and $4.7 million, respectively. The increase in deferred income tax assets during 2004 was due to differences in tax versus book intangible assets amortization rates for the Electricity Metering acquisition and due to the $6.4 million IPR&D charge, which was fully expensed in 2004 for book purposes, compared with a 15 year tax amortization rate. The decrease in 2003 and 2002 was attributable to the utilization of net operating losses. There were no other significant changes for the components of non-cash items between 2004, 2003 and 2002.

Changes in operating assets and liabilities, net of acquisitions, provided $13.5 million in cash during the year ended December 31, 2004. High cash collections on accounts receivable and an increase in unearned revenue were partially offset by cash used to build inventories and cash used to perform warranty related activities. The decrease in accounts receivable resulted from strong cash collections of accounts receivable throughout 2004. Unearned revenue increased during 2004 due to increases in fees for certain software support services. Accounts payable, accrued expenses and short term warranty accruals decreased primarily due to the use of $10.6 million in cash related to warranty activities for a specific electric AMR module product failure that was accrued for at year-end 2003.

Changes in operating assets and liabilities, net of acquisitions, during the year ended December 31, 2003 resulted in a use of cash of $30.1 million. The use of cash resulted primarily from an increase in accounts receivable, a payment to settle patent infringement litigation, payment of bonus and profit sharing and an amendment to a long-term warranty and maintenance agreement. The accounts receivable balance was high at December 31, 2003 due to the timing of shipments late in the fourth quarter of 2003. We made a $7.9 million cash payment to settle a patent infringement litigation in 2003, $7.4 million of which was accrued in 2002. In addition, we made $7.1 million in bonus and profit sharing payments during 2003, with no off-setting accrual in 2003. Last, we made a $4.0 million payment during the year ended December 31, 2003 to Duquesne Light Company in accordance with an amendment to our long-term warranty and maintenance agreement, which was charged against the accrued loss for that contract.

Changes in operating assets and liabilities, net of acquisitions, provided $13.0 million in cash during the year ended December 31, 2002. The increase in 2002 resulted primarily from a $7.4 million patent infringement litigation accrual and bonus and profit sharing accruals in 2002 totaling $7.4 million, net of bonus and profit sharing payments for 2001.

Investing activities:    We used $253.1 million for the SEM acquisition during the year ended December 31, 2004, compared with $71.1 million for the Silicon acquisition in 2003 and $3.7 million in 2003 for SEM pre-acquisition activities. During 2002, we used $42.9 million for three acquisitions. We used $12.8 million in cash for property, plant and equipment purchases during 2004, compared with $9.6 million and $10.5 million in 2003 and 2002, respectively. The increase resulted primarily from the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. We liquidated short-term investments in 2002, primarily to fund acquisitions. Net proceeds from short-term investments were $22.1 million in 2002. During 2002, proceeds of $1.9 million on the sale of property, plant and equipment and the reclassification of $5.1 million from restricted cash for a collateralized letter of credit to cash as a result of a new credit facility also contributed to cash inflows.

Financing activities:    The principal financing activities in 2004 included the issuance of approximately $309.1 million in new debt to finance the SEM acquisition partially offset by payments on the new and previously existing debt of approximately $84.2 million. In 2003, we issued $50.0 million in new debt related to the acquisition of Silicon, had $10.0 million outstanding on our revolving line of credit at December 31, 2003, and made payments on debt of approximately $13.2 million. During 2002, we made $9.0 million in payments on our mortgage note payable, net short-term borrowings and a previous long-term debt assumed when we acquired LineSoft.

In connection with the SEM acquisition on July 1, 2004, we closed a $185 million seven-year senior secured term loan. In addition, we issued Senior Subordinated Notes in May 2004 for which we received $124.1 million in net proceeds. We paid $13.6 million in debt origination fees associated with the senior secured term loan and the Senior Subordinated Notes during the year ended December 31, 2004. During 2004, we made optional repayments of $34.0 million on the term loan, in addition to $925,000 in minimum principal payments. In connection with the Silicon acquisition in March 2003, we received $50.0 million in proceeds from a term loan under a credit facility and paid debt origination fees of $1.9 million. In 2003, repayments of the Silicon term loan were approximately $12.5 million. We paid off the outstanding term loan balance for Silicon on July 1, 2004, which was approximately $29.2 million. In 2002, repayments of our mortgage note payable and a previous long-term debt assumed in the LineSoft acquisition were approximately $6.4 million.

We made net payments of $10.0 million on our revolving line of credit during the year ended December 31, 2004, compared with net borrowings of $10.0 million in 2003 and $2.5 million in net payments in 2002. We received $8.3 million from employee stock purchase plan purchases and stock option exercises during 2004, compared with $3.7 million and $7.7 million in 2003 and 2002, respectively. Cash used during 2002 included $12.6 million to repurchase 807,900 shares of common stock.

The following table reflects the 2004 cash flow activity for our debt:

	December 31, 2003	Borrowings	Payments	Amortization of discount on notes	December 31, 2004
	(in thousands)
Secured credit facility term loan	$37,506	$—	$(37,506)	$—	$—
Secured credit facility revolving credit line	10,000	32,000	(42,000)	—	—
Senior secured credit facility term loan	—	185,000	(34,925)	—	150,075
Senior secured credit facility revolving credit line	—	6,300	(6,300)	—	—
Senior Subordinated Notes	—	124,081	—	55	124,136
Project financing	4,763	—	(739)	—	4,024

	$52,269	$347,381	$(121,470)	$55	$278,235

The table above does not include $1.1 million of debt acquired as part of the SEM acquisition, which was subsequently repaid.

    Disclosures about contractual obligations and commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Senior secured credit facility term loan (1)	$150,075	$34,850	$3,700	$3,700	$107,825
Senior Subordinated Notes (1)	124,136	—	—	—	124,136
Project financing debt (1)	4,024	797	1,787	1,440	—
Operating lease obligations (2)	8,289	3,000	4,273	1,016	—
Guaranteed lease payments for an affiliate (3)	269	186	83	—	—
Purchase and service commitments (4)	81,679	81,638	41	—	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles (5)	12,866	—	6,559	4,234	2,073

Total	$381,338	$120,471	$16,443	$10,390	$234,034

(1)	Borrowings are disclosed within footnote 9 in the “Notes to Consolidated Financial Statements.”
(2)	Operating lease obligations are disclosed in footnote 19 in the “Notes to Consolidated Financial Statements.”

(3)	Guaranteed lease payments for an affiliate are disclosed in footnote 19 in the “Notes to the Consolidated Financial Statements.”
(4)	We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items ordered. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified within less than 1 year as the commitment is the estimated amount we would be required to pay at December 31, 2004 if the commitment was canceled.
(5)	Other long-term liabilities consist of $6.3 million in warranty obligations and $6.5 in other obligations as presented on the Consolidated Balance Sheet.

We had no off-balance sheet financing agreements at December 31, 2004 and 2003, except for operating lease commitments.

    Investments:

We had loaned a total of $2.4 million through 2003 to Lanthorn, which was developing Internet-based energy monitoring and management software and services. In December 2003, we recorded a $1.9 million impairment charge related to the loans. In May 2004, Lanthorn notified us of their intent to cease operations and an additional impairment charge of $775,000 for the remaining loan balance and accrued interest was recorded. At December 31, 2004, there was no remaining loan or accrued interest balances. During 2003, we wrote-off our $500,000 minority interest investment in an early stage company developing home energy gateway communication technology.

    Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At December 31, 2004, we had $11.6 million in cash and cash equivalents. Cash equivalents and short-term investments historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents and short-term investments.

In connection with our acquisition of SEM on July 1, 2004, we replaced our existing credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The annual interest rates under the new facility will vary depending on market rates and our consolidated leverage ratio. Certain existing unamortized debt issue costs and the new debt issuance costs will be amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $13.5 million at December 31, 2004. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with all debt covenants at December 31, 2004.

The $185 million senior secured term loan (term loan) matures in 2011 and requires minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the last four quarters of the term loan (totaling $173.9 million). Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. Interest rates on the term loan are based on LIBOR plus 2.0% to

2.25% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.0% to 1.25%, based on our consolidated leverage ratio. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of approximately $10 million during the third quarter of 2004 and $24 million during the fourth quarter of 2004.

At December 31, 2004, the interest rate applicable to the term loan was 4.79% and the outstanding balance was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt is based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expect to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As of March 11, 2005, we already made optional prepayments of $18 million. These prepayments will also satisfy our mandatory quarterly prepayments for 2005. In the event we are unable to generate sufficient cash flow from operations to make the additional $15.0 million in optional prepayment in the first six months of 2005, we may issue equity, refinance all or a portion of our debt, seek a waiver of covenant compliance or pursue other alternatives.

For the senior secured revolving credit facility (revolver), interest rates are based on the LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0% based on our consolidated leverage ratio. We incur an annual commitment fee on the unused portion of the available revolving credit line, which varies from 0.375% to 0.50%, based on our consolidated leverage ratio. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%, based on our consolidated leverage ratio for outstanding letters of credit. Borrowings of any available portion of the $55 million revolver can be made at any time through June 2009, at which time the loan must be repaid. At December 31, 2004, there were no borrowings outstanding under the revolver and $23.3 million was utilized by outstanding standby letters of credit resulting in $31.7 million available for additional borrowings.

Our senior secured credit facility required us to enter into an interest rate agreement within 90 days after the funding of the loan to substantially fix or limit the interest rate risk on at least 50% of our aggregate principal amount of debt for a period of not less than three years. On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which was recorded in other current assets and will be revalued to fair value each quarter. The $30 million interest rate swap increased the percentage of fixed rate debt to 60% at December 31, 2004, which is above the minimum requirement of 50%. These derivative instruments were initially designated as cash flow hedges with the after-tax effect of the mark-to-market valuation recorded as an adjustment to accumulated other comprehensive income (loss) with the offset included in accrued interest. However, as a result of the optional prepayments of $24 million in the fourth quarter of 2004 and additional anticipated optional prepayments on our term loan, we determined these cash flow hedges to be ineffective, resulting in a recognized net gain of $190,000 to interest expense, with a corresponding increase in other current assets, for the change in fair value of the interest rate swap and cap. The interest rate swap and cap had a fair market value of approximately $224,000 and $69,000, respectively at December 31, 2004. We will continue to keep these interest rate swap and cap agreements in place as their cash flows will continue to serve to hedge a portion of the outstanding variable rate debt even though the swap does not qualify for hedge accounting.

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012, resulting in a balance of $124.1 million at December 31, 2004. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.3 million and $41.7 million at December 31, 2004 and 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.3 million and $15.0 million at December 31, 2004 and 2003, respectively.

We guarantee lease payments for certain equipment leased by Servatron. The maximum future lease obligation of the guarantee at December 31, 2004 was approximately $269,000. The lease and our guarantee terminate in 2006. In the event Servatron is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. At December 31, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

Our net deferred tax assets consist of accumulated net operating losses, tax credits and Internal Revenue Code Section 382 and 383 (Section 382 and Section 383) limited deferred tax assets acquired in connection with the acquisitions of Silicon, LineSoft and Regional Economic Research, Inc. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2005, we expect to pay approximately $1.7 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2006 as net operating loss carryforwards not limited by Section 382 will be fully utilized in 2005 and our remaining tax credits not limited by Section 383 will be fully utilized in 2005 and 2006.

Working capital at December 31, 2004 was $58.1 million compared with a $1.8 million working capital deficit at December 31, 2003. The change in working capital primarily results from the acquisition of SEM and the classification of our 2003 term debt on the balance sheet. At December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements and the large product warranty accruals in late 2003. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003. On July 1, 2004, we replaced our credit facility with a seven-year senior secured term loan and repaid the existing term loan.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risks Relating to Our Business” within Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in our Annual Report on Form 10-K.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. At December 31, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second half of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

During 2004 and 2003, we made warranty accruals for the product replacement of an electric AMR module due to higher than normal estimated failures. The higher estimated failures resulted from a change in an integrated circuit component’s encapsulation material from a supplier to our component supplier for certain lots of a specific electric AMR module that were manufactured with this defective component. The warranty accruals reflected estimates for the material, labor and other costs we expected to incur to replace the majority of affected units. The replacement work began in 2003 and will continue through 2005. The warranty accrual balance was approximately $1.5 million and $9.5 million at December 31, 2004 and 2003, respectively for this particular AMR module. During 2004 and 2003, we added $2.6 million and $12.3 million to the accrual and charged $10.6 million and $2.8 million, respectively, against the warranty accrual for work performed as a result of a specific component failure. While we believe we have adequately accrued for this issue, our actual costs may differ from our estimates.

Critical Accounting Policies

Revenue Recognition:    The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements under the provisions of Emerging Issues Task Force (EITF) 00-21. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance, 4) upon customer acceptance provisions or 5) transfer of title. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

Unearned revenue is recorded for products or services when the criteria for revenue recognition has not been met. The majority of unearned revenue relates to annual billing terms for post-sale maintenance and support agreements.

Allowance for Doubtful Accounts:    The allowance for doubtful accounts is used to provide for potential impairment of receivables on the balance sheet. The balance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate the valuation allowance based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts. A specific receivable is reviewed for impairment when, based on current information and events, we deem it is probable that we will be unable to collect amounts that are contractually due to us.

Inventories:    Inventories include raw materials, sub-assemblies and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. If the market value of the inventory falls below the original cost, the inventory value is reduced to the market value. Items are removed from inventory using the first-in, first-out method.

Debt Issue Costs:    Debt issue costs represent direct costs incurred related to the issuance of long-term debt, which are recorded in other noncurrent assets as of December 31, 2004. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the consolidated statements of operations.

Goodwill and Intangible Assets:    Goodwill and intangible assets are primarily the result of our acquisitions in 2004, 2003 and 2002. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1st, under the guidance of SFAS No. 142. We forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Warranty:    We generally offer a one-year standard warranty on our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, a non-standard warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the standard and non-standard warranty provisions and makes adjustments when necessary. During 2004 and 2003, we added $2.6 million and $12.3 million to the accrual and charged $10.6 million and $2.8 million, respectively, against the warranty accrual for work performed as a result of a specific component failure. The standard and non-standard warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products.

Derivative Instruments and Hedging Activities:    We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in the results of operations. A cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. Derivatives are not used for trading or speculative purposes. Refer to Note 9: Debt for a discussion of our interest rate swap and cap agreements at December 31, 2004.

Health Benefits:    We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). The estimated IBNR claims are based upon a recent average level of paid claims under the plan and an estimated lag factor to provide for those claims that have been incurred but not yet paid. We believe that the assumptions and information used to develop our accruals are reasonable based on historical results. However, significant changes in the various cost factors of our medical and health care costs could have an affect on the determination of the amount of these accruals in future periods. Health insurance expense was approximately $8.4 million, $9.2 million and $5.4 for the years ended December 31, 2004, 2003 and 2002, respectively. The health insurance accrual balance was $1.8 million and $1.5 million at December 31, 2004 and 2003, respectively. If the Company were to change its assumptions used in estimating the liability by 10%, the affect on net earnings would be approximately $200,000 of additional expense.

Contingencies:    We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated.

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004, except for those provisions covered by FASB Staff Position No. 03-1-1, which delayed the effective date. We have no investments at December 31, 2004 to which this guidance would apply.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued, with prospective application only. We are currently evaluating whether the adoption of SFAS No. 151 will have a material affect on our financial position, results of operations and cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We have not yet quantified the effects of the adoption of SFAS 123R, but the adoption of SFAS 123R will decrease gross profit and operating expenses and will affect the tax rate. The pro forma effects on net income (loss) and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards are disclosed in footnote 1 in the “Notes to the Consolidated Financial Statements.” Such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS 123R, however the provisions of the two statements differ.

SFAS 123R will be effective for Itron’s fiscal quarter beginning July 1, 2005, on either a prospective or retrospective basis. On a prospective basis SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost related to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The retrospective basis allows for application to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the retrospective basis is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Subsequent Event

As of March 11, 2005, we have made $18.0 million in optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $132.1 million as of that date.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of January 7, 2005 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at December 31, 2004:

	2005	2006	2007	2008	2009	Beyond 2009
	(in millions)
Interest Rate Swap
Notional principal	$30.0	$30.0	$30.0	$—	$—	$—
Average pay rate	3.26%	3.26%	3.26%	—	—	—
Average receive rate	3.28%	3.98%	4.25%	—	—	—

Interest Rate Cap (1)
Notional principal	$10.0	$10.0	$10.0	$—	$—	$—
Fixed cap rate	4.00%	4.00%	4.00%	—	—	—
Weighted average forward LIBOR rate	3.75%	3.98%	4.25%	—	—	—

Fixed Rate Debt
Project financing debt	$0.8	$0.9	$0.9	$1.0	$0.4	$—
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	—

Senior Subordinated Notes (2)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (3)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (4)	$34.9	$1.9	$1.9	$1.9	$1.9	$107.6
Average interest rate (5)	5.53%	6.23%	6.54%	6.81%	7.11%	7.25%

(1)	The interest rate cap is effective in October 2005 and expires in September 2007.
(2)	The private placement of $125.0 million aggregate principal amount of 7.75% Senior Subordinated Notes was discounted at 99.265 to yield 7.875%, due in 2012.
(3)	There was no balance on the revolving credit line at December 31, 2004.
(4)	Repayment of the term loan is based on minimum contractual terms of the senior secured credit facility and includes an additional $33 million of optional repayments during 2005, which we estimate are necessary to remain in compliance with our debt covenants.
(5)	Term loan debt average interest rates do not include the effects of the interest rate cap. The average interest rates including the effect of the interest rate cap are: 5.53% for 2005, 6.22% for 2006, 6.53% for 2007, 6.81% for 2008, 7.11% for 2009 and 7.25% for the period beyond 2009.

Based on a sensitivity analysis as of December 31, 2004, we estimate that if market interest rates average one percentage point higher than in the table above in 2005, our earnings before income taxes in 2005 would decrease by approximately $1.3 million. The sensitivity analysis does not include the effects of the interest rate swap.

In October 2004, we entered into an interest rate swap agreement. Our senior secured credit facility required that we enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. The $30 million interest rate swap increased the percentage of fixed rate debt to 60% at December 31, 2004, which is above the minimum requirement of 50%. The forecasted interest rates for the term loan debt provided in the tabular format above do not include the benefits of the interest rate swap or cap agreements.

We purchased an interest rate cap with a notional amount of $10 million for a one-time, up-front payment of $103,000. The cap is effective in October 2005. The interest rate cap agreement entitles us to receive payments equal to the notional amount of $10 million, times the excess, if any, of the three month LIBOR over 4%. The cap expires in September 2007.

The interest rate cap agreement effectively caps our interest payments on our senior secured term loan, up to the notional amount of the interest rate cap, at four percent. This mitigates our exposure to increases in interest rates on our senior secured term loan, which is at variable rates. At December 31, 2004, the cap agreement had a fair market value of approximately $69,000.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 6% of our total revenues for the year ended December 31, 2004. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material affect on our financial results.

Our primary exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our international subsidiary operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been, and there may continue to be, large period-to-period fluctuations in the relative portions of international revenues that are denominated in foreign currencies.

Risk-sensitive financial instruments in the form of inter-company trade receivables are mostly denominated in U.S. dollars, while inter-company notes may be denominated in local foreign currencies. As foreign currency exchange rates change, inter-company trade receivables may affect current earnings, while inter-company notes may be re-valued and result in unrealized translation gains or losses that are reported in other comprehensive income (loss).

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At December 31, 2004, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the affect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the year ended December 31, 2004. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the affect of currency fluctuations and may institute hedging alternatives.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The Notes to Consolidated Financial Statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of independent directors. The Committee meets regularly with financial management and Deloitte & Touche LLP, to review internal control, auditing and financial reporting matters.

LeRoy D. Nosbaum	Steven M. Helmbrecht
Chairman and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Spokane, WA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Itron, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management excluded from its assessment the internal control over financial reporting at Schlumberger’s Electricity Metering business, which was acquired on July 1, 2004 and whose financial statements reflect total assets and revenues constituting 48% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Schlumberger’s Electricity Metering business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company, and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenues
Sales	$346,543	$273,783	$241,158
Service	52,651	43,182	43,684

Total revenues	399,194	316,965	284,842
Cost of revenues
Sales	198,131	151,023	127,451
Service	30,394	22,388	25,122

Total cost of revenues	228,525	173,411	152,573

Gross profit	170,669	143,554	132,269
Operating expenses
Sales and marketing	45,279	40,985	33,763
Product development	44,379	41,508	36,417
General and administrative	35,490	26,141	23,856
Amortization of intangibles	27,901	9,618	2,356
Restructurings	7,258	2,208	3,135
In-process research and development	6,400	900	7,200
Litigation accrual	—	500	7,400

Total operating expenses	166,707	121,860	114,127

Operating income	3,962	21,694	18,142
Other income (expense)
Equity in affiliates	—	79	126
Interest income	166	159	1,187
Interest expense	(13,145)	(2,638)	(2,061)
Other income (expense), net	(389)	(1,395)	1,465

Total other income (expense)	(13,368)	(3,795)	717

Income (loss) before income taxes	(9,406)	17,899	18,859
Income tax benefit (provision)	4,149	(7,421)	(10,176)

Net income (loss)	$(5,257)	$10,478	$8,683

Earnings per share
Basic net income (loss) per share	$(0.25)	$0.51	$0.45

Diluted net income (loss) per share	$(0.25)	$0.48	$0.41

Weighted average number of shares outstanding
Basic	20,922	20,413	19,262
Diluted	20,922	21,740	21,380

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2004	2003
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,624	$6,240
Accounts receivable, net	90,097	70,782
Inventories	45,459	16,037
Deferred income taxes, net	22,733	11,673
Other	5,477	4,557

Total current assets	175,390	109,289
Property, plant and equipment, net	59,690	42,818
Intangible assets, net	162,137	22,979
Goodwill	117,471	90,385
Deferred income taxes, net	27,252	31,755
Other	15,211	6,263

Total assets	$557,151	$303,489

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Accounts payable and accrued expenses	$37,439	$26,236
Wages and benefits payable	13,947	10,711
Short-term borrowings	—	10,000
Current portion of debt	35,647	38,245
Current portion of warranty	7,243	13,939
Unearned revenue	22,991	12,004

Total current liabilities	117,267	111,135
Long-term debt	239,361	—
Project financing debt	3,227	4,024
Warranty	6,331	3,536
Other obligations	6,535	7,550

Total liabilities	372,721	126,245
Commitments and contingencies (Notes 9 and 19)
Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 21,330,336 and 20,572,382 shares issued and outstanding	211,920	200,567
Accumulated other comprehensive income (loss)	954	(136)
Accumulated deficit	(28,444)	(23,187)

Total shareholders’ equity	184,430	177,244

Total liabilities and shareholders’ equity	$557,151	$303,489

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	(in thousands)
Balances at January 1, 2002	16,221	$120,316	$(1,916)	$(42,348)	$76,052
Net income				8,683	8,683
Currency translation adjustment, net of income tax benefit of $179			1,674		1,674
Reclassification adjustment for gains realized in net income, net of tax			(38)		(38)

Total comprehensive income					10,319
Stock issues (repurchases):
Options exercised	737	7,362			7,362
Stock option income tax benefits		5,066			5,066
Stock repurchased by Company	(808)	(12,555)			(12,555)
Director compensation	6	144			144
Conversion of subordinated debt	3,169	53,108			53,108
Employee stock purchase plan	19	304			304
Acquisition of LineSoft	849	21,801			21,801

Balances at December 31, 2002	20,193	$195,546	$(280)	$(33,665)	$161,601

Net income				10,478	10,478
Currency translation adjustment, net of income tax benefit of $77			144		144

Total comprehensive income					10,622
Stock issues (repurchases):
Options exercised	280	2,322			2,322
Stock option and employee stock purchase plan income tax benefits		1,156			1,156
Director compensation	9	180			180
Employee stock purchase plan	91	1,384			1,384
Settlement of related party note receivable in partial exchange for common stock	(1)	(21)			(21)

Balances at December 31, 2003	20,572	$200,567	$(136)	$(23,187)	$177,244

Net loss				(5,257)	(5,257)
Currency translation adjustment, net of income tax provision of $693			1,090		1,090

Total comprehensive loss					(4,167)
Stock issues:
Options exercised	632	6,555			6,555
Stock option and employee stock purchase plan income tax benefits		2,594			2,594
Director compensation	10	193			193
Employee stock purchase plan	116	2,011			2,011

Balances at December 31, 2004	21,330	$211,920	$954	$(28,444)	$184,430

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Operating activities
Net income (loss)	$(5,257)	$10,478	$8,683
Non-cash charges (credits) to income:
Depreciation and amortization	38,785	19,040	10,184
Acquired in-process research and development	6,400	900	7,200
Stock option and employee stock purchase plan income tax benefits	2,594	1,156	5,066
Amortization of prepaid debt fees	1,832	701	—
Impairments of investments, intangible assets and other	1,109	2,244	401
Gain on early extinguishment of debt and sale of building	—	—	(1,041)
Deferred income tax provision (benefit)	(6,590)	5,315	4,731
Other, net	659	535	942
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,277	(11,792)	2,615
Inventories	(3,600)	(377)	621
Accounts payable, accrued expenses and current portion of warranty	(5,410)	3,321	4,449
Wages and benefits payable	(1,383)	(10,766)	4,497
Unearned revenue	10,952	(2,482)	(1,428)
Long-term warranty and other obligations	(808)	(7,359)	2,643
Other, net	(1,505)	(658)	(337)

Cash provided by operating activities	53,055	10,256	49,226

Investing activities
Proceeds from sales and maturities of investment securities	—	—	48,979
Purchase of short-term investments	—	—	(26,922)
Reclassification of restricted cash	—	—	5,100
Proceeds from the sale of property, plant and equipment	17	17	1,901
Acquisition of property, plant and equipment	(12,788)	(9,630)	(10,536)
Issuance of note receivable	—	(405)	(2,000)
Acquisitions, net of cash and cash equivalents	(253,050)	(71,054)	(42,917)
Pre-acquisition activities	—	(3,749)	—
Payment of contingent purchase price for RER acquisition	(1,957)	—	—
Other, net	677	(358)	3,043

Cash used by investing activities	(267,101)	(85,179)	(23,352)

Financing activities
New borrowings	309,081	50,000	—
Change in short-term borrowings, net	(10,000)	10,000	(2,527)
Payments on debt	(74,234)	(13,184)	(1,581)
Payments on mortgage note payable	—	—	(4,853)
Issuance of common stock	8,338	3,706	7,666
Repurchase of common stock	—	—	(12,555)
Prepaid debt fees	(13,646)	(1,909)	—
Other, net	(109)	(14)	(42)

Cash provided (used) by financing activities	219,430	48,599	(13,892)

Increase (decrease) in cash and cash equivalents	5,384	(26,324)	11,982
Cash and cash equivalents at beginning of period	6,240	32,564	20,582

Cash and cash equivalents at end of period	$11,624	$6,240	$32,564

Non-cash transactions:
Reclassification of prepaid debt fees	$485	$—	$—
Acquisition of RER, contingent purchase price payable and taxes	113	1,844	—
Common stock received in partial settlement of related party note receivable	—	21	—
Acquisition of LineSoft in partial exchange for common stock	—	—	21,801
Debt to equity conversion	—	—	53,313
Conversion of debt issuance costs	—	—	347
Acquisition of eMobile, non-cash consideration	—	—	2,547

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$530	$950	$379
Interest	23,848	3,722	2,619

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements presented in this Annual Report on Form 10-K are audited and reflect, in the opinion of management, entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, Consolidated Balance Sheets as of December 31, 2004 and 2003 and Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, of Itron and our wholly owned subsidiaries. Also, we consolidate all entities in which we have a greater than 50% ownership interest and over which we have control, of which we have none. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

On July 1, 2004, we completed the acquisition of Schlumberger’s electricity metering business (SEM). The SEM acquisition included Schlumberger’s electricity meter manufacturing and sales operations in the United States (U.S.) and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. Refer to Note 5: Business Combinations for a discussion of the effects of the acquisition. The consolidated statement of operations for the year ended December 31, 2004 includes the operating activity of the SEM acquisition from July 1, 2004 through December 31, 2004.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts and is adjusted for estimated uncollectible amounts. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate totaled $1.9 million and $538,000 at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to five years for equipment, computers and furniture, or over the term of the applicable lease, if shorter. Project management, installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in each of the three years in the period ended December 31, 2004. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Debt Issue Costs

Debt issue costs represent direct costs incurred related to the issuance of long-term debt, which are recorded in other noncurrent assets as of December 31, 2004. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the consolidated statements of operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment each year as of October 1st or more frequently if a significant event occurs under the guidance of SFAS No. 142. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, every derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in the results of operations. A cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. Derivatives are not used for trading or speculative purposes. Refer to Note 9: Debt for a discussion of our interest rate swap and cap agreements.

Warranty

We generally offer a one-year standard warranty on our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, a non-standard warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the standard and non-standard warranty provisions and makes adjustments when necessary. The standard and non-standard warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established product. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year. Warranty expense was approximately $6.7 million, $15.6 million and $5.3 million for the three years ended December 31, 2004, 2003 and 2002, respectively, and has been classified within cost of sales.

A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Beginning balance, January 1	$17,475	$9,439
SEM acquisition opening balance	4,554	—
Product warranties issued	2,855	7,185
Adjustments to pre-existing items	3,883	8,378
Utilization of accrual	(15,193)	(7,527)

Ending balance, December 31	13,574	17,475
Less: current portion of warranty	7,243	13,939

Long-term warranty	$6,331	$3,536

During 2004 and 2003, we recorded warranty accruals for the product replacement of an electric automatic meter reading (AMR) module due to higher than normal estimated failures. The higher estimated failures resulted from a change in an integrated circuit component’s encapsulation material from a supplier to our component supplier

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for certain lots of a specific electric AMR module that were manufactured with this defective component. The warranty accruals reflected estimates for the material, labor and other costs we expected to incur to replace the majority of affected units. The replacement work began in 2003 and will continue through 2005. The warranty accrual balance was approximately $1.5 million and $9.5 million at December 31, 2004 and 2003, respectively for this particular AMR module. During 2004 and 2003, we added $2.6 million and $12.3 million to the accrual and charged $10.6 million and $2.8 million, respectively, against the warranty accrual for work performed as a result of this specific component failure. While we believe we have adequately accrued for this issue, our actual costs may differ from our estimates.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). The estimated IBNR claims are based upon a recent average level of paid claims under the plan and an estimated lag factor to provide for those claims that have been incurred but not yet paid. We believe that the assumptions and information used to develop our accruals are reasonable based on historical results. However, significant changes in the various cost factors of our medical and health care costs could have an affect on the determination of the amount of these accruals in future periods. Health insurance expense was approximately $8.4 million, $9.2 million and $5.4 for the years ended December 31, 2004, 2003 and 2002, respectively. The health insurance accrual balance, which is included in wages and benefits payable, was $1.8 million and $1.5 million at December 31, 2004 and 2003, respectively.

Contingencies

An estimated loss for a contingency is charged to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our financial position, results of operations and cash flows.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. We establish a valuation allowance for the portion of the deferred tax asset when we believe it is probable it will not be utilized.

Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries. The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We do not expect to repatriate foreign earnings under the provision of this Act.

The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. There are several key provisions in the Acts that will affect Itron, such as the extension of the research credit, the phase out of the extraterritorial income tax regime and the phase in of relief for domestic manufacturers. We expect the net result of the Acts to have a net positive, but not material, affect on our financial condition, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange

Our consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included in other comprehensive income (loss) in shareholders’ equity, net of tax, as the transactions are considered to be of a long-term investment nature.

Revenue Recognition

Sales consist of hardware, software license fees, custom software development, field and project management service and engineering, consulting and installation service revenues. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

Revenue arrangements with multiple deliverables, entered into subsequent to June 30, 2003, are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria is considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and maintenance services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, the timing of revenue recognition is dependent upon vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE affects the timing of revenue recognition, which can vary from recognizing revenue at the time of delivery of each element, to the percentage of completion method, or ratably over the performance period. If the implementation services are essential to the software arrangement, revenue is recognized using the percentage of completion methodology. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Product and Software Development Expenses

Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we generally do not capitalize software development. All product and software development costs are expensed when incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.8 million, $1.3 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive options had been exercised and dilutive convertible subordinated notes had been converted. Diluted EPS assumes that common shares were issued upon the exercise of stock options for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). It also assumes that any dilutive convertible subordinated notes outstanding at the beginning of each year were converted, with related interest expense adjusted accordingly (if converted method).

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We elected to continue to apply APB Opinion No. 25 in accounting for our stock-based compensation plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)
As reported	$(5,257)	$10,478	$8,683
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(5,261)	(4,133)	(3,300)

Pro forma net income (loss)	$(10,518)	$6,345	$5,383

Basic earnings per share
As reported	$(0.25)	$0.51	$0.45

Pro forma	$(0.50)	$0.31	$0.28

Diluted earnings per share
As reported	$(0.25)	$0.48	$0.41

Pro forma	$(0.50)	$0.30	$0.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted was $21.02, $18.17 and $17.45 during 2004, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	71.7%	77.3%	86.7%
Risk-free interest rate	4.0%	2.9%	4.2%
Expected life (years)	4.5	4.6	5

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the option is granted and the date the option is fully exercised. Factors to be considered in estimating the expected life are the vesting period of the option and the average period of time similar options have remained outstanding in the past.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Reclassifications

Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation. As a result of a review of certain of our operating expenses, we have made some reclassifications between historical sales and marketing, product development and general and administrative expenses in order to conform to our current period presentation.

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus on Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of this guidance are applicable to reporting periods beginning after June 15, 2004, except for those provisions covered by FASB Staff Position No. 03-1-1, which delayed the effective date. We have no investments at December 31, 2004 to which this guidance would apply.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued, with prospective application only. We are currently evaluating whether the adoption of SFAS No. 151 will have a material affect on our financial position, results of operations and cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We have not yet quantified the effects of the adoption of SFAS 123R, but the adoption of SFAS 123R will decrease gross profit and increase operating expenses and will affect the tax rate. The pro forma effects on net income (loss) and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards are disclosed above. Such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS 123R, however the provisions of the two statements differ.

SFAS 123R will be effective for Itron’s fiscal quarter beginning July 1, 2005, on either a prospective or retrospective basis. On a prospective basis SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost related to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The retrospective basis allows for application to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the retrospective basis is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Note 2:    Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of U.S. government and agency paper, money market funds, repurchase agreements, master notes and certificates of deposits. During the year ended December 31, 2002, we liquidated our short-term investments and realized a gain of $27,000. Cost was determined using the specific identification method in computing the realized gain in 2002. There were no realized gains or losses on short-term investments for the years ended December 31, 2004 and 2003. No significant interest income was earned on short-term investments for the years ended December 31, 2004 and 2003.

Interest income earned on short-term investments was $486,000 for the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss) available to common shareholders	$(5,257)	$10,478	$8,683
Weighted average shares outstanding	20,922	20,413	19,262

Basic net income (loss) per share	$(0.25)	$0.51	$0.45

Diluted earnings per share:
Net income (loss) available to common shareholders	$(5,257)	$10,478	$8,683
Interest on convertible debt, net of income taxes	—	—	171

Adjusted net income (loss) available to common shareholders, assuming conversion	$(5,257)	$10,478	$8,854

Weighted average shares outstanding	20,922	20,413	19,262
Effect of dilutive securities:
Employee stock options	—	1,327	1,690
Convertible debt	—	—	428

Adjusted weighted average shares outstanding	20,922	21,740	21,380

Diluted net income (loss) per share	$(0.25)	$0.48	$0.41

We have granted options to purchase shares of our common stock to directors and employees at fair market value on the date of grant.

The dilutive effect of options is calculated using the treasury stock method. Under this method, earnings per share is computed as if the options were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. At December 31, 2004, 2003 and 2002, we had stock options outstanding of approximately 3.9 million, 3.9 million and 3.5 million at average option exercise prices of $15.24, $13.22 and $11.54, respectively. As a result of our net loss, approximately 2.4 million stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2004. If we had net income for the year ended December 31, 2004, approximately 1.1 million stock options would have been dilutive and approximately 1.3 million stock options would have been excluded from the calculation of diluted earnings per share because they would be anti-dilutive. Approximately 589,000 and 157,000 stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003 and 2002, respectively, because they were anti-dilutive. These options could be dilutive in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portions of the convertible debt shares were excluded from the earnings per share calculation, as they were anti-dilutive.

In November 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. No shares have been repurchased under this repurchase authorization. The repurchase of common stock would require ratification from our Board of Directors.

During the year ended December 31, 2002, we repurchased 807,900 shares at an average price of $15.54, which along with shares purchased in the prior years, completed a repurchase program authorized by our Board of Directors in May 1998.

In December 2002, we amended and restated our Articles of Incorporation to authorize ten million shares of preferred stock with no par value. The amendment brings the total number of authorized common and preferred shares to 85 million. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2004, 2003 and 2002.

Note 4:    Certain Balance Sheet Components

	At December 31,
	2004	2003
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $1,312 and $695)	$83,977	$62,770
Unbilled revenue	6,120	8,012

Total accounts receivable, net	$90,097	$70,782

Inventories
Materials	$20,574	$4,081
Work in process	5,150	777
Finished goods	17,904	11,006

Total manufacturing inventories	43,628	15,864
Service inventories	1,831	173

Total inventories	$45,459	$16,037

Property, plant and equipment, net
Machinery and equipment	$43,551	$30,905
Equipment used in outsourcing	16,094	16,093
Computers and purchased software	36,529	33,268
Buildings, furniture and improvements	28,979	21,349
Land	3,460	1,735

Total cost	128,613	103,350
Accumulated depreciation	(68,923)	(60,532)

Property, plant and equipment, net	$59,690	$42,818

Depreciation expense was $11.2 million, $9.4 million and $7.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Beginning balance, January 1	$695	$1,291
SEM acquisition opening balance	861	—
Additions charged to costs and expenses	193	—
Deductions	(437)	(596)

Ending balance, December 31	$1,312	$695

The provision for doubtful accounts was $193,000 in 2004 and $839,000 in 2002. There was no provision for doubtful accounts in 2003.

Note 5:    Business Combinations

On July 1, 2004, we completed the acquisition of Schlumberger’s electricity meter business, which included the manufacturing and sales operations in the U.S. and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. We also completed the purchase of the remaining 49% of the Taiwan subsidiary, not previously owned by Schlumberger, which is included in the purchase price below. This acquisition added electricity meter manufacturing and sales to our operations, and now represents our Hardware Solutions—Electricity Metering operating segment.

The purchase price was $248.3 million, which includes a post closing working capital adjustment of $109,000 paid to Schlumberger in the third quarter of 2004, less cash acquired of approximately $1.4 million. Itron used proceeds from a new $240 million senior secured credit facility and a private placement of $125 million in Senior Subordinated Notes to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility.

The preliminary purchase price, which includes estimated direct transaction costs and other consideration, is summarized as follows (in thousands):

Purchase price	$248,294
Direct transaction costs	7,830

Total acquisition costs	$256,124

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Goodwill and intangible assets are allocated to our new Hardware Solutions—Electricity Metering segment in accordance with SFAS No. 142.

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities. The fair values of the majority of the assets and liabilities have been finalized. However, we are continuing to assess the allocation of fair value of fixed assets in Canada due to our intended sale of the Quebec facility. We are also completing reviews of accounts receivable, deferred taxes, the useful lives of intangible assets and certain litigation contingencies. We expect to finalize adjustments in the first half of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$56,820
In-process research and development	6,400
Identified intangible assets—amortizable
Core-developed technology	136,900	54 to 168
Contract backlog	1,800	6
Customer relationships/contracts	3,100	18
Trademarks and trade names	25,200	90
Other	53	120
Goodwill	25,851

Net assets acquired	$256,124

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models.

The $6.4 million of IPR&D consists primarily of next generation polyphase meter technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The projects are intended to make key enhancements and improve functionality of our polyphase meter. We have estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. We used the income approach, which uses the present value of the projected cash flows that are expected to be generated, to value the IPR&D. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects.

We will be moving the manufacturing operations acquired with SEM that are located in Quebec, Canada to our South Carolina facility. We intend to sell the Quebec facility once the relocation of the manufacturing operations is complete. The carrying value of the Quebec facility is approximately $3.6 million at December 31, 2004. We have recorded an accrual of approximately $900,000 as an adjustment to goodwill for the expected employee severance costs associated with the relocation. During the third quarter of 2004, severance costs of approximately $400,000 were paid, resulting in a remaining accrual of approximately $500,000. The accrual was recorded using the guidance provided by EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, which requires that acquisition expenses that are not associated with the generation of future revenues and have no future economic benefit be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Silicon Energy Corp.:    On March 4, 2003, we acquired Silicon Energy Corp. (Silicon), a leading provider of enterprise energy management software and services to utilities and large energy users, for consideration equal to $71.2 million in cash, plus other direct transaction costs of approximately $1.3 million, less cash acquired of approximately $1.4 million. Of the consideration, approximately $6.4 million was retained in an indemnification escrow account to cover certain representations and warranties made by Silicon. The escrow account has been used to reimburse us for certain tax liabilities and has a balance of $5.9 million at December 31, 2004. The escrow account terminates in March 2005, at which time the remaining balance will be disbursed in accordance with the escrow agreement. We acquired Silicon utilizing cash on hand and the proceeds from a $50 million term loan.

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the IPR&D was estimated by a valuation using the income approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following condensed financial information reflects the allocation of the purchase price based on the finalized fair values of the assets and liabilities.

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,038
In-process research and development	900
Identified intangible assets—amortizable
Core-developed technology	5,900	28
Contract backlog	2,600	13
Customer relationships/contracts	4,400	35
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,816

Net assets acquired	$71,054

The following pro forma results are based on the individual historical results of Itron, Inc., SEM and Silicon, with adjustments to give effect to the combined operations as if the acquisitions had been consummated on January 1, 2003. The significant adjustments relate to an increase in amortization expense related to the acquired identified intangible assets, adjustments to depreciation expense due to fair value adjustments of the acquired fixed assets, the additional interest expense related to the debt incurred upon acquisition and a change in the income tax provision (benefit). The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transactions in fact occurred at an earlier date or project the results for any future date or period.

	Pro Forma
	Year Ended December 31,
	2004	2003
	(in thousands, except per share data)
Revenues	$551,125	$606,517
Gross profit	228,437	244,629
Operating expenses	191,765	211,199
Other income (expense), net	(21,042)	(20,745)
Net income	$9,244	$10,863

Basic net income per share	$0.44	$0.53

Diluted net income per share	$0.42	$0.50

Weighted average shares assumed outstanding
Basic	20,922	20,413
Diluted	22,058	21,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regional Economic Research, Inc.:    In October 2002, we acquired Regional Economic Research, Inc. (RER), a California based company specializing in energy consulting, analysis and forecasting services and software. The initial purchase price of $14.3 million consisted of $13.9 million paid in cash, plus acquisition expenses of $428,500. We were required to pay additional amounts to certain RER shareholders of up to $4.0 million to the extent that certain defined revenue targets in 2003 and 2004 were exceeded. RER exceeded the defined revenue target established for 2003 and the $1.9 million earnout increased the purchase price and goodwill. The 2004 revenue target was not exceeded and no earnout was recorded.

A valuation was performed to identify and value the acquired intangible assets. The assets primarily consisted of core-developed technology and software license renewal contracts. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. Amortization periods for the core-developed technology and software license renewal contracts are 49 and 45 months, respectively.

eMobile Data Corporation:    In October 2002, we acquired eMobile Data Corporation (eMobile), a British Columbia, Canada based company that provides wireless, web-based workforce management solutions for the utility industry. The purchase price of $9.4 million consisted of $6.4 million of cash, $2.5 million of non-cash consideration and $487,800 of acquisition expenses. A working capital adjustment decreased the purchase price by $28,500.

A valuation was performed to identify and value the acquired intangible assets. The significant assets identified related to core-developed technology. The fair values of the acquired intangible assets were determined utilizing the income approach based on projected revenues. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. The amortization period for the core-developed technology is 30 months.

LineSoft Corporation:    In March 2002, we acquired LineSoft Corporation (LineSoft), a leading provider of engineering design software applications and consulting services for optimizing the construction or rebuilding of utility transmission and distribution infrastructure. The purchase price was $43.5 million, distributed as $20.9 million in cash and 848,870 shares of common stock valued at $25.68 per share, plus acquisition expenses of $1.6 million. A working capital adjustment decreased the purchase price by $784,000. The value of the common shares issued was determined based on the average market price of our common shares over a specified period prior to closing. In addition, we were required to pay additional amounts to certain LineSoft shareholders of up to $13.5 million in the event that certain defined revenue targets in 2003 and/or 2004 were exceeded. The revenue targets in 2003 and 2004 were not exceeded and no earnout was recorded.

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

A valuation was performed to identify and value the acquired intangible assets. The assets primarily consist of core-developed technology and customer contracts. We are amortizing the acquired intangibles over the lives of the estimated discounted cash flows assumed in the valuation models. In addition to the amortizable intangible assets identified, IPR&D was also identified. A fair value of $7.2 million attributed to IPR&D was determined utilizing the income approach Each project was analyzed to determine the technological innovations included, the utilization of core technology, the complexity, cost and time to complete development, any alternative future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use or current technological feasibility and the stage of completion. Future cash flows were estimated taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined based on an assessment of the weighted average cost of capital of LineSoft, a weighted average return on assets, the internal rate of return of the investment in the acquisition of LineSoft and venture capital rates of return. The discount rate used in the valuation of LineSoft’s IPR&D was 25 percent. We expensed the IPR&D in 2002 and are amortizing the core-developed technology and customer contracts over weighted average useful lives of 29 and 30 months, respectively. Although our research and development strategy was slightly modified in 2004, the purchased in-process technology was substantially completed in the current year.

Note 6:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of December 31, 2004 and 2003 were as follows:

	At December 31, 2004			At December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(24,386)	$129,944	$18,330	$(5,554)	$12,776
Patents	7,088	(4,321)	2,767	7,088	(3,952)	3,136
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(2,992)	943	3,935	(2,711)	1,224
Customer contracts	8,750	(3,688)	5,062	5,650	(1,237)	4,413
Trademarks and tradenames	25,710	(2,748)	22,962	510	(285)	225
Other	6,450	(5,991)	459	4,591	(3,386)	1,205

Total identified intangible assets	$211,328	$(49,191)	$162,137	$45,169	$(22,190)	$22,979

Intangible asset amortization expense was approximately $27.6 million in 2004, $9.6 million in 2003 and $2.4 million in 2002. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2005	$38,846
2006	29,251
2007	24,363
2008	20,904
2009	17,323
Beyond 2009	31,450

During the third quarter of 2004, we ceased investing in development and sales related to our transmission and substation design tools due to current market conditions. As a result, we assessed all of the intangible assets associated with our LineSoft acquisition for impairment using estimated future cash flows. As a result of our assessment, an impairment charge of $334,000 was recorded during the third quarter of 2004 to completely write-off the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7:    Goodwill

We completed our annual goodwill impairment test as of October 1st of each year and concluded that no impairment adjustment was required for 2004 and 2003. Goodwill increased in 2004 primarily due to the acquisition of SEM on July 1, 2004. Also in 2004 there were adjustments to goodwill balances associated with the Silicon and RER acquisitions made during 2003 and 2002. Goodwill increased in 2003 primarily due to the acquisition of Silicon on March 4, 2003. Also in 2003 there were adjustments to goodwill balances associated with the LineSoft, RER and eMobile acquisitions made during 2002. Goodwill balances can also increase or decrease, with a corresponding change in other comprehensive income (loss), as a result of changes in currency exchange rates from the beginning of the period. Goodwill was allocated to our defined reporting units in 2003 based on the forecasted revenue attributed to each reporting unit. The change in goodwill for the years ended December 31, 2004 and 2003 is as follows:

	At December 31,
	2004	2003
	(in thousands)
Goodwill balance, January 1	$90,385	$44,187
Goodwill acquired	25,851	43,605
Goodwill adjustments	323	1,268
Effect of change in exchange rate	912	1,325

Goodwill balance, December 31	$117,471	$90,385

As a result of our organizational change that began in January 2004, we reallocated goodwill to our new reporting segments as of July 1, 2004. We have not identified any reporting units below our reporting segments. The following table reflects goodwill allocated to each reporting segment at December 31, 2004:

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)
Goodwill balance at December 31, 2004	$73,337	$26,236	$17,898	$117,471

Note 8:    Investments in and Loans to Affiliates

Investments in Affiliates

We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. This investment is accounted for under the equity method of accounting.

During 2001, we invested $500,000 in an early stage company developing home energy gateway communication technology. The investment was accounted for under the cost method as we did not exercise significant influence over the company. During 2003, the company ceased operations and we wrote-off our 10% ownership interest, resulting in a $500,000 charge to other income (expense).

During December 2002, we liquidated our 50% investment in Ensite. Ensite was created as a partnership with a utility to serve as a marketing vehicle for a defined territory comprised of and surrounding the utility’s service territory. No gain or loss resulted from the liquidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balances reflected in other assets and equity in earnings relating to these investments are as follows:

	At December 31,		Equity in Earnings for the Year Ended December 31,
	2004	2003	2004	2003	2002
	(in thousands)
Servatron	$1,321	$1,321	$—	$79	$97
Ensite	—	—	—	—	29

Loans to Affiliates

We had loaned a total of $2.4 million through 2003 to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which was developing Internet-based energy monitoring and management software and services. In December 2003, we recorded a $1.9 million impairment charge related to the loans. In May 2004, Lanthorn notified us of their intent to cease operations and an additional impairment charge of $775,000 for the remaining loan balance and accrued interest was recorded. At December 31, 2004, there was no remaining loan or accrued interest balances. At December 31, 2003, the loan balances were included within other noncurrent assets.

Note 9:    Debt

The components of our borrowings are as follows:

	December 31,
	2004	2003
	(in thousands)
Senior secured credit facility term loan	$150,075	$—
Senior secured credit facility revolving credit line	—	—
Senior Subordinated Notes	124,136	—
Project financing	4,024	4,763
Secured credit facility term loan	—	37,506
Secured credit facility revolving credit line	—	10,000

	278,235	52,269
Short-term borrowings	—	(10,000)
Current portion of debt	(35,647)	(38,245)

Long-term debt and project financing	$242,588	$4,024

Senior Secured Credit Facility

In connection with our acquisition of SEM on July 1, 2004, we replaced our existing credit facility with $365 million of new debt facilities for a net increase in our debt facilities of approximately $280.8 million. On July 1, 2004, we closed a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility and a $185 million seven-year senior secured term loan. The senior secured credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The annual interest rates under the new facility will vary depending on market rates and our consolidated leverage ratio. Certain existing unamortized debt issue costs and the new debt issuance costs will be amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $13.5 million at December 31, 2004. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with our debt covenants at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $185 million senior secured term loan (term loan) matures in 2011 and requires minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the last four quarters of the term loan (totaling $173.9 million). Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. Interest rates on the term loan are based on London InterBank Offering Rate (LIBOR) plus 2.0% to 2.25% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.0% to 1.25%, based on our consolidated leverage ratio. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of approximately $10.0 million during the third quarter of 2004 and $24.0 million during the fourth quarter of 2004.

At December 31, 2004, the interest rate applicable to the term loan was 4.79% and the outstanding balance was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt is based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expect to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As of March 11, 2005, we already made optional prepayments of $18 million. These prepayments will also satisfy our mandatory quarterly prepayments for 2005. In the event we are unable to generate sufficient cash flow from operations to make the additional $15.0 million in optional prepayment in the first six months of 2005, we may issue equity, refinance all or a portion of our debt, seek a waiver of covenant compliance or pursue other alternatives.

For the senior secured revolving credit facility (revolver), interest rates are based on the LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0% based on our consolidated leverage ratio. We incur an annual commitment fee on the unused portion of the available revolving credit line, which varies from 0.375% to 0.50%, based on our consolidated leverage ratio. We incur annual letter of credit fees based on a) a fronting fee of 0.125% and b) a letter of credit fee that varies from 2.0% to 3.0%, based on our consolidated leverage ratio for outstanding letters of credit. Borrowings of any available portion of the $55 million revolver can be made at any time through June 2009, at which time the loan must be repaid. At December 31, 2004, there were no borrowings outstanding under the revolver and $23.3 million was utilized by outstanding standby letters of credit resulting in $31.7 million available for additional borrowings.

Our senior secured credit facility required us to enter into an interest rate agreement within 90 days after the funding of the loan to substantially fix or limit the interest rate risk on at least 50% of our aggregate principal amount of debt for a period of not less than three years. On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.00% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which was recorded in other current assets and will be revalued to fair value each quarter. The $30 million interest rate swap increased the percentage of fixed rate debt to 60% at December 31, 2004, which is above the minimum requirement of 50%. These derivative instruments were initially designated as cash flow hedges with the after-tax effect of the mark-to-market valuation recorded as an adjustment to accumulated other comprehensive income (loss) with the offset included in accrued interest. However, as a result of the optional prepayments of $24 million in the fourth quarter of 2004 and additional anticipated optional prepayments on our term loan, we determined these cash flow hedges to be ineffective, resulting in a recognized net gain of $190,000 to interest expense, with a corresponding increase in other current assets, for the change in fair value of the interest rate swap and cap. The interest rate swap and cap had a fair market value of approximately $224,000 and $69,000, respectively at December 31, 2004. We will continue to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

keep these interest rate swap and cap agreements in place as their cash flows will continue to serve to hedge a portion of the outstanding variable rate debt even though the swap does not qualify for hedge accounting.

Senior Subordinated Notes

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% Senior Subordinated Notes, discounted to a price of 99.265 to yield 7.875%, due in 2012, resulting in a balance of $124.1 million at December 31, 2004. The discount on the Notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, commencing in November 2004. The Notes are subordinated to our new $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The Notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the Notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the Notes with the proceeds of certain sales of our common stock. In accordance with the terms of the original private placement, we filed a Form S-4 with the Securities and Exchange Commission (SEC) to exchange the original notes for substantially identical notes, except that the new exchange notes will generally be transferable and will not contain certain terms with respect to registration rights and liquidation damages. The 30 day exchange period commenced February 17, 2005.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we entered into a note secured by the assets of the project with interest payments of 7.6%, maturing May 31, 2009. Principal payments due under the note are $797,000 in 2005, $860,000 in 2006, $927,000 in 2007, $1.0 million in 2008 and $440,000 in 2009. The project financing loan had an outstanding balance of $4.0 million at December 31, 2004.

Secured Credit Facility

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

The three-year term loan had an outstanding balance of $37.5 million at December 31, 2003. As of July 1, 2004, the term loan was paid off. The term loan was payable with equal quarterly principal payments. The annual interest rate on the term loan varied according to market rates and our consolidated leverage ratio. The revolving credit line had outstanding borrowings of $10.0 million at December 31, 2003. The credit facility contained financial covenants that required us to maintain certain liquidity and coverage ratios on a quarterly basis. At December 31, 2003, our fixed charge coverage ratio covenant was below the minimum required according to our loan agreement. We received waivers of compliance for the December 31, 2003 covenants from our lenders for December 31, 2003. However, at December 31, 2003, we anticipated that we would not be in compliance with all of our loan agreement covenants through 2004, due substantially to a four quarter rolling calculation of a component of our covenant requirements. Consequently, the $20.8 million long-term portion of our term loan was classified as a current liability at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Note Payable

In January 2002, we paid in full a secured mortgage note payable to a shareholder at a discounted amount of $4.9 million, resulting in a gain of $200,000, which is included in other income (expense) in 2002. The note was incurred in conjunction with the purchase of our headquarters and related manufacturing space in Spokane, Washington.

Convertible Subordinated Debt

We completed a $63.4 million convertible subordinated note offering in March and April of 1997. In 1999, we exchanged $22 million principal amount of original notes for $15.8 million principal amount of exchange notes. The notes were convertible, in whole or in part, at the option of the holder at any time prior to maturity at a price of $23.70 per common share for the original notes and $9.65 per common share for the exchange notes. In 2000, we repurchased $3.8 million of notes. During 2001, $146,000 of notes were converted to common stock by individual holders. During 2002, the remaining $53.3 million of convertible notes, along with accrued interest of $142,000, were converted into common stock by individual holders, less unamortized debt issuance costs of $347,000.

Minimum Payments on Debt

Outstanding borrowings at December 31, 2004 are repayable as follows:

Minimum Payments
(in thousands)
2005 (1)	$35,647
2006	2,710
2007	2,777
2008	2,850
2009	2,290
Thereafter	231,961

$278,235

(1)	The classification between current and long-term debt is based on the minimum principal payments as defined in the borrowing agreement, and includes an additional $33.0 million of optional prepayments during 2005, which we have determined to be necessary to remain compliant with our debt covenants.

Note 10:    Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2004 and 2003, and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash and cash equivalents:    Due to the liquid nature of these instruments, the carrying value approximates fair value.

Short-term borrowings:    The carrying value approximates fair value as the interest rate varies according to market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term loan debt:    The carrying value approximates fair value as the interest rates are periodically adjusted to market rates by our lenders.

Senior Subordinated Notes:    The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

Project financing debt:    The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

Derivative instruments:    The carrying value is stated at fair value, which represents the estimated amounts we would expect to receive or pay to settle the derivative contracts.

	At December 31, 2004		At December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$11,624	$11,624	$6,240	$6,240
Derivative instruments	103	103	—	—
Liabilities
Short-term borrowings	—	—	10,000	10,000
Term loan debt	150,075	150,075	37,500	37,500
Senior Subordinated Notes	124,136	127,161	—	—
Project financing debt	4,024	4,133	4,763	4,860

Note 11:    Restructurings

In 2004, we implemented a new internal organizational structure and assessed market conditions for certain parts of our business, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. In total, in 2004, we had restructuring expenses of $7.3 million and reduced our staffing by approximately 260 employees. Approximately $2.3 million in severance costs remained to be paid to employees providing service past December 31, 2004. Additional severance costs for employees providing service beyond a minimum retention period is expected to be minimal.

In 2003, we restructured operations located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003.

In 2002, we expensed approximately $3.1 million for planned costs related to the restructuring of our European operations. The charge included approximately $866,000 related to lease terminations, $1.3 million related to employee severance liabilities, $347,000 related to inventory and fixed asset write-downs and $641,000 related to the reclassification of cumulative translation adjustments. The restructuring involved a reduction in workforce of approximately 30 employees in Vienne, France. An additional restructuring charge of approximately $259,000 was recorded during 2003 for the write-down of fixed assets and lease termination charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities associated with Company-wide restructuring efforts were approximately $2.5 million and $153,000 at December 31, 2004 and 2003, respectively and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2002	$1,263	$1,177
Addition/adjustments to accruals	1,961	247
Cash payments	(3,196)	(1,299)

Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	7,258	73
Cash payments	(4,969)	(23)

Accrual balance at December 31, 2004	$2,317	$175

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative.

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Funding received	$1,038	$287	$563
Royalties paid	—	355	786

Note 13:    Warranty and Maintenance Agreement

In March 2000, we sold our network-based AMR system in Pittsburgh, Pennsylvania, that we used to provide Duquesne Light Company (Duquesne) with meter information for billing and other purposes, to an affiliate of Duquesne for $33 million. At the same time we entered into a warranty and maintenance agreement with the purchasing Duquesne affiliate, pursuant to which we provide certain maintenance and support services for the system through December 31, 2013. The warranty and maintenance agreement provided for the receipt of approximately $10 million ratably over the term of those services and we expected to incur approximately $24.3 million in expenses. As such, we recorded a forward loss of $14.3 million in the fourth quarter of 1999 related to this agreement. In connection with our performance responsibilities, we provided a $5 million standby letter of credit.

Effective May 1, 2003, we amended the warranty and maintenance agreement. We will continue to provide certain maintenance and support services for the system through December 31, 2013, however, the scope and nature of the services to be provided were reduced. We paid $4.0 million to Duquesne in consideration for the reduced scope of services, which did not affect earnings in 2003 as it was charged to our forward loss accrual. In addition, the $5.0 million standby letter of credit required under the original agreement was reduced to $4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million under the terms of the amended agreement. The amended warranty and maintenance agreement provides for the receipt of approximately $7.3 million over the term of the agreement and we expect to incur $13.2 million in expenses to service the amended contract. In 2003, as a result of the amended agreement, we reduced the associated forward loss accrual by approximately $848,000, which is reflected in service cost of sales. The forward loss accrual balance at December 31, 2004 was $5.4 million.

Note 14:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income (loss) before income taxes
Domestic	$(10,220)	$19,741	$22,195
Foreign	814	(1,842)	(3,336)

Total income (loss) before income taxes	$(9,406)	$17,899	$18,859

Expected federal income tax provision (benefit)	$(3,292)	$6,264	$6,600
Tax credits	(971)	288	17
State income taxes, net of federal effect	(477)	700	1,172
Export sales	82	(272)	—
Meals and entertainment	252	260	164
Change in valuation allowance	(121)	1,300	1,201
Foreign operations	—	(1,322)	(2,301)
Nondeductible charges for purchased research and development	—	350	2,808
Other, net	378	(147)	515

Total provision (benefit) for income taxes	$(4,149)	$7,421	$10,176

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$—	$312	$—
State and local	449	625	108
Foreign	73	143	208

Total current	522	1,080	316

Deferred:
Federal	(3,716)	7,401	10,103
State and local	(785)	(251)	1,064
Foreign	(49)	(2,109)	(2,508)

Total deferred	(4,550)	5,041	8,659

Change in valuation allowance	(121)	1,300	1,201

Total provision (benefit) for income taxes	$(4,149)	$7,421	$10,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets consists of the following:

	At December 31,
	2004	2003
	(in thousands)
Deferred tax assets
Loss carryforwards	$39,024	$38,877
Accrued expenses	9,548	12,020
Tax credits	7,334	6,363
Depreciation and amortization	1,176	—
Inventory valuation	487	331
Other, net	34	467

Total deferred tax assets	57,603	58,058
Deferred tax liabilities
Tax effect of accumulated translation	(814)	—
Depreciation and amortization	—	(7,705)
Other, net	(20)	—

Total deferred tax liabilities	(834)	(7,705)
Valuation allowance	(6,804)	(6,925)

Net deferred tax assets	$49,965	$43,428

The tax treatment of IPR&D expenses depends on the type of acquisition. The acquisition of SEM was treated as an asset purchase for tax purposes; accordingly, the IPR&D expense will be deducted for tax purposes over 15 years. The Company acquired the stock of Silicon and LineSoft so the IPR&D expenses were not tax deductible. The IPR&D charges for fiscal year 2004 did not affect the effective rate as they will be deductible for tax in future years.

At December 31, 2004, we had unused federal research and development tax credits of $6.2 million, which expire during the tax years 2005 – 2023 if not utilized. We have state research and development tax credits of approximately $930,000, available to offset future state tax liabilities indefinitely. We also have $2.1 million of alternative minimum tax credits that are available to offset future federal tax liabilities indefinitely. Federal loss carryforwards of $103.3 million expire during the tax years 2019 – 2023. Valuation allowances of $6.8 million, $6.9 million and $3.8 million in 2004, 2003 and 2002, respectively, were provided primarily for foreign loss carryforwards attributable to various items for which we may not receive future benefits. The tax benefit associated with equity compensation disqualifying dispositions was $2.6 million, $1.2 million and $5.1 million in 2004, 2003 and 2002, respectively. We recorded approximately $157,000 in 2004 and $18.1 million in 2003 of net deferred tax assets as a result of the SEM and Silicon acquisitions, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16:    Long Term Performance Plan

In February 2003, a Long Term Performance Plan (LTPP) for senior management and key executive officers was established with awards contingent on the attainment of multi-year performance goals designed to drive the long-term financial success and growth of the Company. Actual participation is approved by the Compensation Committee of the Board of Directors. The performance goals for the one-year and two-year cycles that began January 1, 2003 were not met and therefore, no payouts were earned for 2003 and 2004.

On February 16, 2005, the LTPP was revised to provide for yearly goals, instead of a three-year cycle. Payouts were also revised from 50% cash and 50% shares of the Company’s Common Stock to 100% shares of the Company’s Common Stock with a three-year cliff vesting period. The value of an award is based on a percentage of the participant’s base salary and is dependent on performance objectives for the period. The number of shares to be issued will be determined by dividing the dollar amount of the award by the fair value of Itron Common Stock on the date the payout is approved by the Compensation Committee. For 2005, performance measures have been established based on achievement of specified levels of free cash flow and earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17:    Employee Benefit Plans

Employee Savings Plan

We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $2.0 million in 2004, $1.8 million in 2003 and $1.4 million in 2002.

Stock Option Plans

At December 31, 2003, we had three stock-based compensation plans in effect, only one of which we are currently granting options under. We apply APB Opinion No. 25 and related interpretations in accounting for our plans. The following table summarizes information about stock options outstanding at December 31, 2004 (including the weighted average remaining contractual life and the weighted average exercise price):

	Outstanding Options			Exercisable Options
	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
Range of Exercise Prices
$ 4.00 – $ 6.75	447	4.46	$5.76	447	$5.76
$ 7.00 – $ 8.53	862	5.76	7.39	664	7.50
$13.60 – $20.00	981	6.66	15.67	585	15.63
$20.03 – $27.52	1,568	8.29	21.55	534	22.54
$30.32 – $32.35	16	7.09	31.70	11	31.87
$58.75	10	1.33	58.75	10	58.75

	3,884	6.85	$15.24	2,251	$13.17

Under our three stock option plans, we have granted options to purchase shares of common stock to employees and non-employee directors at prices no less than the fair market value on the date of grant. Because all stock options were issued at fair value, no compensation cost has been recognized. The options terminate ten years from the date granted and become fully exercisable within three or four years from the date of grant. In addition, the plan provides for the granting of stock to non-employee directors that are fully vested at grant date and granted at fair market value. The price range of options exercised was $4.00 to $21.06 in 2004, $4.00 to $17.75 in 2003 and $4.00 to $24.50 in 2002. At December 31, 2004, there were 4.1 million shares of authorized but unissued shares of common stock under the plans, of which options for the purchase of 217,491 shares were available for future grants. Share amounts and weighted average exercise prices are as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares (in 000’s)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
Outstanding at beginning of year	3,887	$12.52	3,474	$11.54	3,402	$9.66
Granted	875	21.02	844	18.17	849	17.45
Exercised	(632)	10.37	(280)	17.98	(737)	9.92
Cancelled	(246)	16.43	(151)	11.21	(40)	8.38

Outstanding at end of year	3,884	$15.24	3,887	$13.22	3,474	$11.54

Options exercisable at year end	2,251	$13.17	2,114	$12.52	1,457	$11.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Under the Plan we sold 116,042, 91,223 and 19,347 shares to employees in 2004, 2003 and 2002, respectively.

Note 18:    Other Related Party Transactions

As previously indicated, we have a 30% equity interest in Servatron, a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. Purchases of low volume products and repair services from Servatron were $12.7 million in 2004, $13.6 million in 2003 and $13.4 million in 2002, with amounts payable to Servatron of $682,000 and $550,000, at December 31, 2004 and 2003, respectively. We sublease a portion of our Spokane facility to Servatron. The lease agreement commenced in May 2000, was renewed in 2004, and currently runs through 2006. The base monthly lease payments under the lease are approximately $16,000 and are based on current market rates. Servatron pays us for its share of operating costs of the subleased premises. The costs payable by Servatron to us are based on the square footage of the leased premises. Accounts receivable from the affiliate were approximately $45,000 and $54,000 at December 31, 2004 and 2003, respectively.

We lease a facility from former owners of RER, one of whom is an employee of ours. The lease agreement was renewed in March 2004 and will terminate in February 2008. The monthly lease expense is approximately $37,000. We also lease a facility from a current employee, which was renewed in August 2004 and runs through August 2006. The monthly lease expense is approximately $5,000.

During 2003, an officer of one of our customers was a member of our Board of Directors. During the second quarter of 2004, this individual resigned from our Board of Directors. Revenues from this customer were $372,000 in 2003. Accounts receivable from this customer were approximately $26,000 at December 31, 2003. During 2002, three customers were also shareholders of the Company and had officers who served on our Board of Directors. Revenues from these customers were $4.4 million in 2002. Accounts receivable from these customers were approximately $34,000 at December 31, 2003 and 2002. Interest expense related to the mortgage note payable to one of these customers was approximately $49,000 in 2002. In January 2002, we paid $4.9 million, which represents a $200,000 discount, to this shareholder to fully satisfy our mortgage note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19:    Commitments and Contingencies

Commitments

We have noncancelable operating leases for computers, office, production and storage space expiring at various dates through December 2009. Rent expense under our operating leases was $8.1 million in 2004, $8.0 million in 2003 and $5.7 million in 2002. Receipts under our noncancelable subleases were $418,000 in 2004, $368,000 in 2003 and $391,000 in 2002. Future minimum payments and sublease revenues at December 31, 2004, under noncancelable operating leases and subleases with initial or remaining terms in excess of one year are as follows:

	Minimum Payments	Sublease Revenues	Payments, Net
	(in thousands)
2005	$3,000	$404	$2,596
2006	2,374	262	2,112
2007	1,899	—	1,899
2008	664	—	664
2009	352	—	352

Total minimum lease payments	$8,289	$666	$7,623

Our most significant operating leases are associated with our manufacturing facility in Waseca, Minnesota. The leases expire in 2009, contain five-year period renewal terms and have lease payments that increase based on the consumer price index. The lease agreements provide a purchase option based on fair market value.

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the years ended December 31, 2004 and 2003.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.3 million and $41.7 million at December 31, 2004 and 2003, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.3 million and $15.0 million at December 31, 2004 and 2003, respectively.

We guarantee lease payments for certain equipment leased by Servatron. The maximum future lease obligation of the guarantee at December 31, 2004 was approximately $269,000. The lease and our guarantee terminate in 2006. In the event Servatron is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorney’s fees awarded against a customer with respect to such a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. At December 31, 2004, we determined that no such losses were probable. However, we identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second half of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million. The settlement includes payment for all royalties, attorney’s fees and other items, including the assigned ownership of the patent to us. We accrued $7.4 million in 2002 and expensed $500,000 in 2003 related to this matter.

Note 20:    Segment Information

In 2004, we implemented an organizational change that resulted in a change in our segment reporting from five market facing business units (Electric, Natural Gas, Water & Public Power, International and End User Solutions) to two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. The segment information in this Annual Report on Form 10-K is based on our current segment reporting structure and historical segment information has been restated.

Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the new Hardware Solutions—Electricity Metering operating group, which is individually maintained and reviewed. At December 31, 2004, Electricity Metering had total assets of $268.2 million. Approximately 50% of depreciation expense is allocated to the operating groups. We classify sales in the U.S. and Canada as domestic revenues. International revenues were $25.9 million, $14.4 million and $13.6 million for the years ended December 31, 2004, 2003 and 2002.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions—Meter Data Collection:

Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions—Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Information

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$238,560	$266,985	$246,868
Electricity Metering	112,586	—	—

Total Hardware Solutions	351,146	266,985	246,868
Software Solutions	48,048	49,980	37,974

Total Company	$399,194	$316,965	$284,842

Gross margin
Hardware Solutions
Meter Data Collection	$108,348	$128,505	$120,267
Electricity Metering	44,517	—	—

Total Hardware Solutions	152,865	128,505	120,267
Software Solutions	17,804	15,049	12,002

Total Company	$170,669	$143,554	$132,269

Operating income (loss)
Hardware Solutions
Meter Data Collection	$87,963	$105,605	$98,308
Electricity Metering	30,047	—	—
Other unallocated costs	(911)	(280)	(215)

Total Hardware Solutions	117,099	105,325	98,093
Software Solutions	(14,239)	(21,037)	(19,739)
Corporate unallocated	(98,898)	(62,594)	(60,212)

Total Company	3,962	21,694	18,142
Total other income (expense)	(13,368)	(3,795)	717

Income (loss) before income taxes	$(9,406)	$17,899	$18,859

No customer represented more than 10% of total Company revenues in 2004 and 2003. One group of affiliated customers, National Grid USA, accounted for approximately 12% of total Company revenues in 2002.

There were no customers that represented more than 10% of Meter Data Collection revenues in 2004 and 2003. One group of customers represented approximately 13% of Meter Data Collection revenues in 2002 and approximately 12% of total Company revenues in 2002.

One customer represented 12% of Electricity Metering revenues for the six months ended December 31, 2004.

There were no customers that represented more than 10% of Software Solutions revenues in 2004 and 2003. One customer in 2002 represented 10% of total Software Solutions revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21:    Consolidating Financial Information

The senior secured credit facility and the Senior Subordinated Notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Prior to the SEM acquisition, we had three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary holds an investment in a non-guarantor subsidiary. The guarantor subsidiary’s investment in and results of operations from the non-guarantor subsidiary are shown within the Combined Parent and Guarantor Subsidiaries column for 2003 and 2002. This subsidiary held $7.0 million of an investment in a non-guarantor subsidiary at December 31, 2003. The net income (loss) from this investment was $79,000, $339,000 and $(282,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$241,283	$99,243	$18,756	$(12,739)	$346,543
Service	39,148	6,835	8,392	(1,724)	52,651

Total revenues	280,431	106,078	27,148	(14,463)	399,194

Cost of revenues
Sales	135,644	59,158	16,188	(12,859)	198,131
Service	21,186	6,352	3,441	(585)	30,394

Total cost of revenues	156,830	65,510	19,629	(13,444)	228,525

Gross profit	123,601	40,568	7,519	(1,019)	170,669
Operating expenses
Sales and marketing	37,035	4,864	3,003	377	45,279
Product development	40,654	4,307	910	(1,492)	44,379
General and administrative	31,967	2,119	1,308	96	35,490
Amortization of intangibles	8,359	19,542	—	—	27,901
Restructurings	6,760	118	380	—	7,258
In-process research and development	—	6,400	—	—	6,400

Total operating expenses	124,775	37,350	5,601	(1,019)	166,707

Operating income (loss)	(1,174)	3,218	1,918	—	3,962
Other income (expense)
Equity in affiliates	—	—	—	—	—
Interest income	585	—	10	(429)	166
Interest expense	(4,968)	(7,825)	(781)	429	(13,145)
Other income (expense), net	(708)	(24)	343	—	(389)

Total other income (expense)	(5,091)	(7,849)	(428)	—	(13,368)

Income (loss) before income taxes	(6,265)	(4,631)	1,490	—	(9,406)
Income tax benefit (provision)	2,995	1,689	(535)	—	4,149
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(1,987)	139	—	1,848	—

Net income (loss)	$(5,257)	$(2,803)	$955	$1,848	$(5,257)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$270,713	$4,552	$(1,482)	$273,783
Service	39,934	6,375	(3,127)	43,182

Total revenues	310,647	10,927	(4,609)	316,965

Cost of revenues
Sales	148,689	3,816	(1,482)	151,023
Service	20,166	4,932	(2,710)	22,388

Total cost of revenues	168,855	8,748	(4,192)	173,411

Gross profit	141,792	2,179	(417)	143,554
Operating expenses
Sales and marketing	38,561	2,500	(76)	40,985
Product development	41,435	400	(327)	41,508
General and administrative	26,155	—	(14)	26,141
Amortization of intangibles	9,618	—	—	9,618
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900
Litigation accrual	500	—	—	500

Total operating expenses	119,118	3,159	(417)	121,860

Operating income (loss)	22,674	(980)	—	21,694
Other income (expense)
Equity in affiliates	79	—	—	79
Interest income	479	55	(375)	159
Interest expense	(2,241)	(772)	375	(2,638)
Other income (expense), net	(2,136)	741	—	(1,395)

Total other income (expense)	(3,819)	24	—	(3,795)

Income (loss) before income taxes	18,855	(956)	—	17,899
Income tax provision	(7,356)	(65)	—	(7,421)
Equity in earnings (losses) of non-guarantor subsidiaries	(1,021)	—	1,021	—

Net income (loss)	$10,478	$(1,021)	$1,021	$10,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2002

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$234,807	$7,461	$(1,110)	$241,158
Service	40,102	3,582	—	43,684

Total revenues	274,909	11,043	(1,110)	284,842

Cost of revenues
Sales	123,896	4,665	(1,110)	127,451
Service	22,491	2,631	—	25,122

Total cost of revenues	146,387	7,296	(1,110)	152,573

Gross profit	128,522	3,747	—	132,269
Operating expenses
Sales and marketing	30,143	3,620	—	33,763
Product development	35,829	588	—	36,417
General and administrative	23,840	16	—	23,856
Amortization of intangibles	2,356	—	—	2,356
Restructurings	102	3,033	—	3,135
In-process research and development	7,200	—	—	7,200
Litigation accrual	7,400	—	—	7,400

Total operating expenses	106,870	7,257	—	114,127

Operating income (loss)	21,652	(3,510)	—	18,142
Other income (expense)
Equity in affiliates	126	—	—	126
Interest income	1,209	6	(28)	1,187
Interest expense	(1,470)	(619)	28	(2,061)
Other income (expense), net	921	544	—	1,465

Total other income (expense)	786	(69)	—	717

Income (loss) before income taxes	22,438	(3,579)	—	18,859
Income tax benefit (provision)	(11,002)	826	—	(10,176)
Equity in earnings (losses) of non-guarantor subsidiaries	(2,753)	—	2,753	—

Net income (loss)	$8,683	$(2,753)	$2,753	$8,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

At December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,393	$461	$5,770	$—	$11,624
Accounts receivable, net	63,300	17,611	9,186	—	90,097
Intercompany accounts receivable	9,300	10,695	23,187	(43,182)	—
Inventories	22,669	18,914	3,876	—	45,459
Deferred income taxes, net	21,786	604	343	—	22,733
Other	4,269	195	1,013	—	5,477
Intercompany other	12	9,318	1,000	(10,330)	—

Total current assets	126,729	57,798	44,375	(53,512)	175,390

Property, plant and equipment, net	40,919	11,729	7,042	—	59,690
Intangible assets, net	14,621	147,458	58	—	162,137
Goodwill	83,753	21,683	12,035	—	117,471
Deferred income taxes, net	19,708	7,299	1,454	(1,209)	27,252
Intercompany notes receivable	22,089	—	—	(22,089)	—
Other	28,660	17,009	63	(30,521)	15,211

Total assets	$336,479	$262,976	$65,027	$(107,331)	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,286	$11,984	$2,169	$—	$37,439
Intercompany accounts payable and accrued expenses	27,817	8,797	6,568	(43,182)	—
Wages and benefits payable	8,451	3,956	1,540	—	13,947
Current portion of debt	6,621	28,229	797	—	35,647
Current portion of warranty	5,141	1,293	809	—	7,243
Short-term intercompany advances	5,184	1,000	4,146	(10,330)	—
Unearned revenue	21,647	134	1,210	—	22,991

Total current liabilities	98,147	55,393	17,239	(53,512)	117,267

Long-term debt	45,479	193,882	—	—	239,361
Project financing debt	—	—	3,227	—	3,227
Intercompany notes payable	—	—	22,089	(22,089)	—
Warranty	3,734	2,597	—	—	6,331
Deferred income taxes, net	—	—	1,209	(1,209)	—
Other obligations	6,521	—	14	—	6,535

Total liabilities	153,881	251,872	43,778	(76,810)	372,721

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	211,920	13,850	20,360	(34,210)	211,920
Accumulated other comprehensive income (loss)	(878)	—	1,832	—	954
Accumulated deficit	(28,444)	(2,746)	(943)	3,689	(28,444)

Total shareholders’ equity	182,598	11,104	21,249	(30,521)	184,430

Total liabilities and shareholders’ equity	$336,479	$262,976	$65,027	$(107,331)	$557,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

At December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$1,152	$—	$6,240
Accounts receivable, net	65,797	4,985	—	70,782
Intercompany accounts receivable	7,409	15,075	(22,484)	—
Inventories	14,179	1,858	—	16,037
Deferred income taxes, net	11,673	—	—	11,673
Other	4,335	222	—	4,557

Total current assets	108,481	23,292	(22,484)	109,289

Property, plant and equipment, net	39,224	3,594	—	42,818
Intangible assets, net	22,979	—	—	22,979
Goodwill	83,431	6,954	—	90,385
Deferred income taxes, net	31,055	1,703	(1,003)	31,755
Investment in non-guarantor subsidiaries	8,506	—	(8,506)	—
Intercompany notes receivable	11,531	—	(11,531)	—
Other	6,238	25	—	6,263

Total assets	$311,445	$35,568	$(43,524)	$303,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,302	$934	$—	$26,236
Intercompany accounts payable and accrued expenses	15,075	7,409	(22,484)	—
Wages and benefits payable	10,270	441	—	10,711
Short-term borrowings	10,000	—	—	10,000
Current portion of debt	37,506	739	—	38,245
Current portion of warranty	13,630	309	—	13,939
Unearned revenue	11,274	730	—	12,004

Total current liabilities	123,057	10,562	(22,484)	111,135

Project financing debt	—	4,024	—	4,024
Intercompany notes payable	—	11,531	(11,531)	—
Warranty	3,536	—	—	3,536
Deferred income taxes, net	—	1,003	(1,003)	—
Other obligations	7,550	—	—	7,550

Total liabilities	134,143	27,120	(35,018)	126,245

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	200,567	10,402	(10,402)	200,567
Accumulated other comprehensive loss	(78)	(58)	—	(136)
Accumulated deficit	(23,187)	(1,896)	1,896	(23,187)

Total shareholders’ equity	177,302	8,448	(8,506)	177,244

Total liabilities and shareholders’ equity	$311,445	$35,568	$(43,524)	$303,489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(5,257)	$(2,803)	$955	$1,848	$(5,257)
Non-cash charges (credits) to income:
Depreciation and amortization	16,954	21,012	819	—	38,785
Acquired in-process research and development	—	6,400	—	—	6,400
Stock option & employee stock purchase plan income tax benefits	2,594	—	—	—	2,594
Amortization of prepaid debt fees	997	835	—	—	1,832
Impairments of investments, intangible assets and other	1,109	—	—	—	1,109
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	1,987	(139)	—	(1,848)	—
Interest expense as a result of pushdown of debt	(7,824)	7,824	—	—	—
Deferred income tax provision (benefit)	1,024	(7,903)	289	—	(6,590)
Other, net	595	—	64	—	659
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,497	13,224	(444)	—	15,277
Inventories	(8,490)	3,322	1,568	—	(3,600)
Accounts payable, accrued expenses & current portion of warranty	(6,629)	900	319	—	(5,410)
Wages and benefits payable	(1,820)	616	(179)	—	(1,383)
Unearned revenue	10,338	134	480	—	10,952
Long-term warranty and other obligations	(796)	(12)	—	—	(808)
Intercompany transactions, net	10,715	1,744	(12,459)	—	—
Other, net	(849)	(148)	(508)	—	(1,505)

Cash provided (used) by operating activities	17,145	45,006	(9,096)	—	53,055

Investing activities
Proceeds from the sale of property, plant and equipment	18	—	(1)	—	17
Acquisition/transfer of property, plant and equipment	(11,232)	(1,188)	(368)	—	(12,788)
Acquisitions, net of cash and cash equivalents	(254,445)	1	1,394	—	(253,050)
Payment of contingent purchase price for RER acquisition	(1,957)	—	—	—	(1,957)
Cash transfer to parent	—	(39,392)	(1,000)	40,392	—
Cash transfer to non-guarantor subsidiaries/intercompany notes	(10,570)	(4,134)	—	14,704	—
Other, net	(121)	3	795	—	677

Cash provided (used) by investing activities	(278,307)	(44,710)	820	55,096	(267,101)

Financing activities
New borrowings	309,081	—	—	—	309,081
Change in short-term borrowings, net	(10,000)	—	—	—	(10,000)
Payments on debt	(72,424)	—	(1,810)	—	(74,234)
Issuance of common stock	8,338	—	—	—	8,338
Prepaid debt fees	(12,811)	(835)	—	—	(13,646)
Cash received from guarantor subsidiaries	39,392	—	—	(39,392)	—
Cash received from non-guarantor subsidiaries	—	1,000	—	(1,000)	—
Intercompany notes	—	—	14,704	(14,704)	—
Other, net	(109)	—	—	—	(109)

Cash provided by financing activities	261,467	165	12,894	(55,096)	219,430

Increase in cash and cash equivalents	305	461	4,618	—	5,384
Cash and cash equivalents at beginning of period	5,088	—	1,152	—	6,240

Cash and cash equivalents at end of period	$5,393	$461	$5,770	$—	$11,624

Non-cash transactions:
Reclassification of prepaid debt fees	$485	$—	$—	$—	$485
Acquisition of RER, taxes on contingent purchase price payable	113	—	—	—	113
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary, net of payments	(240,192)	240,192	—	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$493	$21	$16	$—	$530
Interest	23,509	—	339	—	23,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$10,478	$(1,021)	$1,021	$10,478
Non-cash charges (credits) to income:
Depreciation and amortization	18,481	559	—	19,040
Deferred income tax provision (benefit)	5,325	(10)	—	5,315
Impairments of investments, intangible assets and other	2,244	—	—	2,244
Stock option & employee stock purchase plan income tax benefits	1,156	—	—	1,156
Acquired in-process research and development	900	—	—	900
Amortization of prepaid debt fees	701	—	—	701
Equity in earnings (losses) of non-guarantor subsidiaries	1,021	—	(1,021)	—
Other, net	535	—	—	535
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,685)	(1,107)	—	(11,792)
Inventories	(1,059)	682	—	(377)
Accounts payable, accrued expenses & current portion of warranty	5,217	(1,896)	—	3,321
Wages and benefits payable	(9,316)	(1,450)	—	(10,766)
Unearned revenue	(2,711)	229	—	(2,482)
Long-term warranty and other obligations	(7,359)	—	—	(7,359)
Intercompany transactions, net	3,172	(3,172)	—	—
Other, net	(640)	(18)	—	(658)

Cash provided (used) by operating activities	17,460	(7,204)	—	10,256

Investing activities
Proceeds from the sale of property, plant and equipment	17	—	—	17
Acquisition/transfer of property, plant and equipment	(9,721)	91	—	(9,630)
Issuance of note receivable	(405)	—	—	(405)
Acquisitions, net of cash and cash equivalents	(71,054)	—	—	(71,054)
Pre-acquisition activities	(3,749)	—	—	(3,749)
Cash transfer to non-guarantor subsidiaries/intercompany notes	(7,104)	—	7,104	—
Cash received from non-guarantor subsidiaries	1,517	—	(1,517)	—
Other, net	(257)	(101)	—	(358)

Cash used by investing activities	(90,756)	(10)	5,587	(85,179)

Financing activities
New borrowings	50,000	—	—	50,000
Change in short-term borrowings, net	10,000	—	—	10,000
Payments on debt	(12,494)	(690)	—	(13,184)
Issuance of common stock	3,706	—	—	3,706
Cash transfer to parent	—	(1,517)	1,517	—
Cash transfer to non-guarantor subsidiaries/intercompany notes	—	7,104	(7,104)	—
Prepaid debt fees	(1,909)	—	—	(1,909)
Other, net	(14)	—	—	(14)

Cash provided by financing activities	49,289	4,897	(5,587)	48,599

Decrease in cash and cash equivalents	(24,007)	(2,317)	—	(26,324)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$5,088	$1,152	$—	$6,240

Non-cash transactions:
Acquisition of RER, contingent purchase price payable	$1,844	$—	$—	$1,844
Common stock received in partial settlement of related party note receivable	21	—	—	21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	(4,017)	4,017	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$925	$25	$—	$950
Interest	3,332	390	—	3,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2002

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$8,683	$(2,753)	$2,753	$8,683
Non-cash charges (credits) to income:
Depreciation and amortization	9,472	712	—	10,184
Acquired in-process research and development	7,200	—	—	7,200
Stock option & employee stock purchase plan income tax benefits	5,066	—	—	5,066
Deferred income tax provision (benefit)	5,702	(971)	—	4,731
Impairments of investments, intangible assets and other	401	—	—	401
Equity in earnings (losses) of non-guarantor subsidiaries	2,753	—	(2,753)	—
Gain on early extinguishment of debt and sale of building	(1,041)	—	—	(1,041)
Other, net	942	—	—	942
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,681	934	—	2,615
Inventories	312	309	—	621
Accounts payable, accrued expenses & current portion of warranty	3,330	1,119	—	4,449
Wages and benefits payable	3,233	1,264	—	4,497
Unearned revenue	(1,877)	449	—	(1,428)
Long-term warranty and other obligations	2,643	—	—	2,643
Intercompany transactions, net	1,942	(1,942)	—	—
Other, net	(359)	22	—	(337)

Cash provided (used) by operating activities	50,083	(857)	—	49,226

Investing activities
Proceeds from sales and maturities of investment securities	48,979	—	—	48,979
Purchase of short-term investments	(26,922)	—	—	(26,922)
Reclassification of restricted cash	5,100	—	—	5,100
Proceeds from the sale of property, plant and equipment	1,901	—	—	1,901
Acquisition/transfer of property, plant and equipment	(10,297)	(239)	—	(10,536)
Issuance of note receivable	(2,000)	—	—	(2,000)
Acquisitions, net of cash and cash equivalents	(42,917)	—	—	(42,917)
Cash transfer to non-guarantor subsidiaries/intercompany notes	(1,885)	—	1,885	—
Other, net	2,040	1,003	—	3,043

Cash provided (used) by investing activities	(26,001)	764	1,885	(23,352)

Financing activities
Change in short-term borrowings, net	(2,527)	—	—	(2,527)
Payments on debt	(636)	(945)	—	(1,581)
Payments on mortgage note payable	(4,853)	—	—	(4,853)
Issuance of common stock	7,666	—	—	7,666
Repurchase of common stock	(12,555)	—	—	(12,555)
Cash transfer to non-guarantor subsidiaries/intercompany notes	—	1,885	(1,885)	—
Other, net	(42)	—	—	(42)

Cash provided (used) by financing activities	(12,947)	940	(1,885)	(13,892)

Increase in cash and cash equivalents	11,135	847	—	11,982
Cash and cash equivalents at beginning of period	17,960	2,622	—	20,582

Cash and cash equivalents at end of period	$29,095	$3,469	$—	$32,564

Non-cash transactions:
Acquisition of LineSoft in partial exchange for common stock	$21,801	$—	$—	$21,801
Debt to equity conversion	53,313	—	—	53,313
Conversion of debt issuance costs	347	—	—	347
Acquisition of eMobile, non-cash consideration	2,547	—	—	2,547

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$286	$93	$—	$379
Interest	2,179	440	—	2,619

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22:    Subsequent Events

As of March 11, 2005, we had made $18.0 million in optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $132.1 million as of that date.

Note 23:    Quarterly Results (Unaudited)

Quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(in thousands, except per share and stock price data)
2004
Statement of operations data:
Total revenues	$65,602	$79,642	$122,504	$131,446		$399,194	(3)
Gross profit	29,872	36,258	49,485	55,054		170,669	(3)
Net income (loss)	$(738)	$818	$1,670	$(7,007	)(1)	$(5,257	)(3)

Basic net income (loss) per share	$(0.04)	$0.04	$0.08	$(0.33)		$(0.25)

Diluted net income (loss) per share	$(0.04)	$0.04	$0.08	$(0.33)		$(0.25)

Stock Price:
High	$23.15	$24.65	$23.02	$24.45		$24.65
Low	17.00	17.75	15.93	16.86		15.93
2003
Statement of operations data:
Total revenues	$74,645	$80,264	$82,079	$79,977		$316,965
Gross profit	36,862	39,354	39,528	27,810		143,554
Net income (loss)	$2,916	$4,173	$5,028	$(1,639	)(2)	$10,478

Basic net income (loss) per share	$0.14	$0.20	$0.25	$(0.08)		$0.51

Diluted net income (loss) per share	$0.14	$0.19	$0.23	$(0.08)		$0.48

Stock Price:
High	$20.74	$22.25	$24.16	$21.88		$24.16
Low	13.00	16.25	18.07	17.72		13.00

(1)	Net loss includes $6.4 million IPR&D expense.
(2)	Net loss includes $8.6 million warranty charge and $2.4 million impairment of investments.
(3)	On July 1, 2004, we completed the acquisition of Schlumberger’s electricity metering business (SEM). Refer to Footnote 5: Business Combinations for a discussion of the effects of the acquisition. The consolidated statement of operations for the year ended December 31, 2004 includes the operating activity of the SEM acquisition from July 1, 2004 through December 31, 2004.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2004, or in any period subsequent to such date.

ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(ii)	Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

We completed the acquisition of Schlumberger’s electricity metering business on July 1, 2004. This business represents a separate segment, Hardware Solutions—Electricity Metering, with total assets of $268.2 million as of December 31, 2004 and revenues of $112.6 million for the six months then ended. It is also a separate control environment. The evaluation of disclosure controls and procedures referred to in (i) above included Electricity Metering. However, we have excluded this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)	Attestation report of the registered public accounting firm. The attestation report of Deloitte & Touche LLP, an independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K and is incorporated herein by reference.

(c)

Changes in internal control.    The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (i) above, that the Company’s disclosure controls and procedures were effective in providing this reasonable level of assurance as of December 31, 2004. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.

These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

Other than the acquisition discussed above, there have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are likely to material affect, our internal controls over financial reporting.

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not reported.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005 (the 2005 Proxy Statement) sets forth certain information with regard to our directors and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron is set forth under the caption “Management—Executive Officers of the Registrant” in PART I of this Annual Report on Form 10-K.

ITEM 11:    EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in the 2005 Proxy Statement sets forth certain information (except for those sections captioned “Compensation Committee Report on Executive Compensation” and “Performance Graph”, which are not incorporated by reference herein) with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2005 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock and is incorporated herein by reference.

The section entitled “Equity Compensation Plan Information” appearing in the 2005 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Relationships and Related Party Transactions” appearing in the 2005 Proxy Statement sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Auditors’ Fees Report” appearing in the 2005 Proxy Statement sets forth certain information with respect to the principal accounting fees and services of the Registrant and is incorporated herein by reference.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to Itron Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to Itron Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to Itron, Inc.’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

2.6	Amended & Restated Purchase Agreement dated July 1, 2004, by and among Itron, Inc., Itron Canada, Inc., Itron France and Schlumberger Electricity, Inc., Schlumberger Technology Corporation, Schlumberger Canada Limited, BVI Holdings Limited, Axalto S.A., Schlumberger B.V. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (filed as Exhibit 3.1 to Itron, Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (filed as Exhibit 3.2 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

3.3	Bylaws of EMD Holding, Inc. (filed as Exhibit 3.3 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.4	Articles of Incorporation of EMD Holding, Inc. (filed as Exhibit 3.4 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.5	Certificate of Amendment of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.5 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.6	Bylaws of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

Exhibit Number	Description of Exhibits

3.7	Certificate of Incorporation of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.7 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

3.8	Bylaws of Itron Engineering Services, Inc. (filed as Exhibit 3.8 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.9	Articles of Incorporation of Itron Spectrum Holdings, Inc. (now Itron Engineering Services, Inc.) (filed as Exhibit 3.9 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.10	Articles of Amendment of Itron Spectrum Holdings, Inc. changing its name to Itron Engineering Services, Inc. (filed as Exhibit 3.10 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.11	Bylaws of Itron International, Inc. (filed as Exhibit 3.11 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.12	Certificate of Incorporation of Itron International, Inc. (filed as Exhibit 3.12 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.1	Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

4.2	Credit Agreement, dated December 17, 2003, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.3	First Amendment to Credit Agreement, dated March 15, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.2 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.4	Second Amendment to Credit Agreement, dated May 14, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.3 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.5	Third Amendment to Credit Agreement, dated June 30, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.4 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.6	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.7	Indenture relating to Itron, Inc.’s 7.75% Senior Subordinated Notes due 2012, dated as of May 10, 2004. (filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.8	Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

Exhibit Number	Description of Exhibits

10.1	Form of Change of Control Agreement between Itron, Inc. and certain of its executive officers. (filed as Exhibit 10.1 to Itron Inc.’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with Itron, Inc.

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to Itron, Inc.’s Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to Itron, Inc.’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (filed as Exhibit 10.9 to Itron, Inc.’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with Itron, Inc.

10.8	Agreement dated December 24, 2004 between Itron, Inc. and David G. Remington.* (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated December 30, 2004—File No. 0-22418)

10.9	Office Lease between Itron, Inc. and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to Itron, Inc.’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the Itron, Inc.’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

Exhibit Number	Description of Exhibits

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to Itron, Inc.’s Annual Report on Form 10-K dated March 12, 2004—File No. 0-22418)

10.18	Interest Rate Swap Transaction Agreement among Itron, Inc. and U.S. Bank National Association dated September 29, 2004. (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

10.19	Rate Cap Transaction Agreement among Itron, Inc. and KeyBank National Association dated September 29, 2004. (filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

10.20	Amended Long-term Performance Plan dated February 16, 2005 between Itron, Inc. and certain of its executive officers. * (filed as Exhibit 10.20 to Itron, Inc.’s Current Report on Form 8-K dated February 18, 2005—File No. 0-22418)

10.21	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.22	Stock Option Plan for Nonemployee Directors. (filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc. (filed as Exhibit 21.1 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 11th day of March, 2005.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2005.

Signature	Title

/S/ LEROY D. NOSBAUM LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT D. NEILSON Robert D. Neilson	President and Chief Operating Officer and Director

/S/ STEVEN M. HELMBRECHT Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY Michael B. Bracy	Director

/S/ TED C. DEMERRITT Ted C. DeMerritt	Director

/S/ JON E. ELIASSEN Jon E. Eliassen	Director

/S/ THOMAS S. FOLEY Thomas S. Foley	Director

/S/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/S/ SHARON L. NELSON Sharon L. Nelson	Director

/S/ MARY ANN PETERS Mary Ann Peters	Director

/S/ GRAHAM M. WILSON Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	SEM acquisition opening balance	Additions charged to costs and expenses	Deductions	Balance at end of period
					Current	Noncurrent
	(in thousands)
Year ended December 31, 2002:
Short and long-term warranty	$6,327	$—	$5,262	$2,150	$4,567	$4,872
Allowance for doubtful accounts	1,427	—	839	975	1,291	—

Year ended December 31, 2003:
Short and long-term warranty	$9,439	$—	$15,563	$7,527	$13,939	$3,536
Allowance for doubtful accounts	1,291	—	—	596	695	—

Year ended December 31, 2004:
Short and long-term warranty	$17,475	$4,554	$6,738	$15,193	$7,243	$6,331
Allowance for doubtful accounts	695	861	193	437	1,312	—

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to Itron Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to Itron Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to Itron, Inc.’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

2.6	Amended & Restated Purchase Agreement dated July 1, 2004, by and among Itron, Inc., Itron Canada, Inc., Itron France and Schlumberger Electricity, Inc., Schlumberger Technology Corporation, Schlumberger Canada Limited, BVI Holdings Limited, Axalto S.A., Schlumberger B.V. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (filed as Exhibit 3.1 to Itron, Inc.’s Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (filed as Exhibit 3.2 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

3.3	Bylaws of EMD Holding, Inc. (filed as Exhibit 3.3 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.4	Articles of Incorporation of EMD Holding, Inc. (filed as Exhibit 3.4 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.5	Certificate of Amendment of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.5 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.6	Bylaws of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.7	Certificate of Incorporation of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.7 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

3.8	Bylaws of Itron Engineering Services, Inc. (filed as Exhibit 3.8 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.9	Articles of Incorporation of Itron Spectrum Holdings, Inc. (now Itron Engineering Services, Inc.) (filed as Exhibit 3.9 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

Exhibit Number	Description of Exhibits
3.10	Articles of Amendment of Itron Spectrum Holdings, Inc. changing its name to Itron Engineering Services, Inc. (filed as Exhibit 3.10 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.11	Bylaws of Itron International, Inc. (filed as Exhibit 3.11 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.12	Certificate of Incorporation of Itron International, Inc. (filed as Exhibit 3.12 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.1	Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

4.2	Credit Agreement, dated December 17, 2003, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.3	First Amendment to Credit Agreement, dated March 15, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.2 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.4	Second Amendment to Credit Agreement, dated May 14, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.3 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.5	Third Amendment to Credit Agreement, dated June 30, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.4 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.6	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.7	Indenture relating to Itron, Inc.’s 7.75% Senior Subordinated Notes due 2012, dated as of May 10, 2004. (filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.8	Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

10.1	Form of Change of Control Agreement between Itron, Inc. and certain of its executive officers. (filed as Exhibit 10.1 to Itron Inc.’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with Itron, Inc.

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to Itron, Inc.’s Report on Form 10-K dated March 28, 2002—File No. 0-22418)

Exhibit Number	Description of Exhibits

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to Itron, Inc.’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (filed as Exhibit 10.9 to Itron, Inc.’s Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with Itron, Inc.

10.8	Agreement dated December 24, 2004 between Itron, Inc. and David G. Remington.* (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated December 30, 2004—File No. 0-22418)

10.9	Office Lease between Itron, Inc. and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to Itron, Inc.’s Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the Itron, Inc.’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to Itron, Inc.’s Annual Report on Form 10-K dated March 12, 2004—File No. 0-22418)

10.18	Interest Rate Swap Transaction Agreement among Itron, Inc. and U.S. Bank National Association dated September 29, 2004. (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

10.19	Rate Cap Transaction Agreement among Itron, Inc. and KeyBank National Association dated September 29, 2004. (filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

Exhibit Number	Description of Exhibits
10.20	Amended Long-term Performance Plan dated February 16, 2005 between Itron, Inc. and certain of its executive officers.* (filed as Exhibit 10.20 to Itron, Inc.’s Current Report on Form 8-K dated February 18, 2005—File No. 0-22418)

10.21	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.22	Stock Option Plan for Nonemployee Directors. (filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc. (filed as Exhibit 21.1 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.