Form 10-Q
period 2005-03-31
ITRON INC /WA/
filed 2005-05-03
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were outstanding 21,759,942 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenues
Sales	$104,202	$55,016
Service	12,268	10,586

Total revenues	116,470	65,602

Cost of revenues
Sales	59,199	29,607
Service	6,273	6,123

Total cost of revenues	65,472	35,730

Gross profit	50,998	29,872
Operating expenses
Sales and marketing	13,239	9,654
Product development	11,914	10,222
General and administrative	9,966	6,626
Amortization of intangible assets	9,716	2,027
Restructurings	390	2,382

Total operating expenses	45,225	30,911

Operating income (loss)	5,773	(1,039)
Other income (expense)
Interest income	4	17
Interest expense	(4,567)	(754)
Other income (expense), net	101	266

Total other income (expense)	(4,462)	(471)

Income (loss) before income taxes	1,311	(1,510)
Income tax (provision) benefit	(494)	772

Net income (loss)	$817	$(738)

Earnings per share
Basic net income (loss) per share	$0.04	$(0.04)

Diluted net income (loss) per share	$0.04	$(0.04)

Weighted average number of shares outstanding
Basic	21,451	20,656
Diluted	22,737	20,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$15,628	$11,624
Accounts receivable, net	73,885	90,097
Inventories	42,821	45,459
Deferred income taxes, net	19,416	22,733
Other	9,992	5,477

Total current assets	161,742	175,390

Property, plant and equipment, net	54,821	59,690
Intangible assets, net	152,420	162,137
Goodwill	115,671	117,471
Deferred income taxes, net	32,194	27,252
Other	15,257	15,211

Total assets	$532,105	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,408	$37,439
Wages and benefits payable	15,642	13,947
Current portion of debt	2,108	35,647
Current portion of warranty	6,430	7,243
Unearned revenue	19,851	22,991

Total current liabilities	76,439	117,267

Long-term debt	252,474	239,361
Project financing debt	3,018	3,227
Warranty	4,857	6,331
Other obligations	6,445	6,535

Total liabilities	343,233	372,721

Commitments and contingencies (Notes 7 and 10)

Shareholders’ equity
Preferred stock	—	—
Common stock	215,811	211,920
Accumulated other comprehensive income	688	954
Accumulated deficit	(27,627)	(28,444)

Total shareholders’ equity	188,872	184,430

Total liabilities and shareholders’ equity	$532,105	$557,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating activities
Net income (loss)	$817	$(738)
Non-cash charges (credits) to income:
Depreciation and amortization	12,980	4,440
Stock option and employee stock purchase plan income tax benefits	1,129	403
Amortization of prepaid debt fees	710	198
Mark-to-market of interest rate cap and interest rate swap	(520)	—
Deferred income tax benefit	(1,618)	(1,288)
Other, net	450	(168)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,196	23,365
Inventories	2,638	(3,379)
Accounts payable and accrued expenses	(4,963)	(3,342)
Wages and benefits payable	1,602	(532)
Unearned revenue	(3,065)	(1,536)
Warranty	(288)	(3,300)
Other long-term obligations	(200)	(125)
Other, net	(952)	30

Cash provided by operating activities	24,916	14,028

Investing activities
Proceeds from the sale of property, plant and equipment	7	2
Acquisition of property, plant and equipment	(1,720)	(4,294)
Pre-acquisition activities	—	(1,626)
Payment of contingent purchase price for acquisition	—	(1,184)
Other, net	(1,066)	196

Cash used by investing activities	(2,779)	(6,906)

Financing activities
Change in short-term borrowings, net	—	(5,000)
Payments on debt	(20,657)	(4,347)
Issuance of common stock	2,609	1,442
Prepaid debt fees	(73)	(164)
Other, net	(12)	(4)

Cash used by financing activities	(18,133)	(8,073)

Increase (decrease) in cash and cash equivalents	4,004	(951)
Cash and cash equivalents at beginning of period	11,624	6,240

Cash and cash equivalents at end of period	$15,628	$5,289

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$—	$113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$436	$15
Interest	1,946	733

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, of Itron and our wholly owned subsidiaries. All such entries are of a normal recurring nature. Inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2004 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate was $2.5 million at March 31, 2005 and $1.9 million at December 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture, or over the term of the applicable lease, if shorter. Project management, installation costs and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three months ended March 31, 2005 and 2004, respectively. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Debt Issue Costs

Debt issue costs represent direct costs incurred related to the issuance of long-term debt, which are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment each year as of October 1 or more frequently if a significant event occurs under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the Condensed Consolidated Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in the results of operations. A cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

effectiveness assessments using statistical measurements. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. Derivatives are not used for trading or speculative purposes. Refer to Note 7: Debt for a discussion of our interest rate swap and cap agreements.

Warranty

We generally offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, a non-standard warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the standard and non-standard warranty provisions and makes adjustments when necessary. The standard and non-standard warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established product. The long-term warranty accrual includes estimated warranty costs for warranties beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning balance, January 1	$13,574	$17,475
SEM acquisition - opening balance adjustment	(1,998)	—
Product warranties issued	585	478
Adjustments to pre-existing items	718	(165)
Utilization of accrual	(1,592)	(3,613)

Ending balance, March 31	11,287	14,175
Less: current portion of warranty	6,430	10,442

Long-term warranty	$4,857	$3,733

Total warranty expense consists of product warranties issued and adjustments to pre-existing items, which totaled approximately $1.3 million and $313,000 for the three months ended March 31, 2005 and 2004, respectively, and has been classified within cost of sales.

In 2003, we established a warranty accrual for the product replacement of an electric automatic meter reading (AMR) module due to the failure of a specific component from a supplier. Approximately $100,000 and $2.8 million were charged against the accrual for product replacement work performed during the three months ended March 31, 2005 and 2004, respectively. No additional accruals for this issue were made in 2005, and the associated warranty accrual balance was approximately $1.4 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively. While we believe we have adequately accrued for this issue, our actual costs may differ from our estimates.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). The IBNR accrual is based upon the recent average level of paid claims under the plan and an estimated lag factor to provide for those claims that have been incurred but not yet reported. We believe that the assumptions and information used to develop our accruals are reasonable based on historical results. However, significant changes in the various cost factors of our medical and health care costs could have an effect on the determination of the amount of these accruals in future periods. Plan Costs were approximately $1.8 million and $1.1 million in the three months ended March 31, 2005 and 2004, respectively. The IBNR accrual, which is included in wages and benefits payable, was $1.9 million and $1.8 million at March 31, 2005 and December 31, 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the provisions of currently enacted tax laws. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is probable it will not be utilized.

Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries. The American Jobs Creation Act of 2004 introduced a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We do not expect to repatriate foreign earnings under the provision of this Act.

The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. There are several key provisions in the Acts that will affect Itron, such as the extension of the research credit, the phase out of the extraterritorial income tax regime and the phase in of relief for domestic manufacturers. We expect the net result of the Acts to have a net positive, but not material, effect on our financial condition, results of operations and cash flows.

Foreign Exchange

Our condensed consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included in other comprehensive income (loss) in shareholders’ equity, net of tax, as the transactions are considered to be of a long-term investment nature.

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

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, the timing of revenue recognition is dependent upon vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE affects the timing of revenue recognition, which can vary from recognizing revenue at the time of delivery of each element, to the percentage of completion method or ratably over the performance period. If the implementation services are essential to the software

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

arrangement, revenue is recognized using the percentage of completion methodology. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided.

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

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive stock-based awards had been exercised. Diluted EPS assumes that common shares were issued upon the exercise of stock-based awards for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). In periods when we report a net loss, diluted net loss per share is the same as basic net loss per share. In such circumstances, we exclude all outstanding stock-based awards from the calculation of diluted net loss per common share because including such awards among the weighted average shares outstanding would be anti-dilutive.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to either expense the estimated fair value of stock-based awards or to continue to follow the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the awards been expensed. We elected to continue to apply APB Opinion No. 25 in accounting for our stock-based compensation plans and disclose the pro forma effects of applying the fair value provisions of SFAS No. 123.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss)
As reported	$817	$(738)
Deduct: Total fair value of stock-based compensation expense, net of related tax effect	(1,131)	(972)

Pro forma net loss	$(314)	$(1,710)

Basic earnings per share
As reported	$0.04	$(0.04)

Pro forma	$(0.01)	$(0.08)

Diluted earnings per share
As reported	$0.04	$(0.04)

Pro forma	$(0.01)	$(0.08)

The weighted average fair value of awards granted was $26.65 and $19.17 during the three months ended March 31, 2005 and 2004, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	—	—
Expected volatility	64.0%	73.8%
Risk-free interest rate	4.2%	2.8%
Expected life (years)	4.1	4.3

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the option is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life are the vesting period of the award and the average period of time similar awards have remained outstanding in the past.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

Reclassifications

Certain amounts in 2004 have been reclassified to conform to the 2005 presentation, such as reclassifications between historical sales and marketing, product development and general and administrative expenses.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred on or after January 1, 2006. While we believe this Statement will not have a material effect on our financial statements, the impact of adopting the new rule is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined.

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

SFAS 123R will be effective for Itron’s fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis and applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss) available to common shareholders	$817	$(738)
Weighted average shares outstanding	21,451	20,656

Basic net income (loss) per share	$0.04	$(0.04)

Diluted earnings per share:
Net income (loss) available to common shareholders	$817	$(738)

Weighted average shares outstanding	21,451	20,656
Effect of dilutive securities:
Employee stock options	1,286	—

Adjusted weighted average shares outstanding	22,737	20,656

Diluted net income (loss) per share	$0.04	$(0.04)

We have granted stock-based awards to purchase shares of our common stock to directors and employees at fair market value on the date of grant.

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, earnings per share is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At March 31, 2005 and 2004, we had stock-based awards outstanding of approximately 3.5 million and 3.8 million at average option exercise prices of $15.28 and $13.43, respectively. As a result of our net loss for the three months ended March 31, 2004, all stock-based awards outstanding were excluded from the calculation of diluted earnings per share because including such awards would be anti-dilutive. Approximately 43,000 stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note 3: Certain Balance Sheet Components

	At March 31, 2005	At December 31, 2004
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $1,091 and $1,312)	$68,707	$83,977
Unbilled revenue	5,178	6,120

Total accounts receivable, net	$73,885	$90,097

Inventories
Materials	$16,733	$20,574
Work in process	6,348	5,150
Finished goods	17,943	17,904

Total manufacturing inventories	41,024	43,628
Service inventories	1,797	1,831

Total inventories	$42,821	$45,459

Property, plant and equipment, net
Machinery and equipment	$44,302	$43,551
Equipment used in outsourcing	16,068	16,094
Computers and purchased software	36,520	36,529
Buildings, furniture and improvements	27,348	28,979
Land	2,255	3,460

Total cost	126,493	128,613
Accumulated depreciation	(71,672)	(68,923)

Property, plant and equipment, net	$54,821	$59,690

Depreciation expense was $3.3 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively.

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning balance, January 1	$1,312	$695
Provision (benefit) for doubtful accounts	(95)	89
Recoveries	30	—
Accounts charged off	(156)	(47)

Ending balance, March 31	$1,091	$737

We have moved the Hardware Solutions – Electricity Metering manufacturing operations located in Quebec, Canada to our South Carolina facility. Our distribution activities will remain in Quebec at a facility we leased in February 2005. We have classified the Quebec facility as held for sale at March 31, 2005. The carrying value of the Quebec facility is approximately $2.9 million and is included within other current assets at March 31, 2005.

Note 4: Business Combinations

On July 1, 2004, we completed the acquisition of Schlumberger’s metering business (SEM), which included the manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. We also completed the purchase of the remaining 49% of the Taiwan subsidiary, not previously owned by Schlumberger, which is included in the purchase price below. This acquisition added electricity meter manufacturing and sales to our operations, and now represents our Hardware Solutions—Electricity Metering operating segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The purchase price was $248.3 million and we used proceeds from a new $240 million senior secured credit facility and a private placement of $125 million in senior subordinated notes to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility.

The purchase price, including estimated direct transaction costs and other consideration, is summarized as follows (in thousands):

Purchase price	$248,294
Direct transaction costs	7,986

Total acquisition costs	$256,280

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Goodwill and intangible assets are allocated to our Hardware Solutions—Electricity Metering segment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following financial information reflects the allocation of the purchase price based on estimated fair values of assets and liabilities. The fair values of the majority of the assets and liabilities have been finalized. However, we are continuing to assess the allocation of fair value of fixed assets in Canada due to our intended sale of the Quebec facility. We are also completing reviews of certain accounts, such as accounts receivable, deferred taxes, the useful lives of intangible assets and contingent liabilities and expect to finalize adjustments in the second quarter of 2005.

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$58,663
In-process research and development	6,400
Identified intangible assets - amortizable
Core-developed technology	136,900	54 to 168
Contract backlog	1,800	6
Customer relationships/contracts	3,100	18
Trademarks and trade names	25,200	90
Other	53	120
Goodwill	24,164

Net assets acquired	$256,280

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models.

The $6.4 million of IPR&D, expensed in the fourth quarter of 2004, consists primarily of next generation technology, valued at $5.7 million. At March 31, 2005, we estimate the research and development to be approximately 65% complete with a cost to complete the development of approximately $900,000 over the next 12 to 15 months.

We moved our manufacturing operations located in Quebec, Canada to our South Carolina facility. Our distribution activities will remain in Quebec from a facility we leased in February 2005. We have classified the Quebec facility as held for sale at March 31, 2005. The carrying value of the Quebec facility was approximately $2.9 million at March 31, 2005. In 2004, we accrued approximately $900,000 as an adjustment to goodwill for the employee severance costs associated with the relocation. Approximately $600,000 had been paid as of March 31, 2005, with a remaining accrual of approximately $300,000.

The following pro forma results are based on the individual historical results of Itron and SEM with adjustments to give effect to the combined operations as if the acquisition had occurred on January 1, 2004. The significant adjustments include an increase in intangible asset amortization expense, adjustments to depreciation expense due to fair value adjustments of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

acquired fixed assets, additional interest expense related to the debt incurred to fund the acquisition and a change in the income tax provision (benefit). The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transactions in fact occurred at an earlier date or project the results for any future date or period.

	Pro Forma
	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenues	$116,470	$139,745
Gross profit	50,998	59,035
Operating expenses	45,225	51,145
Other income (expense), net	(4,202)	(4,589)
Net income	929	1,952

Basic net income per share	$0.04	$0.09

Diluted net income per share	$0.04	$0.09

Weighted average shares assumed outstanding
Basic	21,451	20,656
Diluted	22,737	21,840

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	At March 31, 2005			At December 31, 2004
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(31,805)	$122,525	$154,330	$(24,386)	$129,944
Patents	7,088	(4,414)	2,674	7,088	(4,321)	2,767
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(3,054)	881	3,935	(2,992)	943
Customer contracts	8,750	(4,523)	4,227	8,750	(3,688)	5,062
Trademarks and tradenames	25,710	(3,970)	21,740	25,710	(2,748)	22,962
Other	6,450	(6,077)	373	6,450	(5,991)	459

Total identified intangible assets	$211,328	$(58,908)	$152,420	$211,328	$(49,191)	$162,137

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Intangible asset amortization expense was approximately $9.7 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively. Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)
2005	$38,846
2006	29,251
2007	24,363
2008	20,904
2009	17,323
Beyond 2009	31,450

Note 6: Goodwill

We test goodwill for impairment as of October 1 of each year. Goodwill decreased during the first quarter of 2005 primarily due to adjustments associated with the 2004 SEM acquisition with $2.0 million specifically related to warranty accrual adjustments. Goodwill increased in 2004 primarily due to adjustments associated with acquisitions in prior years. Goodwill balances can also increase or decrease, with a corresponding change in other comprehensive income (loss), as a result of changes in currency exchange rates. The change in goodwill for the three months ended March 31, 2005 and 2004 is as follows:

	At March 31,
	2005	2004
	(in thousands)
Goodwill balance, January 1	$117,471	$90,385
Goodwill adjustments	(1,687)	323
Effect of change in exchange rates	(113)	(82)

Goodwill balance, March 31	$115,671	$90,626

In 2004, as a result of an organizational change, we reallocated goodwill to our new reporting segments. We have not identified any reporting units below our reporting segments. The following table reflects changes in goodwill for each reporting segment during the first quarter of 2005:

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)
Goodwill balance, January 1, 2005	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	—	(1,687)	—	(1,687)
Effect of change in exchange rates	(72)	(23)	(18)	(113)

Goodwill balance, March 31, 2005	$73,265	$24,526	$17,880	$115,671

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note 7: Debt

The components of our borrowings are as follows:

	At March 31, 2005	At December 31, 2004
	(in thousands)
Senior secured term loan	$129,612	$150,075
Senior secured revolving credit line	—	—
Senior subordinated notes	124,158	124,136
Project financing	3,830	4,024

	257,600	278,235
Current portion of debt	(2,108)	(35,647)

Long-term debt and project financing	$255,492	$242,588

Senior Secured Credit Facility

We have a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility (revolver) and a $185 million seven-year senior secured term loan (term loan). The senior secured credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The annual interest rates under this facility vary depending on market rates and our consolidated leverage ratio. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $12.9 million and $13.5 million at March 31, 2005 and December 31, 2004, respectively. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with all of our debt covenants at March 31, 2005.

The $185 million term loan matures in 2011 and requires minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43,475,000 for each of the last four quarters of the term loan (totaling $173.9 million). Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. Interest rates on the term loan depend on our consolidated leverage ratio, and before the April 2005 amendment, described below, were based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 2.25% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.0% to 1.25%, payable at various intervals ranging from monthly to quarterly. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of approximately $34.0 million during 2004 and $20.0 million during the first quarter of 2005.

In April 2005, we amended our term loan and revolver to increase our maximum consolidated leverage ratio and consolidated senior debt ratios. In addition, we reduced our term loan interest rate by 50 basis points from the original rates and obtained the ability to increase our revolver commitment to $75 million at a future date as defined in the April 2005 amendment. We also increased our letter of credit limit to $55 million and have the ability to increase it to $65 million at a future date.

At December 31, 2004, the outstanding balance on the term loan was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As a result of the April 2005 amendment to increase the maximums for our leverage ratios, the classification between current and long-term at March 31, 2005 was based only on the mandatory principal payments defined in the amended borrowing agreement.

For the revolver, interest rates vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

time through June 2009, at which time any borrowings outstanding must be repaid. At March 31, 2005 there were no borrowings outstanding under the revolver and $24.0 million was utilized by outstanding standby letters of credit resulting in $31.0 million available for additional borrowings.

On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.0% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which was recorded in other current assets and will be revalued to fair value each quarter. The $30 million interest rate swap increased our percentage of fixed rate debt to 65% at March 31, 2005, which is above the minimum requirement of 50%. These derivative instruments were initially designated as cash flow hedges with the after-tax effect of the mark-to-market valuation recorded as an adjustment to accumulated other comprehensive income (loss) and the offset included in accrued interest. However, as a result of the optional prepayments in the fourth quarter of 2004 on our term loan, we determined these cash flow hedges to be ineffective. As a result, in the first quarter of 2005, we recorded a net gain of $520,000 to interest expense, with a corresponding increase in other current assets, for the change in fair value of the interest rate swap and cap. The interest rate swap and cap had fair market values of approximately $693,000 and $120,000, respectively at March 31, 2005, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. We intend to keep these interest rate swap and cap agreements in place as their cash flows will continue to hedge a portion of the outstanding variable rate debt even though the swap does not qualify for hedge accounting.

Senior Subordinated Notes

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% senior subordinated notes (notes), due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at March 31, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, in May and November. The notes are subordinated to our $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we entered into a note secured by the assets of the project with monthly interest payments and an annual interest rate of 7.6%, maturing May 31, 2009. The project financing loan had an outstanding balance of $3.8 million at March 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Minimum Payments on Debt

The senior secured credit facility, notes and project financing agreements stipulate a minimum repayment schedule at March 31, 2005 as follows:

Minimum Payments
(in thousands)
2005	$1,575
2006	2,156
2007	2,223
2008	2,296
2009	1,736
Beyond 2009	247,614

$257,600

Note 8: Restructurings

Commencing in 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. In total, in 2004, we had restructuring expenses of $7.3 million and reduced our staffing by approximately 260 employees. Approximately $629,000 and $2.3 million in severance costs remained to be paid to employees providing service past March 31, 2005 and December 31, 2004, respectively. Additional severance costs for employees providing service beyond a minimum retention period is expected to be minimal.

Accrued liabilities associated with Company-wide restructuring efforts were approximately $746,000 and $2.5 million at March 31, 2005 and December 31, 2004, respectively, and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(58)
Cash payments	(2,078)	—

Accrual balance at March 31, 2005	$629	$117

Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	2,382	—
Cash payments	(2,222)	(10)

Accrual balance at March 31, 2004	$188	$115

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative. Severance and lease termination costs are not allocated to the reportable segments.

Note 9: Income Taxes

We currently estimate our 2005 annual effective income tax rate will be approximately 39.8%. Our effective income tax rate differs from the federal statutory rate of 35.0% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. Our effective income tax rates were 37.7% and 51.1% for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2004 rate was higher than the annual effective income tax rate as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note 10: Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the three months ended March 31, 2005.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.9 million and $7.3 million at March 31, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $24.0 million and $23.3 million at March 31, 2005 and December 31, 2004, respectively.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorneys’ fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In the quarter ending March 31, 2005, we recorded $100,000 in probable losses. We have also identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second quarter of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

Note 11: Segment Information

We have two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the Electricity Metering operating group, which is individually maintained and reviewed. At March 31, 2005, Electricity Metering had total assets of $274.9 million. The allocation of depreciation expense to the operating groups was approximately 60% and 50% at March 31, 2005 and 2004, respectively. We classify sales in the United States and Canada as domestic revenues. International revenues were $8.1 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Operating Segment Information

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$49,676	$54,746
Electricity Metering	54,106	—

Total Hardware Solutions	103,782	54,746
Software Solutions	12,688	10,856

Total Company	$116,470	$65,602

Gross margin
Hardware Solutions
Meter Data Collection	$21,044	$26,777
Electricity Metering	24,277	—

Total Hardware Solutions	45,321	26,777
Software Solutions	5,677	3,095

Total Company	$50,998	$29,872

Operating income (loss)
Hardware Solutions
Meter Data Collection	$16,028	$21,774
Electricity Metering	19,889	—
Other unallocated costs	(6,021)	(3,349)

Total Hardware Solutions	29,896	18,425
Software Solutions	(2,652)	(6,974)
Corporate unallocated	(21,471)	(12,490)

Total Company	5,773	(1,039)
Total other income (expense)	(4,462)	(471)

Income (loss) before income taxes	$1,311	$(1,510)

No customer represented more than 10% of total Company revenues or individual segment revenues for the three months ended March 31, 2005 and 2004.

Note 12: Comprehensive Income (Loss)

Comprehensive income (loss) adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income (loss) items during the period, net of tax, were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$817	$(738)
Change in foreign currency translation adjustments, net of tax	(265)	(228)

Total comprehensive income (loss)	$552	$(966)

Accumulated other comprehensive income, net of tax, was approximately $688,000 and $954,000 at March 31, 2005 and December 31, 2004, respectively, and consisted of adjustments for foreign currency translation only.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note 13: Condensed Consolidating Financial Information

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

Prior to the SEM acquisition, we had three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary holds an investment in a non-guarantor subsidiary. Therefore, for the three months ended March 31, 2004, we combined the parent company and the combined guarantor subsidiaries. The net income from this investment was $122,000 for the three months ended March 31, 2004.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$50,496	$52,230	$9,113	$(7,637)	$104,202
Service	10,888	(26)	1,967	(561)	12,268

Total revenues	61,384	52,204	11,080	(8,198)	116,470

Cost of revenues
Sales	29,412	30,237	7,197	(7,647)	59,199
Service	5,547	—	778	(52)	6,273

Total cost of revenues	34,959	30,237	7,975	(7,699)	65,472

Gross profit	26,425	21,967	3,105	(499)	50,998
Operating expenses
Sales and marketing	10,624	1,361	1,254	—	13,239
Product development	9,365	2,464	583	(498)	11,914
General and administrative	8,681	979	306	—	9,966
Amortization of intangible assets	1,450	8,266	—	—	9,716
Restructurings	95	108	187	—	390

Total operating expenses	30,215	13,178	2,330	(498)	45,225

Operating income (loss)	(3,790)	8,789	775	(1)	5,773
Other income (expense)
Interest income	220	26	3	(245)	4
Interest expense	(563)	(3,919)	(330)	245	(4,567)
Other income (expense), net	122	(1)	(21)	1	101

Total other income (expense)	(221)	(3,894)	(348)	1	(4,462)

Income (loss) before income taxes	(4,011)	4,895	427	—	1,311
Income tax (provision) benefit	1,540	(1,812)	(222)	—	(494)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	3,288	34	—	(3,322)	—

Net income	$817	$3,117	$205	$(3,322)	$817

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$54,619	$530	$(133)	$55,016
Service	9,605	1,873	(892)	10,586

Total revenues	64,224	2,403	(1,025)	65,602

Cost of revenues
Sales	29,553	187	(133)	29,607
Service	5,582	1,361	(820)	6,123

Total cost of revenues	35,135	1,548	(953)	35,730

Gross profit	29,089	855	(72)	29,872
Operating expenses
Sales and marketing	8,946	708	—	9,654
Product development	10,366	(72)	(72)	10,222
General and administrative	6,482	144	—	6,626
Amortization of intangible assets	2,027	—	—	2,027
Restructurings	2,345	37	—	2,382

Total operating expenses	30,166	817	(72)	30,911

Operating income (loss)	(1,077)	38	—	(1,039)
Other income (expense)
Interest income	126	2	(111)	17
Interest expense	(661)	(204)	111	(754)
Other income (expense), net	361	(95)	—	266

Total other income (expense)	(174)	(297)	—	(471)

Income (loss) before income taxes	(1,251)	(259)	—	(1,510)
Income tax (provision) benefit	822	(50)	—	772
Equity in earnings (losses) of non-guarantor subsidiaries	(309)	—	309	—

Net income (loss)	$(738)	$(309)	$309	$(738)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Balance Sheet

At March 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$8,757	$2,332	$4,539	$—	$15,628
Accounts receivable, net	43,872	23,085	6,928	—	73,885
Intercompany accounts receivable	14,483	9,834	21,818	(46,135)	—
Inventories	21,641	16,766	4,414	—	42,821
Deferred income taxes, net	18,199	886	331	—	19,416
Other	5,742	234	4,016	—	9,992
Intercompany other	19,265	18,605	—	(37,870)	—

Total current assets	131,959	71,742	42,046	(84,005)	161,742

Property, plant and equipment, net	39,365	11,593	3,863	—	54,821
Intangible assets, net	13,170	139,192	58	—	152,420
Goodwill	83,754	19,915	12,002	—	115,671
Deferred income taxes, net	22,790	9,300	1,380	(1,276)	32,194
Intercompany notes receivable	20,425	26	—	(20,451)	—
Other	32,664	16,621	59	(34,087)	15,257

Total assets	$344,127	$268,389	$59,408	$(139,819)	$532,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,427	$11,500	$1,481	$—	$32,408
Intercompany accounts payable and accrued expenses	27,917	13,334	4,884	(46,135)	—
Wages and benefits payable	10,893	3,622	1,127	—	15,642
Current portion of debt	246	1,050	812	—	2,108
Current portion of warranty	4,825	967	638	—	6,430
Short-term intercompany advances	16,574	17,999	3,297	(37,870)	—
Unearned revenue	18,855	134	862	—	19,851

Total current liabilities	98,737	48,606	13,101	(84,005)	76,439

Long-term debt	47,970	204,504	—	—	252,474
Project financing debt	—	—	3,018	—	3,018
Intercompany notes payable	—	—	20,451	(20,451)	—
Warranty	3,980	877	—	—	4,857
Deferred income taxes, net	—	—	1,276	(1,276)	—
Other obligations	6,396	—	49	—	6,445

Total liabilities	157,083	253,987	37,895	(105,732)	343,233

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	215,813	14,031	20,421	(34,454)	215,811
Accumulated other comprehensive income (loss)	(1,142)	—	1,830	—	688
Accumulated earnings (deficit)	(27,627)	371	(738)	367	(27,627)

Total shareholders’ equity	187,044	14,402	21,513	(34,087)	188,872

Total liabilities and shareholders’ equity	$344,127	$268,389	$59,408	$(139,819)	$532,105

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Balance Sheet

At December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,393	$461	$5,770	$—	$11,624
Accounts receivable, net	63,300	17,611	9,186	—	90,097
Intercompany accounts receivable	9,300	10,695	23,187	(43,182)	—
Inventories	22,669	18,914	3,876	—	45,459
Deferred income taxes, net	21,786	604	343	—	22,733
Other	4,269	195	1,013	—	5,477
Intercompany other	12	9,318	1,000	(10,330)	—

Total current assets	126,729	57,798	44,375	(53,512)	175,390

Property, plant and equipment, net	40,919	11,729	7,042	—	59,690
Intangible assets, net	14,621	147,458	58	—	162,137
Goodwill	83,753	21,683	12,035	—	117,471
Deferred income taxes, net	19,708	7,299	1,454	(1,209)	27,252
Intercompany notes receivable	22,089	—	—	(22,089)	—
Other	28,660	17,009	63	(30,521)	15,211

Total assets	$336,479	$262,976	$65,027	$(107,331)	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,286	$11,984	$2,169	$—	$37,439
Intercompany accounts payable and accrued expenses	27,817	8,797	6,568	(43,182)	—
Wages and benefits payable	8,451	3,956	1,540	—	13,947
Current portion of debt	6,621	28,229	797	—	35,647
Current portion of warranty	5,141	1,293	809	—	7,243
Short-term intercompany advances	5,184	1,000	4,146	(10,330)	—
Unearned revenue	21,647	134	1,210	—	22,991

Total current liabilities	98,147	55,393	17,239	(53,512)	117,267

Long-term debt	45,479	193,882	—	—	239,361
Project financing debt	—	—	3,227	—	3,227
Intercompany notes payable	—	—	22,089	(22,089)	—
Warranty	3,734	2,597	—	—	6,331
Deferred income taxes, net	—	—	1,209	(1,209)	—
Other obligations	6,521	—	14	—	6,535

Total liabilities	153,881	251,872	43,778	(76,810)	372,721

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	211,920	13,850	20,360	(34,210)	211,920
Accumulated other comprehensive income (loss)	(878)	—	1,832	—	954
Accumulated deficit	(28,444)	(2,746)	(943)	3,689	(28,444)

Total shareholders’ equity	182,598	11,104	21,249	(30,521)	184,430

Total liabilities and shareholders’ equity	$336,479	$262,976	$65,027	$(107,331)	$557,151

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$817	$3,117	$205	$(3,322)	$817
Non-cash charges (credits) to income:
Depreciation and amortization	3,626	9,149	205	—	12,980
Stock option & employee stock purchase plan income tax benefits	1,129	—	—	—	1,129
Amortization of prepaid debt fees	288	422	—	—	710
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(3,288)	(34)	—	3,322	—
Interest expense as a result of pushdown of debt	(3,919)	3,919	—	—	—
Mark-to-market of interest rate cap and interest rate swap	(520)	—	—	—	(520)
Deferred income tax provision (benefit)	505	(2,283)	160	—	(1,618)
Other, net	513	—	(63)	—	450
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,428	(5,490)	2,258	—	16,196
Inventories	1,028	2,148	(538)	—	2,638
Accounts payable and accrued expenses	(1,863)	(2,412)	(688)	—	(4,963)
Wages and benefits payable	2,441	(494)	(345)	—	1,602
Unearned revenue	(2,717)	—	(348)	—	(3,065)
Warranty	(69)	(48)	(171)	—	(288)
Other long-term obligations	(200)	—	—	—	(200)
Intercompany transactions, net	(5,083)	5,398	(315)	—	—
Other, net	(853)	(39)	(60)	—	(952)

Cash provided by operating activities	11,263	13,353	300	—	24,916

Investing activities
Proceeds from the sale of property, plant and equipment	5	—	2	—	7
Acquisition of property, plant and equipment	(951)	(747)	(22)	—	(1,720)
Cash transferred to parent	—	(11,390)	1,000	10,390	—
Cash transferred to non-guarantor subsidiaries	(1,254)	2,103	—	(849)	—
Intercompany notes, net	1,664	(26)	—	(1,638)	—
Other, net	(1,208)	—	142	—	(1,066)

Cash provided (used) by investing activities	(1,744)	(10,060)	1,122	7,903	(2,779)

Financing activities
Payments on debt	(20,463)	—	(194)	—	(20,657)
Issuance of common stock	2,609	—	—	—	2,609
Prepaid debt fees	349	(422)	—	—	(73)
Cash received from guarantor subsidiaries	11,390	—	(2,103)	(9,287)	—
Cash received from non-guarantor subsidiaries	—	(1,000)	—	1,000	—
Cash received from parent	—	—	1,254	(1,254)	—
Intercompany notes, net	—	—	(1,638)	1,638	—
Other, net	(40)	—	28	—	(12)

Cash used by financing activities	(6,155)	(1,422)	(2,653)	(7,903)	(18,133)

Increase (decrease) in cash and cash equivalents	3,364	1,871	(1,231)	—	4,004
Cash and cash equivalents at beginning of period	5,393	461	5,770	—	11,624

Cash and cash equivalents at end of period	$8,757	$2,332	$4,539	$—	$15,628

Non-cash transactions:
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary, net of payments	$18,059	$(18,059)	$—	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$321	$—	$115	$—	$436
Interest	1,871	—	75	—	1,946

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(738)	$(309)	$309	$(738)
Non-cash charges (credits) to income:
Depreciation and amortization	4,283	157	—	4,440
Stock option & employee stock purchase plan income tax benefits	403	—	—	403
Amortization of prepaid debt fees	198	—	—	198
Equity in earnings (losses) of non-guarantor subsidiaries	309	—	(309)	—
Deferred income tax benefit	(1,288)	—	—	(1,288)
Other, net	(168)	—	—	(168)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,739	2,626	—	23,365
Inventories	(3,531)	152	—	(3,379)
Accounts payable and accrued expenses	(2,835)	(547)	40	(3,342)
Wages and benefits payable	(490)	(42)	—	(532)
Unearned revenue	(1,209)	(327)	—	(1,536)
Warranty	(3,115)	(145)	(40)	(3,300)
Other long-term obligations	(125)	—	—	(125)
Intercompany transactions, net	904	(904)	—	—
Other, net	46	(16)	—	30

Cash provided by operating activities	13,383	645	—	14,028

Investing activities
Proceeds from the sale of property, plant and equipment	2	—	—	2
Acquisition of property, plant and equipment	(4,256)	(38)	—	(4,294)
Pre-acquisition activities	(1,626)	—	—	(1,626)
Payment of contingent purchase price for acquisition	(1,184)	—	—	(1,184)
Cash transferred to non-guarantor subsidiaries	(845)	—	845	—
Cash received from non-guarantor subsidiaries	1,540	—	(1,540)	—
Other, net	106	90	—	196

Cash provided (used) by investing activities	(6,263)	52	(695)	(6,906)

Financing activities
Change in short-term borrowings, net	(5,000)	—	—	(5,000)
Payments on debt	(4,167)	(180)	—	(4,347)
Issuance of common stock	1,442	—	—	1,442
Prepaid debt fees	(164)	—	—	(164)
Intercompany notes payable	—	845	(845)	—
Payments on intercompany notes payable	—	(1,540)	1,540	—
Other, net	(4)	—	—	(4)

Cash used by financing activities	(7,893)	(875)	695	(8,073)

Decrease in cash and cash equivalents	(773)	(178)	—	(951)
Cash and cash equivalents at beginning of period	5,088	1,152	—	6,240

Cash and cash equivalents at end of period	$4,315	$974	$—	$5,289

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$113	$—	$—	$113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$15	$—	$—	$15
Interest	644	89	—	733

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note 14: Subsequent Events

On April 19, 2005, we completed two amendments to our $240 million senior secured credit facility. The amendments included a 50 basis point reduction in the term loan interest rate and increases to our maximum consolidated leverage and consolidated senior debt ratios. In addition, we obtained the ability to increase our revolver commitment to $75 million at a future date. We also increased our letter of credit limit to $55 million and have the ability to increase it to $65 million at a future date. Our required minimum quarterly principal payments have decreased to $324,000 for the next 19 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters. The term loan continues to mature in 2011.

On April 25, 2005, we made a $5.0 million optional prepayment on our senior secured credit facility term loan, bringing the outstanding balance to $124.6 million as of that date.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes included in this report, and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2005.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) potential disruptions in operations associated with the further integration of the acquisition of the electricity metering business of Schlumberger (SEM), 3) rescheduling of current customer orders, 4) changes in estimated liabilities for product warranties, 5) changes in laws and regulations (including Federal Communications Commission licensing actions) and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 11, 2005.

Results of Operations

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

Executive Highlights

On July 1, 2004, we completed the acquisition of SEM, which is now our Hardware Solutions—Electricity Metering segment. As a result of the acquisition, we are now one of the largest suppliers of electricity meters in the United States. The purchase price was approximately $248 million, which we financed with the issuance of debt. The acquisition resulted in a significant increase in our revenues and changed many other aspects of our results of operations, financial condition and cash flows, which are described in detail in each applicable area within the discussion that follows.

Total revenues for the first quarter of 2005 were $116.5 million compared with $65.6 million in the first quarter of 2004. Electricity Metering contributed $54.1 million of the $116.5 million in total revenues for the three months ended March 31, 2005. With the acquisition of SEM, we anticipate we will have a higher portion of our electric automatic meter reading (AMR) shipments in the form of solid-state electricity meters with AMR embedded (which are included in Electricity Metering revenues) as opposed to separate modules for installation on new or existing mechanical electric meters (which are included in Hardware Solutions—Meter Data Collection revenues). Prior to the acquisition of SEM, revenues from shipments of new meters with AMR embedded were in the form of royalties only. This represents a fundamental change in the way we distribute our products and is an important transition to consider when comparing segment performance from period to period.

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

Total new order bookings in the first quarter of 2005 were $117 million compared with $66 million in the first quarter of 2004. Total backlog was $190 million at March 31, 2005 compared with $155 million at March 31, 2004, with the increase attributable to Electricity Metering.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues and gross margin for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004	% Change
	(in millions)
Revenues
Sales	$104.2	$55.0	89%
Service	12.3	10.6	16%

Total revenues	$116.5	$65.6	78%

	Three Months Ended March 31,
	2005	2004
Gross Margin
Sales	43%	46%
Service	49%	42%

Total gross margin	44%	46%

Revenues

We had a $49.2 million increase in sales revenues for the first quarter of 2005, compared with the first quarter of 2004. The increase resulted from $54.1 million in Electricity Metering sales revenue offset by a decrease in Meter Data Collections sales revenues. Service revenues increased in the first quarter of 2005, primarily due to higher maintenance revenues resulting from a larger software install base.

No customer represented more than 10% of total revenues in the first quarters of 2005 or 2004. Our ten largest customers accounted for approximately 24% of revenues during the first quarter of 2005. During the same period in 2004, our ten largest customers accounted for approximately 40% of revenues.

Gross Margins

As a percentage of revenue, sales gross margin for the first quarter of 2005 decreased three percentage points, compared with the same period in 2004, primarily due to lower average selling prices on electric AMR modules. Service gross margin increased seven percentage points in the first quarter of 2005, compared with the same period in 2004, primarily due to higher maintenance margins resulting from a larger software install base.

Segment Revenues, Gross Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). Revenues for each operating group are reported according to product lines. There are no inter-operating group revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services are based on actual time and materials incurred and an allocation of miscellaneous service related costs. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the Electricity Metering operating group, which is individually maintained and reviewed. The allocation of depreciation expense to the operating groups was approximately 60% and 50% at March 31, 2005 and 2004, respectively. We classify sales in the United States and Canada as domestic revenues. International revenues were $8.1 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, and forecasting and related implementation, forecasting and consulting services.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended March 31,
	2005	2004	% Change
	(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$49.7	$54.7	-9%
Electricity Metering	54.1	—	100%

Total Hardware Solutions	103.8	54.7	90%
Software Solutions	12.7	10.9	17%

Total Company	$116.5	$65.6	78%

	Three Months Ended March 31,
	2005	2004
Segment Gross Margin
Hardware Solutions
Meter Data Collection	42%	49%
Electricity Metering	45%	—
Total Hardware Solutions	44%	49%
Software Solutions	45%	29%
Total Company	44%	46%

	Three Months Ended March 31,
	2005	2004	% Change
	(in millions)
Segment Operating Income (Loss)
Hardware Solutions
Meter Data Collection	$16.0	$21.8	-27%
Electricity Metering	19.9	—	100%
Other unallocated costs	(6.0)	(3.4)	-76%

Total Hardware Solutions	29.9	18.4	63%
Software Solutions	(2.6)	(6.9)	62%
Corporate unallocated	(21.5)	(12.5)	-72%

Total Company	$5.8	$(1.0)	680%

Hardware Solutions—Meter Data Collection: Meter Data Collection revenues decreased $5.0 million, or 9%, in the first quarter of 2005, compared with the first quarter of 2004, due to lower implementation revenues, hardware revenues and royalties. We shipped approximately 935,000 standalone electric, gas and water AMR modules in the first quarter of 2005, compared with 820,000 in the first quarter of 2004. However, average selling prices for electric AMR modules declined resulting in lower hardware revenues. Average selling prices for electric AMR modules declined as a result of certain electric AMR modules sold at cost during the quarter to another AMR vendor, along with general market pricing pressure from that vendor and other vendors. The sales at cost to this particular AMR vendor were pursuant to a licensing and sales agreement required by the consent decree entered into with the Federal Trade Commission in connection with the acquisition of SEM. The sales portion of the agreement expires later in 2005. In the first quarter of 2005, we shipped approximately 375,000 electricity meters with our AMR technology embedded (that are reflected in Electricity Metering revenues). During the first quarter of 2004, prior to our acquisition of SEM on July 1, 2004, revenues from these shipments were in the form of royalties only that were reflected in Meter Data Collection revenues. There were no customers that represented more than 10% of Meter Data Collection revenues in the first quarter of 2005 and 2004. Meter Data Collection gross margins declined seven percentage points in the first quarter of 2005 compared with the first quarter of 2004 due to lower average selling prices on electric AMR modules and lower royalties.

Meter Data Collection operating expenses were $5.0 million, or 10% of revenues, for the first quarter of 2005 compared with $5.0 million, or 9% of revenues for the first quarter of 2004.

Hardware Solutions—Electricity Metering: We acquired our Electricity Metering business as of July 1, 2004. Sales of meters and related services resulted in $54.1 million of revenues for the first quarter of 2005. We shipped approximately 1.1 million meters in the three months ended March 31, 2005, of which approximately 34% were enabled with our AMR technology and another 19% were enabled with other AMR vendors’ technology. There were no customers that represented more than 10% of Electricity Metering revenues in the first quarter of 2005.

Electricity Metering gross margin in the first quarter of 2005 was 45%, compared with 40% in the fourth quarter of 2004. The improved margin compared with the previous quarter results from higher volumes and a different mix of meters. In addition, in the fourth quarter we had $3.0 million of service revenue at a 12% margin, which was related to services we phased out by December 31, 2004.

Operating expenses for Electricity Metering were $4.4 million, or 8% of revenue, for the first quarter of 2005, compared with $10.6 million, or 18% of revenue, for the three months ended December 31, 2004. The fourth quarter included $6.4 million of in-process research and development (IPR&D), which was expensed as required. We anticipate operating expenses for Electricity Metering will be slightly lower as a percentage of revenue, compared with Meter Data Collection, due to lower product development and marketing expenses as a result of a more narrowly focused product offering.

Hardware Solutions—Other unallocated costs: Operating expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions Other unallocated costs.” These costs increased approximately $2.6 million for the first quarter of 2005, compared with the first quarter of 2004, primarily due to the addition of Electricity Metering. As a percentage of revenue, these operating expenses remained constant at 6% for the first quarter of 2005 and 2004.

Software Solutions: The increase of $1.8 million, or 17%, in Software Solutions revenues in the first quarter of 2005, compared with the first quarter of 2004, was due to additional software licenses, higher professional services and maintenance fees related to new software products. There were no customers that represented more than 10% of Software Solutions revenues for the three months ended March 31, 2005 and 2004.

Software Solutions gross margin increased in the first quarter of 2005, compared with 2004, primarily due to better utilization of professional service personnel as a result of workforce reductions in 2004 and higher maintenance revenue due to a larger software install base.

Gross margin dollars for Software Solutions are not yet sufficient to cover current operating expenses, which include a significant investment in product development. However, workforce and facility reductions during 2004 have contributed to lower operating losses in 2005. Software Solutions operating expenses decreased $1.7 million in the first quarter of 2005, compared with the first quarter of 2004 and decreased as a percentage of revenue from 93% to 66% for the same period.

Corporate unallocated: Operating expenses not directly associated with an operating group are classified as “Corporate unallocated.” These expenses increased $9.0 million in the first quarter of 2005, compared with the same period in 2004, primarily due to $7.7 million of increased intangible asset amortization expenses, most of which were attributable to the SEM acquisition. In addition, the SEM acquisition resulted in increased other operating expenses, which were partially offset by a decrease in restructuring charges. Restructuring activities were largely completed as of December 31, 2004.

Backlog of Orders

Meter Data Collection and Software Solutions project sales involve annual or multi-year contracts and are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Routine sales include follow-on or add-on orders with existing customers and initial orders with new customers. Electricity Metering typically has long-term non-binding commitments with customers that are fulfilled as purchase orders are released against those commitments. Purchase orders are subject to changes in volumes or time periods.

For Meter Data Collection and Software Solutions, bookings for a reported period represent contracts and purchase orders signed during a specified period, except for those related to annual maintenance. Bookings for Electricity Metering represent purchase orders received during the period. Annual maintenance contracts are not included in bookings or backlog.

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

Information on bookings and backlog is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
March 31, 2005	$117	$190	$116
December 31, 2004	128	179	97
September 30, 2004	98	177	104
June 30, 2004	66	153	76
March 31, 2004	66	155	79
December 31, 2003	45	145	62
September 30, 2003	67	169	69
June 30, 2003	41	173	79

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

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
	(in millions)		(in millions)
Operating Expenses
Sales and marketing	$13.2	11%	$9.7	15%
Product development	11.9	10%	10.2	16%
General and administrative	10.0	9%	6.6	10%
Amortization of intangibles	9.7	8%	2.0	3%
Restructurings	0.4	—	2.4	4%

Total operating expenses	$45.2	39%	$30.9	47%

Operating expenses increased during the first quarter of 2005 compared with the same period in 2004, primarily due to our acquisition of SEM on July 1, 2004.

Sales and marketing expenses increased $3.5 million, or 36%, in the first quarter of 2005 as a result of additional sales and marketing staff and product marketing activities primarily related to the SEM acquisition. As a percentage of revenues, sales and marketing decreased four percentage points in the first quarter of 2005 due to a more narrowly focused product offering for Electricity Metering, compared with Meter Data Collection and Software Solutions.

Product development expenses increased $1.7 million, or 17%, in the first quarter of 2005 due primarily to the SEM acquisition. As a percentage of revenues, product development decreased six percentage points in the first quarter of 2005 compared with the same period in 2004, due to Electricity Metering’s more narrowly focused product offering.

General and administrative expenses increased $3.4 million, or 52%, in the first quarter of 2005, compared with the same period in 2004, primarily due to the SEM acquisition, as well as increases in professional services for Sarbanes-Oxley compliance, increased audit and tax fees, the write-off of internal software no longer in use and an increase in headcount for general and administrative functions.

Amortization of intangible assets increased as a result of the addition of $167.1 million in amortizable intangible assets from the SEM acquisition on July 1, 2004.

Restructuring expenses were $390,000 in the first quarter of 2005, compared with $2.4 million in the first quarter of 2004. During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. Restructuring expenses in the first quarter of 2005 are associated with additional costs for those activities.

In-Process Research and Development Expenses

In 2004, as a result of the SEM acquisition, we recorded an IPR&D charge as follows:

	Year of Acquisition	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
		(in millions)
Schlumberger’s Electricity Metering Business	2004	$6.4	$1.2	18%	14%

Our July 1, 2004 our acquisition of SEM resulted in $6.4 million of IPR&D expense, which we recognized in the fourth quarter of 2004. The IPR&D consisted primarily of next generation technology, valued at $5.7 million. At March 31, 2005, we believe we are progressing with the development as estimated, except for extending the completion date due to an internal shift in resources. We have estimated the research and development to be approximately 65% complete, with a cost to complete the development of approximately $900,000 over the next 12 to 15 months. We have a high degree of confidence that we will be able to complete the development of these in-process development projects as we believe we have no major technological hurdles and no significant resource constraints. In addition, the development of these projects is not dependent on a single individual. However, if the projects are not completed in a reasonable time frame, we may face increasing competition from competitors that are able to respond more quickly to new or emerging technologies and changes in customer requirements.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest income	$4	$17
Interest expense	(4,567)	(754)
Other income (expense), net	101	266

Total other income (expense)	$(4,462)	$(471)

The increase in interest expense in the first quarter of 2005, compared with the first quarter of 2004, is primarily due to interest and the amortization of prepaid debt fees related to the debt we issued in May and July of 2004 to fund the acquisition of SEM.

Income Taxes

We currently estimate our 2005 annual effective income tax rate will be approximately 39.8%. Our effective income tax rate differs from the federal statutory rate of 35.0% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expiration of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. Our effective income tax rates were 37.7% and 51.1% for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2004 rate was higher than the annual effective income tax rate as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the quarter.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating activities	$24.9	$14.0
Investing activities	(2.8)	(6.9)
Financing activities	(18.1)	(8.1)

Increase (decrease) in cash and cash equivalents	$4.0	$(1.0)

Operating activities: The largest component of non-cash operating items in the first quarter of 2005 was depreciation and amortization expenses of approximately $13.0 million. By comparison, depreciation and amortization was approximately $4.4 million in the first quarter of 2004.

Changes in operating assets and liabilities, net of acquisitions, provided $11.0 million in cash during the three months ended March 31, 2005. High cash collections on the $90.1 million of accounts receivable at December 31, 2004 provided $16.2 million of cash during the quarter. Partially offsetting the accounts receivable collections were decreases in accounts payable and accrued expenses and unearned revenue. Accounts payable and accrued expenses decreased during the first quarter of 2005 due to the timing of payments. Unearned revenue decreased during the first quarter of 2005 due to the recognition of quarterly revenue related to annual billings for support services.

Changes in operating assets and liabilities, net of acquisitions, provided $11.2 million in cash during the three months ended March 31, 2004. Collections against the $70.8 million in accounts receivable at December 31, 2003 provided $23.4 million in cash during the quarter. Offsetting the decrease in accounts receivable was an increase in inventories and decreases in accounts payable and accrued expenses and in warranty. Inventory balances increased as we used available capacity to build inventory for an expected increase in demand in the second half of 2004. Accounts payable and accrued expenses decreased due to the timing of trade payable payments and the reduction of a forward loss accrual for an installation contract as services were provided during the quarter. At the end of 2003, the current portion of warranty included a special warranty reserve for a specific type of electric AMR module product failure. During the first quarter of 2004, we incurred $2.8 million in costs to replace the affected product, which was charged against the warranty accrual.

Investing activities: We used $1.7 million in cash for property, plant and equipment purchases during the first quarter of 2005, compared with $4.3 million during the first quarter of 2004. The purchases of property, plant and equipment in the first quarter of 2004 included the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. We used $1.6 million for SEM pre-acquisition costs during the three months ended March 31, 2004, with no comparable activity during the same period in 2005. We made cash payments during the first quarter of 2004 totaling $1.2 million to Regional Economic Research, Inc. (RER), shareholders as the earnout revenue targets for RER were exceeded in 2003.

Financing activities: We made $20.0 million of optional repayments and $463,000 in minimum mandatory repayments on our term loan debt during the first quarter of 2005, compared with $4.3 million in repayments on debt during the first quarter of 2004. We had net payments of $5.0 million on our revolving line of credit in the first quarter of 2004 compared with no net borrowings or payments in the first quarter of 2005. We received $2.6 million from employee stock purchase plan purchases and stock option exercises during the three months ended March 31, 2005, compared with $1.4 million during the same period in 2004.

We had no off-balance sheet financing agreements at March 31, 2005 and December 31, 2004, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At March 31, 2005, we had $15.6 million in cash and cash equivalents. Cash equivalents historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents.

We have a $240 million senior secured credit facility comprised of a $55 million five-year senior secured revolving credit facility (revolver) and a $185 million seven-year senior secured term loan (term loan). The senior secured credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The annual interest rates under this facility vary depending on market rates and our consolidated leverage ratio. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $12.9 million at March 31, 2005. The senior secured credit facility contains financial covenants that require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with all of our debt covenants at March 31, 2005.

The $185 million term loan matures in 2011 and requires minimum quarterly principal payments of $462,500 for the first six years ($1.85 million annually) and $43.5 million for each of the last four quarters of the term loan (totaling $173.9 million). Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last four quarters. Interest rates on the term loan depend on our consolidated leverage ratio, and before the April 2005 amendment, described below, were based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 2.25% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 1.0% to 1.25%, payable at various intervals ranging from monthly to quarterly. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of approximately $34.0 million during 2004 and $20.0 million during the first quarter of 2005.

In April 2005, we amended our term loan and revolver to increase our maximum consolidated leverage ratio and consolidated senior debt ratios. In addition, we reduced our term loan interest rate by 50 basis points from the original rates and obtained the ability to increase our revolver commitment to $75 million at a future date as defined in the April 2005 amendment. We also increased our letter of credit limit to $55 million and have the ability to increase it to $65 million at a future date.

At December 31, 2004, the outstanding balance on the term loan was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December

31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As a result of the April 2005 amendment to increase the maximums for our leverage ratios, the classification between current and long-term at March 31, 2005 was based only on the mandatory principal payments defined in the amended borrowing agreement.

For the revolver, interest rates vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. At March 31, 2005 there were no borrowings outstanding under the revolver and $24.0 million was utilized by outstanding standby letters of credit resulting in $31.0 million available for additional borrowings.

On October 1, 2004, we completed a $30 million interest rate swap whereby we will receive variable interest payments based on the three-month LIBOR and pay fixed interest payments based on a rate of 3.26%, over a three-year term. There were no origination fees or other significant up-front costs in connection with this financing instrument. In addition, on October 1, 2004, we purchased a 4.0% three-month LIBOR interest rate cap pertaining to an additional $10 million of floating rate debt. The interest rate cap commences on October 1, 2005 and matures on September 30, 2007. The origination fee in connection with the interest rate cap was $103,000, which was recorded in other current assets and will be revalued to fair value each quarter. The $30 million interest rate swap increased our percentage of fixed rate debt to 65% at March 31, 2005, which is above the minimum requirement of 50%. These derivative instruments were initially designated as cash flow hedges with the after-tax effect of the mark-to-market valuation recorded as an adjustment to accumulated other comprehensive income (loss) and the offset included in accrued interest. However, as a result of the optional prepayments in the fourth quarter of 2004 on our term loan, we determined these cash flow hedges to be ineffective. As a result, in the first quarter of 2005, we recorded a net gain of $520,000 to interest expense, with a corresponding increase in other current assets, for the change in fair value of the interest rate swap and cap. The interest rate swap and cap had fair market values of approximately $693,000 and $120,000, respectively at March 31, 2005, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. We intend to keep these interest rate swap and cap agreements in place as their cash flows will continue to hedge a portion of the outstanding variable rate debt even though the swap does not qualify for hedge accounting.

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% senior subordinated notes (notes), due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at March 31, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new exchange notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the credit facility. Fixed annual interest payments are required every six months, in May and November. The notes are subordinated to our $240 million senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

On March 16, 2005 we filed a shelf registration statement on Form S-3 registering $100 million of equity and debt securities, which was declared effective March 29, 2005. The shelf registration statement enables us to issue equity and debt securities in response to market conditions. The availability or timing of any issuance under the shelf registration statement is subject to market conditions, including investor demand for our securities.

We maintain bid and performance bonds for certain customers. Bonds in force were $7.9 million and $7.3 million at March 31, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $24.0 million and $23.3 million at March 31, 2005 and December 31, 2004, respectively.

We have an employee bonus and profit sharing plan for certain employees who do not participate in other commission and bonus programs. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was made during the first quarter of 2005 for the fiscal year 2004. The performance measures established for the 2005 bonus and profit sharing plan are based on achievement of specified levels of earnings. We accrued approximately $1.3 million under this plan for the three months ended March 31, 2005.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets were acquired in connection with the acquisitions of Silicon Energy Corp., LineSoft Corporation and RER. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2005, we expect to pay approximately $1.5 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2006, based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized in 2005 and our remaining tax credits not limited by Section 383 will be fully utilized in 2006.

Working capital at March 31, 2005 was $85.3 million compared with $58.1 million at December 31, 2004. The change in working capital primarily results from the balance sheet classification at December 31, 2004 of $33 million of our term loan debt as current. At March 31, 2005, only $2.1 million was classified as current due to $20 million of repayments made during the first quarter of 2005 and the April 2005 amendment, which increased our maximum leverage ratios.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risks Relating to Our Business” within Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 11, 2005, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In the quarter ending March 31, 2005, we recorded $100,000 in probable losses. We have also identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second quarter of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages and attorneys’ fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements under the provisions of Emerging Issues Task Force 00-21. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance, 4) upon customer acceptance provisions or 5) transfer of title. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

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

Debt Issue Costs: Debt issue costs represent direct costs incurred related to the issuance of long-term debt, which are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the condensed consolidated statements of operations.

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2004, 2003 and 2002. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1st, under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our operating groups, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Warranty: We generally offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, a non-standard warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the standard and non-standard warranty provisions and makes adjustments when necessary. The standard and non-standard warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products.

Derivative Instruments and Hedging Activities: We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the Condensed Consolidated Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in the results of operations. A cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. Derivatives are not used for trading or speculative purposes. Refer to Note 7: Debt for a discussion of our interest rate swap and cap agreements.

Health Benefits: We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). The IBNR accrual is based upon the recent average level of paid claims under the plan and an estimated lag factor to provide for those claims that have been incurred but not yet paid. We believe that the assumptions and information used to develop our accruals are reasonable based on historical results. However, significant changes in the various cost factors of our medical and health care costs could have an effect on the determination of the amount of these accruals in future periods. Plan Costs were approximately $1.8 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. The IBNR accrual balance, which is included in wages and benefits payable, was $1.9 million and $1.8 million at March 31, 2005 and December 31, 2004, respectively.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred on or after January 1, 2006. While we believe this Statement will not have a material effect on our financial statements, the impact of adopting the new rule is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined.

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

SFAS 123R will be effective for Itron’s fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis and applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006.

Subsequent Events

On April 19, 2005, we completed two amendments to our $240 million senior secured credit facility. The amendments included a 50 basis point reduction in the term loan interest rate and increases to our maximum consolidated leverage and consolidated senior debt ratios. In addition, we obtained the ability to increase our revolver commitment to $75 million at a future date. We also increased our letter of credit limit to $55 million and have the ability to increase it to $65 million at a future date. Our required minimum quarterly principal payments have decreased to $324,000 for the next 19 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters. The term loan continues to mature in 2011.

On April 25, 2005, we made a $5.0 million optional prepayment on our senior secured credit facility term loan, bringing the outstanding balance to $124.6 million as of that date.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of April 8, 2005 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at March 31, 2005:

	2005	2006	2007	2008	2009	Beyond 2009
	(in millions)
Interest Rate Swap
Notional principal	$30.0	$30.0	$30.0	$—	$—	$—
Average pay rate	3.26%	3.26%	3.26%	—	—	—
Average receive rate	3.87%	4.44%	4.65%	—	—	—

Interest Rate Cap (1)
Notional principal	$10.0	$10.0	$10.0	$—	$—	$—
Fixed cap rate	4.00%	4.00%	4.00%	—	—	—
Weighted average forward LIBOR rate	4.20%	4.44%	4.65%	—	—	—

Fixed Rate Debt
Project financing debt	$0.6	$0.9	$0.9	$1.0	$0.4	$—
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	—

Senior Subordinated Notes (2)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (3)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (4)	$1.0	$1.3	$1.3	$1.3	$1.3	$123.4
Average interest rate (5)	5.64%	6.19%	6.43%	6.58%	6.71%	6.75%

(1)	The interest rate cap is effective in October 2005 and expires in September 2007.
(2)	The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted at 99.265 to yield 7.875%.
(3)	There was no balance on the revolving credit line at March 31, 2005.
(4)	Repayment of the term loan is based on minimum mandatory principal payments defined in the April 2005 amended senior secured credit facility agreement.
(5)	Term loan debt average interest rates do not include the effects of the interest rate cap. The projected average interest rates including the effect of the interest rate cap are: 5.55% for 2005, 6.15% for 2006, 6.39% for 2007, 6.58% for 2008, 6.71% for 2009 and 7.25% for the period beyond 2009.

Based on a sensitivity analysis as of March 31, 2005, we estimate that if market interest rates average one percentage point higher than in the table above in 2005, our earnings before income taxes in 2005 would decrease by approximately $988,000. The sensitivity analysis does not include the effects of the interest rate swap.

In October 2004, we entered into an interest rate swap agreement. Our senior secured credit facility required that we enter into an interest rate agreement within 90 days after the closing to substantially fix or limit the interest rate on at least 50% of our aggregate principal amount of debt for a period of not less than three years. The $30 million interest rate swap increased the percentage of fixed rate debt to 65% at March 31, 2005, which is above the minimum requirement of 50%. The forecasted interest rates for the term loan debt provided in the tabular format above do not include the benefits of the interest rate swap or cap agreements.

During 2004, we purchased an interest rate cap with a notional amount of $10 million for a one-time, up-front payment of $103,000. The cap is effective in October 2005. The interest rate cap agreement entitles us to receive payments equal to the notional amount of $10 million, times the excess, if any, of the three month LIBOR over 4%. The cap expires in September 2007.

The interest rate cap agreement effectively caps our interest payments on our senior secured term loan, up to the notional amount of the interest rate cap, at four percent. This mitigates our exposure to increases in interest rates on our senior secured term loan, which is at variable rates. At March 31, 2005, the cap agreement had a fair market value of approximately $120,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 7% of our total revenues for the three months ended March 31, 2005. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material affect on our financial results.

Our primary exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our foreign subsidiary operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the United States to foreign distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the United States are not denominated in U.S. dollars, we may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been, and there may continue to be, large period-to-period fluctuations in the relative portions of international revenues that are denominated in foreign currencies.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At March 31, 2005, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the affect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2005. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the affect of currency fluctuations and may institute hedging alternatives.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting in our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after thoughtful analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. A liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In the quarter ending March 31, 2005, we recorded $100,000 in probable losses. We have also identified a few matters for which a loss was reasonably possible but less than probable. We have estimated the range for total possible losses in these matters to be between $50,000 and $600,000, however, in accordance with SFAS No. 5, no liability has been recorded.

During the fourth quarter of 2004, a judgment was entered against us in a Belgian commercial court, which found that Itron terminated a distribution agreement with the plaintiff in violation of a Belgian law relating to distribution agreements. All other counts in the complaint were dismissed. The court did not rule on damages but appointed a special examiner to gather further evidence and determine for the court the amount of the damages. We believe this determination will be made in the second quarter of 2005. We may appeal the matter. An appeal of the matter will result in a new trial of all of the causes of action in the original complaint as amended. We have determined a damage award is not probable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the first quarter of 2005.

ITEM 5: OTHER INFORMATION

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2005 that was not reported.

(b) Not applicable.

ITEM 6: EXHIBITS

Exhibit Number	Description of Exhibits
12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 3rd day of May, 2005.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer