Form 10-Q
period 2005-06-30
ITRON INC /WA/
filed 2005-08-03
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were outstanding 24,177,295 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues
Sales	$122,811	$68,015	$227,013	$123,031
Service	12,312	11,627	24,580	22,213

Total revenues	135,123	79,642	251,593	145,244

Cost of revenues
Sales	70,810	37,852	130,009	67,459
Service	7,574	5,532	13,847	11,655

Total cost of revenues	78,384	43,384	143,856	79,114

Gross profit	56,739	36,258	107,737	66,130
Operating expenses
Sales and marketing	13,529	10,272	26,768	19,926
Product development	11,414	10,554	23,328	20,776
General and administrative	11,770	8,652	21,736	15,278
Amortization of intangible assets	9,715	2,027	19,431	4,054
Restructurings	—	52	390	2,434

Total operating expenses	46,428	31,557	91,653	62,468

Operating income	10,311	4,701	16,084	3,662
Other income (expense)
Interest income	94	111	98	128
Interest expense	(6,385)	(2,261)	(10,952)	(3,015)
Other income (expense), net	454	(1,001)	555	(735)

Total other income (expense)	(5,837)	(3,151)	(10,299)	(3,622)

Income before income taxes	4,474	1,550	5,785	40
Income tax (provision) benefit	4,839	(732)	4,345	40

Net income	$9,313	$818	$10,130	$80

Earnings per share
Basic net income per share	$0.41	$0.04	$0.46	$—

Diluted net income per share	$0.38	$0.04	$0.43	$—

Weighted average number of shares outstanding
Basic	22,811	20,845	22,135	20,750
Diluted	24,416	22,111	23,677	21,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$9,958	$11,624
Accounts receivable, net	85,921	90,097
Inventories	46,351	45,459
Deferred income taxes, net	10,912	22,733
Other	6,143	5,477

Total current assets	159,285	175,390

Property, plant and equipment, net	53,979	59,690
Intangible assets, net	142,704	162,137
Goodwill	115,512	117,471
Deferred income taxes, net	51,583	27,252
Other	12,998	15,211

Total assets	$536,061	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,556	$37,439
Wages and benefits payable	16,720	13,947
Current portion of debt	2,124	35,647
Current portion of warranty	6,148	7,243
Unearned revenue	19,122	22,991

Total current liabilities	83,670	117,267

Long-term debt	165,172	239,361
Project financing debt	2,805	3,227
Warranty	5,116	6,331
Other obligations	5,662	6,535

Total liabilities	262,425	372,721

Commitments and contingencies (Notes 7 and 10)

Shareholders’ equity
Preferred stock	—	—
Common stock	291,458	211,920
Accumulated other comprehensive income, net	492	954
Accumulated deficit	(18,314)	(28,444)

Total shareholders’ equity	273,636	184,430

Total liabilities and shareholders’ equity	$536,061	$557,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Operating activities
Net income	$10,130	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,124	8,830
Employee stock plan income tax benefits	7,047	1,121
Amortization of prepaid debt fees	3,048	415
Impairment of investments	—	775
Deferred income tax benefit	(12,380)	(1,393)
Other, net	1,203	272
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,324	9,066
Inventories	(892)	(4,320)
Accounts payable and accrued expenses	2,179	(1,568)
Wages and benefits payable	2,756	209
Unearned revenue	(4,110)	(847)
Warranty	(181)	(5,712)
Other long-term obligations	(644)	(208)
Other, net	(1,813)	462

Cash provided by operating activities	36,791	7,182

Investing activities
Proceeds from the sale of property, plant and equipment	2,642	11
Acquisition of property, plant and equipment	(5,276)	(6,830)
Pre-acquisition activities	—	(4,629)
Payment of contingent purchase price for acquisition	—	(1,957)
Other, net	276	348

Cash used by investing activities	(2,358)	(13,057)

Financing activities
New borrowings	—	124,081
Transfer to escrow for senior subordinated notes	—	(128,310)
Change in short-term borrowings, net	—	11,000
Payments on debt	(108,178)	(8,696)
Issuance of common stock	72,318	3,967
Prepaid debt fees	(267)	(174)
Other, net	28	(6)

Cash provided (used) by financing activities	(36,099)	1,862

Decrease in cash and cash equivalents	(1,666)	(4,013)
Cash and cash equivalents at beginning of period	11,624	6,240

Cash and cash equivalents at end of period	$9,958	$2,227

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$—	$113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,294	$405
Interest	8,088	1,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, of Itron and our wholly owned subsidiaries. All such entries are of a normal recurring nature. Inter-company transactions and balances are eliminated upon consolidation. We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. Any variable interest entity of which we are the primary beneficiary is also considered for consolidation. We are not the primary beneficiary of any variable interest entities.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2004 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate was $2.8 million at June 30, 2005 and $1.9 million at December 31, 2004.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three and six months ended June 30, 2005 and 2004, respectively. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Debt Issue Costs

Debt issue costs represent direct costs incurred in connection with the issuance of long-term debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment each year as of October 1 or more frequently if a significant event occurs under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

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

Warranty

We generally offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established product. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$11,287	$14,175	$13,574	$17,475
SEM acquisition - opening balance adjustment	(130)	—	(2,128)	—
New warranty accruals	883	516	1,468	994
Adjustments to pre-existing items	771	662	1,489	497
Claims activity	(1,547)	(3,590)	(3,139)	(7,203)

Ending balance, June 30	11,264	11,763	11,264	11,763
Less: current portion of warranty	6,148	7,995	6,148	7,995

Long-term warranty	$5,116	$3,768	$5,116	$3,768

Total warranty expense, which consists of new warranty accruals for product warranties issued and adjustments to pre-existing items, totaled approximately $1.7 million and $1.2 million for the three months ended June 30, 2005 and 2004 and approximately $3.0 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. Warranty expense is classified within cost of sales.

In 2003, we established a warranty accrual for the product replacement of an electric automatic meter reading (AMR) module due to the failure of a specific component from a supplier. Product replacement work was substantially completed for this specific AMR module during 2004, resulting in a decline in claims activity for the 2005 periods. The increase in new warranty accruals in 2005, compared with 2004, is due to the acquisition of our Electricity Metering business. Adjustments to pre-existing items increased in the first half of 2005 by approximately $992,000, compared with the first half of 2004, due to changes in estimates.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan including paid claims, an estimate of the change in incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). The IBNR accrual is based upon the recent average level of paid claims under the plan and an estimated lag factor to provide for those claims that have been incurred but not yet reported. We believe that the assumptions and information used to develop our accruals are reasonable based on historical results. However, significant changes in the various cost factors of our medical and health care costs could have an effect on the determination of the amount of these accruals in future periods. Plan Costs were approximately $1.7 million and $3.0 million in the three months ended June 30, 2005 and 2004, respectively. Plan Costs were approximately $3.6 million and $4.1 million in the six months ended June 30, 2005 and 2004, respectively. The IBNR accrual, which is included in wages and benefits payable, was $1.1 million and $1.8 million at June 30, 2005 and December 31, 2004, respectively.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is not likely it will be utilized.

Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries. The American Jobs Creation Act of 2004 introduced a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We do not expect to repatriate foreign earnings under the provision of this Act.

Foreign Exchange

Our condensed consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included net of tax in other comprehensive income (loss) in shareholders’ equity, as the transactions are considered to be of a long-term investment nature. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations, except when the balances are long-term in nature in which case the adjustment is recorded in other comprehensive income.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria is considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and maintenance services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

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

Product and Software Development Expenses

Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we do not capitalize software development. All product and software development costs are expensed when incurred.

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

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)
As reported	$9,313	$818	$10,130	$80
Deduct: Stock-based compensation, net of tax	(1,938)	(1,263)	(3,069)	(2,235)

Pro forma net income (loss)	$7,375	$(445)	$7,061	$(2,155)

Basic net income (loss) per share
As reported	$0.41	$0.04	$0.46	$—

Pro forma	$0.32	$(0.02)	$0.32	$(0.10)

Diluted net income (loss) per share
As reported	$0.38	$0.04	$0.43	$—

Pro forma	$0.30	$(0.02)	$0.30	$(0.10)

The weighted average fair value of awards granted was $37.40 and $20.79 during the three months ended June 30, 2005 and 2004, respectively. The weighted average fair value of awards granted was $36.55 and $20.50 during the six months ended June 30, 2005 and 2004, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	58.6%	72.5%	59.0%	72.8%
Risk-free interest rate	3.7%	4.3%	3.7%	4.0%
Expected life (years)	3.4	4.5	3.4	4.5

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

Reclassifications

Certain amounts in 2004 have been reclassified to conform to the 2005 presentation.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred on or after January 1, 2006. While we believe this Statement is not likely to have a material effect on our financial statements, the impact of adopting the new rule is dependent on events in future periods, and as such, an estimate of the impact cannot be determined.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We have not yet quantified the effects of the adoption of SFAS 123R, but the adoption of SFAS 123R will decrease gross profit and increase operating expenses and will affect the tax rate. The pro forma effects on net income (loss) and EPS if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards are disclosed above. Such pro forma effects of applying the original SFAS No. 123 may not be indicative of the effects of adopting SFAS 123R, since the provisions of the two statements differ.

SFAS 123R will be effective for Itron’s fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis for new awards, awards modified, repurchased or cancelled after January 1, 2006 and unvested options previously granted.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$9,313	$818	$10,130	$80
Weighted average number of shares outstanding	22,811	20,845	22,135	20,750

Basic net income per share	$0.41	$0.04	$0.46	$—

Diluted earnings per share:
Net income available to common shareholders	$9,313	$818	$10,130	$80

Weighted average number of shares outstanding	22,811	20,845	22,135	20,750
Effect of dilutive securities:
Employee stock-based awards	1,605	1,266	1,542	1,237

Adjusted weighted average number of shares outstanding	24,416	22,111	23,677	21,987

Diluted net income per share	$0.38	$0.04	$0.43	$—

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At June 30, 2005 and 2004, we had stock-based awards outstanding of approximately 3.2 million and 4.0 million at average option exercise prices of $19.76 and $11.99, respectively. Approximately 10,000 and 397,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended June 30, 2005 and 2004, respectively,

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

because they were anti-dilutive. Approximately 201,000 and 550,000 stock-based awards were excluded from the calculation of diluted EPS for the six months ended June 30, 2005 and 2004, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

During May 2005, we sold 1,725,000 shares of common stock at a price of $36.50 per share in an underwritten public offering. Proceeds to the Company totaled approximately $59.6 million after payment of the underwriting discount and approximately $200,000 in other expenses. The proceeds of the public offering were used to pay down borrowings under our senior secured term loan.

Note 3: Certain Balance Sheet Components

	At June 30, 2005	At December 31, 2004
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $711 and $1,312)	$82,163	$83,977
Unbilled revenue	3,758	6,120

Total accounts receivable, net	$85,921	$90,097

Inventories
Materials	$20,302	$20,574
Work in process	5,862	5,150
Finished goods	18,612	17,904

Total manufacturing inventories	44,776	43,628
Service inventories	1,575	1,831

Total inventories	$46,351	$45,459

Property, plant and equipment, net
Machinery and equipment	$45,308	$43,551
Equipment used in outsourcing	16,042	16,094
Computers and purchased software	34,427	36,529
Buildings, furniture and improvements	27,843	28,979
Land	2,255	3,460

Total cost	125,875	128,613
Accumulated depreciation	(71,896)	(68,923)

Property, plant and equipment, net	$53,979	$59,690

Depreciation expense was $3.4 million and $2.3 million during the three months ended June 30, 2005 and 2004, respectively. Depreciation expense was $6.7 million and $4.7 million during the six months ended June 30, 2005 and 2004, respectively.

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$1,091	$737	$1,312	$695
Provision (benefit) for doubtful accounts	(62)	73	(157)	162
Recoveries	—	—	30	—
Accounts charged off	(318)	(117)	(474)	(164)

Ending balance, June 30	$711	$693	$711	$693

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Note 4: Business Combinations

On July 1, 2004, we completed the acquisition of our Electricity Metering business, which included the manufacturing and sales operations in the United States and the electricity meter operations of certain foreign affiliates of Schlumberger in Canada, Mexico, Taiwan and France. We also completed the purchase of the remaining 49% of the Taiwan subsidiary, not previously owned by Schlumberger, which is included in the purchase price below. This acquisition added electricity meter manufacturing and sales to our operations, and now represents our Hardware Solutions—Electricity Metering operating segment.

The purchase price was $248.3 million and we used proceeds from a new $240 million senior secured credit facility and a private placement of $125 million in senior subordinated notes (notes) to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of outstanding Itron debt under an existing credit facility.

The purchase price, including estimated direct transaction costs and other consideration, is summarized as follows (in thousands):

Purchase price	$248,294
Direct transaction costs	7,999

Total acquisition costs	$256,293

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Goodwill and intangible assets are allocated to our Hardware Solutions—Electricity Metering segment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following financial information reflects the allocation of the purchase price based on final estimated fair values of assets and liabilities.

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$58,747
In-process research and development	6,400
Identified intangible assets - amortizable
Core-developed technology	136,900	54 to 168
Contract backlog	1,800	6
Customer relationships/contracts	3,100	18
Trademarks and trade names	25,200	90
Other	53	120
Goodwill	24,093

Net assets acquired	$256,293

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected discounted cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the projected cash flows assumed in the valuation models.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

The $6.4 million of IPR&D expensed in the fourth quarter of 2004 consists primarily of next generation technology, valued at $5.7 million. At June 30, 2005, we estimate the research and development to be approximately 70% complete with a cost to complete the development of approximately $750,000 over the next nine to twelve months.

We moved our manufacturing operations located in Quebec, Canada to our South Carolina facility. Our distribution activities will remain in Quebec from a facility we leased in February 2005. During May 2005 we sold the Quebec facility for approximately $2.6 million. The loss of approximately $250,000 on the sale was recorded to goodwill as an adjustment to the purchase price. In 2004, we accrued approximately $800,000 as an adjustment to goodwill for the employee severance costs associated with the relocation. As of June 30, 2005, approximately $700,000 had been paid to employees leaving a remaining accrual of approximately $100,000 at June 30, 2005.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	At June 30, 2005			At December 31, 2004
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(39,225)	$115,105	$154,330	$(24,386)	$129,944
Patents	7,088	(4,506)	2,582	7,088	(4,321)	2,767
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(3,115)	820	3,935	(2,992)	943
Customer contracts	8,750	(5,358)	3,392	8,750	(3,688)	5,062
Trademarks and tradenames	25,710	(5,191)	20,519	25,710	(2,748)	22,962
Other	6,450	(6,164)	286	6,450	(5,991)	459

Total identified intangible assets	$211,328	$(68,624)	$142,704	$211,328	$(49,191)	$162,137

Intangible asset amortization expense was approximately $9.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively. Intangible asset amortization expense was approximately $19.4 million and $4.1 million for the six months ended June 30, 2005 and 2004, respectively. Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)
2005	$38,846
2006	29,251
2007	24,363
2008	20,904
2009	17,323
Beyond 2009	31,450

Note 6: Goodwill

We test goodwill for impairment as of October 1 of each year. Goodwill decreased during the first half of 2005 primarily due to adjustments associated with the 2004 acquisition of our Electricity Metering business with $2.1 million specifically related to changes in the estimated warranty liability at July 1, 2004. Goodwill increased in 2004 primarily due to adjustments associated with acquisitions in prior years. Goodwill balances can also increase or decrease, with a corresponding change in other comprehensive income (loss), as a result of changes in foreign currency exchange rates. The change in goodwill for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Goodwill balance, January 1	$117,471	$90,385
Goodwill adjustments	(1,758)	323
Effect of change in exchange rates	(201)	(268)

Goodwill balance, June 30	$115,512	$90,440

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

The following table reflects changes in goodwill for each reporting segment during the first half of 2005:

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)
Goodwill balance, January 1, 2005	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	—	(1,758)	—	(1,758)
Effect of change in exchange rates	(122)	(49)	(30)	(201)

Goodwill balance, June 30, 2005	$73,215	$24,429	$17,868	$115,512

Note 7: Debt

The components of our borrowings are as follows:

	At June 30, 2005	At December 31, 2004
	(in thousands)
Senior secured term loan	$42,288	$150,075
Senior secured revolving credit line	—	—
Senior subordinated notes	124,180	124,136
Project financing	3,633	4,024

	170,101	278,235
Current portion of debt	(2,124)	(35,647)

Long-term debt and project financing	$167,977	$242,588

Senior Secured Credit Facility

Our senior secured credit facility (credit facility) is comprised of a $55 million five-year senior secured revolving credit facility (revolver) and the remaining balance on an original $185 million seven-year senior secured term loan (term loan). The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $10.7 million and $13.5 million at June 30, 2005 and December 31, 2004, respectively.

In April 2005, we completed two amendments to our credit facility. The amendments included a 50 basis point reduction in the term loan interest rate and increases to our maximum consolidated leverage and consolidated senior debt ratios. In addition, we obtained the ability to increase our revolver commitment from $55 million to $75 million at a future date, as defined in the April 2005 amendment. We also increased our letter of credit limit to $55 million and have the ability to increase it to $65 million at a future date. Our required minimum quarterly principal payments are $324,000 for the next 19 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last six quarters. Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of $34.0 million during the second half of 2004 and $20.0 million during the first quarter of 2005. We made optional prepayments of $87.0 million during the second quarter of 2005, of which approximately $59.8 million was generated from our equity offering.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

At December 31, 2004, the outstanding balance on the term loan was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As a result of optional prepayments in the first six months of 2005, the classification between current and long-term at June 30, 2005 was based only on the mandatory principal payments defined in the amended borrowing agreement. We were in compliance with all of our debt covenants at June 30, 2005, which require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. At June 30, 2005 there were no borrowings outstanding under the revolver and $22.9 million was utilized by outstanding standby letters of credit resulting in $32.1 million available for additional borrowings.

In June 2005, we sold an interest rate swap and cap that we had previously put in place in the fourth quarter of 2004, for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. The derivative instruments were initially designated as cash flow hedges; however, as a result of the optional prepayments on our term loan in the fourth quarter of 2004, we determined the cash flow hedges were ineffective in the same quarter as they were purchased, resulting in the recognition through interest expense of the changes in fair value. At June 30, 2005, we held no derivative instruments.

Senior Subordinated Notes

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at June 30, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. The project financing loan had an outstanding balance of $3.6 million at June 30, 2005.

Minimum Payments on Debt

The senior secured credit facility, notes and project financing agreements stipulate a minimum repayment schedule at June 30, 2005 as follows:

Minimum Payments
(in thousands)
2005	$1,054
2006	2,156
2007	2,223
2008	2,296
2009	1,736
Beyond 2009	160,636

$170,101

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Note 8: Restructurings

During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. In 2004, we had restructuring expenses of $7.3 million and reduced our staffing by approximately 260 employees. Approximately $39,000 in severance costs remained to be paid to employees providing service past June 30, 2005. Accrued liabilities associated with Company-wide restructuring efforts were approximately $105,000 and $2.5 million at June 30, 2005 and December 31, 2004, respectively, and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(109)
Cash payments	(2,668)	—

Accrual balance at June 30, 2005	$39	$66

Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	2,434	51
Cash payments	(2,434)	(10)

Accrual balance at June 30, 2004	$28	$166

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative. Severance and lease termination costs are not allocated to the reportable segments.

Note 9: Income Taxes

We estimate our 2005 annual effective income tax rate will be approximately 34.0%. Our effective income tax rate differs from the federal statutory rate of 35.0%, and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. The only provision of the Acts that had a significant income tax effect on Itron was the extension of research credits through December 31, 2005. In the second quarter of 2005, we completed a research credit study for the years 1997-2004, recognizing a $5.9 million net tax credit in the provision for income taxes. Due primarily to this credit, we had a net tax benefit for the three and six month periods ended June 30, 2005. In addition, we estimate the 2005 net credit will be approximately $1.2 million. As a result, we revised our estimated 2005 annual effective tax rate from approximately 38% to 34%.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Our effective income tax rate of 47.2% for the three months ended June 30, 2004 was higher than the full year 2004 effective income tax rate of 44.1%, as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the quarter. We had a net tax benefit for the six months ended June 30, 2004, due to changes in estimated taxes and valuation allowance adjustments recorded during that period.

Note 10: Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we will record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required to be recorded as of June 30, 2005 and December 31, 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $8.6 million and $7.3 million at June 30, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.9 million and $23.3 million at June 30, 2005 and December 31, 2004, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At June 30, 2005, there were no contingencies requiring accrual or disclosure.

Note 11: Segment Information

We have two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). Revenues for each operating group are

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

reported according to product lines. There are no inter-operating group revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each operating group may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating groups, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating groups, except for the Electricity Metering operating group, which is individually maintained and reviewed. At June 30, 2005, Electricity Metering had total assets of $263.0 million. The portion of depreciation expense allocated to the operating groups was approximately 65% and 50% at June 30, 2005 and 2004, respectively. We classify sales in the United States and Canada as domestic revenues. International revenues were $9.8 million and $3.8 million for the three months ended June 30, 2005 and 2004, and $17.9 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in international revenues for the three and six months ended June 30, 2005, compared with the same periods in 2004, is due to the addition of our Electricity Metering business.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Operating Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$62,192	$67,170	$111,868	$121,916
Electricity Metering	60,622	—	114,728	—

Total Hardware Solutions	122,814	67,170	226,596	121,916
Software Solutions	12,309	12,472	24,997	23,328

Total Company	$135,123	$79,642	$251,593	$145,244

Gross profit
Hardware Solutions
Meter Data Collection	$27,283	$31,309	$48,327	$58,086
Electricity Metering	24,710	—	48,987	—

Total Hardware Solutions	51,993	31,309	97,314	58,086
Software Solutions	4,746	4,949	10,423	8,044

Total Company	$56,739	$36,258	$107,737	$66,130

Operating income (loss)
Hardware Solutions
Meter Data Collection	$21,912	$25,953	$37,940	$47,727
Electricity Metering	20,437	—	40,326	—
Other unallocated costs	(6,184)	(4,056)	(12,205)	(7,405)

Total Hardware Solutions	36,165	21,897	66,061	40,322
Software Solutions	(2,917)	(4,918)	(5,569)	(11,892)
Corporate unallocated	(22,937)	(12,278)	(44,408)	(24,768)

Total Company	10,311	4,701	16,084	3,662
Total other income (expense)	(5,837)	(3,151)	(10,299)	(3,622)

Income before income taxes	$4,474	$1,550	$5,785	$40

No customer represented more than 10% of total Company revenues or individual segment revenues for the three and six months ended June 30, 2005. One Hardware Solutions customer accounted for approximately 14% and 13% of Meter Data Collection revenues and 12% and 11% of total Company revenues for the three and six months ended June 30, 2004, respectively.

Note 12: Comprehensive Income (Loss)

Comprehensive income (loss) adjustments are reflected as an increase or (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income (loss) items during the period, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$9,313	$818	$10,130	$80
Change in foreign currency translation adjustments, net of tax	(197)	(100)	(462)	(328)

Total comprehensive income, net	$9,116	$718	$9,668	$(248)

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Accumulated other comprehensive income, net of tax, was approximately $492,000 and $954,000 at June 30, 2005 and December 31, 2004, respectively, and consisted of adjustments for foreign currency translation only.

Note 13: Condensed Consolidating Financial Information

The senior secured credit facility and the notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Prior to the acquisition of our Electricity Metering business, we had three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary holds an investment in a non-guarantor subsidiary. Therefore, for the three and six months ended June 30, 2004, we combined the parent company and the combined guarantor subsidiaries. The net income (loss) from this investment was $(4,000) and $72,000 for the three and six months ended June 30, 2004.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$63,715	$57,472	$11,221	$(9,597)	$122,811
Service	11,324	141	1,976	(1,129)	12,312

Total revenues	75,039	57,613	13,197	(10,726)	135,123

Cost of revenues
Sales	36,351	35,209	9,068	(9,818)	70,810
Service	6,676	111	1,171	(384)	7,574

Total cost of revenues	43,027	35,320	10,239	(10,202)	78,384

Gross profit	32,012	22,293	2,958	(524)	56,739
Operating expenses
Sales and marketing	10,865	1,526	1,138	—	13,529
Product development	9,047	2,370	522	(525)	11,414
General and administrative	10,128	1,105	537	—	11,770
Amortization of intangible assets	1,449	8,266	—	—	9,715
Restructurings	(6)	—	6	—	—

Total operating expenses	31,483	13,267	2,203	(525)	46,428

Operating income	529	9,026	755	1	10,311
Other income (expense)
Interest income	278	(26)	3	(161)	94
Interest expense	(1,625)	(4,690)	(231)	161	(6,385)
Other income (expense), net	488	(158)	125	(1)	454

Total other income (expense)	(859)	(4,874)	(103)	(1)	(5,837)

Income (loss) before income taxes	(330)	4,152	652	—	4,474
Income tax (provision) benefit	6,257	(1,331)	(87)	—	4,839
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	3,386	100	—	(3,486)	—

Net income	$9,313	$2,921	$565	$(3,486)	$9,313

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$67,042	$1,183	$(210)	$68,015
Service	10,536	1,789	(698)	11,627

Total revenues	77,578	2,972	(908)	79,642

Cost of revenues
Sales	37,570	492	(210)	37,852
Service	4,767	1,480	(715)	5,532

Total cost of revenues	42,337	1,972	(925)	43,384

Gross profit	35,241	1,000	17	36,258
Operating expenses
Sales and marketing	9,574	698	—	10,272
Product development	10,609	(72)	17	10,554
General and administrative	8,373	279	—	8,652
Amortization of intangible assets	2,027	—	—	2,027
Restructurings	52	—	—	52

Total operating expenses	30,635	905	17	31,557

Operating income	4,606	95	—	4,701
Other income (expense)
Interest income	209	2	(100)	111
Interest expense	(2,172)	(189)	100	(2,261)
Other income (expense), net	(874)	(127)	—	(1,001)

Total other income (expense)	(2,837)	(314)	—	(3,151)

Income (loss) before income taxes	1,769	(219)	—	1,550
Income tax provision	(563)	(169)	—	(732)
Equity in earnings (losses) of non-guarantor subsidiaries	(388)	—	388	—

Net income (loss)	$818	$(388)	$388	$818

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$114,211	$109,702	$20,334	$(17,234)	$227,013
Service	22,212	115	3,943	(1,690)	24,580

Total revenues	136,423	109,817	24,277	(18,924)	251,593

Cost of revenues
Sales	65,763	65,446	16,265	(17,465)	130,009
Service	12,223	111	1,949	(436)	13,847

Total cost of revenues	77,986	65,557	18,214	(17,901)	143,856

Gross profit	58,437	44,260	6,063	(1,023)	107,737
Operating expenses
Sales and marketing	21,489	2,887	2,392	—	26,768
Product development	18,412	4,834	1,105	(1,023)	23,328
General and administrative	18,809	2,084	843	—	21,736
Amortization of intangible assets	2,899	16,532	—	—	19,431
Restructurings	89	108	193	—	390

Total operating expenses	61,698	26,445	4,533	(1,023)	91,653

Operating income (loss)	(3,261)	17,815	1,530	—	16,084
Other income (expense)
Interest income	498	—	6	(406)	98
Interest expense	(2,188)	(8,609)	(561)	406	(10,952)
Other income (expense), net	610	(159)	104	—	555

Total other income (expense)	(1,080)	(8,768)	(451)	—	(10,299)

Income (loss) before income taxes	(4,341)	9,047	1,079	—	5,785
Income tax (provision) benefit	7,797	(3,143)	(309)	—	4,345
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	6,674	134	—	(6,808)	—

Net income	$10,130	$6,038	$770	$(6,808)	$10,130

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$121,661	$1,713	$(343)	$123,031
Service	20,141	3,662	(1,590)	22,213

Total revenues	141,802	5,375	(1,933)	145,244

Cost of revenues
Sales	67,123	679	(343)	67,459
Service	10,349	2,841	(1,535)	11,655

Total cost of revenues	77,472	3,520	(1,878)	79,114

Gross profit	64,330	1,855	(55)	66,130
Operating expenses
Sales and marketing	18,520	1,406	—	19,926
Product development	20,975	(144)	(55)	20,776
General and administrative	14,855	423	—	15,278
Amortization of intangible assets	4,054	—	—	4,054
Restructurings	2,397	37	—	2,434

Total operating expenses	60,801	1,722	(55)	62,468

Operating income	3,529	133	—	3,662
Other income (expense)
Interest income	335	4	(211)	128
Interest expense	(2,833)	(393)	211	(3,015)
Other income (expense), net	(513)	(222)	—	(735)

Total other income (expense)	(3,011)	(611)	—	(3,622)

Income (loss) before income taxes	518	(478)	—	40
Income tax (provision) benefit	506	(466)	—	40
Equity in earnings (losses) of non-guarantor subsidiaries	(944)	—	944	—

Net income (loss)	$80	$(944)	$944	$80

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Balance Sheet

At June 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,006	$2,303	$5,649	$—	$9,958
Accounts receivable, net	50,542	26,773	8,606	—	85,921
Intercompany accounts receivable	6,241	3,557	21,480	(31,278)	—
Inventories	21,088	21,100	4,163	—	46,351
Deferred income taxes, net	9,246	1,207	459	—	10,912
Other	4,795	188	1,160	—	6,143
Intercompany other	79,579	15,072	2,580	(97,231)	—

Total current assets	173,497	70,200	44,097	(128,509)	159,285

Property, plant and equipment, net	38,807	11,579	3,593	—	53,979
Intangible assets, net	11,721	130,926	57	—	142,704
Goodwill	83,754	19,552	12,206	—	115,512
Deferred income taxes, net	39,756	11,265	1,430	(868)	51,583
Intercompany notes receivable	18,949	—	—	(18,949)	—
Other	34,349	15,078	56	(36,485)	12,998

Total assets	$400,833	$258,600	$61,439	$(184,811)	$536,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,673	$16,594	$1,289	$—	$39,556
Intercompany accounts payable and accrued expenses	21,563	4,333	5,382	(31,278)	—
Wages and benefits payable	12,434	3,361	925	—	16,720
Current portion of debt	246	1,050	828	—	2,124
Current portion of warranty	4,545	978	625	—	6,148
Short-term intercompany advances	12,850	80,150	4,231	(97,231)	—
Unearned revenue	17,507	104	1,511	—	19,122

Total current liabilities	90,818	106,570	14,791	(128,509)	83,670

Long-term debt	31,382	133,790	—	—	165,172
Project financing debt	—	—	2,805	—	2,805
Intercompany notes payable	—	—	18,949	(18,949)	—
Warranty	4,356	760	—	—	5,116
Deferred income taxes, net	—	—	868	(868)	—
Other obligations	5,636	—	26	—	5,662

Total liabilities	132,192	241,120	37,439	(148,326)	262,425

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	291,458	14,188	22,129	(36,317)	291,458
Accumulated other comprehensive income (loss), net	(4,503)	—	4,640	355	492
Accumulated earnings (deficit)	(18,314)	3,292	(2,769)	(523)	(18,314)

Total shareholders’ equity	268,641	17,480	24,000	(36,485)	273,636

Total liabilities and shareholders’ equity	$400,833	$258,600	$61,439	$(184,811)	$536,061

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Balance Sheet

At December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,393	$461	$5,770	$—	$11,624
Accounts receivable, net	63,300	17,611	9,186	—	90,097
Intercompany accounts receivable	9,300	10,695	23,187	(43,182)	—
Inventories	22,669	18,914	3,876	—	45,459
Deferred income taxes, net	21,786	604	343	—	22,733
Other	4,269	195	1,013	—	5,477
Intercompany other	12	9,318	1,000	(10,330)	—

Total current assets	126,729	57,798	44,375	(53,512)	175,390

Property, plant and equipment, net	40,919	11,729	7,042	—	59,690
Intangible assets, net	14,621	147,458	58	—	162,137
Goodwill	83,753	21,683	12,035	—	117,471
Deferred income taxes, net	19,329	7,299	1,454	(830)	27,252
Intercompany notes receivable	22,089	—	—	(22,089)	—
Other	29,039	17,009	63	(30,900)	15,211

Total assets	$336,479	$262,976	$65,027	$(107,331)	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,286	$11,984	$2,169	$—	$37,439
Intercompany accounts payable and accrued expenses	27,817	8,797	6,568	(43,182)	—
Wages and benefits payable	8,451	3,956	1,540	—	13,947
Current portion of debt	6,621	28,229	797	—	35,647
Current portion of warranty	5,141	1,293	809	—	7,243
Short-term intercompany advances	5,184	1,000	4,146	(10,330)	—
Unearned revenue	21,647	134	1,210	—	22,991

Total current liabilities	98,147	55,393	17,239	(53,512)	117,267

Long-term debt	45,479	193,882	—	—	239,361
Project financing debt	—	—	3,227	—	3,227
Intercompany notes payable	—	—	22,089	(22,089)	—
Warranty	3,734	2,597	—	—	6,331
Deferred income taxes, net	—	—	830	(830)	—
Other obligations	6,521	—	14	—	6,535

Total liabilities	153,881	251,872	43,399	(76,431)	372,721

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	211,920	13,850	20,667	(34,517)	211,920
Accumulated other comprehensive income (loss), net	(878)	—	4,500	(2,668)	954
Accumulated deficit	(28,444)	(2,746)	(3,539)	6,285	(28,444)

Total shareholders’ equity	182,598	11,104	21,628	(30,900)	184,430

Total liabilities and shareholders’ equity	$336,479	$262,976	$65,027	$(107,331)	$557,151

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$10,130	$6,038	$770	$(6,808)	$10,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,271	18,414	439	—	26,124
Employee stock plan income tax benefits	7,047	—	—	—	7,047
Amortization of prepaid debt fees	767	2,281	—	—	3,048
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(6,674)	(134)	—	6,808	—
Interest expense as a result of pushdown of debt	(8,610)	8,610	—	—	—
Deferred income tax provision (benefit)	(7,858)	(4,569)	47	—	(12,380)
Other, net	1,266	(4)	(59)	—	1,203
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,758	(8,910)	476	—	4,324
Inventories	1,581	(2,186)	(287)	—	(892)
Accounts payable and accrued expenses	(1,463)	4,520	(878)	—	2,179
Wages and benefits payable	3,984	(676)	(552)	—	2,756
Unearned revenue	(4,411)	(30)	331	—	(4,110)
Warranty	27	(24)	(184)	—	(181)
Other long-term obligations	(644)	—	—	—	(644)
Intercompany transactions, net	(3,195)	2,674	521	—	—
Other, net	425	(2,059)	(179)	—	(1,813)

Cash provided by operating activities	12,401	23,945	445	—	36,791

Investing activities
Proceeds from the sale of property, plant and equipment	7	—	2,635	—	2,642
Acquisition/transfer of property, plant and equipment	(3,473)	(1,835)	32	—	(5,276)
Cash transferred to/payments received from parent, net	—	(7,666)	—	7,666	—
Cash transferred to/payments received from guarantor subsidiaries, net	15,879	—	(1,580)	(14,299)	—
Cash transferred to/payments received from non-guarantor subsidiaries, net	(1,997)	1,912	—	85	—
Intercompany notes, net	3,140	—	—	(3,140)	—
Other, net	(1,489)	—	351	1,414	276

Cash provided (used) by investing activities	12,067	(7,589)	1,438	(8,274)	(2,358)

Financing activities
Payments on debt	(107,787)	—	(391)	—	(108,178)
Issuance of common stock	72,318	—	1,414	(1,414)	72,318
Prepaid debt fees	(52)	(215)	—	—	(267)
Cash received from/payments made to guarantor subsidiaries, net	7,666	—	(1,912)	(5,754)	—
Cash received from/payments made to non-guarantor subsidiaries, net	—	1,580	—	(1,580)	—
Cash received from/payments made to parent, net	—	(15,879)	1,997	13,882	—
Intercompany notes, net	—	—	(3,140)	3,140	—
Other, net	—	—	28	—	28

Cash used by financing activities	(27,855)	(14,514)	(2,004)	8,274	(36,099)

Increase (decrease) in cash and cash equivalents	(3,387)	1,842	(121)	—	(1,666)
Cash and cash equivalents at beginning of period	5,393	461	5,770	—	11,624

Cash and cash equivalents at end of period	$2,006	$2,303	$5,649	$—	$9,958

Non-cash transactions:
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary, net of payments	$93,665	$(93,665)	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,079	$—	$215	$—	$1,294
Interest	7,941	—	147	—	8,088

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2004

	Combined Parent and Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$80	$(944)	$944	$80
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,692	138	—	8,830
Employee stock plan income tax benefits	1,121	—	—	1,121
Amortization of prepaid debt fees	415	—	—	415
Impairment of investments	775	—	—	775
Equity in earnings (losses) of non-guarantor subsidiaries	944	—	(944)	—
Deferred income tax provision (benefit)	(1,794)	401	—	(1,393)
Other, net	272	—	—	272
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,755	1,311	—	9,066
Inventories	(4,781)	461	—	(4,320)
Accounts payable and accrued expenses	(1,095)	(473)	—	(1,568)
Wages and benefits payable	188	21	—	209
Unearned revenue	(1,098)	251	—	(847)
Warranty	(5,508)	(204)	—	(5,712)
Other long-term obligations	(208)	—	—	(208)
Intercompany transactions, net	1,179	(1,179)	—	—
Other, net	553	(91)	—	462

Cash provided (used) by operating activities	7,490	(308)	—	7,182

Investing activities
Proceeds from the sale of property, plant and equipment	11	—	—	11
Acquisition/transfer of property, plant and equipment	(6,959)	129	—	(6,830)
Pre-acquisition activities	(4,629)	—	—	(4,629)
Payment of contingent purchase price for acquisition	(1,957)	—	—	(1,957)
Cash transferred to non-guarantor subsidiaries	(2,178)	—	2,178	—
Cash received from non-guarantor subsidiaries	1,540	—	(1,540)	—
Other, net	277	71	—	348

Cash provided (used) by investing activities	(13,895)	200	638	(13,057)

Financing activities
New borrowings	124,081	—	—	124,081
Transfer to escrow for senior subordinated notes	(128,310)	—	—	(128,310)
Change in short-term borrowings, net	11,000	—	—	11,000
Payments on debt	(8,333)	(363)	—	(8,696)
Issuance of common stock	3,967	—	—	3,967
Prepaid debt fees	(174)	—	—	(174)
Intercompany notes payable	—	2,178	(2,178)	—
Payments on intercompany notes payable	—	(1,540)	1,540	—
Other, net	(6)	—	—	(6)

Cash provided by financing activities	2,225	275	(638)	1,862

Increase (decrease) in cash and cash equivalents	(4,180)	167	—	(4,013)
Cash and cash equivalents at beginning of period	5,088	1,152	—	6,240

Cash and cash equivalents at end of period	$908	$1,319	$—	$2,227

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$113	$—	$—	$113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$388	$17	$—	$405
Interest	1,300	175	—	1,475

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2005

(Unaudited)

Note 14: Subsequent Events

During July and August of 2005, we made $7.0 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $35.3 million as of August 3, 2005.

In July 2005, we signed a contract with Progress Energy, Inc. for 2.7 million electricity meters with embedded AMR. The contract is worth approximately $120 million and is deliverable over approximately two years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes included in this report, and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2005.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) rescheduling of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission licensing actions), 5) future acquisitions and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the SEC on March 11, 2005.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Sales revenues may include hardware, software licenses, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes for systems we own as well as those owned by our customers. Hardware cost of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead.

On July 1, 2004, we completed the acquisition of our Electricity Metering business, which resulted in a significant increase in our revenues and changed many other aspects of our results of operations, financial condition and cash flows, which are described in detail in the discussion that follows.

Executive Highlights

Total revenues for the second quarter of 2005 were $135.1 million compared with $79.6 million for the second quarter of 2004. Total revenues for the first six months of 2005 were $251.6 million compared with $145.2 million for the first six months of 2004. The higher revenues in 2005 resulted primarily from our Electricity Metering acquisition completed a year ago on July 1, 2004.

Industry wide utility capital spending on automatic meter reading (AMR) has increased significantly in 2005, compared with 2004. As a result of the increased utility capital spending and the Electricity Metering acquisition completed a year ago, our new order bookings have increased significantly, resulting in higher backlog as of June 30, 2005. Total new order bookings in the second quarter and first six months of 2005 were $177 million and $294 million compared with $66 million and $132 million in the second quarter and first six months of 2004. Total backlog was $243 million at June 30, 2005, compared with $153 million at June 30, 2004. In addition, in July 2005, we signed a contract with Progress Energy, Inc. for 2.7 million electricity meters with embedded AMR. The contract is worth approximately $120 million and is deliverable over approximately two years. The Progress Energy, Inc. contract, signed in July 2005, is not included in bookings or backlog for June 30, 2005.

The July 1, 2004 acquisition of our Electricity Metering business, as well as improved AMR market activity in 2005, have resulted in higher net profits in 2005. Income before income taxes was $4.5 million and $5.8 million in the second quarter and first half of 2005 compared with $1.6 million and $40,000 in the same periods in 2004.

In the second quarter of 2005, we completed a research credit study for the years 1997 through 2004 (prior periods) and for 2005. As a result of that study, during the quarter we recorded a net income tax benefit of $5.9 million in the provision for income taxes for prior period research and development tax credits. In addition, we estimate that the 2005 net tax credit will be approximately $1.2 million. As a result, we revised our estimated 2005 annual effective tax rate from approximately 38% to 34% during the second quarter of 2005.

In May 2005, we received approximately $59.8 million in proceeds from the issuance of 1,725,000 shares of common stock. With the common stock proceeds and funds available from operating cash flow, we made $87.0 million in optional term bank debt repayments during the second quarter of 2005. In total, in the first twelve months following the Electricity Metering acquisition, we have repaid $142.7 million of the $185 million in term bank debt that was used to finance a portion of the acquisition.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following graphs present our revenues and gross margin for the three and six months ended June 30, 2005 and 2004.

(in millions, except gross margins)

Revenues

We had a $54.8 million and $104.0 increase in sales revenues for the three and six months ended June 30, 2005, compared with the same periods in 2004. The increase resulted from $60.6 million and $114.7 million in Electricity Metering sales revenue, offset by a decrease in Meter Data Collections sales revenues, for the three and six months ended June 30, 2005, respectively. Service revenues increased in both periods of 2005, primarily due to higher maintenance revenues resulting from a larger software install base.

No customer represented more than 10% of total revenues for the three and six months ended June 30, 2005. One customer represented approximately 12% and 11% for the three and six months ended June 30, 2004. Our 10 largest customers accounted for approximately 23% and 20% of revenues during the three and six months ended June 30, 2005, respectively. During the same periods in 2004, our 10 largest customers accounted for approximately 39% and 37% of revenues, respectively.

Gross Margins

As a percentage of revenue, sales gross margin for the three and six months ended June 30, 2005 decreased two percentage points, compared with the same periods in 2004, primarily due to lower average selling prices on electric AMR modules. Service gross margin decreased in the three and six months ended June 30 2005, compared with the same periods in 2004, primarily due to increased time spent on non-billable projects.

Segment Revenues, Gross Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions). Our Hardware Solutions operating group is further defined between Meter Data Collection and Electricity Metering. Management has three primary measures for each of the operating groups: revenue, gross profit (margin) and operating income (loss). There are no inter-operating group revenues. Assets and liabilities are not allocated to the operating groups, except for the Electricity Metering operating group, which is individually maintained and reviewed. The portion of depreciation expense allocated to the operating groups was approximately 65% and 50% at June 30, 2005 and 2004, respectively.

We classify sales in the United States and Canada as domestic revenues. International revenues were $9.8 million and $3.8 million for the three months ended June 30, 2005 and 2004, and $17.9 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in international revenues for the three and six months ended June 30, 2005, compared with the same periods in 2004, is due to the addition of our Electricity Metering business.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

Subsequent to the Electricity Metering acquisition on July 1, 2004, a higher portion of our electric AMR shipments are in the form of solid-state electricity meters with AMR embedded (which are included in Electricity Metering revenues) as opposed to separate modules for installation on new or existing mechanical electric meters (which are included in Meter Data Collection revenues). Prior to the Electricity Metering acquisition, revenues from shipments of solid-state meters with AMR embedded were in the form of royalties only. This represents a fundamental change in the way we distribute our products and is an important transition to consider when comparing segment performance from period to period.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$62.2	$67.2	-7%	$111.9	$121.9	-8%
Electricity Metering	60.6	—	100%	114.7	—	100%

Total Hardware Solutions	122.8	67.2	83%	226.6	121.9	86%
Software Solutions	12.3	12.4	-1%	25.0	23.3	7%

Total Company	$135.1	$79.6	70%	$251.6	$145.2	73%

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)		(in millions)		(in millions)
Segment Gross Profit and Margin
Hardware Solutions
Meter Data Collection	$27.3	44%	$31.3	47%	$48.3	43%	$58.1	48%
Electricity Metering	24.7	41%	—	—	49.0	43%	—	—

Total Hardware Solutions	52.0	42%	31.3	47%	97.3	43%	58.1	48%
Software Solutions	4.7	38%	5.0	40%	10.4	42%	8.0	34%

Total Company	$56.7	42%	$36.3	46%	$107.7	43%	$66.1	46%

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions)			(in millions)
Segment Operating Income (Loss)
Hardware Solutions
Meter Data Collection	$22.0	$25.9	-15%	$38.0	$47.7	-20%
Electricity Metering	20.4	—	100%	40.3	—	100%
Other unallocated costs	(6.2)	(4.0)	-55%	(12.2)	(7.4)	-65%

Total Hardware Solutions	36.2	21.9	65%	66.1	40.3	64%
Software Solutions	(3.0)	(5.0)	40%	(5.6)	(11.9)	53%
Corporate unallocated	(22.9)	(12.2)	-88%	(44.4)	(24.7)	-80%

Total Company	$10.3	$4.7	119%	$16.1	$3.7	335%

Hardware Solutions—Meter Data Collection: Meter Data Collection revenues decreased $5.0 million in the second quarter of 2005, compared with the second quarter of 2004. The lower revenues in 2005 result primarily from fewer shipments of standalone electric AMR modules as well as lower average selling prices for standalone AMR modules, in particular electric modules. In addition, an increase in sales of handheld systems during the second quarter of 2005, compared with 2004, was offset by a similar decrease in implementation services revenues for the comparable periods. Handheld system revenues can vary from period to period primarily due to utility upgrade cycles. Implementation services vary primarily due to the timing of AMR orders and whether utilities contract with us to do their system installations. There were no customers that represented more than 10% of Meter Data Collection revenues in the second quarter of 2005. One customer represented approximately 14% of Meter Data Collection revenues in the second quarter of 2004.

Shipments of standalone AMR modules were approximately 1.1 million for the second quarters of both 2005 and 2004. Shipments of standalone modules for gas increased by approximately 100,000 units in the second quarter of 2005 while shipments of standalone modules for electric AMR decreased by approximately the same amount. Unit shipments of standalone electric AMR modules have declined as we are shipping an increasing portion of our electric AMR technology in the form of meters with embedded AMR.

Average selling prices for AMR modules declined as a result of competitive pricing pressures driven by the license of certain electric AMR technology to a competitor and as a result of larger contracts, which generally have lower pricing on a per unit basis. The licensing of our electric AMR technology to a competitor was pursuant to a licensing and sales agreement required by the consent decree entered into with the Federal Trade Commission in connection with the Electricity Metering acquisition. The sales portion of the agreement expires later in 2005.

Gross margin decreased three percentage points for the second quarter of 2005, compared with the second quarter of 2004, due primarily to lower average selling prices of AMR modules, in particular electric AMR modules. The decrease was partially offset by a higher mix of gas AMR modules. Other factors contributing to lower gross margin in the quarter, compared with the prior year, include lower implementation margins and increased low-margin contract manufacturing work for two other electricity meter vendors that embed our AMR technology in their solid-state meters.

Meter Data Collection revenues decreased $10.0 million for the six months ended June 30, 2005, compared with the same period in 2004. The decrease in revenues is due to lower average selling prices and fewer shipments for standalone AMR modules, in particular electric modules. In addition, implementation revenues decreased approximately $5.9 million, which was partially offset by a $3.5 million increase in handheld sales.

Year-to-date shipments of standalone electric, gas and water AMR modules were comparable at approximately 1.9 million units in 2005 and 2004. However, increased sales of gas modules were offset by lower sales of electric modules. There were no customers that represented more than 10% of Meter Data Collection revenues for the first six months of 2005. One customer represented approximately 13% of Meter Data Collection revenues for the first six months of 2004.

Gross margin decreased five percentage points for the first six months of 2005, compared with the first six months of 2004, due primarily to decreases in average selling prices of AMR modules, in particular electric AMR modules, offset by a higher mix of gas AMR modules. Also contributing to a lower year-to-date gross margin in 2005, compared with 2004, was the increased contract manufacturing work discussed above.

Meter Data Collection operating expenses decreased slightly from $5.4 million to $5.3 million for the second quarter of 2005, and $10.4 million to $10.3 million for the second half of 2005, compared with the same periods in 2004. Operating expenses as a percentage of revenue increased to 9% for the second quarter of 2005, compared with 8% for the second quarter of 2004. Operating expenses as a percentage of revenue remained constant at 9% for the first half of 2005, compared with the same period in 2004.

Hardware Solutions—Electricity Metering: Our results of operations include the results of our Electricity Metering business after July 1, 2004, the date of acquisition. Sales of meters and related services resulted in $60.6 million of revenues in the second quarter of 2005, compared with $54.1 million in the first quarter of 2005. Revenue increased in the second quarter due to a 7% increase in meters shipped. We shipped approximately 1.1 million meters in the second quarter of 2005. For the three and six months ended June 30, 2005, approximately 37% of our meters were enabled with our AMR technology and another 18% were enabled with other AMR vendors’ technology. There were no customers that represented more than 10% of Electricity Metering revenues in the three and six months ended June 30, 2005.

Electricity Metering gross margin was 41% and 43% for the three and six months ended June 30, 2005. The decrease in margin during the quarter resulted from discount pricing on a smart metering pilot project in Ontario, Canada, as well as a change in the mix of meters sold. We expect the mix of meters to vary slightly each quarter.

Operating expenses for Electricity Metering were $4.3 million and $8.7 million for the three and six months ended June 30, 2005, or approximately 8% of revenue. We anticipate operating expenses for Electricity Metering will be slightly lower as a percentage of revenue, compared with Meter Data Collection, due to lower product development and marketing expenses as a result of a more narrowly focused product portfolio.

Hardware Solutions—Other unallocated costs: Operating expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions-Other unallocated costs.” These costs increased approximately $2.2 million and $4.8 million for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily due to the addition of Electricity Metering. As a percentage of revenue, these costs decreased slightly from 6% to 5% for the three and six months ended June 30, 2005, compared with the same periods in 2004.

Software Solutions: Revenues were $100,000 lower and $1.7 million higher for the three and six months ended June 30, 2005, compared with the same periods in the prior year. For both periods in 2005, higher software license fees and maintenance revenues were offset by lower professional service revenues. Second quarter gross margin in 2005 was slightly lower than 2004 due to lower revenues. Year-to-date margins in 2005 improved as a result of higher license fee and maintenance revenues along with better professional services utilization as a result of workforce reductions in 2004. There were no customers that represented more than 10% of Software Solutions revenues for the three and six months ended June 30, 2005 and 2004.

Gross margin dollars for Software Solutions are not yet sufficient to cover current operating expenses, which include a significant investment in product development. However, workforce and facility reductions during 2004 have contributed to lower operating losses in 2005. Software Solutions operating expenses decreased $2.3 million in the second quarter of 2005, compared with the second quarter of 2004, and decreased as a percentage of revenue from 81% to 63% for the same period. Software Solutions operating expenses decreased $3.9 million in the first half of 2005, compared with the first half of 2004, and decreased as a percentage of revenue from 85% to 64% for the same period.

Corporate unallocated: Operating expenses not directly associated with an operating group are classified as “Corporate unallocated.” These expenses increased $10.7 million and $19.7 million in the three and six months ended June 30 2005, compared with the same periods in 2004, primarily due to increased intangible asset amortization expenses attributable to the Electricity Metering acquisition. In addition, the Electricity Metering acquisition resulted in an overall increase in these costs, which were partially offset by a decrease in restructuring charges. Restructuring activities were largely completed as of December 31, 2004.

Backlog of Orders

Our sales include annual or multi-year contracts, which are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts, as well as follow-on or add-on orders with existing customers. Electricity Metering typically has long-term non-binding commitments with customers for meter purchases that are subject to changes in volumes or time periods. As purchase orders are released against those commitments, they are included in bookings.

Bookings for a reported period represent contracts and purchase orders received during a specified period, except for those related to annual maintenance. Annual maintenance contracts are not included in bookings or backlog.

Total backlog represents committed but undelivered purchase orders, excluding annual maintenance services. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship, and as bookings and backlog can fluctuate significantly due to the timing of large project awards.

Information on bookings and backlog is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
June 30, 2005	$177	$243	$151
March 31, 2005	117	190	116
December 31, 2004	128	179	97
September 30, 2004	98	177	104
June 30, 2004	66	153	76
March 31, 2004	66	155	79
December 31, 2003	45	145	62
September 30, 2003	67	169	69

Beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

The Progress Energy, Inc. contract, signed in July 2005, is not included in bookings and backlog for June 30, 2005.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$13.6	10%	$10.2	13%	$26.8	11%	$19.9	14%
Product development	11.4	8%	10.6	13%	23.3	9%	20.8	14%
General and administrative	11.8	9%	8.7	11%	21.8	9%	15.3	11%
Amortization of intangibles	9.7	7%	2.1	3%	19.4	8%	4.1	3%
Restructurings	—	—	—	—	0.4	—	2.4	2%

Total operating expenses	$46.5	34%	$31.6	40%	$91.7	36%	$62.5	43%

Operating expenses increased during the second quarter and year to date of 2005 compared with the same periods in 2004, primarily due to our acquisition of our Electricity Metering business on July 1, 2004.

Sales and marketing, product development and general and administrative expenses (SP&G) increased $7.3 million in the second quarter of 2005, compared with the second quarter of 2004, and $15.9 million in the first half of 2005, compared with the first half of 2004 primarily as a result of the acquisition of our Electricity Metering business. General and administrative expenses also increased due to professional services for Sarbanes-Oxley compliance and increased audit and tax fees. However, as a percentage of revenues, SP&G decreased 10 percentage points in the second quarter and first half of 2005, compared with the same periods in 2004, due to a more narrowly focused product portfolio for Electricity Metering, compared with Meter Data Collection and Software Solutions.

Amortization of intangible assets increased as a result of the addition of $167.1 million in amortizable intangible assets from the acquisition of our Electricity Metering business on July 1, 2004.

Restructuring expenses were $390,000 for the first half of 2005, compared with $2.4 million in the first half of 2004. During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. Restructuring expenses in the first quarter of 2005 were associated with additional costs for those activities. No restructuring expenses were incurred during the second quarter of 2005.

In-Process Research and Development Expenses

In 2004, as a result of the acquisition of our Electricity Metering business, we recorded an in-process research and development (IPR&D) charge as follows:

	Year of Acquisition	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
		(in millions)
Electricity Metering Business	2004	$6.4	$1.2	18%	14%

The July 1, 2004 acquisition of our Electricity Metering business resulted in $6.4 million of IPR&D expense, which we recognized in the fourth quarter of 2004. The IPR&D consisted primarily of next generation technology, valued at $5.7 million. We have estimated the research and development to be approximately 70% complete, with a cost to complete the development of approximately $750,000 over the next nine to twelve months. We have a high degree of confidence that we will be able to complete the development of these in-process development projects as we believe we have no major technological hurdles and no significant resource constraints. In addition, the development of these projects is not dependent on a single individual. However, if the projects are not completed in a reasonable time frame, we may face increasing competition from competitors that are able to respond more quickly to new or emerging technologies and changes in customer requirements.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Interest income	$94	$111	$98	$128
Interest expense	(6,385)	(2,261)	(10,952)	(3,015)
Other income (expense), net	454	(1,001)	555	(735)

Total other income (expense)	$(5,837)	$(3,151)	$(10,299)	$(3,622)

The increase in interest expense in the second quarter and first half of 2005, compared with the same periods in 2004, is primarily due to interest expense and the amortization of prepaid debt fees related to the debt we issued in May and July of 2004 to fund the acquisition of our Electricity Metering business. For the three and six months ended June 30, 2005, interest expense included approximately $3.0 million and $415,000 of amortization related to prepaid debt fees.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. During the second quarter and first half of 2005, we recorded a state tax refund of approximately $500,000, while we recorded $775,000 for the impairment of an investment in the same periods in 2004.

Income Taxes

We estimate our 2005 annual effective income tax rate will be approximately 34.0%. Our effective income tax rate differs from the federal statutory rate of 35.0% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. The only provision of the Acts that had a significant income tax effect on Itron was the extension of research credits through December 31, 2005. In the second quarter of 2005, we completed a research credit study for the years 1997-2004, recognizing a $5.9 million net tax credit in the provision for income taxes. Due primarily to this credit, we had a net tax benefit for the three and six month periods ended June 30, 2005. In addition, we estimate the 2005 net credit will be approximately $1.2 million. As a result, we revised our estimated 2005 annual effective tax rate from approximately 38% to 34%.

Our effective income tax rate of 47.2% for the three months ended June 30, 2004 was higher than the full year 2004 effective income tax rate of 44.1%, as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the quarter. We had a net tax benefit for the six months ended June 30, 2004, due to changes in estimated taxes and valuation allowance adjustments recorded during that period.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2005	2004
	(in millions)
Operating activities	$36.8	$7.2
Investing activities	(2.4)	(13.1)
Financing activities	(36.1)	1.9

Decrease in cash and cash equivalents	$(1.7)	$(4.0)

Operating activities: Cash provided by operating activities increased from $7.2 million in the first six months of 2004 to $36.8 million in the first six months of 2005 primarily due to an increase in net income as well as an increase in the net adjustments to reconcile net income to net cash provided by operating activities. The adjustment for depreciation and amortization increased as a result of the additional amortization related to intangible assets acquired in our July 1, 2004 Electricity Metering business acquisition. The adjustment for employee stock plan income tax benefits increased due to additional employee stock option exercise activity. These positive adjustments were partially offset by the deferred income tax benefit, which resulted from additional deferred income tax benefits recorded in the current period primarily due to a research and development credit.

Changes in operating assets and liabilities, net of acquisitions, provided $1.6 million in cash during the first half of 2005, compared with a $2.9 million use of cash during the first half of 2004.

Investing activities: During May 2005, we received $2.6 million in proceeds from the sale of our manufacturing facility in Quebec, Canada. We used $5.3 million in cash for property, plant and equipment purchases during the first half of 2005, compared with $6.8 million during the first half of 2004. We used $4.6 million for pre-acquisition costs related to our Electricity Metering business during the first half of 2004, with no comparable activity during the same period in 2005. We made $2.0 million in cash-earnout payments during the first half of 2004 related to a 2003 acquisition.

Financing activities: We made $107.0 million of optional repayments and $787,000 in minimum mandatory repayments on our term loan debt during the first half of 2005, compared with $8.7 million in repayments on debt during the first half of 2004. In connection with the acquisition of our Electricity Metering business on July 1, 2004, we received $124.1 million in net proceeds from the issuance of senior subordinated notes (notes) in May 2004. The net proceeds as well as our funding of prepaid interest and the notes’ discount amount, totaling $128.3 million, were transferred to escrow for the benefit of the holders of the notes pending consummation of our acquisition. We had no net borrowings or payments in the first half of 2005 on our revolving line of credit, compared with net borrowings of $11.0 million in the first half of 2004. We generated approximately $59.8 million in net proceeds from our equity offering in May 2005, which was used to pay down debt. We received $12.5 million from employee stock purchase plan purchases and stock-based award exercises during the first half of 2005, compared with $4.0 million during the same period in 2004.

We had no off-balance sheet financing agreements at June 30, 2005 and December 31, 2004, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At June 30, 2005, we had $10.0 million in cash and cash equivalents. Cash equivalents historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents.

Our senior secured credit facility (credit facility) is comprised of a $55 million five-year senior secured revolving credit facility (revolver) and the remaining balance on an original $185 million seven-year senior secured term loan (term loan). The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $10.7 million and $13.5 million at June 30, 2005 and December 31, 2004, respectively.

Our senior secured credit facility provides us with the future ability to increase our revolver commitment from $55 million to $75 million, and to increase our letter of credit limit from $55 million to $65 million, as a result of amendments to our credit facility in April 2005. Our required minimum quarterly principal payments are $324,000 for the next 19 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments in the last six quarters. Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of $34.0 million during the second half of 2004 and $20.0 million during the first quarter of 2005. We made optional prepayments of $87.0 million during the second quarter of 2005, of which approximately $59.8 million was generated from our equity offering.

At December 31, 2004, the outstanding balance on the term loan was $150.1 million, of which $34.9 million was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. As a result of optional prepayments in the first six months of 2005, the classification between current and long-term at June 30, 2005 was based only on the mandatory principal payments defined in the amended borrowing agreement. We were in compliance with all of our debt covenants at June 30, 2005, which require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. At June 30, 2005 there were no borrowings outstanding under the revolver and $22.9 million was utilized by outstanding standby letters of credit resulting in $32.1 million available for additional borrowings.

In June 2005, we sold an interest rate swap and rate cap that we had previously put in place in the fourth quarter of 2004 for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively, at December 31, 2004. At June 30, 2005, we held no derivative instruments.

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at June 30, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

We maintain bid and performance bonds for certain customers. Bonds in force were $8.6 million and $7.3 million at June 30, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.9 million and $23.3 million at June 30, 2005 and December 31, 2004, respectively.

We have an employee bonus and profit sharing plan in which most of our employees participate. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was made during the first quarter of 2005 for fiscal year 2004. The performance measures established for the 2005 bonus and profit sharing plan are based on achievement of specified levels of earnings. We accrued approximately $2.2 million and $3.5 million under this plan for the three and six months ended June 30, 2005.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2005, we expect to pay approximately $1.4 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2007, based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized in 2006 and our remaining tax credits not limited by Section 383 will be fully utilized in 2007.

Working capital at June 30, 2005 was $75.6 million compared with $58.1 million at December 31, 2004. The increase in working capital primarily results from a $33.6 million reduction in the current portion of our term debt from December 31, 2004 to June 30, 2005, offset by a $12.3 million reclassification of deferred taxes from current to non-current as a result of stock-option exercises and disqualifying dispositions, which reduced taxable income.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded from existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risks Relating to Our Business” within Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the SEC on March 11, 2005, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At June 30, 2005, there were no contingencies requiring accrual or disclosure.

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

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance, 4) upon customer acceptance provisions or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

Unearned revenue is recorded for products or services when the criteria for revenue recognition has not been met. The majority of unearned revenue relates to annual billing terms for post-sale maintenance and support agreements.

Warranty: We generally offer a one-year standard warranty on most of our hardware products and a three-month standard warranty on our large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products.

Inventories: Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, sub-assemblies and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Deferred Income Taxes: We estimate the expected realizable value of deferred tax assets. As of June 30, 2005, we have a valuation allowance of $6.8 million to reduce our deferred tax assets relating to select net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

Compensation Plans: We have compensation plans that offer a range of award amounts for the achievement of a various annual performance and financial targets. Actual award amounts will be determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we must estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year, and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we diligently monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At June 30, 2005, there were no contingencies requiring accrual or disclosure.

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

SFAS 123R will be effective for Itron’s fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis for new awards, awards modified, repurchased or cancelled after January 1, 2006 and unvested options previously granted.

Subsequent Events

During July and August of 2005, we made $7.0 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $35.3 million as of August 3, 2005.

In July 2005, we signed a contract with Progress Energy, Inc. for 2.7 million electricity meters with embedded AMR. The contract is worth approximately $120 million and is deliverable over approximately two years.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of July 1, 2005 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at June 30, 2005:

	2005	2006	2007	2008	2009	Beyond 2009
	(in millions)
Fixed Rate Debt
Project financing debt	$0.4	$0.9	$0.9	$1.0	$0.4	$—
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	—

Senior Subordinated Notes (1)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (2)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (3)	$0.6	$1.3	$1.3	$1.3	$1.3	$36.5
Average interest rate	5.45%	5.89%	5.94%	6.03%	6.15%	6.24%

(1)	The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted at 99.265 to yield 7.875%.
(2)	There was no balance on the revolving credit line at June 30, 2005.
(3)	Repayment of the term loan is based on minimum mandatory principal payments defined in the April 2005 amended senior secured credit facility agreement.

Based on a sensitivity analysis as of June 30, 2005, we estimate that if market interest rates average one percentage point higher than in the table above in 2005, our earnings before income taxes in 2005 would decrease by approximately $215,000.

In June 2005, we sold an interest rate swap and cap that we had previously put in place in the fourth quarter of 2004, for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. The derivative instruments were initially designated as cash flow hedges; however, as a result of the optional prepayments on our term loan in the fourth quarter of 2004, we determined the cash flow hedges were ineffective in the same quarter as they were purchased, resulting in the recognition through interest expense of the changes in fair value. At June 30, 2005, we held no derivative instruments.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 7% of our total revenues for the six months ended June 30, 2005. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material affect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At June 30, 2005, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the affect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2005. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the affect of foreign currency fluctuations and may institute hedging alternatives.

Item 4: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, the end of the period covered by this report.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At June 30, 2005, there were no contingencies requiring accrual or disclosure.

Item 4: Submission of Matters to a Vote of Security Holders

Itron held its annual meeting of shareholders on May 3, 2005. Three directors were elected for a term of three years, Ted C. DeMerritt, Jon E. Eliassen and Robert D. Neilson. Michael B. Bracy, Thomas S. Foley, Thomas S. Glanville, Sharon L. Nelson, LeRoy D. Nosbaum, Mary Ann Peters and Graham M. Wilson continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	WITHHELD
Ted C. DeMerritt	17,664,279	810,430
Jon E. Eliassen	17,672,283	802,426
Robert D. Neilson	17,729,947	744,762

Matter 2: Approval of the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON- VOTES
12,060,649	3,638,746	29,440	2,745,874

Matter 3: Approval of the Itron, Inc. Amended and Restated 2002 Employee Stock Purchase Plan.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON- VOTES
14,828,802	588,014	312,019	2,745,874

Item 5: Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2005 that was not reported.

(b) Not applicable.

Item 6: Exhibits

Exhibit Number	Description of Exhibits
12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 3rd day of August, 2005.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer