Form 10-Q
period 2005-09-30
ITRON INC /WA/
filed 2005-11-04
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were outstanding 24,782,504 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues
Sales	$128,683	$107,327	$355,696	$230,358
Service	12,462	15,177	37,042	37,390

Total revenues	141,145	122,504	392,738	267,748

Cost of revenues
Sales	73,179	63,534	203,188	130,993
Service	6,936	9,485	20,783	21,140

Total cost of revenues	80,115	73,019	223,971	152,133

Gross profit	61,030	49,485	168,767	115,615
Operating expenses
Sales and marketing	13,688	12,045	40,456	31,971
Product development	11,807	11,893	35,135	32,669
General and administrative	11,645	9,201	33,381	24,479
Amortization of intangible assets	9,712	7,217	29,143	11,271
Restructurings	—	1,571	390	4,005

Total operating expenses	46,852	41,927	138,505	104,395

Operating income	14,178	7,558	30,262	11,220
Other income (expense)
Interest income	69	24	167	152
Interest expense	(4,328)	(5,147)	(15,280)	(8,162)
Other income (expense), net	(535)	261	20	(474)

Total other income (expense)	(4,794)	(4,862)	(15,093)	(8,484)

Income before income taxes	9,384	2,696	15,169	2,736
Income tax (provision) benefit	(3,382)	(1,026)	963	(986)

Net income	$6,002	$1,670	$16,132	$1,750

Earnings per share
Basic net income per share	$0.25	$0.08	$0.70	$0.08

Diluted net income per share	$0.23	$0.08	$0.66	$0.08

Weighted average number of shares outstanding
Basic	24,441	20,978	22,912	20,827
Diluted	25,919	22,050	24,471	22,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,896	$11,624
Accounts receivable, net	94,983	90,097
Inventories	50,658	45,459
Deferred income taxes, net	8,018	22,733
Other	9,530	5,477

Total current assets	175,085	175,390

Property, plant and equipment, net	55,411	59,690
Intangible assets, net	132,996	162,137
Goodwill	116,079	117,471
Deferred income taxes, net	58,426	27,252
Other	11,963	15,211

Total assets	$549,960	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,000	$37,439
Wages and benefits payable	21,569	13,947
Current portion of debt	2,139	35,647
Current portion of warranty	5,323	7,243
Unearned revenue	20,256	22,991

Total current liabilities	87,287	117,267

Long-term debt	150,871	239,361
Project financing debt	2,588	3,227
Warranty	5,928	6,331
Other obligations	5,706	6,535

Total liabilities	252,380	372,721

Commitments and contingencies (Notes 7 and 10)

Shareholders’ equity
Preferred stock	—	—
Common stock	308,841	211,920
Accumulated other comprehensive income, net	1,051	954
Accumulated deficit	(12,312)	(28,444)

Total shareholders’ equity	297,580	184,430

Total liabilities and shareholders’ equity	$549,960	$557,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Operating activities
Net income	$16,132	$1,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,785	19,260
Employee stock plan income tax benefits	14,399	1,366
Amortization of prepaid debt fees	4,330	1,165
Realized currency translation gains	(391)	(279)
Deferred income tax benefit	(16,313)	(1,278)
Other, net	2,178	1,560
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,738)	25,711
Inventories	(5,199)	(9,013)
Accounts payable and accrued expenses	360	(860)
Wages and benefits payable	7,605	437
Unearned revenue	(3,085)	(1,130)
Warranty	(194)	(9,211)
Other long-term obligations	(436)	(808)
Other, net	(3,879)	(1,126)

Cash provided by operating activities	49,554	27,544

Investing activities
Proceeds from the sale of property, plant and equipment	2,627	12
Acquisition of property, plant and equipment	(10,264)	(10,001)
Acquisitions, net of cash and cash equivalents	—	(251,829)
Payment of contingent purchase price for acquisition	—	(1,957)
Other, net	(847)	525

Cash used by investing activities	(8,484)	(263,250)

Financing activities
New borrowings	—	309,081
Change in short-term borrowings, net	—	(10,000)
Payments on debt	(122,704)	(49,591)
Issuance of common stock	82,269	4,776
Prepaid debt fees	(391)	(13,470)
Other, net	28	(6)

Cash provided (used) by financing activities	(40,798)	240,790

Increase in cash and cash equivalents	272	5,084
Cash and cash equivalents at beginning of period	11,624	6,240

Cash and cash equivalents at end of period	$11,896	$11,324

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$—	$113
Reclassification of prepaid debt fees	—	485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,536	$431
Interest	8,986	4,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, of Itron and our wholly owned subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Inter-company transactions and balances are eliminated upon consolidation.

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We account for entities in which we have a 50% or less investment and exercise significant influence under the equity method of accounting. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. We are not the primary beneficiary of any variable interest entities.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2004 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts and is increased if the estimated uncollectible amount is greater. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of sub-assemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate was $2.7 million at September 30, 2005 and $1.9 million at December 31, 2004.

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture, or over the term of the applicable lease, if shorter. Project management costs incurred in connection with installation and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Costs related to internally developed software and software purchased for internal uses are capitalized based on Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three and nine months ended September 30, 2005 and 2004. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

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

Warranty

We offer industry standard warranties on our hardware products and large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established product. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$11,264	$11,763	$13,574	$17,475
SEM acquisition - opening balance adjustment	—	5,022	(2,128)	5,022
New warranty accruals	1,570	267	3,038	1,261
Adjustments to pre-existing items	914	1,839	2,403	2,336
Claims activity	(2,497)	(5,605)	(5,636)	(12,808)

Ending balance	11,251	13,286	11,251	13,286
Less: current portion of warranty	5,323	6,950	5,323	6,950

Long-term warranty	$5,928	$6,336	$5,928	$6,336

Total warranty expense, which consists of new warranty accruals for product warranties issued and adjustments to pre-existing items, totaled approximately $2.5 million and $2.1 million for the three months ended September 30, 2005 and 2004 and approximately $5.4 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively. Warranty expense is classified within cost of sales.

In 2003, we established a warranty accrual for the product replacement of an electric automatic meter reading (AMR) module due to the failure of a specific component from a supplier. Product replacement work was substantially completed for this specific AMR module during 2004, resulting in a decline in claims activity for the 2005 periods. The increase in new warranty accruals in 2005, compared with 2004, is primarily due to our Electricity Metering business.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the Plan Costs). Plan Costs were approximately $1.7 million and $2.4 million in the three months ended September 30, 2005 and 2004, respectively. Plan Costs were approximately $5.3 million and $6.5 million in the nine months ended September 30, 2005 and 2004, respectively. The IBNR accrual, which is included in wages and benefits payable, was $1.1 million and $1.8 million at September 30, 2005 and December 31, 2004, respectively.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not the deferred tax asset will not be utilized.

Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries. The American Jobs Creation Act of 2004 introduced a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We do not expect to repatriate foreign earnings under the provision of this Act.

Foreign Exchange

Our condensed consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the local currency are included in results of operations unless those balances arose from intercompany transactions deemed to be long-term in nature. Currency gains and losses for this exception are included, net of tax, in other comprehensive income (loss) in shareholders’ equity.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and maintenance services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

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

Product and Software Development Expenses

Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we do not capitalize software development costs. All product and software development costs are expensed when incurred.

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

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)
As reported	$6,002	$1,670	$16,132	$1,750
Deduct: Stock-based compensation, net of tax	(1,009)	(1,803)	(4,078)	(4,038)

Pro forma net income (loss)	$4,993	$(133)	$12,054	$(2,288)

Basic net income (loss) per share
As reported	$0.25	$0.08	$0.70	$0.08

Pro forma	$0.20	$(0.01)	$0.53	$(0.11)

Diluted net income (loss) per share
As reported	$0.23	$0.08	$0.66	$0.08

Pro forma	$0.19	$(0.01)	$0.50	$(0.11)

The weighted average fair value of awards granted was $50.29 and $22.64 during the three months ended September 30, 2005 and 2004, respectively. The weighted average fair value of awards granted was $36.59 and $21.00 during the nine months ended September 30, 2005 and 2004, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	58.0%	71.1%	59.0%	72.4%
Risk-free interest rate	4.1%	4.3%	3.7%	4.1%
Expected life (years)	3.4	4.5	3.4	4.5

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the option is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life are the vesting period of the award and the average period of time similar awards have remained outstanding in the past. The decreases in the expected life and volatility assumptions are the result of increased option activity in 2005.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred on or after January 1, 2006. While we believe this Statement is not likely to have a material effect on our financial statements, the impact of adopting the new rule is dependent on events in future periods, and as such, an estimate of the impact cannot be determined.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We have not yet quantified the effects of the adoption of SFAS 123R, but the adoption of SFAS 123R will decrease gross profit, increase operating expenses, affect the tax rate and materially affect net income. The pro forma effects on net income (loss) and EPS if we had applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards are disclosed above. Such pro forma effects of applying the original SFAS No. 123 may not be indicative of the effects of adopting SFAS 123R, since the provisions of the two statements differ.

SFAS 123R will be effective for our fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis for new awards, awards modified, repurchased or cancelled after January 1, 2006 and unvested options previously granted.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$6,002	$1,670	$16,132	$1,750
Weighted average number of shares outstanding	24,441	20,978	22,912	20,827

Basic net income per share	$0.25	$0.08	$0.70	$0.08

Diluted earnings per share:
Net income available to common shareholders	$6,002	$1,670	$16,132	$1,750

Weighted average number of shares outstanding	24,441	20,978	22,912	20,827
Effect of dilutive securities:
Employee stock-based awards	1,478	1,072	1,559	1,178

Adjusted weighted average number of shares outstanding	25,919	22,050	24,471	22,005

Diluted net income per share	$0.23	$0.08	$0.66	$0.08

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to repurchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At September 30, 2005 and 2004, we had stock-based awards outstanding of approximately 2.5 million and 4.1 million at average option exercise prices of $20.88 and $12.73, respectively. Approximately 11,000 and 1.6 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive. Approximately 316,000 and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the nine months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

During May 2005, we sold 1.7 million shares of common stock at a price of $36.50 per share in an underwritten public offering. Proceeds to the Company totaled approximately $59.6 million after payment of the underwriting discount and approximately $200,000 in other expenses. The proceeds of the public offering were used to pay down borrowings under our senior secured term loan.

Note 3: Certain Balance Sheet Components

	At September 30, 2005	At December 31, 2004
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $627 and $1,312)	$88,154	$83,977
Unbilled revenue	6,829	6,120

Total accounts receivable, net	$94,983	$90,097

Inventories
Materials	$23,168	$20,574
Work in process	5,303	5,150
Finished goods	20,524	17,904

Total manufacturing inventories	48,995	43,628
Service inventories	1,663	1,831

Total inventories	$50,658	$45,459

Property, plant and equipment, net
Machinery and equipment	$45,994	$43,551
Equipment used in outsourcing	16,042	16,094
Computers and purchased software	33,201	36,529
Buildings, furniture and improvements	27,984	28,979
Land	2,255	3,460

Total cost	125,476	128,613
Accumulated depreciation	(70,065)	(68,923)

Property, plant and equipment, net	$55,411	$59,690

Depreciation expense was $3.0 million and $3.3 million during the three months ended September 30, 2005 and 2004, respectively. Depreciation expense was $9.7 million and $8.0 million during the nine months ended September 30, 2005 and 2004, respectively.

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$711	$693	$1,312	$695
Provision (benefit) for doubtful accounts	(79)	(196)	(236)	(34)
Recoveries	—	—	30	—
Accounts charged off	(5)	44	(479)	(120)

Ending balance	$627	$541	$627	$541

Note 4: Business Combinations

On July 1, 2004, we completed the acquisition of our Electricity Metering business. This acquisition added electricity meter manufacturing and sales to our operations, and now represents our Hardware Solutions—Electricity Metering operating segment.

During the fourth quarter of 2004, we expensed $6.4 million of IPR&D, which consisted primarily of next generation technology, valued at $5.7 million. At September 30, 2005, we estimate the research and development to be approximately 85% complete with a cost to complete the development of approximately $400,000 over the next three to six months.

In 2004, we accrued approximately $800,000 as an adjustment to goodwill for the employee severance costs associated with the relocation of our Quebec, Canada facility acquired with the acquisition of our Electricity Metering business. As of September 30, 2005, approximately $700,000 had been paid to employees, leaving a remaining accrual of approximately $100,000, which will be completely paid by the end of the second quarter of 2006.

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	At September 30, 2005			At December 31, 2004
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(46,644)	$107,686	$154,330	$(24,386)	$129,944
Patents	7,088	(4,598)	2,490	7,088	(4,321)	2,767
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(3,172)	763	3,935	(2,992)	943
Customer contracts	8,750	(6,193)	2,557	8,750	(3,688)	5,062
Trademarks and tradenames	25,710	(6,412)	19,298	25,710	(2,748)	22,962
Other	6,450	(6,248)	202	6,450	(5,991)	459

Total identified intangible assets	$211,328	$(78,332)	$132,996	$211,328	$(49,191)	$162,137

Intangible asset amortization expense was approximately $9.7 million and $7.2 million for the three months ended September 30, 2005 and 2004 and approximately $29.1 million and $11.3 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)
2005	$38,846
2006	29,251
2007	24,363
2008	20,904
2009	17,323
Beyond 2009	31,450

Note 6: Goodwill

We test goodwill for impairment as of October 1 of each year. On July 1, 2004, we completed the acquisition of our Electricity Metering business and recorded a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities at September 30, 2004. Goodwill decreased in the fourth quarter of 2004 after a more comprehensive valuation analysis was completed, resulting in a significantly higher amount allocated to identifiable intangible assets, with a significantly lower amount allocated to goodwill. We continued to make adjustments to the purchase price through June 2005 as the valuations of assets and liabilities were finalized. Goodwill decreased in 2005 primarily due to $2.1 million specifically related to changes in the estimated warranty liability at July 1, 2004. Goodwill balances can also increase or decrease, with a corresponding change in other comprehensive income (loss), as a result of changes in foreign currency exchange rates. The change in goodwill for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Goodwill balance, January 1	$117,471	$90,385
Goodwill adjustments	(1,758)	101,148
Effect of change in exchange rates	366	179

Goodwill balance, September 30	$116,079	$191,712

The following table reflects changes in goodwill for each reporting segment during the first nine months of 2005:

	Hardware Solutions		Software Solutions	Total Company
	Meter Data Collection	Electricity Metering
	(in thousands)
Goodwill balance, January 1, 2005	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	—	(1,758)	—	(1,758)
Effect of change in exchange rates	221	91	54	366

Goodwill balance, September 30, 2005	$73,558	$24,569	$17,952	$116,079

Note 7: Debt

The components of our borrowings are as follows:

	At September 30, 2005	At December 31, 2004
	(in thousands)
Senior Secured Credit Facility
Term Loan	$27,964	$150,075
Revolving Credit Line	—	—
Senior Subordinated Notes	124,203	124,136
Project Financing	3,431	4,024

	155,598	278,235
Current Portion of Debt	(2,139)	(35,647)

Total Long-term Debt	$153,459	$242,588

Senior Secured Credit Facility

Our senior secured credit facility (credit facility) consists of an original $185 million seven-year senior secured term loan (term loan or term debt) and a $55 million five-year senior secured revolving credit line (revolver). The outstanding term loan balance at September 30, 2005 was $28.0 million while the revolver had no outstanding borrowings. The credit facility is guaranteed by all of our operating subsidiaries (except our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $9.6 million and $13.5 million at September 30, 2005 and December 31, 2004, respectively.

In April 2005, we completed two amendments to our credit facility. The amendments included a 50 basis point reduction in the term loan interest rate and increases to our maximum consolidated leverage and senior debt ratios. In addition, we obtained the ability to increase our revolver commitment from $55 million to $75 million at a future date, as defined in the April 2005 amendment. We also increased our letter of credit limit to $55 million and added the ability to increase it to $65 million at a future date. Our required minimum quarterly principal payments are $324,000 for the next 17 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments at maturity. Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of $121.0 million during the first nine months of 2005 and $34.0 million during the second half of 2004.

At September 30, 2005, $1.3 million of the $28.0 million in term debt was classified as current, based on the mandatory principal payments defined in the amended borrowing agreement. At December 31, 2004, $34.9 million of the $150.1 million outstanding balance on the term loan was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. We were in compliance with all of our debt covenants at September 30, 2005, which require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. At September 30, 2005 there were no borrowings outstanding under the revolver and $22.7 million was utilized by outstanding standby letters of credit resulting in $32.3 million available for additional borrowings.

In June 2005, we terminated an interest rate swap and cap that we placed in the fourth quarter of 2004 for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. The derivative instruments were initially designated as cash flow hedges; however, as a result of the optional prepayments on our term loan in the fourth quarter of 2004, we determined the cash flow hedges were ineffective in the same quarter as they were purchased, resulting in the recognition through interest expense of the changes in fair value. At September 30, 2005, we held no derivative instruments.

Senior Subordinated Notes

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at September 30, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured credit facility and are guaranteed by all of our operating subsidiaries (except our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. The project financing loan had an outstanding balance of $3.4 million at September 30, 2005.

Minimum Payments on Debt

The senior secured credit facility, notes and project financing agreements stipulate a minimum repayment schedule at September 30, 2005 as follows:

Minimum Payments
(in thousands)
2005	$528
2006	2,156
2007	2,223
2008	2,296
2009	1,736
Beyond 2009	146,659

$155,598

Note 8: Restructurings

During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. As a result, we reduced our staffing by approximately 260 employees and incurred restructuring expenses of $7.7 million. Approximately $13,000 in severance costs remained to be paid to employees at September 30, 2005. Accrued liabilities associated with restructuring efforts were approximately $79,000 and $2.5 million at September 30, 2005 and December 31, 2004, respectively, and consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(109)
Cash payments	(2,694)	—

Accrual balance at September 30, 2005	$13	$66

Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	3,977	73
Cash payments	(3,870)	(10)

Accrual balance at September 30, 2004	$135	$188

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative. Severance and lease termination costs are not allocated to the reporting segments.

Note 9: Income Taxes

We estimate our 2005 annual effective income tax rate will be approximately 34%. Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. In the second quarter of 2005, we completed a study of federal research tax credits for the years 1997 through 2004, recognizing a $5.9 million net tax benefit. The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. The only provision that had a significant income tax effect on the Company was the extension of research credits through December 31, 2005. We estimate the 2005 net benefit will be approximately $1.2 million. Due primarily to these credits, we had a net tax benefit of $963,000 for the nine months ended September 30, 2005

Our effective income tax rate of 38% for the three months ended September 30, 2004 was higher than the full year 2004 effective income tax rate of 36%, as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the third quarter.

Note 10: Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we will record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required to be recorded as of September 30, 2005 and December 31, 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $8.0 million and $7.3 million at September 30, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.7 million and $23.3 million at September 30, 2005 and December 31, 2004, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At September 30, 2005, there were no contingencies requiring accrual or disclosure.

Note 11: Segment Information

We have two operating groups (Hardware Solutions and Software Solutions) and three operating segments. Software Solutions is a single segment, whereas Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three operating segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income (loss). Revenues for each operating segment are reported according to product lines. There are no inter-operating segment revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each operating segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest revenue, interest expense, equity in the income (loss) of investees accounted for by the equity method, amortization expense and income tax expense (benefit) are not allocated to the operating segments, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating segments, except for the Electricity Metering operating segment, which is individually maintained and reviewed. At September 30, 2005, Electricity Metering had total assets of $263.6 million. Approximately 60% of depreciation expense was allocated to the operating segments, with the remaining portion unallocated at September 30, 2005 and 2004.

We classify sales in the United States and Canada as domestic revenues. International revenues were $10.3 million and $5.8 million for the three months ended September 30, 2005 and 2004 and $28.2 million and $13.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in international revenues for the third quarter of 2005 was due to higher handheld system sales.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing of our AMR technology for other electricity meter vendors, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, SmartSynch meter systems, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

Operating Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$70,638	$56,798	$182,506	$178,714
Electricity Metering	58,598	54,195	173,326	54,195

Total Hardware Solutions	129,236	110,993	355,832	232,909
Software Solutions	11,909	11,511	36,906	34,839

Total Company	$141,145	$122,504	$392,738	$267,748

Gross profit
Hardware Solutions
Meter Data Collection	$32,091	$24,129	$80,418	$82,215
Electricity Metering	24,236	21,183	73,223	21,183

Total Hardware Solutions	56,327	45,312	153,641	103,398
Software Solutions	4,703	4,173	15,126	12,217

Total Company	$61,030	$49,485	$168,767	$115,615

Operating income (loss)
Hardware Solutions
Meter Data Collection	$26,667	$18,878	$64,607	$66,605
Electricity Metering	20,178	17,322	60,504	17,322
Other unallocated costs	(5,938)	(5,291)	(18,143)	(12,696)

Total Hardware Solutions	40,907	30,909	106,968	71,231
Software Solutions	(3,007)	(5,119)	(8,576)	(17,011)
Corporate unallocated	(23,722)	(18,232)	(68,130)	(43,000)

Total Company	14,178	7,558	30,262	11,220
Total other income (expense)	(4,794)	(4,862)	(15,093)	(8,484)

Income before income taxes	$9,384	$2,696	$15,169	$2,736

No customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2005 and 2004. One customer accounted for approximately 13% of Electricity Metering revenues and 6% of total Company revenues for the third quarter of 2005. A different customer accounted for approximately 11% of Meter Data Collection revenues and 7% of total Company revenues for the nine months ended September 30, 2004.

Note 12: Comprehensive Income (Loss)

Comprehensive income (loss) adjustments are reflected as an increase (decrease) to shareholders’ equity and are not reflected in results of operations. Operating results adjusted to reflect comprehensive income (loss) items during the period, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$6,002	$1,670	$16,132	$1,750
Change in foreign currency translation adjustments, net of tax	559	558	97	230

Total comprehensive income, net	$6,561	$2,228	$16,229	$1,980

Accumulated other comprehensive income, net of tax, was approximately $1.1 million and $954,000 at September 30, 2005 and December 31, 2004, respectively, and consisted of adjustments for foreign currency translation only.

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$75,517	$56,505	$9,342	$(12,681)	$128,683
Service	11,305	408	1,790	(1,041)	12,462

Total revenues	86,822	56,913	11,132	(13,722)	141,145

Cost of revenues
Sales	43,502	35,413	6,823	(12,559)	73,179
Service	6,114	322	1,245	(745)	6,936

Total cost of revenues	49,616	35,735	8,068	(13,304)	80,115

Gross profit	37,206	21,178	3,064	(418)	61,030
Operating expenses
Sales and marketing	10,770	1,354	1,559	5	13,688
Product development	9,298	2,431	517	(439)	11,807
General and administrative	10,343	825	477	—	11,645
Amortization of intangible assets	1,445	8,267	—	—	9,712
Restructurings	—	—	—	—	—

Total operating expenses	31,856	12,877	2,553	(434)	46,852

Operating income	5,350	8,301	511	16	14,178
Other income (expense)
Interest income	276	—	98	(305)	69
Interest expense	(1,054)	(3,295)	(284)	305	(4,328)
Other income (expense), net	(175)	(157)	(187)	(16)	(535)

Total other income (expense)	(953)	(3,452)	(373)	(16)	(4,794)

Income before income taxes	4,397	4,849	138	—	9,384
Income tax provision	(1,083)	(2,067)	(232)	—	(3,382)
Equity in earnings of guarantor and non-guarantor subsidiaries	2,688	29	—	(2,717)	—

Net income (loss)	$6,002	$2,811	$(94)	$(2,717)	$6,002

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$57,648	$48,286	$6,652	$(5,259)	$107,327
Service	9,890	4,150	1,895	(758)	15,177

Total revenues	67,538	52,436	8,547	(6,017)	122,504

Cost of revenues
Sales	34,033	29,563	5,324	(5,386)	63,534
Service	4,894	3,903	1,287	(599)	9,485

Total cost of revenues	38,927	33,466	6,611	(5,985)	73,019

Gross profit	28,611	18,970	1,936	(32)	49,485
Operating expenses
Sales and marketing	8,568	2,396	704	377	12,045
Product development	9,989	1,937	481	(514)	11,893
General and administrative	7,802	1,038	256	105	9,201
Amortization of intangible assets	2,361	4,856	—	—	7,217
Restructurings	1,558	—	13	—	1,571

Total operating expenses	30,278	10,227	1,454	(32)	41,927

Operating income (loss)	(1,667)	8,743	482	—	7,558
Other income (expense)
Interest income	126	—	3	(105)	24
Interest expense	(1,215)	(3,844)	(193)	105	(5,147)
Other income (expense), net	133	(38)	166	—	261

Total other income (expense)	(956)	(3,882)	(24)	—	(4,862)

Income (loss) before income taxes	(2,623)	4,861	458	—	2,696
Income tax (provision) benefit	1,143	(1,926)	(243)	—	(1,026)
Equity in earnings (losses) of non-guarantor subsidiaries	3,150	(24)	—	(3,126)	—

Net income	$1,670	$2,911	$215	$(3,126)	$1,670

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$189,728	$166,207	$29,676	$(29,915)	$355,696
Service	33,517	523	5,733	(2,731)	37,042

Total revenues	223,245	166,730	35,409	(32,646)	392,738

Cost of revenues
Sales	109,265	100,859	23,088	(30,024)	203,188
Service	18,337	433	3,194	(1,181)	20,783

Total cost of revenues	127,602	101,292	26,282	(31,205)	223,971

Gross profit	95,643	65,438	9,127	(1,441)	168,767
Operating expenses
Sales and marketing	32,259	4,241	3,951	5	40,456
Product development	27,710	7,265	1,622	(1,462)	35,135
General and administrative	29,152	2,909	1,320	—	33,381
Amortization of intangible assets	4,344	24,799	—	—	29,143
Restructurings	89	108	193	—	390

Total operating expenses	93,554	39,322	7,086	(1,457)	138,505

Operating income	2,089	26,116	2,041	16	30,262
Other income (expense)
Interest income	774	—	104	(711)	167
Interest expense	(3,242)	(11,904)	(845)	711	(15,280)
Other income (expense), net	435	(316)	(83)	(16)	20

Total other income (expense)	(2,033)	(12,220)	(824)	(16)	(15,093)

Income before income taxes	56	13,896	1,217	—	15,169
Income tax (provision) benefit	6,714	(5,210)	(541)	—	963
Equity in earnings of guarantor and non-guarantor subsidiaries	9,362	163	—	(9,525)	—

Net income	$16,132	$8,849	$676	$(9,525)	$16,132

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$179,309	$48,286	$8,365	$(5,602)	$230,358
Service	30,031	4,150	5,557	(2,348)	37,390

Total revenues	209,340	52,436	13,922	(7,950)	267,748

Cost of revenues
Sales	101,156	29,563	6,003	(5,729)	130,993
Service	15,243	3,903	4,128	(2,134)	21,140

Total cost of revenues	116,399	33,466	10,131	(7,863)	152,133

Gross profit	92,941	18,970	3,791	(87)	115,615
Operating expenses
Sales and marketing	27,088	2,396	2,110	377	31,971
Product development	30,964	1,937	337	(569)	32,669
General and administrative	22,657	1,038	679	105	24,479
Amortization of intangible assets	6,415	4,856	—	—	11,271
Restructurings	3,955	—	50	—	4,005

Total operating expenses	91,079	10,227	3,176	(87)	104,395

Operating income	1,862	8,743	615	—	11,220
Other income (expense)
Interest income	461	—	7	(316)	152
Interest expense	(4,048)	(3,844)	(586)	316	(8,162)
Other income (expense), net	(380)	(38)	(56)	—	(474)

Total other income (expense)	(3,967)	(3,882)	(635)	—	(8,484)

Income (loss) before income taxes	(2,105)	4,861	(20)	—	2,736
Income tax (provision) benefit	1,649	(1,926)	(709)	—	(986)
Equity in earnings of non-guarantor subsidiaries	2,206	48	—	(2,254)	—

Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750

Condensed Consolidating Balance Sheet

September 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$7,294	$282	$4,320	$—	$11,896
Accounts receivable, net	59,213	26,913	8,857	—	94,983
Intercompany accounts receivable	6,939	3,965	12,219	(23,123)	—
Inventories	23,504	22,310	4,844	—	50,658
Deferred income taxes, net	7,088	646	284	—	8,018
Other	6,687	399	2,444	—	9,530
Intercompany other	79,637	11,425	3,500	(94,562)	—

Total current assets	190,362	65,940	36,468	(117,685)	175,085

Property, plant and equipment, net	37,747	14,100	3,564	—	55,411
Intangible assets, net	10,277	122,659	60	—	132,996
Goodwill	83,754	19,552	12,773	—	116,079
Deferred income taxes, net	44,487	13,368	1,461	(890)	58,426
Intercompany notes receivable	17,219	—	5,697	(22,916)	—
Other	37,043	14,324	52	(39,456)	11,963

Total assets	$420,889	$249,943	$60,075	$(180,947)	$549,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,056	$13,456	$1,488	$—	$38,000
Intercompany accounts payable and accrued expenses	13,314	4,812	4,997	(23,123)	—
Wages and benefits payable	16,749	3,682	1,138	—	21,569
Current portion of debt	246	1,050	843	—	2,139
Current portion of warranty	3,647	1,009	667	—	5,323
Short-term intercompany advances	8,500	82,075	3,987	(94,562)	—
Unearned revenue	18,916	33	1,307	—	20,256

Total current liabilities	84,428	106,117	14,427	(117,685)	87,287

Long-term debt	28,665	122,206	—	—	150,871
Project financing debt	—	—	2,588	—	2,588
Intercompany notes payable	5,697	—	17,219	(22,916)	—
Warranty	5,099	829	—	—	5,928
Deferred income taxes, net	—	—	890	(890)	—
Other obligations	5,205	500	1	—	5,706

Total liabilities	129,094	229,652	35,125	(141,491)	252,380

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	308,840	14,188	22,129	(36,316)	308,841
Accumulated other comprehensive income (loss), net	(4,733)	—	5,684	100	1,051
Accumulated earnings (deficit)	(12,312)	6,103	(2,863)	(3,240)	(12,312)

Total shareholders’ equity	291,795	20,291	24,950	(39,456)	297,580

Total liabilities and shareholders' equity	$420,889	$249,943	$60,075	$(180,947)	$549,960

Condensed Consolidating Balance Sheet

December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,393	$461	$5,770	$—	$11,624
Accounts receivable, net	63,300	17,611	9,186	—	90,097
Intercompany accounts receivable	9,300	10,695	23,187	(43,182)	—
Inventories	22,669	18,914	3,876	—	45,459
Deferred income taxes, net	21,786	604	343	—	22,733
Other	4,269	195	1,013	—	5,477
Intercompany other	12	9,318	1,000	(10,330)	—

Total current assets	126,729	57,798	44,375	(53,512)	175,390

Property, plant and equipment, net	40,919	11,729	7,042	—	59,690
Intangible assets, net	14,621	147,458	58	—	162,137
Goodwill	83,753	21,683	12,035	—	117,471
Deferred income taxes, net	19,329	7,299	1,454	(830)	27,252
Intercompany notes receivable	22,089	—	—	(22,089)	—
Other	29,039	17,009	63	(30,900)	15,211

Total assets	$336,479	$262,976	$65,027	$(107,331)	$557,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,286	$11,984	$2,169	$—	$37,439
Intercompany accounts payable and accrued expenses	27,817	8,797	6,568	(43,182)	—
Wages and benefits payable	8,451	3,956	1,540	—	13,947
Current portion of debt	6,621	28,229	797	—	35,647
Current portion of warranty	5,141	1,293	809	—	7,243
Short-term intercompany advances	5,184	1,000	4,146	(10,330)	—
Unearned revenue	21,647	134	1,210	—	22,991

Total current liabilities	98,147	55,393	17,239	(53,512)	117,267

Long-term debt	45,479	193,882	—	—	239,361
Project financing debt	—	—	3,227	—	3,227
Intercompany notes payable	—	—	22,089	(22,089)	—
Warranty	3,734	2,597	—	—	6,331
Deferred income taxes, net	—	—	830	(830)	—
Other obligations	6,521	—	14	—	6,535

Total liabilities	153,881	251,872	43,399	(76,431)	372,721

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	211,920	13,850	20,667	(34,517)	211,920
Accumulated other comprehensive income (loss), net	(878)	—	4,500	(2,668)	954
Accumulated deficit	(28,444)	(2,746)	(3,539)	6,285	(28,444)

Total shareholders’ equity	182,598	11,104	21,628	(30,900)	184,430

Total liabilities and shareholders’ equity	$336,479	$262,976	$65,027	$(107,331)	$557,151

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$16,132	$8,849	$676	$(9,525)	$16,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,895	27,288	602	—	38,785
Employee stock plan income tax benefits	14,399	—	—	—	14,399
Amortization of prepaid debt fees	1,125	3,205	—	—	4,330
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(9,362)	(163)	—	9,525	—
Interest expense as a result of pushdown of debt	(11,904)	11,904	—	—	—
Realized currency translation gains	(210)	—	(181)	—	(391)
Deferred income tax provision (benefit)	(10,461)	(6,111)	259	—	(16,313)
Other, net	2,151	38	(11)	—	2,178
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,087	(9,050)	225	—	(4,738)
Inventories	(835)	(3,396)	(968)	—	(5,199)
Accounts payable and accrued expenses	1,475	(433)	(682)	—	360
Wages and benefits payable	8,299	(355)	(339)	—	7,605
Unearned revenue	(3,111)	(101)	127	—	(3,085)
Warranty	(128)	76	(142)	—	(194)
Other long-term obligations	(936)	500	—	—	(436)
Intercompany transactions, net	(7,754)	2,745	5,009	—	—
Other, net	787	(3,194)	(1,472)	—	(3,879)

Cash provided by operating activities	14,649	31,802	3,103	—	49,554

Investing activities
Proceeds from the sale of property, plant and equipment	7	—	2,620	—	2,627
Acquisition/transfer of property, plant and equipment	(5,121)	(5,006)	(137)	—	(10,264)
Cash transferred to/payments received from parent, net	—	(3,316)	—	3,316	—
Cash transferred to/payments received from guarantor subsidiaries, net	27,012	—	(2,500)	(24,512)	—
Cash transferred to/payments received from non-guarantor subsidiaries, net	(1,055)	1,209	—	(154)	—
Intercompany notes, net	4,870	—	—	(4,870)	—
Other, net	(1,759)	(141)	(361)	1,414	(847)

Cash provided (used) by investing activities	23,954	(7,254)	(378)	(24,806)	(8,484)

Financing activities
Payments on debt	(122,111)	—	(593)	—	(122,704)
Issuance of common stock	82,269	—	1,414	(1,414)	82,269
Prepaid debt fees	(176)	(215)	—	—	(391)
Cash received from/payments made to guarantor subsidiaries, net	3,316	—	(1,209)	(2,107)	—
Cash received from/payments made to non-guarantor subsidiaries, net	—	2,500	—	(2,500)	—
Cash received from/payments made to parent, net	—	(27,012)	1,055	25,957	—
Intercompany notes, net	—	—	(4,870)	4,870	—
Other, net	—	—	28	—	28

Cash used by financing activities	(36,702)	(24,727)	(4,175)	24,806	(40,798)

Increase (decrease) in cash and cash equivalents	1,901	(179)	(1,450)	—	272
Cash and cash equivalents at beginning of period	5,393	461	5,770	—	11,624

Cash and cash equivalents at end of period	$7,294	$282	$4,320	$—	$11,896

Non-cash transactions:
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary, net of payments	$105,803	$(105,803)	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,267	$—	$269	$—	$1,536
Interest	8,771	—	215	—	8,986

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$1,750	$2,983	$(729)	$(2,254)	$1,750
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13,125	5,698	437	—	19,260
Employee stock plan income tax benefits	1,366	—	—	—	1,366
Amortization of prepaid debt fees	1,165	—	—	—	1,165
Equity in earnings (losses) of non-guarantor subsidiaries	(2,206)	(48)	—	2,254	—
Interest expense as a result of pushdown of debt	(3,820)	3,820	—	—	—
Realized currency translation gain	(279)	—	—	—	(279)
Deferred income tax provision (benefit)	(927)	(609)	258	—	(1,278)
Other, net	1,560	—	—	—	1,560
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,584	6,984	143	—	25,711
Inventories	(11,234)	2,783	(562)	—	(9,013)
Accounts payable and accrued expenses	(3,466)	1,357	1,249	—	(860)
Wages and benefits payable	57	324	56	—	437
Unearned revenue	(1,348)	83	135	—	(1,130)
Warranty	(8,643)	(314)	(254)	—	(9,211)
Other long-term obligations	(808)	—	—	—	(808)
Intercompany transactions, net	7,600	2,087	(9,687)	—	—
Other, net	(836)	47	(337)	—	(1,126)

Cash provided (used) by operating activities	11,640	25,195	(9,291)	—	27,544

Investing activities
Proceeds from the sale of property, plant and equipment	12	—	—	—	12
Acquisition/transfer of property, plant and equipment	(9,246)	(666)	(89)	—	(10,001)
Acquisitions, net of cash and cash equivalents	(253,230)	1	1,400	—	(251,829)
Payment of contingent purchase price for acquisition	(1,957)	—	—	—	(1,957)
Cash transferred to parent	—	(16,200)	—	16,200	—
Cash transferred to non-guarantor subsidiaries	(9,653)	(3,590)	—	13,243	—
Cash received from non-guarantor subsidiaries	1,540	—	—	(1,540)	—
Other, net	(115)	1	639	—	525

Cash provided (used) by investing activities	(272,649)	(20,454)	1,950	27,903	(263,250)

Financing activities
New borrowings	309,081	—	—	—	309,081
Transfer to escrow for senior subordinated notes	—	—	—	—	—
Change in short-term borrowings, net	(10,000)	—	—	—	(10,000)
Payments on debt	(47,961)	—	(1,630)	—	(49,591)
Issuance of common stock	4,776	—	—	—	4,776
Prepaid debt fees	(13,470)	—	—	—	(13,470)
Cash received from guarantor subsidiaries	16,200	—	—	(16,200)	—
Intercompany notes payable	—	—	13,243	(13,243)	—
Payments on intercompany notes payable	—	—	—	—	—
Cash paid to parent	—	—	(1,540)	1,540	—
Other, net	(6)	—	—	—	(6)

Cash provided by financing activities	258,620	—	10,073	(27,903)	240,790

Increase (decrease) in cash and cash equivalents	(2,389)	4,741	2,732	—	5,084
Cash and cash equivalents at beginning of period	5,088	—	1,152	—	6,240

Cash and cash equivalents at end of period	$2,699	$4,741	$3,884	$—	$11,324

Non-cash transactions:
Taxes on contingent purchase price payable for acquisition	$113	$—	$—	$—	$113
Pushdown of debt and related costs from Parent Company to Guarantor Subsidiary	(240,321)	240,321	—	—	—
Reclassification of prepaid debt fees	485	—	—	—	485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$415	$—	$16	$—	$431
Interest	4,138	—	258	—	4,396

Note 14: Subsequent Events

During October 2005, we made $3.0 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $25.0 million at November 4, 2005.

On October 27, 2005, we signed an agreement with Jubilation Enterprises, LLC and Telect, Inc., a privately-held telecommunication equipment manufacturer, to purchase Jubilation’s 198,000 square foot building for approximately $19.8 million, consisting of both real and personal property, subject to customary due diligence and other closing conditions. The building is located in Liberty Lake, Washington, which is close to our current headquarters building in Spokane. Closing is expected to occur by December 31, 2005. We expect to take possession of the building in April 2006 and to begin moving operations in the third quarter of 2006. During the period from closing to our possession, we will lease the facility back to Telect, which is using it as its headquarters. We expect to partially finance the purchase with a loan. Our existing 141,000 square foot headquarters facility will be listed for sale.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, sales, earnings growth, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) rescheduling of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission licensing actions), 5) future acquisitions and 6) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risks Relating to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the SEC on March 11, 2005.

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

Highlights

On July 1, 2004, we completed the acquisition of our Electricity Metering business. Third quarter results for both 2005 and 2004 reflect a full quarter of operations for our Electricity Metering business. Year-to-date results in 2005 include nine months of Electricity Metering operations compared with three months in 2004.

Industry wide utility capital spending on automatic meter reading (AMR) has increased significantly in 2005, compared with 2004. The increased utility capital spending and the Electricity Metering acquisition have resulted in a significant increase to our new order bookings and backlog in 2005. Total new order bookings in the third quarter and first nine months of 2005 were $212 million and $506 million compared with $98 million and $230 million in the third quarter and first nine months of 2004. Total backlog was $325 million at September 30, 2005, compared with $177 million at September 30, 2004. Included in third quarter 2005 new order bookings was a contract with Progress Energy, Inc. for 2.7 million electronic meters with embedded AMR, worth approximately $120 million.

In 2005, increased revenues from Electricity Metering, higher volumes for AMR and operating efficiencies have resulted in a growth in earnings that is higher than our percentage growth in revenues. Operating cash flow has also increased significantly in 2005.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following graphs present our revenues and gross margins for the three and nine months ended September 30, 2005 and 2004.

(in millions, except gross margins)

Revenues

Sales revenues increased $21.4 million and $125.3 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily as a result of increased hardware sales, including AMR gas modules, handheld systems and electricity meters. Service revenues for the three and nine months ended September 30, 2005 declined by $2.7 million and $348,000, respectively, due to the phase out of a $4.2 million contract manufacturing service arrangement provided to a former affiliate offset by increased software maintenance fees.

No customer represented more than 10% of total revenues for the three and nine months ended September 30, 2005 or 2004. Our 10 largest customers accounted for approximately 31% and 22% of total revenues during the three and nine months ended September 30, 2005, respectively. During the same periods in 2004, our 10 largest customers accounted for approximately 31% of total revenues in each period.

Gross Margins

As a percentage of revenue, sales gross margin for the third quarter of 2005 increased two percentage points, compared with 2004, as a result of higher hardware sales and a favorable mix of products. Sales gross margin for the nine months ended September 30, 2005 remained constant, compared with 2004. Service gross margin increased six percentage points in the three months ended September 30, 2005, compared with the same period in 2004, primarily due to a contract manufacturing service arrangement for a former affiliate that was phased out by December 31, 2004. Revenues from this arrangement were approximately $4.2 million in the third quarter of 2004. Service gross margin increased one percentage point in the nine months ended September 30 2005, compared with the same period in 2004, primarily due to increased software maintenance revenues.

Segment Revenues, Gross Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions) and three operating segments. Software Solutions is a single segment, whereas Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three operating segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income (loss). There are no inter-operating segment revenues. Assets and liabilities are not allocated to the operating segments, except for the Electricity Metering operating segment, which is individually maintained and reviewed. Approximately 60% of depreciation expense was allocated to the operating segments, with the remaining portion unallocated at September 30, 2005 and 2004.

We classify sales in the United States and Canada as domestic revenues. International revenues were $10.3 million and $5.8 million for the three months ended September 30, 2005 and 2004 and $28.2 million and $13.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in international revenues for the third quarter of 2005 was due to higher handheld system sales. International revenues increased for the nine months ended September 30, 2005, compared with 2004, due to the addition of our Electricity Metering business.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing of our AMR technology for other electricity meter vendors, mobile and network AMR data collection technologies, SmartSynch meter systems, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential solid-state and electromechanical electricity meters, AMR enabled meters, commercial and industrial solid-state electricity meters and generation, SmartSynch meter systems, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution systems design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

AMR related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules we manufacture that are attached to mechanical electricity meters, AMR circuit boards that we manufacture for insertion into other vendors’ solid-state electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering are our solid-state meters with our AMR technology as well as some contract manufacturing for inserting other vendors’ AMR technology into our solid-state meters.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions)			(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$70.6	$56.8	24%	$182.5	$178.7	2%
Electricity Metering	58.6	54.2	8%	173.3	54.2	220%

Total Hardware Solutions	129.2	111.0	16%	355.8	232.9	53%
Software Solutions	11.9	11.5	3%	36.9	34.8	6%

Total Company	$141.1	$122.5	15%	$392.7	$267.7	47%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)		(in millions)		(in millions)
Segment Gross Profit and Margin
Hardware Solutions
Meter Data Collection	$32.1	45%	$24.1	42%	$80.4	44%	$82.2	46%
Electricity Metering	24.2	41%	21.2	39%	73.2	42%	21.2	39%

Total Hardware Solutions	56.3	44%	45.3	41%	153.6	43%	103.4	44%
Software Solutions	4.7	39%	4.2	36%	15.1	41%	12.2	35%

Total Company	$61.0	43%	$49.5	40%	$168.7	43%	$115.6	43%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
	(in millions)		(in millions)		(in millions)		(in millions)
Segment Operating Income (Loss)
Hardware Solutions
Meter Data Collection	$26.6	38%	$18.9	33%	$64.6	35%	$66.6	37%
Electricity Metering	20.2	34%	17.3	32%	60.5	35%	17.3	32%
Other unallocated costs	(5.9)	-5%	(5.3)	-5%	(18.1)	-5%	(12.7)	-5%

Total Hardware Solutions	40.9	32%	30.9	28%	107.0	30%	71.2	31%
Software Solutions	(3.0)	-25%	(5.1)	-44%	(8.6)	-23%	(17.0)	-49%
Corporate unallocated	(23.7)	-17%	(18.3)	-15%	(68.1)	-17%	(43.0)	-16%

Total Company	$14.2	10%	$7.5	6%	$30.3	8%	$11.2	4%

Hardware Solutions—Meter Data Collection: Meter Data Collection revenues in the quarter were $70.6 million compared with $56.8 million in 2004, an increase of $13.8 million, or 24%. The increase was due to higher AMR gas module sales, higher handheld system revenues and increased contract manufacturing services and royalties related to embedding our AMR technology into other electricity meter vendors’ solid-state meters. Offsetting the increases were decreased implementation services and sales of third-party hardware. We shipped approximately 1.2 million AMR modules in the third quarter of 2005, compared with 900,000 in the third quarter of 2004. There were no customers that represented more than 10% of Meter Data Collection revenues in the third quarter of 2005 or 2004.

Gross margin increased three percentage points for the third quarter of 2005, compared with the third quarter of 2004, due primarily to the higher mix of standalone gas AMR modules and handhelds.

Meter Data Collection revenues increased $3.8 million for the nine months ended September 30, 2005, compared with the same period in 2004, due to increased shipments of standalone gas AMR modules, increased handheld sales and increased contract manufacturing services and royalties related to embedding our AMR technology into other electricity meter vendors’ solid-state meters. Those increases were partially offset by fewer shipments of electric and water standalone AMR modules, lower average selling prices for AMR modules, in particular electric modules, and decreases in implementation services and third-party hardware sales. Standalone electric AMR module shipments have declined as we are shipping an increasing portion of our electric AMR technology in the form of meters with embedded AMR.

Year-to-date standalone electric, gas and water AMR module shipments were 3.1 million in 2005, compared with 2.8 million in 2004. There were no customers that represented more than 10% of Meter Data Collection revenues for the first nine months of 2005. One customer represented 11% of Meter Data Collection revenues for the nine months ended September 30, 2004.

Gross margin decreased two percentage points for the nine months ended September 30, 2005, compared with the same period in 2004. Reductions in gross margin due to lower average selling prices for AMR modules, in particular electric, and lower implementation margins were partially offset by gross margin improvements due to a higher mix of gas AMR modules and higher handheld sales.

Average selling prices for AMR modules declined as a result of competitive pricing pressures driven partially by the licensing of certain of our electric AMR technology to a competitor and as a result of larger contracts, which generally have lower pricing on a per unit basis. The licensing of our electric AMR technology to a competitor was pursuant to a licensing and sales agreement required by the consent decree entered into with the Federal Trade Commission in connection with the Electricity Metering acquisition. The sales portion of the agreement expires in the fourth quarter of 2005.

Meter Data Collection operating expenses were $5.5 million, or 8% of revenues, in the third quarter of 2005, compared with $5.2 million, or 9% of revenues, for the third quarter of 2004. Year-to-date operating expenses were $15.8 million in 2005 compared with $15.6 million in the same period of 2004, and were 9% of revenues in both periods.

Hardware Solutions—Electricity Metering: We completed the acquisition of our Electricity Metering business on July 1, 2004. Third quarter results for both 2005 and 2004 represent a full quarter of operations for this business. The nine months ended September 30, 2005 reflect nine months of Electricity Metering operations, while the nine months ended September 30, 2004 only reflect three months of Electricity Metering operations.

Electricity Metering revenues in the quarter were $58.6 million compared with $54.2 million in 2004. Residential meter sales increased approximately $9.2 million in 2005 compared with 2004, offset by slightly lower commercial and industrial meter sales in the 2005 quarter. Also offsetting the increase in residential meter sales was the phase out during the last half of 2004, of contract manufacturing services for a former affiliate. Revenues from these services were approximately $4.2 million in the third quarter of 2004.

We shipped approximately 1.2 million electricity meters in the quarter compared with approximately 850,000 in the third quarter of 2004. The growth in unit shipments of 39% is approximately twice the revenue growth rate due to the higher mix of residential meters as well as lower average selling prices in 2005. Year-to-date in 2005, electricity meter shipments were approximately 3.4 million.

Approximately 48% and 40% of meters shipped during the quarter and year-to-date periods in 2005 were equipped with Itron AMR technology, compared with 32% in the third quarter of 2004. In addition, 13% and 17% of those shipments in the third quarter and first nine months of 2005 were equipped with other vendors’ AMR technology compared with 25% in the third quarter of 2004.

One customer represented 13% of Electricity Metering revenues in the third quarter of 2005. No customer represented more than 10% of Electricity Metering revenues in the third quarter of 2004 or for the nine months ended September 30, 2005 and 2004.

Electricity Metering gross margin was 41% in the third quarter of 2005, compared with 39% in the third quarter of 2004. Third quarter 2004 margins were approximately four percentage points lower than they otherwise would have been due to a purchase accounting adjustment at July 1, 2004 that increased the book value of finished goods inventory to expected sales price less certain costs. Gross margin in the 2004 quarter was also lower due to $4.2 million in contract manufacturing services for the former affiliate, which were at very low margin. Gross margin for the nine months ended September 30, 2005 was 42%. Although average sale prices of meters declined during 2005, the decrease was partially offset by lower manufacturing costs. In addition, a smart metering pilot project in Ontario, Canada, affected year-to-date gross margins. Electricity Metering gross margins can vary from period to period due to changes in the mix of meters sold.

Operating expenses for Electricity Metering were $4.0 million and $3.9 million for the third quarter of 2005 and 2004, respectively, and $12.7 million for the nine months ended September 30, 2005, or approximately 7% of revenue for each period. Operating expenses for Electricity Metering are lower as a percentage of revenue, compared with Meter Data Collection, due to lower product development and marketing expenses as a result of a more narrowly focused product portfolio.

Hardware Solutions—Other unallocated costs: Sales and administrative expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions-Other unallocated costs.” These costs increased approximately $600,000 and $5.4 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to increased incentive sales compensation and the addition of Electricity Metering. As a percentage of revenue, these costs remained constant at 5% for both periods of 2005 and 2004.

Software Solutions: Revenues were $400,000 and $2.1 million higher for the three and nine months ended September 30, 2005, compared with the same periods in the prior year. For both periods in 2005, higher software license fees and maintenance revenues were offset by lower professional service revenues. Third quarter and year-to-date gross margins in 2005 increased three and six percentage points, respectively, due to a proportionately higher content of revenues from licenses and maintenance. There were no customers that represented more than 10% of Software Solutions revenues for the three and nine months ended September 30, 2005 and 2004.

Workforce and facility reductions during 2004 have contributed to lower operating losses in 2005. However, gross margin dollars for Software Solutions are not yet sufficient to cover current operating expenses due primarily to significant investment in product development. Software Solutions operating expenses decreased $1.6 million in the third quarter of 2005, compared with the third quarter of 2004, and decreased as a percentage of revenue from 81% to 65% for the same period. Software Solutions operating expenses decreased $5.5 million in the first nine months of 2005, compared with the same period in 2004, and decreased as a percentage of revenue from 84% to 64% for the same period.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $5.4 million in the third quarter of 2005, compared with the same period in 2004, due to increased intangible asset amortization attributable to Electricity Metering and additional general and administrative expenses. The increase in general and administrative expenses was primarily due to increased costs for Sarbanes-Oxley compliance, increased audit and tax fees and the accrual of employee bonus and profit sharing accruals in 2005. These operating expenses increased $25.1 million in the nine months ended September 30, 2005, compared with the same period in 2004, primarily due to increased intangible asset amortization expense and corporate expenses attributable to the Electricity Metering acquisition. Increases in 2005 were partially offset by decreases in restructuring charges.

Backlog of Orders

Our sales include annual or multi-year contracts, which are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts, as well as follow-on or add-on orders with existing customers. Electricity Metering typically has long-term non-binding commitments with customers for meter purchases that are subject to changes in volumes or time periods. As purchase orders are released against those commitments, they are included in bookings. Bookings for a reported period represent contracts and purchase orders received during a specified period.

Total backlog represents committed but undelivered purchase orders. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship, and as bookings and backlog can fluctuate significantly due to the timing of large project awards.

Information on bookings and backlog is summarized by quarter as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
September 30, 2005	$212	$325	$198
June 30, 2005	177	243	151
March 31, 2005	117	190	116
December 31, 2004	128	179	97
September 30, 2004	98	177	104
June 30, 2004	66	153	76
March 31, 2004	66	155	79
December 31, 2003	45	145	62

Beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Operating Expenses

The following table details our total operating expenses in dollars and as a percent of revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$13.7	10%	$12.0	10%	$40.5	10%	$31.9	12%
Product development	11.8	8%	11.9	10%	35.1	9%	32.7	12%
General and administrative	11.5	8%	9.2	7%	33.4	9%	24.5	9%
Amortization of intangibles	9.7	7%	7.2	6%	29.2	7%	11.3	4%
Restructurings	—	—	1.6	1%	0.4	—	4.0	2%

Total operating expenses	$46.7	33%	$41.9	34%	$138.6	35%	$104.4	39%

Operating expenses increased for the first nine months of 2005, compared with 2004, primarily due to our acquisition of our Electricity Metering business on July 1, 2004. Third quarter results for both 2005 and 2004 represent a full quarter of operations for our Electricity Metering business.

Sales and marketing, product development and general and administrative expenses (SP&G) increased $3.9 million in the third quarter of 2005 compared with the third quarter of 2004. Sales and marketing increased $1.7 million primarily due to increased incentive sales compensation. General and administrative expenses increased $2.3 million due to professional services for Sarbanes-Oxley compliance, increased audit and tax fees and employee bonus and profit sharing accruals in 2005. However, as a percentage of revenues, SP&G decreased period-over-period due to a more narrowly focused product portfolio for Electricity Metering, compared with Meter Data Collection and Software Solutions. SP&G increased $19.9 million in the nine months ended September 30, 2005, compared with the same period in 2004, primarily as a result of our Electricity Metering business.

Amortization of intangible assets increased as a result of the addition of $167.1 million in amortizable intangible assets from the acquisition of our Electricity Metering business on July 1, 2004.

Restructuring expenses were $390,000 for the first nine months of 2005, compared with $4.0 million in the first nine months of 2004. During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. The 2005 restructuring expenses were incurred in the first quarter associated with additional costs for those activities. No additional restructuring expenses have occurred for 2005.

In-Process Research and Development Expenses

The July 1, 2004 acquisition of our Electricity Metering business resulted in $6.4 million of in-process research and development (IPR&D) expense, which we recognized in the fourth quarter of 2004, as follows:

	Year of Acquisition	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
		(in millions)
Electricity Metering business	2004	$6.4	$1.2	18%	14%

The IPR&D consisted primarily of next generation technology, valued at $5.7 million. We have estimated the research and development to be approximately 85% complete, with a cost to complete the development of approximately $400,000 over the next three to six months. We have a high degree of confidence that we will be able to complete the development of these in-process development projects as we believe we have no major technological hurdles and no significant resource constraints. In addition, the development of these projects is not dependent on a single individual. However, if the projects are not completed in a reasonable time frame, we may face increasing competition from competitors that are able to respond more quickly to new or emerging technologies and changes in customer requirements.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Interest income	$69	$24	$167	$152
Interest expense	(4,328)	(5,147)	(15,280)	(8,162)
Other income (expense), net	(535)	261	20	(474)

Total other income (expense)	$(4,794)	$(4,862)	$(15,093)	$(8,484)

For the quarter, interest expense is lower in 2005, compared with 2004 primarily because we have paid down the term bank debt we issued in July of 2004 in connection with the acquisition of our Electricity Metering business. Year-to-date in 2005, interest expense was higher than in 2004 as the term bank debt and the senior subordinated notes issued in May 2004 were outstanding for a longer period of time. For the three and nine months ended September 30, 2005, interest expense included approximately $1.3 million and $4.3 million of amortization related to prepaid debt fees, compared with $750,000 and $1.2 million for the same periods in 2004.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. During the third quarter and first nine months of 2005, other income (expense) consisted primarily of foreign currency fluctuations. During the first nine months of 2004, we recorded a state tax refund of approximately $500,000 and an investment impairment of $775,000.

Income Taxes

We estimate our 2005 annual effective income tax rate will be approximately 34%. Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. In the second quarter of 2005, we completed a study of federal research tax credits for the years 1997 through 2004, recognizing a $5.9 million net tax benefit. The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. The only provision that had a significant income tax effect on the Company was the extension of research credits through December 31, 2005. We estimate the 2005 net benefit will be approximately $1.2 million. Due primarily to these credits, we had a net tax benefit of $963,000 for the nine months ended September 30, 2005.

Our effective income tax rate of 38% for the three months ended September 30, 2004 was higher than the full year 2004 effective income tax rate of 36%, as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments in the third quarter.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Operating activities	$49.6	$27.5
Investing activities	(8.5)	(263.2)
Financing activities	(40.8)	240.8

Increase in cash and cash equivalents	$0.3	$5.1

Operating activities: Cash provided by operating activities increased $22.1 million in the first nine months of 2005, compared with first nine months of 2004. Increased revenues generated an additional $92.4 million in cash, which was offset by an increase of $64.7 million in cash paid to suppliers and employees and $5.6 million in cash paid for interest and taxes.

Investing activities: During May 2005, we received $2.6 million in proceeds from the sale of our manufacturing facility in Quebec, Canada. We used $10.3 million in cash for property, plant and equipment purchases during the first nine months of 2005, compared with $10.0 million during the first nine months of 2004. We used $256 million for our Electricity Metering business acquisition in the second quarter of 2004, with no comparable activity during the same period in 2005. We made $2.0 million in cash-earnout payments during the first half of 2004 related to a 2003 acquisition.

Financing activities: In 2005, an equity offering in May generated $59.8 million in net proceeds and employee stock purchase plan purchases and stock-based award exercises (employee stock transactions) generated $22.5 million in cash. Offsetting those proceeds were $121.0 million of optional repayments and $1.1 million in minimum mandatory repayments on our term loan debt during the first nine months of 2005. In 2004, in connection with the acquisition of our Electricity Metering business, we received $309.1 million in net proceeds from the issuance of new debt. In the first nine months of 2004, employee stock transactions generated an additional $4.8 million in cash and we had net borrowings of $10.0 million on our revolving line of credit. Offsetting those were $34.9 million in repayments on debt during the first nine months of 2004.

We had no off-balance sheet financing agreements at September 30, 2005 and December 31, 2004, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At September 30, 2005, we had $11.9 million in cash and cash equivalents. Cash equivalents historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents.

Our senior secured credit facility (credit facility) consists of an original $185 million seven-year senior secured term loan (term loan or term debt) and a $55 million five-year senior secured revolving credit line (revolver). The outstanding term loan balance at

September 30, 2005 was $28.0 million while the revolver had no outstanding borrowings. Our senior secured credit facility provides us with the future ability to increase our revolver commitment from $55 million to $75 million, and to increase our letter of credit limit from $55 million to $65 million. The credit facility is guaranteed by all of our operating subsidiaries (except our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. Debt issuance costs are amortized over the life of the credit facility using the effective interest method. Unamortized debt issuance costs were approximately $9.6 million and $13.5 million at September 30, 2005 and December 31, 2004, respectively.

Our required minimum quarterly principal payments are $324,000 for the next 17 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments at maturity. Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. We had no mandatory prepayment requirement during 2004. We made optional prepayments on the term loan of $121.0 million during the first nine months of 2005 and $34.0 million during the second half of 2004.

At September 30, 2005, $1.3 million of the $28.0 million in term debt was classified as current, based on the mandatory principal payments defined in the amended borrowing agreement. At December 31, 2004, $34.9 million of the $150.1 million outstanding balance on the term loan was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make during the first six months of 2005 in order to remain in compliance with our debt covenants. We were in compliance with all of our debt covenants at September 30, 2005, which require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. At September 30, 2005 there were no borrowings outstanding under the revolver and $22.7 million was utilized by outstanding standby letters of credit resulting in $32.3 million available for additional borrowings.

At September 30, 2005, we held no derivative instruments.

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes are discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at September 30, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured credit facility and are guaranteed by all of our operating subsidiaries (except our foreign subsidiaries and an outsourcing project financing subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

We maintain bid and performance bonds for certain customers. Bonds in force were $8.0 million and $7.3 million at September 30, 2005 and December 31, 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.7 million and $23.3 million at September 30, 2005 and December 31, 2004, respectively.

We have an employee bonus and profit sharing plan in which most of our employees participate. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was made during the first quarter of 2005 for fiscal year 2004. The performance measures established for the 2005 bonus and profit sharing plan are based on achievement of specified levels of earnings. We accrued approximately $2.8 million and $6.7 million under this plan for the three and nine months ended September 30, 2005.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2005, we expect to pay approximately $1.2 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect to begin making significant cash payments for federal tax purposes beginning in 2007, based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized in 2006 and our remaining tax credits not limited by Section 383 will be fully utilized in 2007.

Working capital at September 30, 2005 was $87.8 million compared with $58.1 million at December 31, 2004. The increase in working capital primarily results from a $33.6 million reduction in the current portion of our term debt from December 31, 2004 to September 30, 2005, offset by a $14.4 million reclassification of deferred taxes from current to non-current. The deferred tax reclassification is due to stock-option exercises and disqualifying dispositions, which result in reduced taxable income deferring the utilization of net operating loss carryforwards into subsequent years.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At September 30, 2005, there were no contingencies requiring accrual or disclosure.

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

Unearned revenue is recorded for products or services when the criteria for revenue recognition have not been met. The majority of unearned revenue relates to annual billing terms for post-sale maintenance and support agreements.

Warranty: We offer industry standard warranties on our hardware products and large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Thorough testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products.

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

Goodwill and Intangible Assets: Goodwill and intangible assets are primarily the result of our acquisitions in 2004, 2003 and 2002. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1st, under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our operating segments, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Deferred Income Taxes: We estimate the expected realizable value of deferred tax assets. As of September 30, 2005, we have a valuation allowance of $6.8 million to reduce our deferred tax assets relating to select net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

Compensation Plans: We have compensation plans that offer a range of award amounts for the achievement of a various annual performance and financial targets. Actual award amounts will be determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we must estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At September 30, 2005, there were no contingencies requiring accrual or disclosure.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred on or after January 1, 2006. While we believe this Statement will not have a material effect on our financial statements, the impact of adopting the new rule is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We have not yet quantified the effects of the adoption of SFAS 123R, but the adoption of SFAS 123R will decrease gross profit, increase operating expenses, affect the tax rate and will materially affect net income. The pro forma effects on net income (loss) and earnings per share if we had applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards are disclosed in Note 1 of the financial statements. Such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS 123R, however the provisions of the two statements differ.

SFAS 123R will be effective for our fiscal year beginning January 1, 2006. The Statement will be implemented on a prospective basis for new awards, awards modified, repurchased or cancelled after January 1, 2006 and unvested options previously granted.

Subsequent Events

During October 2005, we made $3.0 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $25.0 million as of November 4, 2005.

On October 27, 2005, we signed an agreement with Jubilation Enterprises, LLC and Telect, Inc., a privately-held telecommunication equipment manufacturer, to purchase Jubilation’s 198,000 square foot building for approximately $19.8 million, consisting of both real and personal property, subject to customary due diligence and other closing conditions. The building is located in Liberty Lake, Washington, which is close to our current headquarters building in Spokane. Closing is expected to occur by December 31, 2005. We expect to take possession of the building in April 2006 and to begin moving operations in the third quarter of 2006. During the period from closing to our possession, we will lease the facility back to Telect, which is using it as its headquarters. We expect to partially finance the purchase with a loan. Our existing 141,000 square foot headquarters facility will be listed for sale.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of October 7, 2005 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at September 30, 2005:

	2005	2006	2007	2008	2009	Beyond 2009
	(in millions)
Fixed Rate Debt
Project financing debt	$0.2	$0.9	$0.9	$1.0	$0.4	$—
Average interest rate	7.60%	7.60%	7.60%	7.60%	7.60%	—

Senior Subordinated Notes (1)	$—	$—	$—	$—	$—	$125.0
Average interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (2)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (3)	$0.3	$1.3	$1.3	$1.3	$1.3	$22.5
Average interest rate	6.10%	6.35%	6.35%	6.40%	6.46%	6.50%

(1)	The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted at 99.265 to yield 7.875%.
(2)	There was no balance on the revolving credit line at September 30, 2005.
(3)	Repayment of the term loan is based on minimum mandatory principal payments defined in the April 2005 amended senior secured credit facility agreement.

Based on a sensitivity analysis as of September 30, 2005, we estimate that if market interest rates for the fourth quarter of 2005 average one percentage point higher than in the table above, our earnings before income taxes in 2005 would decrease by approximately $71,000.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 7% of our total revenues for the nine months ended September 30, 2005. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material affect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At September 30, 2005, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the affect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the nine months ended September 30, 2005. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the affect of foreign currency fluctuations and may institute hedging alternatives.

Item 4: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, the end of the period covered by this report.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At September 30, 2005, there were no contingencies requiring accrual or disclosure.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2005.

Item 5: Other Information

(a) On August 1, 2005, the Long-Term Performance Plan (LTPP) for senior management and key executive officers was amended to redefine payouts in the event of a change in employment.

(b) Not applicable.

Item 6: Exhibits

Exhibit Number	Description of Exhibits
10.20	Amended Long-Term Performance Plan dated February 16, 2005 and amended on August 1, 2005 between Itron, Inc. and certain of its executive officers.

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 4th day of November, 2005.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer