Form 10-K
period 2005-12-31
ITRON INC /WA/
filed 2006-02-24
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Title of each class

Common stock, no par value

Preferred share purchase rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market on such date) was $1,076,367,829.

As of January 31, 2006, there were outstanding 24,936,571 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 9, 2006.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock based compensation expense, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Annual Report on Form 10-K. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) delays, rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission (FCC) licensing actions), 5) our dependence on new product development and intellectual property, 6) future acquisitions and 7) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risk Factors” within Item 1A.

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

General

Itron is a leading technology and knowledge provider to the global energy and water industries. We have provided handheld computer meter data collection systems since our founding in 1977, automatic meter reading (AMR) since 1986 and electricity meters since July 1, 2004. Our solutions are comprised of hardware, software and services that integrate the creation, measurement, collection, management, application and forecasting of data, providing a platform for utilities to share and apply critical knowledge throughout the utility and with other market participants, including end-users. Nearly 3,000 utilities worldwide rely on our technology to deliver the knowledge they require to optimize the delivery and use of energy and water.

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

Market Overview

Utility Industry Structure and Challenges

The largest electric and gas utilities in the United States and Canada are investor-owned, highly regulated companies. The water industry, and some portions of the electric and gas industries, consist primarily of smaller utilities, many of which are government-operated or closely-held. Outside the United States and Canada, utilities are a mixture of government-operated and investor-owned companies, and in some cases are much larger in size than utilities in the United States and Canada.

Despite differences in size and markets, utilities around the world face similar issues. Many utilities struggle with an insufficient supply of electricity during peak periods, as well as an aging delivery infrastructure that is in need of additional investment. In the water industry, increasing demand and static or decreasing supplies have resulted in water utilities imposing restrictions on the use of water in many areas. Increases in wholesale natural gas prices have resulted in higher costs for electricity generation and higher retail prices for electricity and natural gas. Utilities are expected to keep rates low, while utility investors and governments want improved financial performance and reasonable returns on their investments.

Utilities face increased scrutiny from regulators and customers to improve service and efficiency and increase system reliability. In some markets, utilities are requested to provide better information so that customers can manage their own energy and water usage. The Energy Policy Act of 2005, passed in August 2005, requires electric utilities to offer their customers time-based rates and directs utilities and state utility commissions to study and evaluate methods for implementing demand response and improving power generation.

In response to many of these challenges and directives, utilities are investing in hardware and software technologies that provide increased analytics, intelligence and information in order to improve operational and financial performance to provide their customers with additional information to manage exposure to market forces.

Segment Opportunities

Electricity Metering.    Most installed residential electricity meters are electromechanical, using a mechanical register to measure aggregate electricity consumption over a specified time interval. Our electronic residential electricity metering technology has been commercially available since 1998. Electronic technology provides increased capabilities, reliability and accuracy and facilitates the integration of embedded AMR functionality in electricity meters. Most C&I and Generation, Transmission and Distribution (GT&D) meters have been electronic for many years.

Electricity metering industry growth is driven by new construction and replacement of old meters. Metering products are critical components of an electric utility’s distribution infrastructure and, as such, meter purchases for new construction and normal meter replacements are typically not affected by factors that influence overall utility capital spending. The U.S. electricity metering market has historically shown consistent growth over a long period of time, approximately 3% annually. In more recent years, increased deployments of AMR and utility efforts for improved service and efficiency have caused the industry growth rate to be even higher.

In the United States and Canada, there are approximately 150 million electricity meters, of which approximately 133 million are residential. Of those residential meters, we estimate that 85% are electromechanical and 15% are electronic. In 2005, we estimate that over two-thirds of the meters sold were electronic and expect that the percentage of electronic meters sold to continue to increase. We believe that our meters represent more than 90% of the installed base of electronic residential electricity meters in the United States and Canada. We expect our percentage share of this market to decrease as the percentage of electronic meters sold increases. We also believe that over the last few years, our meters have represented approximately one-third of all electricity meter shipments in those markets. We also ship electricity meters to numerous other countries, with the largest concentrations in the Dominican Republic, Puerto Rico and Mexico.

Meter Data Collection.    Almost all utilities in the United States and Canada, as well as utilities in many other countries, use a combination of handheld and AMR technologies for a substantial portion of their meter data collection functions. In the United States and Canada, the market for handheld meter reading systems consists primarily of upgrade and replacement sales. We estimate approximately 70% of the largest utilities (those with over 125,000 meters installed) in the United States and Canada use our handheld meter reading systems.

In the United States and Canada, there are approximately 150 million electricity meters, 70 million gas meters and 80 million water meters. We estimate between 25% and 30% of those 300 million meters are read with AMR systems, of which over half are read with our AMR technology. Outside the United States and Canada, we estimate there are approximately 1.9 billion meters, of which approximately 35 million meters were automated as of December 31, 2005, reflecting less than a 2% AMR penetration. AMR industry growth is primarily driven by the need for cost savings, increased accuracy, improved service, theft detection, more frequent meter data collection as well as other factors. Industry surveys indicate a substantial majority of utilities in the United States and Canada intend to implement AMR and many of those utilities intend to automate every meter in their service area. However, AMR industry growth has historically varied due to the project-based nature of orders from most large investor-owned utilities, and because purchases may be deferred as a result of many factors that can affect utility capital spending. The annual growth rate for AMR in North America averaged 15% from 2000 through 2004. However, during that time, the peak annual growth rate was 31% in 2001, and in 2004, there was a year-over-year decline in AMR purchases of approximately 7%. AMR unit shipments increased in 2005 and mid-2005 industry reports reflected a growth for the market of approximately 15% over 2004 levels.

Software Solutions.    The market and growth rates for our software licenses and related implementation and consulting services are difficult to estimate and predict. Growth in residential meter data collection software is primarily affected by handheld upgrade and replacement cycles and by new purchases of AMR systems. C&I meter data collection software system growth is primarily influenced by upgrades in North America and by new sales in foreign markets. The need for more frequent meter reads will also lead to growth in data collection and meter data management software. While we believe there is an increasing need for many of our software applications in both domestic and foreign markets, purchases of these products are affected by each utility’s overall capital spending budget and may be deferred as a result of many factors.

Products and Solutions

Electricity Metering

Residential Meters.    In the United States and Canada, residential meters account for approximately 90% of the meters in a utility’s electricity network. Due to the limited voltage requirements of households, residential electricity meters are simpler in design and are typically less expensive than other types of meters. Our residential electricity meters are based on a flexible product platform allowing the product to be adapted to customers’ different communications and register preferences. Our electronic CENTRON® electricity meter incorporates a two-piece design that combines a base metrology with a variety of electronic registers that enable different measurement, storage, communications and AMR functions. Our electronic meters include Itron and competitive AMR technology. On June 30, 2005, we stopped manufacturing electromechanical residential electricity meters due to changing market demand.

Commercial and Industrial Meters.    In the United States and Canada, C&I meters account for approximately 10% of the meters in a utility’s electricity network. Due to the various voltage requirements and consumption behavior of C&I customers, these meters are more sophisticated in design and provide additional measurement capabilities beyond residential meters such as demand, time-of-use, load profile, reactive measurement and monitoring power and voltage quality. All C&I meters sold today employ electronic technology. Our electronic SENTINEL® meter is our primary meter for C&I use.

Generation, Transmission and Distribution Meters.    The market for GT&D meters accounts for a relatively small number of units shipped in a given year. These meters are the most sophisticated of all power meters, and are typically used by utilities and large industrial customers for applications such as the monitoring of power quality and interruption, system optimization and bulk power measurements. Our Quantum® Q1000 is our primary meter for GT&D use.

International Meters.    We also offer a similar line of residential, C&I and GT&D meters for use outside the United States and Canada. The primary differences between meters used in the United States and Canada and foreign markets are the physical configuration and certification requirements of the meters.

Meter Data Collection

AMR Meter Modules.    Our encoder, receiver, transmitter, or ERT® meter modules are radio-based modules that can be retrofitted to existing electricity, gas or water meters or installed in or on new meters. The ERTs encode consumption, tamper and other information from the meters and communicate the data via radio to our handheld, mobile and network radio-based data collection technology. Electric ERTs are typically installed under the glass of electromechanical electricity meters and are powered by the electricity running through the meter. Gas and water ERTs are attached to the meters and are powered by long-life batteries. In addition to selling ERT modules, we embed our ERT technology into our electronic electricity meters and we license our technology to third parties, including meter manufacturers who either manufacture their own AMR modules or embed our AMR technology into their meters. We also offer a separate line of meter modules for use outside the United States and Canada. The primary differences between the AMR meter modules used in the United States and Canada and in foreign markets are the radio frequency bands in which they operate and the physical configuration and certification requirements of the modules.

Handheld Meter Reading and Handheld AMR.    We provide several models of handheld computers that are used by meter readers to walk a route, visually read the meters and input the data. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communication options, interface devices for electronic meters and easy-to-use customizable keyboards. Most handheld units we sell today are radio-equipped (handheld AMR). With handheld AMR, a meter reader walks a route and a radio-equipped handheld computer communicates with nearby meters that are ERT-equipped and in return, receives consumption, tamper and other information back from the ERTs. While read rates vary depending on a variety of factors, a meter reader walking a route reading meters with a handheld computer can, on average, read hundreds of meters per day without AMR, or two to three times that with handheld AMR. Handheld AMR is utilized when manually reading the meter is inefficient or hazardous. This is the case when meters are located in a basement, a backyard that is locked or otherwise secured, or in other situations where access to a meter is difficult.

Mobile AMR.    Mobile AMR uses a radio transceiver in a vehicle that communicates with all ERT-equipped meters within range and receives meter reading, tamper and other information back from the ERTs. Mobile AMR is designed for reading high density deployments of ERT modules. With mobile AMR, a meter reader can read tens of thousands of meters in a day, dramatically improving efficiency relative to handheld meter reading and handheld AMR.

Fixed Network AMR.    Fixed Network AMR uses locally installed concentrators and radio frequency repeaters to communicate with gas, water and electric AMR meter modules, using high or low transmit power and one- or two-way communications. Concentrators use the utility’s choice of public communication platforms like GPRS (general packet radio service) networks, Ethernet, PSTN (public switched telephone networks) BPL (broadband power line) and others to transfer data between the concentrators and a host processor at a utility. Fixed Network AMR is designed for frequent data collection and is scalable to be cost effectively installed in both large, high density deployments, as well as smaller, spot deployments. Fixed Network AMR supports a utility’s ability to perform a number of advanced applications such as interval meter data collection, time-of-use billing, load profiling, leak and tamper detection, off-cycle reads, outage detection and restoration notification, and data logging, among others.

C&I Network AMR.    Electric utilities commonly collect significantly more information from their C&I meters than they collect from meters connected to residential and small commercial accounts. This information is often used to support advanced tariffs and load research activities. Our solution for this market is based on the SENTINEL meter platform. The advanced metering information collected by the SENTINEL meter includes register and billing information such as energy in total consumption, time-of-use and load profile, multiple demand structures and power quality. This information can be transferred to the utility through several network options including private and public radio frequencies, telephone, Ethernet, as well as through other industry provider systems. Not all of the information is available in all networks, given the inherent capacity limitations of the underlying communication systems.

Software Solutions

We provide software for commercial, industrial and residential meter data collection, workforce management, energy and water meter data management and other knowledge applications. In addition to software, we offer professional services for the implementation, system testing and integration of software as well as consulting, training, maintenance and software hosting.

Data Collection and Workforce Management.    We provide a variety of software applications for managing the collection and transmission of meter data using handheld, mobile, remote C&I meter interrogation and network meter data collection systems. These data collection systems provide meter data information for billing systems, data warehouses, Internet data presentment and our knowledge applications. Our workforce management software enables utilities to streamline and automate many of the processes associated with field service activities, including endpoint installations, turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. Our software automates the real-time dispatching of work and electronically captures work order completion information in the field.

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

Knowledge Applications.    We provide utilities with software applications, data warehouses and analytic and visualization tools that leverage the meter data collected and stored by the utility, us and other third party collection and meter data management systems. This broad category of applications includes operational software systems such as C&I billing and C&I load management solutions; web based usage, cost presentment and analytic tools delivered to utilities’ end-users; and analytic solutions such as forecasting and distribution asset analysis. Our forecasting services and software products are used by utilities, market operators, government agencies and others for predicting load growth, revenue, new facility requirements, customer reaction to proposed programs and rates, day-ahead energy needs and longer-term energy needs. We offer residential energy management and load control solutions that leverage wireless or Internet communications to enable utilities to gain load relief when needed most and to offer customers incentives for participation. We also provide software solutions and consulting services for optimizing the design and construction of new distribution infrastructure as well as the rebuilding of existing distribution infrastructure. Finally, we offer software solutions directly to large energy end-users for gathering and managing meter data, energy bills, budget and weather data along with automated tools to streamline and manage energy costs at the corporate level.

Consulting and Analysis.    We provide consulting and analysis (C&A) in the areas of market research, load research, renewable and distribution generation program design and evaluation, energy efficiency program evaluation and design, energy policies, rate design and regulatory support. The C&A client base in these areas is comprised of major energy utilities, research organizations, government agencies and other clients throughout the United States.

Sales and Distribution

We have two sales forces in North America, one for Hardware Solutions and another for Software Solutions. We also have an international sales force. All three sales forces use a combination of direct and indirect sales channels. Direct sales, technical and administrative support teams serve the needs of the largest electric, gas and water utilities in the United States and Canada. For other utilities, and in certain foreign markets, we conduct sales and technical support activities primarily through distributors, representative agencies and meter manufacturer representatives. In addition, we market solutions through a number of alliances and other partnering arrangements. We also sell electric and water meter modules through original equipment manufacturer arrangements with several major meter manufacturers. In these arrangements, manufacturers incorporate our meter modules into new meters and then offer them for sale. We also license our AMR technology to third parties, including meter manufacturers who either manufacture their own AMR modules or embed our AMR technology into their meters.

Customers

Worldwide, we estimate that we have nearly 3,000 utility customers, of which approximately 60% are in the United States and Canada. We market all of our products and services to utilities in the United States and Canada and we estimate that market includes over 4,400 electric and gas utilities and over 53,000 water utilities. In addition to the United States and Canada, we market our electricity metering products, AMR technology, handheld meter reading systems and software systems to utilities in numerous countries around the world.

Marketing

Our marketing efforts focus on company and product brand awareness and recognition principally through an integrated marketing communications approach, which includes industry trade shows, symposiums, brochures and collateral, published papers, our website, print advertising, direct mail, electronic communications, newsletters, conferences, industry standards leadership and regulatory support. We maintain communications with our customers through integrated marketing communication campaigns and our annual user’s conference.

Competition

We provide a broad spectrum of products and services to customers in the utility industry and compete with a large number of diverse companies in the delivery of these products and services. Many of our competitors are larger than we are or are owned by larger companies. In many of our markets, there are participants that may be both competitors and partners. We may continue to partner with some of these companies as well as with consulting and system integration companies such as Capgemini, IBM Corporation and Accenture to address energy market needs.

Our primary competitors in the North American electricity metering industry are Elster Metering (owned by CVC Capital Partners), Landis+Gyr AG and General Electric Company. These competitors offer a broad range of electricity meters for both residential and C&I use, as well as AMR technology. We believe that competition with these companies is based on total cost of ownership and product innovation, including improvements to the core electricity meters and development of related technologies such as AMR.

Elster Metering, Landis+Gyr AG and General Electric Company offer electronic residential electricity meters. Sensus Metering Systems, Inc., a newer entrant to the North American electricity meter market, also sells electronic residential electricity meters. Sensus Metering Systems, Inc. and General Electric Company currently embed our AMR technology in their electronic residential electricity meters through a licensing arrangement.

In the AMR market, we compete with a variety of radio and power-line-carrier based providers. Our competitors in this market primarily include Actaris Metering Systems, AMCO Water Metering Systems Inc. (owned by CVC Capital Partners), Badger Meter Inc., Cannon Technology, Cellnet Technology, Inc., Datamatic, Ltd., Echelon Corporation, ESCO Technologies Inc., Elster Metering, Hexagram (owned by ESCO Technologies Inc.), Inc., Hunt Technologies, Inc., Landis + Gyr AG, Master Meter Inc., Neptune Technology Group Holdings, Inc. (owned by Roper Industries, Inc.), Sensus Metering Systems, Inc. and others.

We face competition in energy management and asset optimization from a number of companies including eMeter, Inc., Nexus Energy Software (owned by ESCO Technologies Inc.), LODESTAR Corporation, WACS, LLC, Power Measurement Ltd (owned by Schneider Electric), SAP America, Inc., SPL WorldGroup, Inc., Datamatic, Ltd. and Comverge, Inc. We believe we will face competition from billing and in-home-controls companies and may, in some cases, enter into cooperative relationships to jointly develop and offer solutions to this market. In our distribution design and optimization business, we compete with Cook-Hurlbert Inc., GE Network Products and others. In the utility field workforce automation market, we compete with companies such as Axiom Technologies (owned by SPL WorldGroup, Inc.), Neptune Technology Group Holdings, Inc., MDSI Mobile Data Solutions Inc., Utility Partners, Inc. and Wishbone (owned by Indus International, Inc.).

Product Development

We are committed to developing new products and the continued enhancement of existing products that target specific market identified values. Our current product development focus is on improvements to existing technology as well as developing next-generation technology for electricity meters, data collection, communications technologies, data warehousing and software applications. In addition, we are developing technology for foreign markets for both meters and meter data collection. We spent approximately $47 million, $44 million and $42 million on product development in 2005, 2004 and 2003, respectively.

Manufacturing

We manufacture our AMR meter modules and other communications technology products, as well as certain peripheral equipment, in our manufacturing facility in Waseca, Minnesota (Waseca). We currently have the capacity to produce over six million electricity, gas and water meter modules annually; however, capacity for individual products varies throughout the year depending on production mix. We outsource the manufacturing of certain handheld systems and peripheral equipment, as well as low volume AMR products, to contract manufacturers.

We manufacture electricity meters in our facility in Oconee County, South Carolina (Oconee). That facility also includes a retrofit center capable of retrofitting most utility-owned meter types with add-on AMR technology. Historically, the Oconee facility has manufactured both electronic and electromechanical residential electricity meters. However, on June 30, 2005, we stopped manufacturing electromechanical electricity meters. In the second half of 2005, we began to expand capacity for electronic residential electricity meters and at December 31, 2005, our Oconee facility had the capacity to produce approximately six million meters (combination of residential, C&I and GT&D) annually. Expansions in the first quarter of 2006 will further increase annual capacity for electronic residential electricity meters by approximately 20%. We also have a facility in Taipei, Taiwan that assembles and tests meters shipped from the Oconee facility.

Our Waseca and Oconee facilities are certified to the ISO 9001-2000 standard and we pursue continuous improvement using lean manufacturing initiatives.

Backlog of Orders

Some of our sales are made pursuant to annual or multi-year contracts, which are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts, as well as follow-on or add-on orders with existing customers. Bookings for a reported period represent contracts and purchase orders received during a specified period. Total backlog represents committed but undelivered contracts and purchase orders. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship. Bookings and backlog can fluctuate significantly due to the timing of large project awards. Beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Information on bookings and backlog is summarized as follows:

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2005	$655	$324	$188
December 31, 2004	358	179	97
December 31, 2003	213	145	62

Intellectual Property

We own or license over 95 U.S. and counterpart Canadian and foreign patents and have on file 50 U.S. and 51 counterpart international patent applications. These patents cover a range of technologies related to electricity meter reading, portable handheld computer and AMR related technologies. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many foreign countries. Our registered trademarks include, but are not limited to ITRON®, MV-90®, “KNOWLEDGE TO SHAPE YOUR FUTURE®”, ERT®, CENTRON®, EEM SUITE®, QUANTUM® Q1000 and SENTINEL® and our unregistered trademarks include, but are not limited to LD-PRO™, SERVICE-LINK™, ENDPOINT-LINK™, ITRON ENTERPRISE EDITION™ and METRIXND™.

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

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permit certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our ERT modules and AMR-equipped electronic residential electricity meters are typically Part 15 devices that transmit information back to handheld, mobile or fixed network AMR reading devices in the 910-920 MHz band pursuant to these rules.

On May 24, 2002, the FCC adopted service rules governing the use of the 1427-1432 MHz band. We use this band in connection with various devices in our network solutions. We were originally granted a nationwide license in 1994 to operate in the band. Among other things, the new rules reserve the upper 2.5 MHz of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with the use of the lower part of the band by hospitals. Although the FCC will issue licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply, we believe we will continue to have access to sufficient spectrum in the 1429.5-1432 MHz band under favorable conditions.

In foreign jurisdictions where we conduct business, certain of our products also require the use of radio frequencies, which are regulated by the foreign equivalent of the FCC. In those jurisdictions, radio station licenses are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our ERT modules and AMR-equipped electronic residential electricity meters typically are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. In either case, although the availability of unlicensed bands or radio station licenses for a particular frequency band in a foreign jurisdiction may be limited, we believe we will continue to have access to sufficient spectrum under favorable conditions.

Environmental Regulations

In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials that are stored on site. The waste created by use of these materials is transported off site on a regular basis by an unaffiliated waste hauler and is processed by an unaffiliated contractor or vendor. We have made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in compliance with federal, state and local laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of, or exposure to, toxic or other hazardous substances. Our Waseca facility has been certified to the ISO 14001 Environmental Standard. Two Environmental Protection Agency reports issued in 1992 and 1997 identified several solid waste management units and areas of concern at our Oconee manufacturing facility. In addition, trichloroethylene (TCE) soil and groundwater contamination exists at the Oconee facility from a TCE storage tank that was removed in 1994.

Schlumberger Limited (Schlumberger) and various related parties, from whom we purchased our Electricity Metering operations, entered into a consent agreement with the South Carolina Department of Health and Environmental Control regarding certain related environmental remedial activities. Under the terms of the Electricity Metering acquisition, Schlumberger is retaining all liability for these matters, has commenced remediation and will perform any additional required remediation.

The European Union (EU) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive is referred to as the WEEE Legislation). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states potentially may be delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The liability for such environmental costs is accrued when considered probable and the costs can be reasonably estimated. We have determined the liability for our responsibilities under the WEEE Legislation is immaterial to our operations and financial position at December 31, 2005 and we do not currently anticipate material capital expenditures for environmental control facilities. We are continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

The EU has also enacted the Restriction of Hazardous Substances (RoHS) directive, which goes into effect on July 1, 2006. Of the numerous hazardous substances defined in this directive, lead is the only substance of concern for us at this time. The only products known to be affected at this time are low volume handhelds. This product line is being updated to comply with the RoHS directive. We do not expect material sales reductions to occur while the handhelds are being redesigned. We are continuing to evaluate the impact of RoHS legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Employees

At December 31, 2005, we employed approximately 2,000 full-time-equivalent people, with approximately 94% of these employees located in the United States. Our employees are not represented by any labor unions and we have not experienced any work stoppages. We consider our employee relations to be good.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, utility specific financial situations and general economic downturns. We have experienced, and may in the future experience, variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

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

We have experienced variability of quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including costs related to acquisitions, including in-process research and development (IPR&D) and intangible amortization expenses, stock-based compensation, legal activity, unexpected warranty liabilities, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the utility industry.

A significant portion of our revenues are generated from a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The top ten customers in each year accounted for 26%, 30% and 35% of revenues for the years ended 2005, 2004 and 2003, respectively. No customer represented more than 10% of total company revenues in 2005, 2004 or 2003. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. For example, in 2003, we had a large electric utility reschedule approximately $8 million of shipments booked for 2003 to 2004 due to the utility’s need to divert capital spending in order to rebuild critical infrastructure as a result of damage caused by a hurricane. In addition, if a large customer contract is not replaced upon its expiration with a new large contract, our business could be negatively affected.

Our acquisitions of, and investments in, third parties carry risks.

We have acquired five companies since December 31, 2001 and recorded acquisition investments of approximately $253 million in 2004 and $71 million in 2003. We expect to complete additional acquisitions and investments in the future. In order to finance future acquisitions, we may need to raise additional funds through public or private financings. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of an investment or goodwill and intangible assets may result if these risks materialize. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective or generate significant revenues, profits or cash flows. In addition, acquisitions and investments in third parties may involve the assumption of obligations or significant one-time write-offs. Charges associated with acquisitions have included IPR&D expense, such as the $6.4 million incurred in the fourth quarter of 2004 associated with our Electricity Metering acquisition. In addition, we have incurred impairments and write-offs of minority interest investments.

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

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In connection with our Electricity Metering acquisition and as an accommodation to concerns raised by the Federal Trade Commission (FTC) regarding competition, we completed an agreement with Hunt Technologies, Inc., another AMR vendor, to license some of our electric meter module technology and certain other technology. Also to accommodate the FTC, we assigned to Neptune Technology Group Holdings, Inc. certain provisions of a 1995 license to make devices capable of receiving and reading transmissions from R-300 and electric ERTs. The licenses are fully paid and expire when the last of the licensed patents expire in 2006. We cannot be certain that these agreements will not materially affect our future sales growth at some point. Other companies may also produce products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are affected by availability and regulation of radio spectrum.

A significant number of our products use radio spectrum and in the United States are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or Congress will adopt additional changes.

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. The inability to modify our products to meet such requirements, the possible delays in completing such modifications and the cost of such modifications all could have a material adverse effect on our future financial condition and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed rules governing their use, and no additional frequencies are allocated, our business could be materially adversely affected.

We are also subject to regulatory requirements in foreign markets that vary by country. In those jurisdictions, licenses are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our ERT modules and AMR-equipped electronic residential electricity meters are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. To the extent we wish to introduce products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or rebrand certain products or packaging, any of which could affect our business, financial condition and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees, expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition and results of operations.

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

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

We may face warranty exposure that exceeds our recorded liability.

We provide product warranties for varying lengths of time. In anticipation of warranty expenses, we establish allowances for the estimated liability associated with product warranties and product-failure related costs. However, these warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures. Therefore, we may incur additional warranty and related expenses in the future with respect to new or established products. In 2004 and 2003, we incurred approximately $2.6 million and $12.3 million, respectively, of warranty expense that had not previously been anticipated for a specific product failure that resulted from a defective component provided by a supplier.

Our key manufacturing facilities are concentrated.

A substantial portion of our revenues are derived from the sale of electricity meters, which we manufacture in our Oconee facility, and from the sale of AMR meter modules, which we manufacture in our Waseca facility. In the event of a significant interruption in production at either of our manufacturing facilities, considerable time and effort could be required to establish alternative production lines, which would have a material adverse effect on our business, financial condition and results of operation. Each facility has developed a disaster recovery plan that provides for the continuation of production in the event of a disaster.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

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

We conduct operations outside the United States. International sales and operations may be subject to risks such as the imposition of government controls, political instability, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing foreign operations, potential insolvency of international dealers, burdens of complying with different permitting standards and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technology to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

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

We may incur liabilities arising from the use of hazardous materials.

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials, which are stored on site. The waste created by the use of these materials is transported off site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at the off site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

With respect to our Oconee facility, certain environmental remedial activities are required pursuant to a consent agreement between Schlumberger (and various related parties), from whom we purchased our Electricity Metering operations in July 2004, and the South Carolina Department of Health and Environmental Control. The consent agreement requires Schlumberger to investigate and remediate groundwater contamination and all releases of any hazardous waste or hazardous constituents that present an actual or potential threat to human health and the environment. Under the terms of our Electricity Metering acquisition, Schlumberger agreed to complete all remedial obligations associated with the consent agreement, and agreed to indemnify us for all costs incurred as a result of any releases and generation or transportation of hazardous materials prior to the acquisition. Although we expect Schlumberger to comply with the terms of the consent agreement and the acquisition, there is a risk that such remediation will interfere with our future use of the Oconee property, or if Schlumberger did not comply, the remediation responsibility would transfer to us.

We also could face costs and liabilities in connection with product take-back legislation. The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive is referred to as the WEEE Legislation). Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain EU member states may be delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan. Our potential liability resulting from the WEEE and similar legislations could become substantial.

Our senior secured credit facility and the indenture related to our senior subordinated notes limit our ability and the ability of most of our subsidiaries to take certain actions.

Our senior secured credit facility (credit facility) and our senior subordinated notes will, among other things, place restrictions on our ability and the ability of most of our subsidiaries to, among other things:

•	incur more debt;
•	pay dividends and make distributions;
•	make certain investments;
•	redeem or repurchase capital stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale lease-back transactions;
•	merge or consolidate; and
•	transfer or sell assets.

Our credit facility also contains other customary covenants, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our credit facility will depend on the satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

Our failure to comply with obligations under the indenture or the credit facility may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of indebtedness. We cannot be certain we will be able to remedy any such defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to borrow sufficient funds to replace the accelerated indebtedness on terms favorable to us or at all.

Our ability to service our indebtedness is dependant on our ability to generate cash, which is influenced by many factors beyond our control.

Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures and continue research and development will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

MANAGEMENT

Executive Officers of the Registrant

Set forth below are the names, ages and titles of the executive officers of Itron as of January 31, 2006.

Name	Age	Position
LeRoy D. Nosbaum	59	Chief Executive Officer and Chairman of the Board
Steven M. Helmbrecht	43	Sr. Vice President and Chief Financial Officer
Russell N. Fairbanks, Jr.	62	Sr. Vice President and General Counsel
Philip C. Mezey	46	Sr. Vice President, Software Solutions
Malcolm Unsworth	56	Sr. Vice President, Hardware Solutions
Jared P. Serff	37	Vice President, Competitive Resources

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

Philip Mezey is Sr. Vice President, Software Solutions. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group upon Itron’s acquisition of Silicon Energy Corp. (Silicon). Mr. Mezey joined Silicon in 2000 as Vice President, Software Development. Prior to joining Silicon, Mr. Mezey was a founding member of Indus, a leading provider of integrated asset and customer management software and was with Indus for 12 years with various responsibilities for product development and services for utility solutions.

Malcolm Unsworth is Sr. Vice President, Hardware Solutions. Mr. Unsworth joined Itron in July 2004 as part of our Electricity Metering acquisition. Mr. Unsworth spent 25 years with Schlumberger, including 11 associated with the electricity meter business where he served as President of Schlumberger’s electricity metering business. Mr. Unsworth also served as Vice President and General Manager of Schlumberger’s North America Operations in charge of water, electricity and gas products.

Jared Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004, as part of our Electricity Metering acquisition. Mr. Serff spent six years with Schlumberger, including four associated with the Schlumberger electricity metering business.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

In Spokane, Washington, we have approximately 141,000 square feet of owned space for our headquarters and various product development and service operations. We sublease approximately 30,000 square feet of that facility to a subcontract manufacturer in which we have a minority ownership interest, and who manufactures most of our low volume hardware products. In Waseca, Minnesota, we lease approximately 72,000 square feet and own a 38,000 square foot portion of the same building, comprised of manufacturing and engineering space on leased land, which is included in the leased square footage in the table below. In Oconee, South Carolina, our primary manufacturing facility for electricity meters, we own approximately 326,000 square feet of space. For software operations, primarily product development and related services, we lease approximately 52,000 square feet in Raleigh, North Carolina, approximately 24,000 square feet in Oakland, California and approximately 14,000 square feet in San Diego, California. In addition, we have approximately 124,000 square feet of leased space in various cities in North America for sales and service. Our international sales, service and operations lease offices in Australia, Mexico, Taiwan, Qatar and several European countries.

In the second quarter of 2005, we sold approximately 86,000 square feet of space we owned for manufacturing in Trois-Rivieres, Canada.

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington. The building consists of approximately 198,000 square feet and will be our future headquarters commencing in the third quarter of 2006 upon the completion of some improvements. Our existing 141,000 square foot headquarters in Spokane will be listed for sale.

United States and Canada	Square footage	Description
Own	665,000	Headquarters, manufacturing, engineering, marketing, sales, service and operations
Lease	324,000	Manufacturing, engineering, sales, service and operations
Sublease	(58,000)	Various locations

International
Lease	51,000	Sales, service and operations

The above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At December 31, 2005, there were no material contingencies requiring accrual or disclosure.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2005.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2005 and 2004 as reported by the NASDAQ National Market.

	2005		2004
	High	Low	High	Low
First Quarter	$30.83	$21.50	$23.15	$17.00
Second Quarter	$48.29	$29.21	$24.65	$17.75
Third Quarter	$53.90	$43.58	$23.02	$15.93
Fourth Quarter	$49.00	$37.98	$24.45	$16.86

Holders

At January 31, 2006 there were 372 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends. As a part of our debt agreements, including our credit facility dated December 17, 2003 as amended, our senior subordinated notes dated May 10, 2004, and later exchanged in February 2005 for substantially identical registered notes and our real estate term note dated December 30, 2005, we are prohibited from the declaration or payment of a cash dividend as long as either of these credit facilities are in place. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Equity Security Sales

None.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004(1)	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data
Revenues	$552,690	$399,194	$316,965	$284,842	$225,555
Cost of revenues	319,069	228,525	173,411	152,573	127,696

Gross profit	233,621	170,669	143,554	132,269	97,859
Operating expenses
Sales and marketing	56,642	45,279	40,985	33,763	27,603
Product development	47,077	44,379	41,508	36,417	30,000
General and administrative	44,428	35,490	26,141	23,856	14,129
Amortization of intangible assets	38,846	27,901	9,618	2,356	1,486
Restructurings	390	7,258	2,208	3,135	(1,219)
In-process research and development	—	6,400	900	7,200	—
Litigation accrual	—	—	500	7,400	—

Total operating expenses	187,383	166,707	121,860	114,127	71,999

Operating income	46,238	3,962	21,694	18,142	25,860
Other income (expense)
Interest income	302	166	159	1,187	1,410
Interest expense	(18,944)	(13,145)	(2,638)	(2,061)	(5,112)
Other income (expense), net	(68)	(389)	(1,316)	1,591	(792)

Total other income (expense)	(18,710)	(13,368)	(3,795)	717	(4,494)

Income (loss) before income taxes	27,528	(9,406)	17,899	18,859	21,366

Income tax (provision) benefit	5,533	4,149	(7,421)	(10,176)	(7,916)

Net income (loss)	$33,061	$(5,257)	$10,478	$8,683	$13,450

Earnings per share
Basic net income (loss) per share	$1.41	$(0.25)	$0.51	$0.45	$0.86

Diluted net income (loss) per share	$1.33	$(0.25)	$0.48	$0.41	$0.75

Weighted average number of shares outstanding
Basic	23,394	20,922	20,413	19,262	15,639
Diluted	24,777	20,922	21,740	21,380	18,834

Balance Sheet Data
Working capital (deficit)	$116,079	$58,123	$(1,846)	$51,036	$66,646
Total assets	598,884	557,151	303,489	247,246	202,691
Total debt	166,929	278,235	52,269	5,453	64,484
Shareholders’ equity	317,534	184,430	177,244	161,601	76,052

(1)	On July 1, 2004, we completed the acquisition our Electricity Metering business. Refer to Item 8: Financial Statements and Supplementary Data, Note 4: Business Combinations for a discussion of the effects of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2004 includes the operating activities of our Electricity Metering acquisition from July 1, 2004 through December 31, 2004.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8: Financial Statements and Supplementary Data.

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

Highlights

Our 2005 results include a full year of Electricity Metering operations, compared with six months in 2004, as we completed the acquisition of our Electricity Metering business on July 1, 2004.

Utility capital spending on AMR increased significantly in 2005, compared with 2004. As a result of increased AMR activity and a full year of operations for Electricity Metering, we had a significant increase in new order bookings in 2005. New order bookings reached a record high in 2005 of $655 million, compared with $358 million in 2004 (which only included six months of new order bookings for Electricity Metering). New orders in 2005 included contracts to automate over 10 million meters (standalone AMR modules for electric, gas and water as well as AMR-equipped electricity meters). Total backlog was $324 million at December 31, 2005, compared with $179 million at December 31, 2004. Included in 2005 new orders was a contract with Progress Energy, Inc. for 2.7 million electricity meters with embedded AMR, worth approximately $120 million. Approximately $97 million of backlog at December 31, 2005 is related to this contract, the majority of which is scheduled to be recognized in 2006.

In 2005, increased sales of electricity meters, AMR systems and software licenses, as well as operating efficiency improvements, resulted in higher operating income, earnings and operating cash flows. In addition, we recognized income tax benefits of approximately $8.0 million from the release of valuation allowances we recorded in prior years related to foreign subsidiary operations and $5.9 million due to the completion of a research and development tax credit project from prior years. The tax benefits offset our 2005 provision, resulting in a net income tax benefit of $5.5 million for the year ended December 31, 2005.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues and gross margin for each of the years ended December 31, 2003, 2004 and 2005.

Revenues

Sales revenues increased $156.7 million in 2005, compared with 2004, as a result of a full year of Electricity Metering operations, compared with six months in 2004, as well as increased hardware sales, including electricity meters, AMR gas modules and handheld systems. Service revenues for 2005 declined $3.2 million due to the phase out of a contract manufacturing service arrangement, which produced $7.1 million of revenues in 2004, offset by increased software maintenance fees in 2005.

The $72.7 million increase in sales revenues in 2004 from 2003 resulted from $105.2 million in Electricity Metering sales revenue offset by decreases in Meter Data Collection and Software Solutions sales revenues of $28.8 million and $3.6 million, respectively. Service revenues increased in 2004, compared with 2003, due to the addition of $7.4 million in Electricity Metering services revenues, as well as an increase in Software Solutions maintenance fees and services.

No customer represented more than 10% of total revenues in 2005, 2004 or 2003. The 10 largest customers in 2005 accounted for approximately 26% of revenues compared with approximately 30% and 35% of revenues in 2004 and 2003, respectively.

Gross Margins

As a percentage of revenue, sales gross margin declined in 2005 and 2004 as a result of lower margins in our Meter Data Collection business. Service gross margin increased two percentage points in 2005, compared with 2004, primarily due to the phase out of a contract manufacturing service arrangement. Service gross margin decreased in 2004 as a result of the addition of our Electricity Metering business, offset by increased service margins in Meter Data Collections.

For a more detailed discussion, see the following section on Segment Revenues, Gross Margin and Operating Income (Loss).

Segment Revenues, Gross Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions) and three operating segments. Software Solutions is a single segment, whereas Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three operating segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income (loss). Revenues for each operating segment are reported according to product lines. There are no inter-operating segment revenues. Within Hardware Solutions, costs of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software Solutions cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each operating segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the operating segments, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating segments, except for the Electricity Metering operating segment. At December 31, 2005, Electricity Metering had total assets of $268.8 million. Approximately 60% of depreciation expense was allocated to the operating segments at December 31, 2005, with the remaining portion unallocated. Approximately 50% of depreciation expense was allocated to the operating segments at December 31, 2004 and 2003.

We classify sales in the United States and Canada as domestic revenues. International revenues were $39.3 million, $25.9 million and $14.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. International revenues were 7%, 6% and 5% of total company revenues for the same periods. The increase in international revenues for 2005 was due to a full year of meter sales in 2005, compared with six months in 2004, and higher handheld system sales, offset by a large AMR system project in 2004 without a similar project in 2005.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential electronic and electromechanical electricity meters, AMR-enabled meters, commercial and industrial electronic electricity meters and generation, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

AMR related to electricity meters can be reflected in either our Meter Data Collection and Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules we manufacture that are attached to electromechanical electricity meters, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering are our electronic meters with our embedded AMR technology as well as some contract manufacturing for inserting other vendors’ AMR technology into our electronic meters.

The following tables and discussion highlight significant changes in trends or components of revenues and gross margin for each segment.

	Year Ended December 31,
	2005	% Change	2004	% Change	2003
	(in millions)		(in millions)		(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$262.0	10%	$238.6	-11%	$267.0
Electricity Metering	239.8	113%	112.6	—	—

Total Hardware Solutions	501.8	43%	351.2	32%	267.0
Software Solutions	50.9	6%	48.0	-4%	50.0

Total Company	$552.7	38%	$399.2	26%	$317.0

	Year Ended December 31,
	2005		2004		2003
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)		(in millions)
Segment Gross Profit and Margin
Hardware Solutions
Meter Data Collection	$112.5	43%	$108.4	45%	$128.5	48%
Electricity Metering	99.4	41%	44.5	40%	—	—

Total Hardware Solutions	211.9	42%	152.9	44%	128.5	48%
Software Solutions	21.7	43%	17.8	37%	15.0	30%

Total Company	$233.6	42%	$170.7	43%	$143.5	45%

	Year Ended December 31,
	2005		2004		2003
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
	(in millions)		(in millions)		(in millions)
Segment Operating Income (Loss) and Operating Margin
Hardware Solutions
Meter Data Collection	$91.4	35%	$87.8	37%	$105.3	39%
Electricity Metering	82.0	34%	30.1	27%	—	—
Other unallocated costs	(25.4)		(18.2)		(16.8)

Total Hardware Solutions	148.0	29%	99.7	28%	88.5	33%
Software Solutions	(10.6)	-21%	(19.7)	-41%	(25.7)	-51%
Corporate unallocated	(91.2)		(76.0)		(41.1)

Total Company	$46.2	8%	$4.0	1%	$21.7	7%

	Year Ended December 31,
	2005	2004		2003
	(in thousands)
Unit Shipments by Segment
Meter Data Collection
AMR standalone modules	4,300	3,700		4,175
Licensed AMR (SEM meters) (1)	—	925		2,225
Licensed AMR (other vendors’ meters)	800	150		75
Electricity Metering
Total meters	4,675	1,875	(3)	—
With Itron AMR (1)	2,250	700		—
With other AMR	675	400		—

Total units with Itron AMR (2)	7,350	5,475		6,475

(1)	Prior to the Electricity Metering acquisition on July 1, 2004, revenues consisted of royalties from Schlumberger Electricity Metering (SEM) and were reflected in Meter Data Collection segment revenues. Subsequent to the acquisition, sales of meters with Itron AMR are reflected in Electricity Metering segment revenues.
(2)	Includes Itron standalone AMR modules, Itron meters with Itron AMR, other vendors’ electronic electricity meters with Itron AMR and licensed AMR to SEM prior to the July 1, 2004 acquisition.
(3)	In 2004, total meter sales represented sales from the July 1, 2004 acquisition date through December 31, 2004. From January 1, 2004 through June 30, 2004, SEM shipped approximately 2.2 million meters. Of the 2.2 million meters shipped in the first half of 2004, 925,000 were shipped with Itron AMR.

Hardware Solutions—Meter Data Collection:    Meter Data Collection revenues increased $23.4 million, or 10%, in 2005 compared with 2004, due to increased shipments of standalone gas AMR modules, increased handheld system sales outside of North America and increased contract manufacturing services and royalties related to embedding our AMR technology into other electricity meter vendors’ electronic meters. Those increases were partially offset by fewer shipments of electric and water standalone AMR modules, lower average selling prices for AMR modules, in particular electric modules, lower third-party hardware sales and less implementation services. We shipped approximately 4.3 million standalone AMR modules in 2005, compared with 3.7 million in 2004, an increase of 16%. Shipments of other vendors’ electricity meters with our AMR embedded were approximately 800,000 units in 2005 compared with approximately 150,000 units in 2004.

Meter Data Collection gross margin declined two percentage points in 2005, compared with 2004, due to lower average selling prices for AMR modules, in particular electric, partially offset by gross margin improvements due to a higher mix of gas AMR modules and higher handheld system sales. Average selling prices for AMR modules declined as a result of competitive pricing pressures driven partially by larger contracts, which generally have lower pricing on a per unit basis.

Meter Data Collection revenues decreased $28.4 million, or 11%, in 2004, compared with 2003, primarily as a result of lower standalone AMR module shipments for electric and gas meters and fewer handheld meter reading system upgrades. We shipped approximately 3.7 million standalone electric, gas and water AMR modules in 2004, compared with 4.2 million in 2003. This decline was due to low new order activity in late 2003 and most of 2004 from large investor-owned utilities as financial constraints at those utilities impacted capital spending.

Meter Data Collection gross margin declined three percentage points in 2004, compared with 2003, due to fewer handheld unit sales and lower margins on those sales, a shift in the mix of hardware products, including the mix of AMR modules, lower average selling prices on electric AMR modules and a decrease in royalty revenues. Also contributing to lower margins in 2004 were increased sales through indirect channels. Revenues through indirect sales channels, which include sales through other meter manufacturers, business associates and alliance partners, were 32% of total Meter Data Collection revenues in 2004, compared with 27% in 2003. Offsetting these gross margin decreases were better margins on installation contracts and reduced warranty expense in 2004. In 2004, approximately $2.6 million was expensed for a specific electric AMR module replacement compared with $12.3 million for this situation in 2003.

There were no customers that represented more than 10% of Meter Data Collection revenues in 2005, 2004 and 2003.

Meter Data Collection operating expenses were $21.1 million in 2005, compared with $20.6 million in 2004, and were 8% and 9% of revenues in the respective periods. Meter Data Collection operating expenses decreased $2.6 million in 2004, compared with 2003, primarily due to spending reductions in marketing and product development, offset slightly by increases in sales expense.

Hardware Solutions—Electricity Metering:    Electricity Metering revenues increased $127.2 million in 2005 over 2004. The 2005 results reflect a full year of Electricity Metering operations, while 2004 only reflects six months of operations for this business as it was acquired July 1, 2004. For the six months ended December 31, revenues were $125.0 million in 2005, compared with $112.6 million in 2004. Revenues in 2004 included $7.1 million of a contract manufacturing services arrangement, which we had phased out of by December 31, 2004. Residential meter sales increased in the last six months of 2005, compared with the same period in 2004, while commercial and industrial meter sales declined slightly. The growth in meter shipments in 2005, compared with 2004, is primarily a result of a large order from Progress Energy for residential meters with AMR.

We shipped approximately 4.7 million electricity meters in 2005, of which 2.3 million were equipped with our AMR technology and 675,000 were equipped with other vendors’ AMR technology. In the six months ended December 31, we shipped approximately 2.5 million meters in 2005, compared with 1.9 million meters in 2004. Of those, 1.7 million were AMR-enabled meters in 2005 (1.5 million Itron AMR), compared with 1.1 million AMR-enabled meters in 2004 (700,000 Itron AMR).

Electricity Metering gross margin was 41% for 2005 and 40% for the six months ended December 31, 2005 and 2004, respectively. Reported gross margin was approximately two percentage points lower in 2004 as a result of the purchase accounting requirement to value finished goods inventory at the date of acquisition at the expected sales price less cost to complete and a reasonable profit allowance for the selling effort. In addition, gross margin in 2004 was affected by the $7.1 million contract manufacturing services arrangement, which was at a 7% margin. Adjusting for those, gross margin declined approximately four percentage points in 2005, compared with 2004, due essentially to changes in the mix of meters sold and a warranty charge in 2005 of approximately $2.4 million affecting primarily two customers.

There were no customers that represented more than 10% of Electricity Metering revenues in 2005. One customer represented 12% of Electricity Metering revenues for the six months ended December 31, 2004.

Operating expenses for Electricity Metering were $17.4 million in 2005, or 7% of revenues. For the six months ended December 31, 2004, operating expenses were $14.4 million, or 13% of revenue, of which $6.4 million, or 6% of revenue represented expensed IPR&D.

Hardware Solutions—Other unallocated costs:    Sales and administrative expenses not directly associated with either the Meter Data Collection or Electricity Metering operations are classified as “Hardware Solutions-Other unallocated costs.” These costs increased approximately $7.2 million in 2005, compared with 2004, primarily due to a full year of Electricity Metering operations and increased sales compensation. As a percentage of revenue, these costs remained constant at 5% for both 2005 and 2004. Expenses increased $1.4 million in 2004, compared with 2003, primarily due to the acquisition of our Electricity Metering business, and decreased one percentage point, from 6% to 5%, as a percentage of revenues.

Software Solutions:    Revenues increased $2.9 million, or 6%, in 2005, compared with 2004, due to higher software license fees and maintenance revenues offset by lower professional service revenues. Revenues in 2004 and 2003 included approximately $2.8 million and $3.1 million, respectively, of revenues for transmission line design and joint use services, which were products and services we exited as of December 31, 2004. Gross margin in 2005 increased six percentage points, compared with 2004, due to a proportionately higher content of revenues from licenses and maintenance. Software licenses were 25% of segment revenues in 2005, compared with 20% in 2004.

Software Solutions revenues decreased $2.0 million, or 4%, in 2004, compared with 2003, due to lower software license fees for transmission and distribution design tools and reduced handheld software upgrade sales, offset by increases in commercial and industrial meter data collection software license upgrades and maintenance revenues. Gross margin increased in 2004, compared with 2003, primarily as a result of increased productivity levels due to lower software implementation costs as a result of workforce reductions in 2004, along with higher maintenance revenue due to a larger software install base.

There were no customers that represented more than 10% of Software Solutions revenues in 2005, 2004 and 2003.

While not yet profitable, Software Solutions operating losses have been declining for the past three years due to higher margin revenues and due to workforce and facility reductions during 2004. Gross margin dollars for Software Solutions are not yet sufficient to cover current operating expenses due primarily to significant investments in product development. Software Solutions operating expenses decreased $5.2 million in 2005, compared with 2004, and $3.2 million in 2004, compared with 2003. As a percentage of revenue, these costs were 63% in 2005 compared with 78% in 2004, and 81% in 2003.

Corporate unallocated:    Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $15.2 million in 2005, compared with 2004, due to increased intangible asset amortization, which was not allocated to our operating segments, and additional general and administrative expenses. The increase in general and administrative expenses was primarily due to increased audit and tax fees in 2005 and employee bonus and profit sharing, compared with minimal accruals in 2004. Increases in 2005 were partially offset by no restructuring charges in 2005 compared with $7.3 million in restructuring charges in 2004.

Operating expenses increased $34.9 million in 2004, compared with 2003, primarily due to an $18.3 million increase in intangible asset amortization expenses, most of which was attributable to the acquisition of our Electricity Metering business, a $7.0 million increase in restructuring charges and other increased operating expenses associated with the Electricity Metering business, as well as an increase in outside professional services.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue	2003	% of Revenue
	(in millions)		(in millions)		(in millions)
Operating Expenses
Sales and marketing	$56.6	10%	$45.3	11%	$41.0	13%
Product development	47.1	9%	44.3	11%	41.5	13%
General and administrative	44.4	8%	35.5	9%	26.1	8%
Amortization of intangible assets	38.9	7%	27.9	7%	9.6	3%
Restructurings	0.4	0%	7.3	2%	2.2	1%
In-process research and development	—	—	6.4	2%	0.9	—
Litigation accrual	—	—	—	—	0.5	—

Total operating expenses	$187.4	34%	$166.7	42%	$121.8	38%

Operating expenses increased in 2005 and 2004 primarily due to our acquisition of our Electricity Metering business on July 1, 2004. Expenses in 2005 reflect a full year of Electricity Metering operations, while 2004 reflects six months of Electricity Metering operations.

Sales and marketing, product development and general and administrative expenses (SP&G) increased year over year, in 2005 and 2004, primarily as a result of our Electricity Metering business. However, as a percentage of revenues, SP&G decreased four percentage points in 2005 and three percentage points in 2004 as Electricity Metering requires much less of an investment in product development, compared with Meter Data Collection and Software Solutions.

Sales and marketing expenses increased $11.3 million, or 25%, in 2005 primarily due to increased sales compensation. The increase of $4.3 million, or 10%, in 2004 was a result of additional sales and marketing staff and product marketing activities related to new products and services from acquisitions, partially offset by staffing reductions throughout 2004.

Product development expenses increased $2.8 million, or 6%, in 2005 and $2.8 million, or 7%, in 2004 due primarily to increased staffing and other development expenses related to acquisitions. The increase in 2004 was partially offset by reductions in materials spending and staff reductions related to exiting certain software businesses.

General and administrative expenses increased $8.9 million, or 25%, in 2005 and $9.4 million, or 36%, in 2004, primarily due to the acquisition of the Electricity Metering business and related integration costs, increases in professional services for audit and tax services, the write-off of internal software no longer in use and employee bonus and profit sharing accruals in 2005.

Amortization of intangibles increased as a result of the addition of $167.1 million in amortizable intangible assets from the 2004 acquisition of our Electricity Metering Business and $14.3 million in amortizable intangible assets from the 2003 acquisition of Silicon Energy Corp. We completed our annual goodwill impairment tests as of October 1 of 2005, 2004 and 2003, and concluded in all cases that goodwill was not impaired.

During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. As a result, we reduced our staffing by approximately 260 employees and incurred restructuring expenses of $7.7 million. In 2003, we restructured operations located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. An additional restructuring charge of approximately $200,000 was recorded during 2003 for the write-down of fixed assets and lease termination charges, primarily from restructuring efforts in Europe.

In-Process Research and Development Expenses

Our July 1, 2004 acquisition of our Electricity Metering business resulted in $6.4 million of IPR&D expense, consisting primarily of next generation technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our polyphase meter. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects. We originally estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. At December 31, 2005, after incurring approximately $1.3 million in costs, we were substantially complete with the in-process technology, with sales expected in 2006.

At March 4, 2003, Silicon was in the process of developing new software products that had not yet reached technological feasibility. The fair value of the IPR&D was estimated using the income approach. The discount rate applicable to the cash flows of the products reflected the stage of completion and other risks inherent in the projects. The discount rate used in the valuation of Silicon’s IPR&D was 29 percent. The fair value of IPR&D was estimated to be $900,000 with an estimated cost to complete of approximately $1.2 million. The in-process technology was substantially complete in 2003.

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Interest income	$302	$166	$159
Interest expense	(13,807)	(11,244)	(1,923)
Amortization of debt placement fees	(5,137)	(1,901)	(715)
Other income (expense), net	(68)	(389)	(1,316)

Total other income (expense)	$(18,710)	$(13,368)	$(3,795)

Interest income consists primarily of interest earned from operating cash balances. Our average operating cash balances were $16.2 million, $6.9 million and $15.9 million in 2005, 2004 and 2003, respectively.

The increase in interest expense during 2005 and 2004 is related to the debt we issued in May and July of 2004 to fund the acquisition of our Electricity Metering business. This debt consists of $125 million in senior subordinated notes and an original $185 million senior secured term loan. We made payments on the term loan of $125.4 million in 2005 and $34.0 million during the second half of 2004, resulting in a remaining balance of $24.7 million and $150.1 million at December 31, 2005 and 2004, respectively. The weighted average of outstanding borrowings was $200.4 million in 2005, compared with $193.4 million in 2004 and $43.8 million in 2003.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. In 2005, other income (expense) consisted primarily of foreign currency fluctuations. Other expense of $389,000 in 2004 consisted primarily of a $775,000 impairment charge to the remaining loan balance and accrued interest related to a third-party investment, partially offset by a state tax refund of approximately $500,000. Other expense of $1.4 million in 2003 was primarily due to a $1.7 million impairment charge related to the same third party investment and a $500,000 write-off of our minority ownership interest in another entity. The 2003 expenses were partially offset by foreign currency gains and certain tax credits.

Income Taxes

Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation, changes in the level of business performed in domestic and international jurisdictions, research credits, expirations of research credits and loss carryforwards, IPR&D charges, state income taxes and extraterritorial income exclusion tax benefits. In 2005, we completed a study of federal research tax credits (R&D credits) for the years 1997 through 2004, recognizing a $5.9 million net tax benefit. In addition, we are in the process of reorganizing our legal entities for improved operational efficiencies, a simplified corporate structure and to provide flexibility for future growth. As part of the reorganization, we were able to recognize $8.0 million in deferred tax assets from prior years that had been fully reserved, associated primarily with certain foreign operations. Due primarily to the R&D credits and the recognition of prior years’ deferred tax assets, we had a net tax benefit of $5.5 million for the year ended December 31, 2005.

The Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 were signed into law in October 2004. The only provision that had a significant income tax effect on the Company was the extension of research credits through December 31, 2005. We estimate the 2005 net benefit will be approximately $1.9 million. Our estimated effective annual income tax rate of 34% in 2005 is less than the statutory rate primarily as a result of the 2005 R&D tax credit.

Our annual effective income tax rate was 44% and 41% for fiscal years 2004 and 2003, respectively. In 2004, we had a loss, which resulted in a net tax benefit. That net tax benefit was increased by approximately $600,000 in research credits, which resulted in an effective income tax rate that was higher than the statutory rate. Our effective tax rate in 2003 exceeded the statutory rate because of $900,000 of IPR&D expenses associated with the Silicon Energy Corp. acquisition that were not tax deductible due to it being a stock versus net asset acquisition.

As a matter of course, we are subject to audit by various taxing authorities. From time to time, these audits may result in proposed assessments where the ultimate resolution may result in additional taxes. We regularly assess our position with regard to individual tax exposures and we believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Operating activities	$79.6	$53.1	$10.3
Investing activities	(30.6)	(267.1)	(85.2)
Financing activities	(27.0)	219.4	48.6

Increase (decrease) in cash and cash equivalents	$22.0	$5.4	$(26.3)

Operating activities:    Cash provided by operating activities increased $26.5 million in 2005, compared with 2004. Increased revenues generated an additional $134.8 million in cash, which was offset by an increase of $117.2 million in cash paid to suppliers and employees. In addition, we paid $8.9 million less in net interest and taxes. Cash provided by operations increased $42.8 million in 2004, compared with 2003. Revenue increases of $95.9 million were offset by an increase of $33.4 million paid to suppliers and employees and an increase of $19.7 million paid in net interest and taxes.

Investing activities:    During 2005, we used $32.0 million in cash for property, plant and equipment purchases, of which $19.8 million was for the purchase of a new corporate headquarters in Liberty Lake, Washington, near our current headquarters. Excluding that purchase, gross property, plant and equipment purchases were $12.2 million in 2005. Net purchases in 2005 were $9.6 million due to $2.6 million in proceeds from the sale of our manufacturing facility in Quebec, Canada. We used $12.8 million in cash for net property, plant and equipment purchases during 2004, compared with $9.6 million in 2003. The increase in property, plant and equipment purchases in 2004, compared with 2003, resulted primarily from the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. We used $253.1 million for the acquisition of our Electricity Metering business during the year ended December 31, 2004, compared with $71.1 million for the Silicon acquisition and $3.7 million for pre-acquisition activities associated with our Electricity Metering business in 2003.

Financing activities:    In December 2005, we received $14.8 million in proceeds from our real estate term note, which was used to partially finance the purchase of our new corporate headquarters building. An equity offering in May 2005 generated $59.6 million in net proceeds while employee stock purchase plan purchases and stock-based award exercises (employee stock transactions) generated an additional $25.1 million in cash. Offsetting those proceeds were $124.0 million of optional prepayments and $1.4 million in minimum mandatory payments on our term loan debt and $800,000 in payments on our project financing debt. In 2004, in connection with the acquisition of our Electricity Metering business, we received $309.1 million in net proceeds from the issuance of new debt. In 2004, we made payments on the new and previously existing debt of approximately $74.2 million and paid debt origination fees of $13.6 million. We also paid $10.0 million on our revolving credit line, bringing that balance to zero. Employee stock transactions generated $8.3 million in cash in 2004. In 2003, we issued $50.0 million in new debt related to the acquisition of Silicon and had $10.0 million of net borrowings under our revolving line of credit. In 2003, we made payments on debt of approximately $13.2 million and paid origination fees of $1.9 million. We received $3.7 million from employee stock transactions in 2003.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in millions)
Senior subordinated notes (1)	$186,760	$9,688	$19,376	$19,376	$138,320
Senior secured credit facility term loan (1)	30,833	2,884	5,496	22,453	—
Real estate term note (1)	17,384	3,090	7,132	6,422	740
Project financing debt (1)	3,674	1,076	2,150	448	—
Operating lease obligations (2)	12,200	5,590	5,989	621	—
Guaranteed lease payments for an affiliate (3)	83	83	—	—	—
Purchase and service commitments (4)	92,372	92,372	—	—	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles (5)	13,219	—	7,162	4,460	1,597

Total	$356,525	$114,783	$47,305	$53,780	$140,657

(1)	Borrowings are disclosed within Item 8: Financial Statements and Supplementary Data, Note 8 – Debt, with the addition of estimated interest expense.

(2)	Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, and do not include common area maintenance charges, real estate taxes and insurance charges for which we are obligated.
(3)	Guaranteed lease payments for an affiliate are disclosed in Item 8: Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies.
(4)	We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items ordered. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified within less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2005 if the commitments were canceled.
(5)	Other long-term liabilities consist of $6.8 million in warranty obligations and $6.4 in other obligations as presented on the Consolidated Balance Sheet.

We had no off-balance sheet financing agreements at December 31, 2005 and 2004, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At December 31, 2005, we had $33.6 million in cash and cash equivalents. Cash equivalents historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s and have market interest rates. We are exposed to changes in interest rates on cash equivalents.

Our credit facility was originated on July 1, 2004 to finance the acquisition of our Electricity Metering business and was subsequently amended in 2005 (credit facility). The credit facility consists of an original $185 million seven-year senior secured term loan (term loan or term debt) and a $55 million five-year senior secured revolving credit line (revolver). The credit facility provides us the ability to increase the revolver to $75 million at a future date, as defined by the amendment. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The debt issue costs for this credit facility, as well as the debt issue costs from the prior facility, will be amortized over the life of the credit facility using the effective interest method.

At December 31, 2005, the term loan balance was $24.7 million. There were no borrowings outstanding under the revolver and $22.6 million was utilized by outstanding standby letters of credit resulting in $32.4 million available for additional borrowings. Unamortized debt issuance costs were approximately $8.9 million and $13.5 million at December 31, 2005 and 2004, respectively. Our required minimum quarterly principal payments are $324,000 for the next 16 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments at maturity. We had no mandatory prepayment requirement during 2005 or 2004. We made optional prepayments on the term loan of $124.0 million in 2005 and $34.0 million during the second half of 2004. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid.

At December 31, 2005, $1.3 million of the $24.7 million in term debt was classified as current, based on the mandatory principal payments defined in the amended borrowing agreement. At December 31, 2004, $34.9 million of the $150.1 million outstanding balance on the term loan was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make in 2005 in order to remain in compliance with our debt covenants. We were in compliance with all of our debt covenants at December 31, 2005 and 2004. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. The weighted average interest rate on our term loan was 6.48% at December 31, 2005. Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%.

On December 30, 2005, we signed a real estate term note (real estate note) for $14.8 million with Wells Fargo Bank, National Association, secured by real property purchased for $19.8 million. The real estate note bears interest at LIBOR plus 1.3% for a fixed term of one, two, or three months as designated by us, or the Wells Fargo prime rate. The weighted average interest rate on our real estate note was 5.69% at December 31, 2005. Principal payments of $740,000 plus interest are payable quarterly, commencing April 1, 2006 and continuing through January 1, 2011.

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at December 31, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

In conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. Principal payments due under the note are $860,000 in 2006, $927,000 in 2007, $1.0 million in 2008 and $440,000 in 2009. The project financing loan had an outstanding balance of $3.2 million at December 31, 2005.

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS 133). In June 2005, we terminated an interest rate swap and cap that we placed in the fourth quarter of 2004 for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. The derivative instruments were initially designated as cash flow hedges. In accordance with SFAS 133, a derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. To achieve hedge accounting treatment, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. As a result of the optional prepayments on our term loan in the fourth quarter of 2004, we determined the cash flow hedges were ineffective in the same quarter as they were purchased resulting in the recognition through interest expense of the changes in fair value. Derivatives are not used for trading or speculative purposes. At December 31, 2005, we held no derivative instruments.

We maintain bid and performance bonds for certain customers. Bonds in force were $3.0 million and $7.3 million at December 31, 2005 and 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We have compensation plans that offer a range of award amounts for the achievement of a various annual performance and financial targets. These include an employee bonus and profit sharing plan and a Long-Term Performance Plan for senior management and key executive officers. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters. At December 31, 2005, approximately $10.2 million was accrued for the achievement of pre-determined performance goals for these plans, with payment expected in the first quarter of 2006. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was made during the first quarter of 2005 for fiscal year 2004.

Our net deferred tax assets consist of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Section 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2005, we paid approximately $1.3 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect cash payments for federal tax purposes will increase in the second quarter of 2006, based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized in 2006 and a significant portion of our remaining tax credits not limited by Section 383 will be fully utilized in 2007.

Working capital at December 31, 2005 was $116.1 million compared with $58.1 million at December 31, 2004. The increase of $58.0 million in working capital primarily resulted from a $31.3 million reduction in the current portion of our term debt from December 31, 2004 and an increase in operating activities during 2005.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risk Factors” within Item 1A and “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A, included in this Annual Report on Form 10-K.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At December 31, 2005, there were no material contingencies requiring accrual or disclosure.

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

Inventories:    Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, subassemblies and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Goodwill and Intangible Assets:    Goodwill and intangible assets are the result of our acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our operating segments, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Deferred Income Taxes:    We estimate the expected realizable value of deferred tax assets. As of December 31, 2005, we have a valuation allowance of $1.3 million to reduce our deferred tax assets relating to certain net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We will adopt the new requirements using the modified prospective transition method in our first fiscal quarter of 2006. In addition to the recognition of expense in the financial statements, SFAS 123R requires any excess tax benefits received upon exercise of options to be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, we believe the impact of adopting

SFAS 123R will result in a pre-tax expense of approximately $9 million to $11 million for fiscal 2006. Estimating the value of stock option awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

In June 2005, the FASB issued FASB Staff Position (FSP) No. 143-1, Accounting for Electronic Equipment Waste Obligations, interpreting SFAS No. 143, Accounting for Asset Retirement Obligations, addressing the accounting obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union. The FSP provides guidance on how to account for the effects of the Directive with respect to historical waste associated with products placed on the market on or before August 13, 2005. The adoption of FSP 143-1 did not have a material impact on our results of operations or financial condition.

Subsequent Events

During January and February of 2006, we made $9.7 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $15.0 million at February 23, 2006.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of January 6, 2006 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at December 31, 2005.

	2006	2007	2008	2009	2010	Beyond 2010
	(in millions)
Fixed Rate Debt
Project financing debt	$0.9	$0.9	$1.0	$0.4	$—	$—
Interest rate	7.60%	7.60%	7.60%	7.60%	—	—

Senior subordinated notes (1)	$—	$—	$—	$—	$—	$125.0
Interest rate	—	—	—	—	—	7.75%

Variable Rate Debt
Revolving credit line (2)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Term loan debt (3)	$1.3	$1.3	$1.3	$1.3	$19.5	$—
Average interest rate	6.47%	6.40%	6.46%	6.53%	6.60%	—

Real estate term note (4)	$2.2	$2.9	$2.9	$2.9	$2.9	$1.0
Average interest rate	6.02%	5.95%	6.01%	6.08%	6.15%	6.15%

(1)	The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted to 99.265 per $100 of principal to yield 7.875%.
(2)	There was no balance on the revolving credit line at December 31, 2005.
(3)	Repayment of the term loan is based on minimum mandatory principal payments defined in the amended credit facility agreement. During January and February of 2006, we made $9.7 million of optional prepayments, bringing the outstanding balance to $15.0 million at February 23, 2006.
(4)	The $14.8 million real estate term note was used to partially finance the purchase of our new corporate headquarters. Repayment is based on the minimum contractual terms.

Based on a sensitivity analysis as of December 31, 2005, we estimate that if market interest rates average one percentage point higher in 2006, than in the table above, our earnings before income taxes in 2006 would decrease by approximately $390,000.

At December 31, 2005, we held no derivative instruments.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 7% of our total revenues for the year ended December 31, 2005. Since we do not typically use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.

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

Risk-sensitive financial instruments in the form of intercompany trade receivables are mostly denominated in U.S. dollars, while intercompany notes may be denominated in local foreign currencies. As foreign currency exchange rates change, intercompany trade receivables may affect current earnings, while intercompany notes may be revalued and result in unrealized translation gains or losses that are reported in other comprehensive income (loss).

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At December 31, 2005, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and by the same relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the year ended December 31, 2005. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The notes to consolidated financial statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of independent directors. The Committee meets regularly with financial management and Deloitte & Touche LLP to review internal control, auditing and financial reporting matters.

LeRoy D. Nosbaum	Steven M. Helmbrecht
Chairman and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Spokane, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Itron, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company, and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 23, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenues
Sales	$503,270	$346,543	$273,783
Service	49,420	52,651	43,182

Total revenues	552,690	399,194	316,965
Cost of revenues
Sales	291,445	198,131	151,023
Service	27,624	30,394	22,388

Total cost of revenues	319,069	228,525	173,411

Gross profit	233,621	170,669	143,554
Operating expenses
Sales and marketing	56,642	45,279	40,985
Product development	47,077	44,379	41,508
General and administrative	44,428	35,490	26,141
Amortization of intangible assets	38,846	27,901	9,618
Restructurings	390	7,258	2,208
In-process research and development	—	6,400	900
Litigation accrual	—	—	500

Total operating expenses	187,383	166,707	121,860

Operating income	46,238	3,962	21,694
Other income (expense)
Interest income	302	166	159
Interest expense	(18,944)	(13,145)	(2,638)
Other income (expense), net	(68)	(389)	(1,316)

Total other income (expense)	(18,710)	(13,368)	(3,795)

Income (loss) before income taxes	27,528	(9,406)	17,899
Income tax (provision) benefit	5,533	4,149	(7,421)

Net income (loss)	$33,061	$(5,257)	$10,478

Earnings per share
Basic net income (loss) per share	$1.41	$(0.25)	$0.51

Diluted net income (loss) per share	$1.33	$(0.25)	$0.48

Weighted average number of shares outstanding
Basic	23,394	20,922	20,413
Diluted	24,777	20,922	21,740

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(in thousands)
A S S E T S
Current assets
Cash and cash equivalents	$33,638	$11,624
Accounts receivable, net	104,428	90,097
Inventories	49,456	45,459
Deferred income taxes, net	23,194	22,733
Other	10,941	5,477

Total current assets	221,657	175,390
Property, plant and equipment, net	77,623	59,690
Intangible assets, net	123,293	162,137
Goodwill	116,032	117,471
Deferred income taxes, net	48,955	27,252
Other	11,324	15,211

Total assets	$598,884	$557,151

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Accounts payable and accrued expenses	$46,215	$37,439
Wages and benefits payable	23,732	13,947
Current portion of debt	4,376	35,647
Current portion of warranty	8,497	7,243
Unearned revenue	22,758	22,991

Total current liabilities	105,578	117,267
Long-term debt	160,186	239,361
Project financing debt	2,367	3,227
Warranty	6,779	6,331
Other obligations	6,440	6,535

Total liabilities	281,350	372,721
Commitments and contingencies (Notes 8 and 18)
Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 24,869,201 and 21,330,336 shares issued and outstanding	312,046	211,920
Accumulated other comprehensive income, net	871	954
Retained earnings (accumulated deficit)	4,617	(28,444)

Total shareholders’ equity	317,534	184,430

Total liabilities and shareholders’ equity	$598,884	$557,151

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances at January 1, 2003	20,193	$195,546	$(280)	$(33,665)	$161,601
Net income				10,478	10,478
Currency translation adjustment, net of income tax provision of $102			144		144

Total comprehensive income					10,622
Stock issues (repurchases):
Options exercised	280	2,322			2,322
Stock option and employee stock purchase plan income tax benefits		1,156			1,156
Director compensation	9	180			180
Employee stock purchase plan	91	1,384			1,384
Settlement of related party note receivable in partial exchange for common stock	(1)	(21)			(21)

Balances at December 31, 2003	20,572	$200,567	$(136)	$(23,187)	$177,244

Net loss				(5,257)	(5,257)
Currency translation adjustment, net of income tax provision of $770			1,090		1,090

Total comprehensive loss					(4,167)
Stock issues:
Options exercised	632	6,555			6,555
Stock option and employee stock purchase plan income tax benefits		2,594			2,594
Director compensation	10	193			193
Employee stock purchase plan	116	2,011			2,011

Balances at December 31, 2004	21,330	$211,920	$954	$(28,444)	$184,430

Net Income				33,061	33,061
Currency translation adjustment, net of income tax benefit of $248			(83)		(83)

Total comprehensive income					32,978
Stock issues:
Issuance of common stock	1,725	59,588			59,588
Options exercised	1,746	23,803			23,803
Stock option and employee stock purchase plan income tax benefits		15,146			15,146
Director compensation	6	180			180
Employee stock purchase plan	62	1,409			1,409

Balances at December 31, 2005	24,869	$312,046	$871	$4,617	$317,534

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$33,061	$(5,257)	$10,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,572	38,785	19,040
Employee stock plans income tax benefits	15,146	2,594	1,156
Amortization of prepaid debt fees	5,031	1,832	701
Deferred income tax provision (benefit)	(22,017)	(6,590)	5,315
Impairments of investments, intangible assets and other	—	1,109	2,244
Acquired in-process research and development	—	6,400	900
Other, net	2,531	659	535
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,183)	15,277	(11,792)
Inventories	(3,997)	(3,600)	(377)
Accounts payable and accrued expenses	4,432	3,232	(6,051)
Wages and benefits payable	9,768	(1,383)	(10,766)
Unearned revenue	156	10,952	(2,482)
Warranty	3,831	(8,456)	8,036
Other long-term obligations	(511)	(994)	(6,023)
Other, net	(5,203)	(1,505)	(658)

Cash provided by operating activities	79,617	53,055	10,256

Investing activities
Proceeds from the sale of property, plant and equipment	2,626	17	17
Acquisitions of property, plant and equipment	(31,973)	(12,788)	(9,630)
Business acquisitions, net of cash and cash equivalents acquired	—	(253,050)	(71,054)
Payment of contingent purchase price for acquisition	—	(1,957)	—
Pre-acquisition activities	—	—	(3,749)
Other, net	(1,224)	677	(763)

Cash used by investing activities	(30,571)	(267,101)	(85,179)

Financing activities
Proceeds from borrowings	14,800	309,081	50,000
Change in short-term borrowings, net	—	(10,000)	10,000
Payments on debt	(126,196)	(74,234)	(13,184)
Issuance of common stock	84,727	8,338	3,706
Prepaid debt fees	(391)	(13,646)	(1,909)
Other, net	28	(109)	(14)

Cash provided (used) by financing activities	(27,032)	219,430	48,599

Increase (decrease) in cash and cash equivalents	22,014	5,384	(26,324)
Cash and cash equivalents at beginning of period	11,624	6,240	32,564

Cash and cash equivalents at end of period	$33,638	$11,624	$6,240

Non-cash transactions:
Fixed assets purchased but not yet paid	$4,400	$—	$—
Reclassification of prepaid debt fees	—	485	—
Taxes on and contingent purchase price payable for acquisition	—	113	1,844
Common stock received in partial settlement of related party note receivable	—	—	21

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,281	$530	$950
Interest	14,314	23,848	3,722

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We have provided handheld computer meter data collection systems since our founding in 1977, automatic meter reading (AMR) since 1986 and electricity meters since July 1, 2004 for utilities worldwide. Our solutions are comprised of hardware, software and services that integrate the creation, measurement, collection, management, application and forecasting of data, providing a platform for utilities to share and apply critical knowledge throughout the utility and with other market participants, including end-users.

Basis of Consolidation

The consolidated financial statements presented in this Annual Report on Form 10-K are audited and reflect, in the opinion of management, entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, Consolidated Balance Sheets as of December 31, 2005 and 2004 and Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, of Itron and our wholly owned subsidiaries.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for our domestic handheld meter reading units are provided by an outside vendor in which we have a 30% equity interest. Consigned inventory at the outside vendor affiliate totaled $2.9 million and $1.9 million at December 31, 2005 and 2004, respectively.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. During 2005, we wrote-off approximately $1.9 million of internal software no longer in use. There were no significant impairments in 2004 and 2003. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Debt Issue Costs

Debt issue costs represent direct costs incurred related to the issuance of long-term debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the Consolidated Statements of Operations.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment each year as of October 1, or more frequently, if a significant event occurs under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Beginning balance, January 1	$13,574	$17,475
Electricity Metering acquisition – opening balance/adjustments	(2,128)	4,554
New product warranties	3,360	2,855
Other changes/adjustments to warranties	7,569	3,883
Claims activity	(7,099)	(15,193)

Ending balance, December 31	15,276	13,574
Less: current portion of warranty	8,497	7,243

Long-term warranty	$6,779	$6,331

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $10.9 million, $6.7 million and $15.6 million for the three years ended December 31, 2005, 2004 and 2003, respectively. Warranty expense is classified within cost of sales.

In 2003, we established a warranty accrual for the product replacement of an electric AMR module due to the failure of a specific component from a supplier. Product replacement work was substantially completed for this specific AMR module during 2004, resulting in a decline in claims activity in 2005. The increase in other changes/adjustments to warranties in 2005, compared with 2004, is primarily due to our Electricity Metering business.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $14.9 million, $8.4 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.1 million and $1.8 million at December 31, 2005 and 2004, respectively. The increase in plan costs in 2005, compared with 2004, resulted from the acquisition of our Electricity Metering business.

Contingencies

An estimated loss for a contingency is charged to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our financial position, results of operations and cash flows.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for the portion of the deferred tax asset when we believe it is more likely than not the deferred tax asset will not be utilized.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, the timing of revenue recognition is dependent upon vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE may affect the timing of revenue recognition. If the implementation services are essential to a software arrangement, revenue is recognized using the percentage of completion methodology if project costs can be estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Product and Software Development Expenses

Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we do not capitalize software development. Product and software development costs are generally expensed when incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.5 million, $1.8 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive stock-based awards had been exercised. Shares that are contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. Diluted EPS assumes that common shares were issued upon the exercise of stock-based awards for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). In periods when we report a net loss, diluted net loss per share is the same as basic net loss per share. In such circumstances, we exclude all outstanding stock-based awards from the calculation of diluted net loss per common share because including such awards among the weighted average shares outstanding would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)
As reported	$33,061	$(5,257)	$10,478
Deduct: Stock-based compensation, net of tax	(5,404)	(5,261)	(4,133)

Pro forma net income (loss)	$27,657	$(10,518)	$6,345

Basic net income (loss) per share
As reported	$1.41	$(0.25)	$0.51

Pro forma	$1.18	$(0.50)	$0.31

Diluted net income (loss) per share
As reported	$1.33	$(0.25)	$0.48

Pro forma	$1.12	$(0.50)	$0.30

The weighted average fair value of awards granted was $36.80, $21.02 and $18.17 during 2005, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	58.9%	71.7%	77.3%
Risk-free interest rate	3.8%	4.0%	2.9%
Expected life (years)	3.4	4.5	4.6

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to expense the fair value of equity awards over the required service period. We will adopt the new requirements using the modified prospective transition method in our first fiscal quarter of 2006. In addition to the recognition of expense in the financial statements, SFAS 123R requires any excess tax benefits received upon exercise of options to be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, we believe the adoption of SFAS 123R will result in a material reduction of net earnings and diluted earnings per share.

In June 2005, the FASB issued FASB Staff Position (FSP) No. 143-1, Accounting for Electronic Equipment Waste Obligations, interpreting SFAS No. 143, Accounting for Asset Retirement Obligations, addressing the accounting obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (EU). The FSP provides guidance on how to account for the effects of the Directive with respect to historical waste associated with products placed on the market on or before August 13, 2005. The adoption of FSP 143-1 did not have a material impact on our results of operations or financial condition.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss) available to common shareholders	$33,061	$(5,257)	$10,478
Weighted average number of shares outstanding	23,394	20,922	20,413

Basic net income (loss) per share	$1.41	$(0.25)	$0.51

Diluted earnings per share:
Net income (loss) available to common shareholders	$33,061	$(5,257)	$10,478

Weighted average number of shares outstanding	23,394	20,922	20,413
Effect of dilutive securities:
Stock-based awards	1,383	—	1,327

Adjusted weighted average number of shares outstanding	24,777	20,922	21,740

Diluted net income (loss) per share	$1.33	$(0.25)	$0.48

We have granted options to purchase shares of our common stock to directors and employees at fair market value on the date of grant.

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to repurchase common stock at the average market price during the period. Weighted average common shares outstanding, assuming dilution, include the incremental shares that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be issued upon the assumed exercise of stock-based awards. At December 31, 2005, 2004 and 2003, we had stock-based awards outstanding of approximately 2.4 million, 3.9 million and 3.9 million at average option exercise prices of $21.24, $15.24 and $13.22, respectively. Approximately 15,000, 2.4 million and 589,000 stock based-awards were excluded from the calculation of diluted EPS for the years ended December 31, 2005, 2004 and 2003, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

During May 2005, we sold 1.7 million shares of common stock at a price of $36.50 per share in an underwritten public offering. Proceeds to the Company totaled approximately $59.6 million after payment of the underwriting discount and approximately $200,000 in other expenses. The proceeds of the public offering were used to pay down borrowings under our senior secured term loan.

We have authorized 10.0 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2005, 2004 and 2003.

Note 3:    Certain Balance Sheet Components

	At December 31,
	2005	2004
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $598 and $1,312)	$96,106	$83,977
Unbilled revenue	8,322	6,120

Total accounts receivable, net	$104,428	$90,097

Inventories
Materials	$25,744	$20,574
Work in process	5,832	5,150
Finished goods	16,241	17,904

Total manufacturing inventories	47,817	43,628
Service inventories	1,639	1,831

Total inventories	$49,456	$45,459

Property, plant and equipment, net
Machinery and equipment	$47,709	$43,551
Equipment used in outsourcing	16,086	16,094
Computers and purchased software	34,736	36,529
Buildings, furniture and improvements	45,611	28,979
Land	4,217	3,460

Total cost	148,359	128,613
Accumulated depreciation	(70,736)	(68,923)

Property, plant and equipment, net	$77,623	$59,690

Depreciation expense was $12.8 million, $11.2 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington, for approximately $19.8 million, consisting of approximately 198,000 square feet, which will be our corporate headquarters commencing in the third quarter of 2006. During the period from closing to occupancy, we will lease the facility back to its previous owner, which is using it as its headquarters.

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Beginning balance, January 1	$1,312	$695
Electricity Metering acquisition – opening balance/adjustments	(164)	861
Provision (benefit) for doubtful accounts	(165)	193
Recoveries	—	—
Accounts charged off	(385)	(437)

Ending balance, December 31	$598	$1,312

There was an allowance for doubtful accounts benefit of $165,000 in 2005 compared with a provision for doubtful accounts of $193,000 in 2004. There was no benefit or provision for doubtful accounts in 2003.

Note 4:    Business Combinations

On July 1, 2004, we completed the acquisition of our Electricity Meter business. This acquisition added electricity meter manufacturing and sales to our operations, and now represents our Hardware Solutions—Electricity Metering operating segment.

The purchase price was $248.3 million, which included a post closing working capital adjustment of $109,000, less cash acquired of approximately $1.4 million. Direct transaction costs were $8.0 million. We used proceeds from a new $240 million senior secured credit facility (credit facility) and a private placement of $125 million in senior subordinated notes to finance the acquisition, pay related fees and expenses and repay approximately $50.2 million of a previous credit facility.

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and intangible assets were allocated to our new Hardware Solutions—Electricity Metering segment in accordance with SFAS No. 142.

The following financial information reflects the allocation of the purchase price based on final fair values of the assets and liabilities.

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$58,747
In-process research and development	6,400
Identified intangible assets – amortizable
Core-developed technology	136,900	54 to 168
Contract backlog	1,800	6
Customer relationships/contracts	3,100	18
Trademarks and trade names	25,200	90
Other	53	120
Goodwill	24,093

Net assets acquired	$256,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets are being amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models.

The $6.4 million of IPR&D consists primarily of next generation technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects were intended to make key enhancements and improve functionality of our polyphase meter. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects. We originally estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. At December 31, 2005, after incurring approximately $1.3 million in costs, we were substantially complete with the in-process technology.

Silicon Energy Corp.:    On March 4, 2003, we acquired Silicon Energy Corp. (Silicon), a provider of enterprise energy management software and services, for $71.2 million, plus other direct transaction costs of approximately $1.3 million, less cash acquired of approximately $1.4 million. We acquired Silicon utilizing cash on hand and the proceeds from a $50 million term loan.

The following financial information reflects the allocation of the purchase price based on the finalized fair values of the assets and liabilities.

	Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of net assets assumed	$12,038
In-process research and development	900
Identified intangible assets – amortizable
Core-developed technology	5,900	28
Contract backlog	2,600	13
Customer relationships/contracts	4,400	35
Trademarks and trade names	200	27
Partner relationships	1,200	14
Goodwill	43,816

Net assets acquired	$71,054

The $900,000 of IPR&D consisted primarily of new software products that had not yet reached technological feasibility. The in-process technology was completed in 2003. Other identifiable intangible assets with a total value of $14.3 million are being amortized between one and three years, which is based on the lives of the estimated discounted cash flows assumed in the valuation models.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2005			At December 31, 2004
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(54,064)	$100,266	$154,330	$(24,386)	$129,944
Patents	7,088	(4,690)	2,398	7,088	(4,321)	2,767
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(3,220)	715	3,935	(2,992)	943
Customer contracts	8,750	(7,028)	1,722	8,750	(3,688)	5,062
Trademarks and tradenames	25,710	(7,634)	18,076	25,710	(2,748)	22,962
Other	6,450	(6,334)	116	6,450	(5,991)	459

Total identified intangible assets	$211,328	$(88,035)	$123,293	$211,328	$(49,191)	$162,137

Intangible asset amortization expense was approximately $38.8 million in 2005, $27.6 million in 2004 and $9.6 million in 2003, respectively. A charge of $334,000 was recorded in 2004 for the write-off of certain intangible assets. Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Amortization
(in thousands)
2006	$29,251
2007	24,363
2008	20,904
2009	17,323
2010	11,648
Beyond 2010	19,804

Total identified intangible assets, net	$123,293

Note 6:    Goodwill

We test goodwill for impairment as of October 1 of each year. No impairment adjustment was required in 2005, 2004 or 2003. On July 1, 2004, we completed the acquisition of our Electricity Metering business and recorded a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities at December 31, 2004. We continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized. Goodwill decreased in 2005 primarily due to a $2.1 million change in the estimated warranty liability at July 1, 2004. Goodwill balances can also increase or decrease, with a corresponding change in other comprehensive income (loss), as a result of changes in foreign currency exchange rates. The change in goodwill for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Goodwill balance, January 1	$117,471	$90,385
Goodwill acquired	—	25,851
Goodwill adjustments	(1,758)	323
Effect of change in exchange rates	319	912

Goodwill balance, December 31	$116,032	$117,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of our organizational change that began in January 2004, we reallocated goodwill to our new reporting segments as of July 1, 2004. We have not identified any reporting units below our reporting segments. The following table reflects goodwill allocated to each reporting segment at December 31, 2004 and 2005.

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)
Goodwill balance at December 31, 2004	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	—	(1,758)	—	(1,758)
Effect of change in exchange rates	195	77	47	319

Goodwill balance at December 31, 2005	$73,532	$24,555	$17,945	$116,032

Note 7:    Investments in and Loans to Affiliates

Investments in Affiliates

We have a 30% interest in Servatron, Inc. (Servatron), a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. This investment is accounted for under the equity method of accounting. Our minority interest of $1.4 million and $1.3 million is recorded in other assets at December 31, 2005 and 2004, respectively. Our equity in earnings, recorded in other income (expense) was $82,000 and $79,000 for the years ended December 31, 2005 and 2003, respectively. There were no earnings or losses in the year ended December 31, 2004.

During 2005, we established a limited liability company with an entity in Qatar, a Middle East country, to open a sales and distribution office in Qatar. We invested $27,000, acquiring a 49% ownership. Although this ownership is less than 50%, we maintain decision-making and control; therefore requiring consolidation of the subsidiary and its operations. At December 31, 2005, the balance for the non-controlling interest portion of the investment was zero because cumulative operating losses exceeded the total invested capital by $4,000 as of December 31, 2005. Losses are recorded to other income (expense).

During 2001, we invested $500,000 in an early stage company developing home energy gateway communication technology. During 2003, the company ceased operations and we wrote-off our 10% ownership interest, resulting in a $500,000 charge to other income (expense).

Loans to Affiliates

We had loaned a total of $2.4 million through 2003 to Home EcoSystems, Inc., dba Lanthorn Technologies, Inc. (Lanthorn), which was developing Internet-based energy monitoring and management software and services. In December 2003, we recorded a $1.9 million impairment charge related to the loans. During 2004, Lanthorn notified us of their intent to cease operations and an additional impairment charge of $775,000 for the remaining loan balance and accrued interest was recorded. At December 31, 2004, there was no remaining loan or accrued interest balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8:    Debt

The components of our borrowings are as follows:

	December 31,
	2005	2004
	(in thousands)
Senior Secured Credit Facility
Term Loan	$24,676	$150,075
Revolving Credit Line	—	—
Real Estate Term Note	14,800	—
Senior Subordinated Notes	124,226	124,136
Project Financing Debt	3,227	4,024

	166,929	278,235
Current Portion of Debt	(4,376)	(35,647)

Total Long-term Debt	$162,553	$242,588

Senior Secured Credit Facility

Our senior secured credit facility was originated on July 1, 2004 to finance the acquisition of our Electricity Metering business and was subsequently amended in 2005 (credit facility). The credit facility consists of an original $185 million seven-year senior secured term loan (term loan or term debt) and a $55 million five-year senior secured revolving credit line (revolver). The 2005 amendments included a 50 basis point reduction in the term loan interest rate and increases to our maximum consolidated leverage and senior debt ratios. In addition, we have the ability to increase the revolver to $75 million at a future date, as defined in the amendment. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The debt issue costs for this facility as well as the unamortized debt issue costs from the prior facility will be amortized over the life of the credit facility using the effective interest method.

At December 31, 2005, the term loan balance was $24.7 million. There were no borrowings outstanding under the revolver and $22.6 million was utilized by outstanding standby letters of credit resulting in $32.4 million available for additional borrowings. Unamortized debt issuance costs were approximately $8.9 million and $13.5 million at December 31, 2005 and 2004, respectively. Our required minimum quarterly principal payments are $324,000 for the next 16 quarters ($1.3 million annually) with the remaining balance to be paid in four installments over the last six quarters, maturing in 2011. Optional repayments of the term loan are permitted without penalty or premium. Additional mandatory prepayments, based on 75% of defined excess cash flows, the issuance of capital stock or the sale of assets as defined by the borrowing agreement, would all decrease the minimum payments at maturity. We had no mandatory prepayment requirement during 2005 or 2004. We made optional prepayments on the term loan of $124.0 million in 2005 and $34.0 million during the second half of 2004. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid.

At December 31, 2005, $1.3 million of the $24.7 million in term debt was classified as current, based on the mandatory principal payments defined in the amended borrowing agreement. At December 31, 2004, $34.9 million of the $150.1 million outstanding balance on the term loan was classified as current and $115.2 million was classified as long-term. The classification between current and long-term debt at December 31, 2004 was based on the mandatory principal payments defined in the borrowing agreement, as well as an additional $33.0 million of optional prepayments we expected to make in 2005 in order to remain in compliance with our debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants. We were in compliance with all of our debt covenants at December 31, 2005 and 2004. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the term loan are based on the London InterBank Offering Rate (LIBOR) plus 1.75% or the Wells Fargo Bank, National Association’s prime rate (Prime) plus 0.75%. The weighted average interest rate on our term loan was 6.48% at December 31, 2005. Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on LIBOR plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%.

Real Estate Term Note

On December 30, 2005, we signed a real estate term note (real estate note) for $14.8 million with Wells Fargo Bank, National Association, secured by real property purchased for $19.8 million. The real estate note bears interest at LIBOR plus 1.3% for a fixed term of one, two, or three months as designated by us, or the Wells Fargo prime rate. The weighted average interest rate on our real estate note was 5.69% at December 31, 2005. Principal payments of $740,000 plus interest are payable quarterly, commencing April 1, 2006 and continuing through January 1, 2011.

Senior Subordinated Notes

On May 10, 2004, we completed a private placement of $125 million aggregate principal amount of 7.75% notes, due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.2 million at December 31, 2005. On February 17, 2005, we completed an exchange of the notes for substantially identical registered notes, except that the new notes are generally transferable and do not contain certain terms with respect to registration rights and liquidation damages. The discount on the notes will be accreted and the debt issuance costs will be amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at certain specified premium prices. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes with the proceeds of certain sales of our common stock.

Project Financing

In conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. Principal payments due under the note are $860,000 in 2006, $927,000 in 2007, $1.0 million in 2008 and $440,000 in 2009. The project financing loan had an outstanding balance of $3.2 million at December 31, 2005.

Secured Credit Facility

On March 4, 2003, we entered into a secured credit facility for $105 million and terminated our former $35 million credit line. The secured credit facility also provided a $55 million revolving credit line with a three-year term, which was available for general use. On July 1, 2004, the outstanding balances of the secured credit facility and revolving credit line were repaid from borrowings utilized to finance the acquisition of our Electricity Metering business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133 and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS 133). In June 2005, we terminated an interest rate swap and cap that we placed in the fourth quarter of 2004 for approximately $416,000 and $48,000, respectively, compared with fair market values of approximately $224,000 and $69,000, respectively at December 31, 2004. The derivative instruments were initially designated as cash flow hedges. In accordance with SFAS 133, a derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. To achieve hedge accounting treatment, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. Our policy is to assess actual hedge effectiveness at the end of each calendar quarter. As a result of the optional prepayments on our term loan in the fourth quarter of 2004, we determined the cash flow hedges were ineffective in the same quarter as they were purchased resulting in the recognition through interest expense of the changes in fair value. Derivatives are not used for trading or speculative purposes. At December 31, 2005, we held no derivative instruments.

Minimum Payments on Debt

Outstanding borrowings at December 31, 2005 are repayable as follows:

Minimum Payments
(in thousands)
2006	$4,376
2007	5,183
2008	5,256
2009	4,696
2010	22,452
Thereafter	124,966

$166,929

Note 9:    Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2005 and 2004, and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

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

Real estate term note:    The carrying value approximates fair value as the interest rates are periodically adjusted to market rates by our lender.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior subordinated notes:    The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

Project financing debt:    The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

	At December 31, 2005		At December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$33,638	$33,638	$11,624	$11,624
Derivative instruments	—	—	103	103
Liabilities
Term loan debt	24,676	24,676	150,075	150,075
Real estate term note	14,800	14,800	—	—
Senior subordinated notes	124,226	124,279	124,136	127,161
Project financing debt	3,227	3,266	4,024	4,133

Note 10:    Restructurings

During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. As a result, we reduced our staffing by approximately 260 employees and incurred restructuring expenses of $7.7 million. All severance costs were paid to employees by December 31, 2005.

In 2003, we restructured operations located in Raleigh, North Carolina, which included a workforce reduction of approximately 40 employees and recognized a charge of approximately $2.0 million related to severance during 2003. An additional restructuring charge of approximately $200,000 was recorded during 2003 for the write-down of fixed assets and lease termination charges, primarily from restructuring efforts in Europe.

Accrued liabilities associated with restructuring efforts at December 31, 2005 and 2004 were as follows:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2003	$28	$125
Addition/adjustments to accruals	7,258	73
Cash payments	(4,969)	(23)

Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(109)
Cash payments	(2,707)	—

Accrual balance at December 31, 2005	$—	$66

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Funding received	$550	$1,038	$287
Royalties paid	—	—	355

Note 12:    Warranty and Maintenance Agreement

We have a warranty and maintenance agreement to provide certain services through December 31, 2013 for a network-based AMR system we originally sold in 2000. The original agreement resulted in a forward loss of $14.3 million recorded in 1999. In addition, we provided a $4.0 million standby letter of credit in connection with our performance responsibilities. During 2003, we paid $4.0 million in consideration for a reduced scope and services of the agreement, which was charged to the forward loss accrual, resulting in no impact to the statement of operations. The amended warranty and maintenance agreement provides for the receipt of approximately $7.3 million over the term of the agreement and we expect to incur $13.2 million in expenses to service the amended contract. Therefore, in 2003, as a result of the amended agreement, we reduced the associated forward loss accrual by approximately $848,000, which is reflected in service cost of revenues. The forward loss accrual balance was $5.0 million and $5.4 million at December 31, 2005 and 2004, respectively.

Note 13:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated effective tax for continuing operations is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income (loss) before income taxes
Domestic	$25,666	$(10,220)	$19,741
Foreign	1,862	814	(1,842)

Total income (loss) before income taxes	$27,528	$(9,406)	$17,899

Expected federal income tax provision (benefit)	$9,635	$(3,292)	$6,264
Tax credits	(2,114)	(971)	288
State income tax provision (benefit), net of federal effect	1,488	(477)	700
Export sales	(220)	82	(272)
Meals and entertainment	309	252	260
Realization of prior years’ deferred tax assets	(8,534)	—	—
Change in valuation allowance	(5,519)	(121)	1,300
Foreign operations	(501)	—	(1,322)
Nondeductible charges for purchased research and development	—	—	350
Other, net	(77)	378	(147)

Total provision (benefit) for income taxes	$(5,533)	$(4,149)	$7,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$—	$—	$312
State and local	528	449	625
Foreign	356	73	143

Total current	884	522	1,080

Deferred:
Federal	(8,063)	(3,716)	7,401
State and local	1,864	(785)	(251)
Foreign	5,301	(49)	(2,109)

Total deferred	(898)	(4,550)	5,041

Change in valuation allowance	(5,519)	(121)	1,300

Total provision (benefit) for income taxes	$(5,533)	$(4,149)	$7,421

Net deferred income tax assets consist of the following:

	At December 31,
	2005	2004
	(in thousands)
Deferred tax assets
Loss carryforwards	$31,787	$39,024
Accrued expenses	10,539	9,548
Tax credits	19,257	7,334
Depreciation and amortization	10,953	1,176
Inventory valuation	1,306	487
Other, net	66	34

Total deferred tax assets	73,908	57,603
Deferred tax liabilities
Tax effect of accumulated translation	(444)	(814)
Other, net	(80)	(20)

Total deferred tax liabilities	(524)	(834)
Valuation allowance	(1,285)	(6,804)

Net deferred tax assets	$72,099	$49,965

The tax treatment of IPR&D expenses depends on the type of acquisition. The acquisition of our Electricity Metering business was treated as an asset purchase for tax purposes; accordingly, the IPR&D expense will be deducted for tax purposes over 15 years. The Company acquired the stock of Silicon and so the IPR&D expenses were not tax deductible. The IPR&D charges for fiscal year 2004 did not affect the effective rate as they will be deductible for tax in future years.

At December 31, 2005, we had unused federal research and development tax credits of $19.7 million, which expire during the tax years 2006 – 2025 if not utilized. We have state research and development tax credits of approximately $1.6 million, available to offset future state tax liabilities indefinitely. We also have $2.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of alternative minimum tax credits that are available to offset future federal tax liabilities indefinitely. Federal loss carryforwards of $82.0 million expire during the tax years 2019 – 2023. Valuation allowances of $1.3 million, $6.8 million and $6.9 million in 2005, 2004 and 2003, respectively, were provided primarily for foreign loss carryforwards attributable to various items for which we may not receive future benefits. The tax benefit associated with equity compensation disqualifying dispositions was $15.1 million, $2.6 million and $1.2 million in 2005, 2004 and 2003, respectively, in accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. We recorded approximately $157,000 in 2004 of net deferred tax assets as a result of the acquisition of our Electricity Metering business.

Note 14:    Shareholder Rights Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15:    Bonus, Profit Sharing and Long-Term Performance Plans

We have compensation plans that offer a range of award amounts for the achievement of various annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters.

We have an employee bonus and profit sharing plan in which most of our employees participate. At December 31, 2005, approximately $9.7 million of bonus and profit sharing was accrued, with payment expected in the first quarter of 2006. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was made during the first quarter of 2005 for fiscal year 2004.

We have a Long-Term Performance Plan (LTPP) for senior management and key executive officers with awards contingent on the attainment of yearly goals payable in the Company’s common stock with a three-year cliff vesting period. The value of an award is based on a percentage of the participant’s base salary and is dependent on performance objectives for the period. The award for 2005 was $1.9 million. The number of shares to be issued will be determined by dividing the dollar amount of the award by the fair value of our common stock on the date the award is approved by the Compensation Committee. At December 31, 2005, approximately $485,000 of the $1.9 million award was expensed for the achievement of 2005 goals, with the remaining cost of the award to be recognized over the three year vesting period. During 2004 and 2003, no awards were earned.

Note 16:    Employee Benefit Plans

Employee Savings Plan

We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, up to 22% of their salary. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $2.5 million in 2005, $2.0 million in 2004 and $1.8 million in 2003.

Stock Option Plans

At December 31, 2005, we had three stock-based compensation plans in effect, only one of which we are currently granting options under. We apply APB Opinion No. 25 and related interpretations in accounting for our plans. The following table summarizes information about stock options outstanding at December 31, 2005 (including the weighted average remaining contractual life and the weighted average exercise price):

	Outstanding Options			Exercisable Options
	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
Range of Exercise Prices
$ 4.00 – $ 6.75	211	3.63	$6.00	211	$6.00
$ 7.00 – $ 8.34	346	4.84	7.30	345	7.30
$13.60 – $20.00	324	6.99	15.67	213	14.90
$20.03 – $26.65	971	8.21	21.22	350	20.74
$30.32 – $37.40	557	9.28	37.31	28	35.89
$42.62 – $58.75	34	7.01	47.70	10	58.75

	2,443	7.41	$21.24	1,157	$13.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under our three stock option plans, we have granted options to purchase shares of common stock to employees and non-employee directors at prices no less than the fair market value of the stock on the date of grant. Because all stock options were issued at the fair value of the stock, no compensation cost has been recognized. The options terminate ten years from the date granted and become fully exercisable within three or four years from the date of grant. In addition, the plan provides for the granting of stock to non-employee directors that are fully vested at grant date and granted at fair market value. The price range of options exercised was $4.00 to $32.35 in 2005, $4.00 to $21.06 in 2004 and $4.00 to $17.75 in 2003. At December 31, 2005, there were 2.9 million shares of authorized but unissued shares of common stock under the plans, of which options for the purchase of 435,897 shares were available for future grants. Share amounts and weighted average exercise prices are as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares (in 000’s)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
Outstanding at beginning of year	3,884	$15.24	3,887	$13.22	3,474	$11.54
Granted	627	36.80	875	21.02	844	18.17
Exercised	(1,746)	13.64	(632)	10.37	(280)	17.98
Cancelled	(322)	18.64	(246)	16.43	(151)	11.21

Outstanding at end of year	2,443	$21.24	3,884	$15.24	3,887	$13.22

Options exercisable at year end	1,157	$13.66	2,251	$13.17	2,114	$12.52

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, we are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of the period, as defined in the Plan. Under the Plan we sold 63,100, 116,042 and 91,223 shares to employees in 2005, 2004 and 2003, respectively.

Note 17:    Other Related Party Transactions

As previously indicated, we have a 30% equity interest in Servatron, a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. Purchases of low volume products and repair services from Servatron were $19.3 million in 2005, $12.7 million in 2004 and $13.6 million in 2003, with amounts payable to Servatron of $1.5 million and $682,000, at December 31, 2005 and 2004, respectively. We sublease a portion of our Spokane facility to Servatron. The lease agreement commenced in May 2000, was renewed in 2004, and currently runs through 2006. The base monthly lease payments under the lease are approximately $16,000 and are based on current market rates. Servatron pays us for its share of operating costs of the subleased premises. The costs payable by Servatron to us are based on the square footage of the leased premises. Servatron also remits payment for consigned inventory purchased from us. Accounts receivable from the affiliate were approximately $360,000 and $45,000 at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease a facility from former owners of Regional Economic Research, Inc., one of whom is an employee of ours. The lease agreement was renewed in March 2004 and will terminate in February 2008. The monthly lease expense is approximately $38,000. We also lease a facility, which runs through August 2006, from a current employee. The monthly lease expense is approximately $5,000.

During 2003, an officer of one of our customers was a member of our Board of Directors. During the second quarter of 2004, this individual resigned from our Board of Directors. Revenues from this customer were $372,000 in 2003.

Note 18:    Commitments and Contingencies

Commitments

We have noncancelable operating leases for computers, office, production and storage space expiring at various dates through 2010. Rent expense under our operating leases was $7.6 million in 2005, $8.1 million in 2004 and $8.0 million in 2003. Receipts under our noncancelable subleases were $479,000 in 2005, $418,000 in 2004 and $368,000 in 2003. Future minimum payments and sublease revenues at December 31, 2005, under noncancelable operating leases and subleases with initial or remaining terms in excess of one year are as follows:

	Minimum Payments	Sublease Revenues	Payments, Net
	(in thousands)
2006	$5,590	$322	$5,268
2007	4,294	—	4,294
2008	1,695	—	1,695
2009	604	—	604
2010	17	—	17

Total minimum lease payments	$12,200	$322	$11,878

Our most significant operating leases include our manufacturing facility in Waseca, Minnesota and office space for our software operations in Raleigh, North Carolina and Oakland and San Diego, California. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the years ended December 31, 2005 and 2004.

We maintain bid and performance bonds for certain customers. Bonds in force were $3.0 million and $7.3 million at December 31, 2005 and 2004, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.6 million and $23.3 million at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We guarantee lease payments for certain equipment leased by Servatron. The maximum future lease obligation of the guarantee at December 31, 2005 was approximately $83,000. The lease and our guarantee terminate in 2006. In the event Servatron is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At December 31, 2005, there were no material contingencies requiring accrual or disclosure.

On October 14, 2003, we settled all issues in a patent infringement litigation for $7.9 million. The settlement includes payment for all royalties, attorney’s fees and other items, including the assigned ownership of the patent to us. We expensed $500,000 in 2003 related to this matter.

Note 19:    Segment Information

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

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the operating segments, nor included in the measure of segment profit or loss. Assets and liabilities are not allocated to the operating segments, except for the Electricity Metering operating segment. At December 31, 2005, Electricity Metering had total assets of $268.8 million. Approximately 60% of depreciation expense was allocated to the operating segments at December 31, 2005, with the remaining portion unallocated. Approximately 50% of depreciation expense was allocated to the operating segments at December 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify sales in the United States and Canada as domestic revenues. International revenues were $39.3 million, $25.9 million and $14.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in international revenues for 2005 was due to a full year of meter sales in 2005, compared with six months in 2004, and higher handheld system sales, offset by a large AMR system project in 2004 without a similar project in 2005.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation and implementation services.

Hardware Solutions— Electricity Metering:	Residential electronic and electromechanical electricity meters, AMR enabled meters, commercial and industrial electronic electricity meters and generation, transmission and distribution meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Information

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$261,999	$238,560	$266,985
Electricity Metering	239,763	112,586	—

Total Hardware Solutions	501,762	351,146	266,985
Software Solutions	50,928	48,048	49,980

Total Company	$552,690	$399,194	$316,965

Gross margin
Hardware Solutions
Meter Data Collection	$112,514	$108,348	$128,505
Electricity Metering	99,386	44,517	—

Total Hardware Solutions	211,900	152,865	128,505
Software Solutions	21,721	17,804	15,049

Total Company	$233,621	$170,669	$143,554

Operating income (loss)
Hardware Solutions
Meter Data Collection	$91,421	$87,757	$105,335
Electricity Metering	82,018	30,156	—
Other unallocated costs	(25,395)	(18,225)	(16,819)

Total Hardware Solutions	148,044	99,688	88,516
Software Solutions	(10,556)	(19,742)	(25,675)
Corporate unallocated	(91,250)	(75,984)	(41,147)

Total Company	46,238	3,962	21,694
Total other income (expense)	(18,710)	(13,368)	(3,795)

Income (loss) before income taxes	$27,528	$(9,406)	$17,899

AMR related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules we manufacture that are attached to electromechanical electricity meters, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering are our electronic meters with our embedded AMR technology as well as some contract manufacturing for inserting other vendors’ AMR technology into our electronic meters.

No customer represented more than 10% of total Company revenues in 2005, 2004 and 2003.

There were no customers that represented more than 10% of Meter Data Collection revenues in 2005, 2004 and 2003.

There were no customers that represented more than 10% of Electricity Metering revenues in 2005. One customer represented 12% of Electricity Metering revenues for the six months ended December 31, 2004.

There were no customers that represented more than 10% of Software Solutions revenues in 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20:    Consolidating Financial Information

The credit facility and the senior subordinated notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project subsidiary), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (SEC) Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Effective January 1, 2006, the legal entity holding the U.S. operations of our Electricity Metering business was merged into the parent company. As a result of this merger, the assets, liabilities and operations of this guarantor subsidiary will be shown within the parent company column commencing in 2006.

Prior to the acquisition of our Electricity Metering business, we had three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary holds an investment in a non-guarantor subsidiary. The guarantor subsidiary’s results of operations from the non-guarantor subsidiary are shown within the Combined Parent and Guarantor Subsidiaries column for 2003 in the Consolidating Statement of Operations and Cash Flows. This subsidiary held $7.0 million of an investment in a non-guarantor subsidiary at December 31, 2003. The net income from this investment was $339,000 for the year ended 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$272,316	$229,451	$40,365	$(38,862)	$503,270
Service	44,588	490	8,250	(3,908)	49,420

Total revenues	316,904	229,941	48,615	(42,770)	552,690

Cost of revenues
Sales	156,906	141,877	31,647	(38,985)	291,445
Service	24,526	429	6,362	(3,693)	27,624

Total cost of revenues	181,432	142,306	38,009	(42,678)	319,069

Gross profit	135,472	87,635	10,606	(92)	233,621
Operating expenses
Sales and marketing	45,555	5,997	5,087	3	56,642
Product development	36,958	9,964	424	(269)	47,077
General and administrative	38,231	4,293	1,736	168	44,428
Amortization of intangible assets	5,781	33,065	—	—	38,846
Restructurings	89	108	193	—	390

Total operating expenses	126,614	53,427	7,440	(98)	187,383

Operating income	8,858	34,208	3,166	6	46,238
Other income (expense)
Interest income	408	—	29	(135)	302
Interest expense	(4,008)	(14,647)	(430)	141	(18,944)
Other income (expense), net	348	(346)	(58)	(12)	(68)

Total other income (expense)	(3,252)	(14,993)	(459)	(6)	(18,710)

Income before income taxes	5,606	19,215	2,707	—	27,528
Income tax (provision) benefit	12,599	(6,717)	(349)	—	5,533
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	14,856	274	—	(15,130)	—

Net income	$33,061	$12,772	$2,358	$(15,130)	$33,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$241,283	$99,243	$18,756	$(12,739)	$346,543
Service	39,148	6,835	8,392	(1,724)	52,651

Total revenues	280,431	106,078	27,148	(14,463)	399,194

Cost of revenues
Sales	135,644	59,158	16,188	(12,859)	198,131
Service	21,186	6,352	3,441	(585)	30,394

Total cost of revenues	156,830	65,510	19,629	(13,444)	228,525

Gross profit	123,601	40,568	7,519	(1,019)	170,669
Operating expenses
Sales and marketing	37,035	4,864	3,003	377	45,279
Product development	40,654	4,307	910	(1,492)	44,379
General and administrative	31,967	2,119	1,308	96	35,490
Amortization of intangible assets	8,359	19,542	—	—	27,901
Restructurings	6,760	118	380	—	7,258
In-process research and development	—	6,400	—	—	6,400

Total operating expenses	124,775	37,350	5,601	(1,019)	166,707

Operating income (loss)	(1,174)	3,218	1,918	—	3,962
Other income (expense)
Interest income	585	—	10	(429)	166
Interest expense	(4,968)	(7,825)	(781)	429	(13,145)
Other income (expense), net	(708)	(24)	343	—	(389)

Total other income (expense)	(5,091)	(7,849)	(428)	—	(13,368)

Income (loss) before income taxes	(6,265)	(4,631)	1,490	—	(9,406)
Income tax benefit (provision)	2,995	1,689	(535)	—	4,149
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(1,987)	139	—	1,848	—

Net income (loss)	$(5,257)	$(2,803)	$955	$1,848	$(5,257)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$270,713	$4,552	$(1,482)	$273,783
Service	39,934	6,375	(3,127)	43,182

Total revenues	310,647	10,927	(4,609)	316,965

Cost of revenues
Sales	148,689	3,816	(1,482)	151,023
Service	20,166	4,932	(2,710)	22,388

Total cost of revenues	168,855	8,748	(4,192)	173,411

Gross profit	141,792	2,179	(417)	143,554
Operating expenses
Sales and marketing	38,561	2,500	(76)	40,985
Product development	41,435	400	(327)	41,508
General and administrative	26,155	—	(14)	26,141
Amortization of intangible assets	9,618	—	—	9,618
Restructurings	1,949	259	—	2,208
In-process research and development	900	—	—	900
Litigation accrual	500	—	—	500

Total operating expenses	119,118	3,159	(417)	121,860

Operating income (loss)	22,674	(980)	—	21,694
Other income (expense)
Interest income	479	55	(375)	159
Interest expense	(2,241)	(772)	375	(2,638)
Other income (expense), net	(2,057)	741	—	(1,316)

Total other income (expense)	(3,819)	24	—	(3,795)

Income (loss) before income taxes	18,855	(956)	—	17,899
Income tax provision	(7,356)	(65)	—	(7,421)
Equity in earnings (losses) of non-guarantor subsidiaries	(1,021)	—	1,021	—

Net income (loss)	$10,478	$(1,021)	$1,021	$10,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

At December 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,616	$1,448	$5,574	$—	$33,638
Accounts receivable, net	68,233	28,474	7,721	—	104,428
Intercompany accounts receivable	7,745	1,506	8,977	(18,228)	—
Inventories	20,968	25,824	2,664	—	49,456
Deferred income taxes, net	21,092	1,803	299	—	23,194
Other	5,638	2,937	2,366	—	10,941
Intercompany other	85,326	24,775	3,500	(113,601)	—

Total current assets	235,618	86,767	31,101	(131,829)	221,657

Property, plant and equipment, net	58,671	15,426	3,526	—	77,623
Intangible assets, net	8,840	114,393	60	—	123,293
Goodwill	83,753	19,552	12,727	—	116,032
Deferred income taxes, net	32,965	15,022	1,806	(838)	48,955
Intercompany notes receivable	1,966	—	—	(1,966)	—
Other	48,546	13,868	48	(51,138)	11,324

Total assets	$470,359	$265,028	$49,268	$(185,771)	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,637	$16,083	$1,495	$—	$46,215
Intercompany accounts payable and accrued expenses	9,003	5,754	3,471	(18,228)	—
Wages and benefits payable	17,754	5,007	971	—	23,732
Current portion of debt	2,466	1,050	860	—	4,376
Current portion of warranty	5,085	2,887	525	—	8,497
Short-term intercompany advances	22,000	87,874	3,727	(113,601)	—
Unearned revenue	21,430	371	957	—	22,758

Total current liabilities	106,375	119,026	12,006	(131,829)	105,578

Long-term debt	40,625	119,561	—	—	160,186
Project financing debt	—	—	2,367	—	2,367
Intercompany notes payable	—	—	1,966	(1,966)	—
Warranty	5,470	1,238	71	—	6,779
Deferred income taxes, net	—	—	838	(838)	—
Other obligations	5,374	959	107	—	6,440

Total liabilities	157,844	240,784	17,355	(134,633)	281,350

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	312,047	14,218	28,132	(42,351)	312,046
Accumulated other comprehensive income (loss), net	(4,149)	—	4,962	58	871
Retained earnings (accumulated deficit)	4,617	10,026	(1,181)	(8,845)	4,617

Total shareholders’ equity	312,515	24,244	31,913	(51,138)	317,534

Total liabilities and shareholders’ equity	$470,359	$265,028	$49,268	$(185,771)	$598,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

At December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,393	$461	$5,770	$—	$11,624
Accounts receivable, net	63,300	17,611	9,186	—	90,097
Intercompany accounts receivable	9,300	10,695	23,187	(43,182)	—
Inventories	22,669	18,914	3,876	—	45,459
Deferred income taxes, net	21,786	604	343	—	22,733
Other	4,269	195	1,013	—	5,477
Intercompany other	12	9,318	1,000	(10,330)	—

Total current assets	126,729	57,798	44,375	(53,512)	175,390

Property, plant and equipment, net	40,919	11,729	7,042	—	59,690
Intangible assets, net	14,621	147,458	58	—	162,137
Goodwill	83,753	21,683	12,035	—	117,471
Deferred income taxes, net	19,708	7,299	1,454	(1,209)	27,252
Intercompany notes receivable	22,089	—	—	(22,089)	—
Other	28,660	17,009	63	(30,521)	15,211

Total assets	$336,479	$262,976	$65,027	$(107,331)	$557,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,286	$11,984	$2,169	$—	$37,439
Intercompany accounts payable and accrued expenses	27,817	8,797	6,568	(43,182)	—
Wages and benefits payable	8,451	3,956	1,540	—	13,947
Current portion of debt	6,621	28,229	797	—	35,647
Current portion of warranty	5,141	1,293	809	—	7,243
Short-term intercompany advances	5,184	1,000	4,146	(10,330)	—
Unearned revenue	21,647	134	1,210	—	22,991

Total current liabilities	98,147	55,393	17,239	(53,512)	117,267

Long-term debt	45,479	193,882	—	—	239,361
Project financing debt	—	—	3,227	—	3,227
Intercompany notes payable	—	—	22,089	(22,089)	—
Warranty	3,734	2,597	—	—	6,331
Deferred income taxes, net	—	—	1,209	(1,209)	—
Other obligations	6,521	—	14	—	6,535

Total liabilities	153,881	251,872	43,778	(76,810)	372,721

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	211,920	13,850	20,360	(34,210)	211,920
Accumulated other comprehensive income (loss), net	(878)	—	1,832	—	954
Accumulated deficit	(28,444)	(2,746)	(943)	3,689	(28,444)

Total shareholders’ equity	182,598	11,104	21,249	(30,521)	184,430

Total liabilities and shareholders’ equity	$336,479	$262,976	$65,027	$(107,331)	$557,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$33,061	$12,772	$2,358	$(15,130)	$33,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,644	36,127	801	—	51,572
Employee stock plans income tax benefits	15,146	—	—	—	15,146
Amortization of prepaid debt fees	1,371	3,660	—	—	5,031
Deferred income tax benefit	(12,943)	(8,922)	(152)	—	(22,017)
Equity in earnings (losses) of non-guarantor subsidiaries	(14,856)	(274)	—	15,130	—
Interest expense as a result of pushdown of debt	(14,647)	14,647	—	—	—
Other, net	3,004	44	(517)	—	2,531
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,933)	(10,611)	1,361	—	(14,183)
Inventories	1,701	(6,910)	1,212	—	(3,997)
Accounts payable and accrued expenses	2,542	2,568	(678)	—	4,432
Wages and benefits payable	9,304	970	(506)	—	9,768
Unearned revenue	(354)	697	(187)	—	156
Warranty	1,681	2,363	(213)	—	3,831
Other long-term obligations	(1,010)	499	—	—	(511)
Intercompany transactions, net	(12,871)	6,146	6,725	—	—
Other, net	946	(6,187)	38	—	(5,203)

Cash provided by operating activities	21,786	47,589	10,242	—	79,617

Investing activities
Proceeds from the sale of property, plant and equipment	12	—	2,614	—	2,626
Acquisition/transfer of property, plant and equipment	(26,365)	(5,310)	(298)	—	(31,973)
Cash transferred to/payments received from guarantor subsidiaries, net	28,120	—	(2,500)	(25,620)	—
Cash transferred to/payments received from non-guarantor subsidiaries, net	(894)	1,359	—	(465)	—
Cash transferred to/payments received from parent, net	—	(16,816)	—	16,816	—
Intercompany notes, net	5,957	—	—	(5,957)	—
Other, net	1,839	—	(4,477)	1,414	(1,224)

Cash provided (used) by investing activities	8,669	(20,767)	(4,661)	(13,812)	(30,571)

Financing activities
Proceeds from borrowings	14,800	—	—	—	14,800
Payments on debt	(125,399)	—	(797)	—	(126,196)
Issuance of common stock	84,727	—	1,414	(1,414)	84,727
Prepaid debt fees	(176)	(215)	—	—	(391)
Cash received from/payments made to guarantor subsidiaries, net	16,816	—	(1,359)	(15,457)	—
Cash received from/payments made to non-guarantor subsidiaries, net	—	2,500	—	(2,500)	—
Cash received from/payments made to parent, net	—	(28,120)	894	27,226	—
Intercompany notes, net	—	—	(5,957)	5,957	—
Other, net	—	—	28	—	28

Cash used by financing activities	(9,232)	(25,835)	(5,777)	13,812	(27,032)

Increase (decrease) in cash and cash equivalents	21,223	987	(196)	—	22,014
Cash and cash equivalents at beginning of period	5,393	461	5,770	—	11,624

Cash and cash equivalents at end of period	$26,616	$1,448	$5,574	$—	$33,638

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,800	$1,600	$—	$—	$4,400
Pushdown of debt and related costs from parent to guarantor subsidiary, net of payments	112,709	(112,709)	—	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$977	$—	$304	$—	$1,281
Interest	14,036	—	278	—	14,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(5,257)	$(2,803)	$955	$1,848	$(5,257)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	16,954	21,012	819	—	38,785
Employee stock plans income tax benefits	2,594	—	—	—	2,594
Amortization of prepaid debt fees	997	835	—	—	1,832
Deferred income tax provision (benefit)	1,024	(7,903)	289	—	(6,590)
Impairments of investments, intangible assets and other	1,109	—	—	—	1,109
Acquired in-process research and development	—	6,400	—	—	6,400
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	1,987	(139)	—	(1,848)	—
Interest expense as a result of pushdown of debt	(7,824)	7,824	—	—	—
Other, net	595	—	64	—	659
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,497	13,224	(444)	—	15,277
Inventories	(8,490)	3,322	1,568	—	(3,600)
Accounts payable and accrued expenses	2,522	891	(181)	—	3,232
Wages and benefits payable	(1,820)	616	(179)	—	(1,383)
Unearned revenue	10,338	134	480	—	10,952
Warranty	(8,953)	(3)	500	—	(8,456)
Other long-term obligations	(994)	—	—	—	(994)
Intercompany transactions, net	10,715	1,744	(12,459)	—	—
Other, net	(849)	(148)	(508)	—	(1,505)

Cash provided (used) by operating activities	17,145	45,006	(9,096)	—	53,055
Investing activities
Proceeds from the sale of property, plant and equipment	18	—	(1)	—	17
Acquisition/transfer of property, plant and equipment	(11,232)	(1,188)	(368)	—	(12,788)
Business acquisitions, net of cash and cash equivalents acquired	(254,445)	1	1,394	—	(253,050)
Payment of contingent purchase price for acquisition	(1,957)	—	—	—	(1,957)
Cash transfer to non-guarantor subsidiaries/intercompany notes	(10,570)	(4,134)	—	14,704	—
Cash transfer to parent	—	(39,392)	(1,000)	40,392	—
Other, net	(121)	3	795	—	677

Cash provided (used) by investing activities	(278,307)	(44,710)	820	55,096	(267,101)
Financing activities
Proceeds from borrowings	309,081	—	—	—	309,081
Change in short-term borrowings, net	(10,000)	—	—	—	(10,000)
Payments on debt	(72,424)	—	(1,810)	—	(74,234)
Issuance of common stock	8,338	—	—	—	8,338
Prepaid debt fees	(12,811)	(835)	—	—	(13,646)
Cash received from guarantor subsidiaries	39,392	—	—	(39,392)	—
Cash received from non-guarantor subsidiaries	—	1,000	—	(1,000)	—
Intercompany notes	—	—	14,704	(14,704)	—
Other, net	(109)	—	—	—	(109)

Cash provided by financing activities	261,467	165	12,894	(55,096)	219,430
Increase in cash and cash equivalents	305	461	4,618	—	5,384
Cash and cash equivalents at beginning of period	5,088	—	1,152	—	6,240

Cash and cash equivalents at end of period	$5,393	$461	$5,770	$—	$11,624

Non-cash transactions:
Reclassification of prepaid debt fees	$485	$—	$—	$—	$485
Taxes on contingent purchase price payable for acquisition	113	—	—	—	113
Pushdown of debt and related costs from parent to guarantor subsidiary, net of payments	(240,192)	240,192	—	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$493	$21	$16	$—	$530
Interest	23,509	—	339	—	23,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2003

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$10,478	$(1,021)	$1,021	$10,478
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	18,481	559	—	19,040
Employee stock plans income tax benefits	1,156	—	—	1,156
Amortization of prepaid debt fees	701	—	—	701
Deferred income tax provision (benefit)	5,325	(10)	—	5,315
Impairments of investments, intangible assets and other	2,244	—	—	2,244
Acquired in-process research and development	900	—	—	900
Equity in earnings (losses) of non-guarantor subsidiaries	1,021	—	(1,021)	—
Other, net	535	—	—	535
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,685)	(1,107)	—	(11,792)
Inventories	(1,059)	682	—	(377)
Accounts payable and accrued expenses	(4,051)	(2,000)	—	(6,051)
Wages and benefits payable	(9,316)	(1,450)	—	(10,766)
Unearned revenue	(2,711)	229	—	(2,482)
Warranty	7,932	104	—	8,036
Other long-term obligations	(6,023)	—	—	(6,023)
Intercompany transactions, net	3,172	(3,172)	—	—
Other, net	(640)	(18)	—	(658)

Cash provided (used) by operating activities	17,460	(7,204)	—	10,256

Investing activities
Proceeds from the sale of property, plant and equipment	17	—	—	17
Acquisition/transfer of property, plant and equipment	(9,721)	91	—	(9,630)
Business acquisitions, net of cash and cash equivalents acquired	(71,054)	—	—	(71,054)
Pre-acquisition activities	(3,749)	—	—	(3,749)
Cash transfer to non-guarantor subsidiaries/intercompany notes	(7,104)	—	7,104	—
Cash received from non-guarantor subsidiaries	1,517	—	(1,517)	—
Other, net	(662)	(101)	—	(763)

Cash used by investing activities	(90,756)	(10)	5,587	(85,179)

Financing activities
Proceeds from borrowings	50,000	—	—	50,000
Change in short-term borrowings, net	10,000	—	—	10,000
Payments on debt	(12,494)	(690)	—	(13,184)
Issuance of common stock	3,706	—	—	3,706
Prepaid debt fees	(1,909)	—	—	(1,909)
Cash transfer to parent	—	(1,517)	1,517	—
Cash transfer to non-guarantor subsidiaries/intercompany notes	—	7,104	(7,104)	—
Other, net	(14)	—	—	(14)

Cash provided by financing activities	49,289	4,897	(5,587)	48,599

Decrease in cash and cash equivalents	(24,007)	(2,317)	—	(26,324)
Cash and cash equivalents at beginning of period	29,095	3,469	—	32,564

Cash and cash equivalents at end of period	$5,088	$1,152	$—	$6,240

Non-cash transactions:
Contingent purchase price payable for acquisition	$1,844	$—	$—	$1,844
Common stock received in partial settlement of related party note receivable	21	—	—	21
Intercompany capital reduction due to transfer of notes receivable	1,120	(1,120)	—	—
Intangible assets received in partial settlement of intercompany note receivable	(4,017)	4,017	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$925	$25	$—	$950
Interest	3,332	390	—	3,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21:    Subsequent Events

During January and February of 2006, we made $9.7 million of optional prepayments on our senior secured credit facility term loan, bringing the outstanding balance to $15.0 million at February 23, 2006.

Note 22:    Quarterly Results (Unaudited)

Quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(in thousands, except per share and stock price data)
2005
Statement of operations data:
Total revenues	$116,470	$135,123	$141,145	$159,952		$552,690
Gross profit	50,998	56,739	61,030	64,854		233,621
Net income	$817	$9,313	$6,002	$16,929		$33,061

Basic net income per share	$0.04	$0.41	$0.25	$0.68		$1.41

Diluted net income per share	$0.04	$0.38	$0.23	$0.65		$1.33

Stock Price:
High	$30.83	$48.29	$53.90	$49.00		$53.90
Low	21.50	29.21	43.58	37.98		21.50
2004
Statement of operations data:
Total revenues	$65,602	$79,642	$122,504	$131,446		$399,194	(2)
Gross profit	29,872	36,258	49,485	55,054		170,669	(2)
Net income (loss)	$(738)	$818	$1,670	$(7,007	)(1)	$(5,257	)(2)

Basic net income (loss) per share	$(0.04)	$0.04	$0.08	$(0.33)		$(0.25)

Diluted net income (loss) per share	$(0.04)	$0.04	$0.08	$(0.33)		$(0.25)

Stock Price:
High	$23.15	$24.65	$23.02	$24.45		$24.65
Low	17.00	17.75	15.93	16.86		15.93

(1)	Net loss includes $6.4 million IPR&D expense.
(2)	On July 1, 2004, we completed the acquisition of our Electricity Metering business. Refer to Note 4: Business Combinations for a discussion of the effects of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2004 includes the operating activity of the acquisition from July 1, 2004 through December 31, 2004.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2005, or in any period subsequent to such date.

ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

(ii)	Internal Control Over Financial Reporting.

(a)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)	Attestation report of the registered public accounting firm. The attestation report of Deloitte & Touche LLP, an independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K and is incorporated herein by reference.

(c)	Changes in internal control. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2005. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not reported.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006 (the 2005 Proxy Statement) sets forth certain information with regard to our directors and is incorporated herein by reference.

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

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the 2005 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock and is incorporated herein by reference.

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

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2	Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to Itron Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3	Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to Itron Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4	Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to Itron Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5	Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to Itron, Inc.’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

2.6	Amended & Restated Purchase Agreement dated July 1, 2004, by and among Itron, Inc., Itron Canada, Inc., Itron France and Schlumberger Electricity, Inc., Schlumberger Technology Corporation, Schlumberger Canada Limited, BVI Holdings Limited, Axalto S.A., Schlumberger B.V. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (filed as Exhibit 3.2 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

3.3	Bylaws of EMD Holding, Inc. (filed as Exhibit 3.3 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.4	Articles of Incorporation of EMD Holding, Inc. (filed as Exhibit 3.4 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.5	Certificate of Amendment of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.5 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.6	Bylaws of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

Exhibit Number	Description of Exhibits

3.7	Certificate of Incorporation of Schlumberger Electricity, Inc. (now Itron Electricity Metering, Inc.) (filed as Exhibit 3.7 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

3.8	Bylaws of Itron Engineering Services, Inc. (filed as Exhibit 3.8 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.9	Articles of Incorporation of Itron Spectrum Holdings, Inc. (now Itron Engineering Services, Inc.) (filed as Exhibit 3.9 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.10	Articles of Amendment of Itron Spectrum Holdings, Inc. changing its name to Itron Engineering Services, Inc. (filed as Exhibit 3.10 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.11	Bylaws of Itron International, Inc. (filed as Exhibit 3.11 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.12	Certificate of Incorporation of Itron International, Inc. (filed as Exhibit 3.12 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.1	Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

4.2	Credit Agreement, dated December 17, 2003, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.3	First Amendment to Credit Agreement, dated March 15, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.2 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.4	Second Amendment to Credit Agreement, dated May 14, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.3 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.5	Third Amendment to Credit Agreement, dated June 30, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.4 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.6	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.7	Indenture relating to Itron, Inc.’s 7.75% senior subordinated notes due 2012, dated as of May 10, 2004. (filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.8	Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

Exhibit Number	Description of Exhibits

4.9	Fourth Amendment to the Credit Agreement dated April 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 10.23 to Itron, Inc.’s Report on Form 8-K dated April 20, 2005—File No. 0-22418)

4.10	Fifth Amendment to the Credit Agreement dated April 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 10.24 to Itron, Inc.’s Report on Form 8-K dated April 20, 2005—File No. 0-22418)

4.11	Sixth Amendment to the Credit Agreement dated December 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.11 to Itron, Inc.’s Report on Form 8-K dated December 21, 2005—File No. 0-22418)

4.12	Real estate term note dated December 30, 2005, and entered into by and among Itron, Inc. and Wells Fargo Bank, National Association. (filed as exhibit 4.12 to Itron, Inc.’s Report on Form 8-K dated December 30, 2005—File No. 0-22418)

4.13	Credit Agreement dated December 30, 2005, and entered into by and among Itron, Inc. and Wells Fargo Bank, National Association. (filed as exhibit 4.13 to Itron, Inc.’s Report on Form 8-K dated December 30, 2005—File No. 0-22418)

10.1	Form of Change of Control Agreement between Itron, Inc. and certain of its executive officers. (filed as Exhibit 10.1 to Itron Inc.’s Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change of Control Agreements (see Exhibit 10.1 hereto) with Itron, Inc.

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the Itron, Inc. 2000 Stock Incentive Plan. (filed as Exhibit 10.22 to Itron, Inc.’s Annual Report on Form 10-K dated March 28, 2002—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to Itron, Inc.’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.7	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.6 hereto) with Itron, Inc.

10.8	Agreement dated December 24, 2004 between Itron, Inc. and David G. Remington.* (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated December 30, 2004—File No. 0-22418)

10.9	Office Lease between Itron, Inc. and Woodville Leasing Inc. dated October 4, 1993. (filed as Exhibit 10.24 to Itron, Inc.’s Annual Report on Form 10-K filed on March 30, 1994—File No. 0-22418)

10.10	Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

Exhibit Number	Description of Exhibits

10.11	Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.12	Contribution Agreement between Itron, Inc. and Servatron, Inc. dated May 15, 2000. (filed as Exhibit 10.22 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 14, 2000—File No. 0-22418)

10.13	2002 Employee Stock Purchase Plan. (filed as Appendix B to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.14	Credit Agreement among Itron, Inc., the lenders listed and Wells Fargo Bank, National Association dated March 4, 2003. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

10.15	First Amendment to Credit Agreement dated March 20, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.18 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.16	Second Amendment to Credit Agreement dated October 23, 2003 and entered into by and among Itron, Inc., the lenders listed, LaSalle Bank, N.A., KeyBank N.A. and Wells Fargo Bank, N.A., and is made with reference to the Credit Agreement dated March 4, 2003. (filed as Exhibit 10.19 to the Itron, Inc.’s Quarterly Report on Form 10-Q dated November 13, 2003—File No. 0-22418)

10.17	Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to Itron, Inc.’s Annual Report on Form 10-K dated March 12, 2004—File No. 0-22418)

10.18	Interest Rate Swap Transaction Agreement among Itron, Inc. and U.S. Bank National Association dated September 29, 2004. (filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

10.19	Rate Cap Transaction Agreement among Itron, Inc. and KeyBank National Association dated September 29, 2004. (filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K dated October 1, 2004—File No. 0-22418)

10.20	Amended Long-Term Performance Plan dated February 16, 2005 and amended on August 1, 2005 between Itron, Inc. and certain of its executive officers. * (filed as Exhibit 10.20 to Itron, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2005—File No. 0-22418)

10.21	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.22	Stock Option Plan for Nonemployee Directors. (filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, State of Washington, on the 23rd day of February, 2006.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2006.

Signature	Title

/S/ LEROY D. NOSBAUM LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN M. HELMBRECHT Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY Michael B. Bracy	Director

/S/ TED C. DEMERRITT Ted C. DeMerritt	Director

/S/ JON E. ELIASSEN Jon E. Eliassen	Director

/S/ THOMAS S. FOLEY Thomas S. Foley	Director

/S/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/S/ SHARON L. NELSON Sharon L. Nelson	Director

/S/ MARY ANN PETERS Mary Ann Peters	Director

/S/ GRAHAM M. WILSON Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Electricity Metering acquisition opening balance / adjustments	Additions charged to costs and expenses	Deductions	Balance at end of period
					Current	Noncurrent
	(in thousands)
Year ended December 31, 2003:
Short and long-term warranty	$9,439	$—	$15,563	$7,527	$13,939	$3,536
Allowance for doubtful accounts	1,291	—	—	596	695	—

Year ended December 31, 2004:
Short and long-term warranty	$17,475	$4,554	$6,738	$15,193	$7,243	$6,331
Allowance for doubtful accounts	695	861	193	437	1,312	—

Year ended December 31, 2005:
Short and long-term warranty	$13,574	$(2,128)	$10,929	$7,099	$8,497	$6,779
Allowance for doubtful accounts	1,312	(164)	(165)	(385)	598	—