Form 10-Q
period 2006-03-31
ITRON INC /WA/
filed 2006-05-04
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22418

ITRON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1011792
(State of incorporation)	(I.R.S. Employer Identification Number)

2818 North Sullivan Road

Spokane Valley, Washington 99216-1897

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

As of April 28, 2006, there were outstanding 25,359,879 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Revenues
Sales	$142,934	$104,202
Service	12,619	12,268

Total revenues	155,553	116,470
Cost of revenues
Sales	81,842	59,199
Service	6,937	6,273

Total cost of revenues	88,779	65,472

Gross profit	66,774	50,998
Operating expenses
Sales and marketing	15,481	13,239
Product development	12,870	11,914
General and administrative	12,122	9,966
Amortization of intangible assets	7,313	9,716
Restructurings	—	390

Total operating expenses	47,786	45,225

Operating income	18,988	5,773
Other income (expense)
Interest income	362	4
Interest expense	(5,746)	(4,567)
Other income (expense), net	(448)	101

Total other income (expense)	(5,832)	(4,462)

Income before income taxes	13,156	1,311
Income tax provision	(6,087)	(494)

Net income	$7,069	$817

Earnings per share
Basic net income per share	$0.28	$0.04

Diluted net income per share	$0.27	$0.04

Weighted average number of shares outstanding
Basic	25,057	21,451
Diluted	26,071	22,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$40,661	$33,638
Accounts receivable, net	83,637	104,428
Inventories	52,514	49,456
Deferred income taxes, net	20,659	23,194
Other (Note 3)	23,260	10,941

Total current assets	220,731	221,657
Property, plant and equipment, net	69,651	77,623
Intangible assets, net	115,980	123,293
Goodwill	116,037	116,032
Deferred income taxes, net	51,262	48,955
Other	7,920	11,324

Total assets	$581,581	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,990	$46,215
Wages and benefits payable	18,634	23,732
Current portion of debt	3,836	4,376
Current portion of warranty	7,162	8,497
Unearned revenue	24,140	22,758

Total current liabilities	100,762	105,578
Long-term debt	126,090	160,186
Project financing debt	2,142	2,367
Warranty	7,949	6,779
Other obligations	6,048	6,440

Total liabilities	242,991	281,350
Commitments and contingencies (Notes 7 and 12)
Shareholders’ equity
Preferred stock	—	—
Common stock	326,143	312,046
Accumulated other comprehensive income, net	761	871
Retained earnings	11,686	4,617

Total shareholders’ equity	338,590	317,534

Total liabilities and shareholders’ equity	$581,581	$598,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating activities
Net income	$7,069	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,938	12,980
Employee stock plans income tax benefits	5,366	1,129
Excess tax benefits from stock-based compensation	(4,280)	—
Stock-based compensation	2,053	149
Amortization of prepaid debt fees	2,772	710
Deferred income tax provision (benefit)	236	(1,618)
Impairment of investments	242	—
Realized currency translation gains	—	(195)
Other, net	182	(223)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,791	16,196
Inventories	(3,058)	2,638
Accounts payable and accrued expenses	2,644	(4,963)
Wages and benefits payable	(4,612)	1,566
Unearned revenue	1,452	(3,065)
Warranty	(165)	(288)
Other long-term obligations	(470)	(200)
Other, net	(3,768)	(1,895)

Cash provided by operating activities	37,392	23,738
Investing activities
Acquisitions of property, plant and equipment	(6,251)	(1,720)
Proceeds from the sale of an investment in affiliate	1,000	—
Business acquisitions, net of cash and cash equivalents acquired	—	33
Other, net	(705)	86

Cash used by investing activities	(5,956)	(1,601)
Financing activities
Payments on debt	(34,885)	(20,657)
Issuance of common stock	6,192	2,609
Excess tax benefits from stock-based compensation	4,280	—
Prepaid debt fees	—	(73)
Other, net	—	(12)

Cash used by financing activities	(24,413)	(18,133)
Increase in cash and cash equivalents	7,023	4,004
Cash and cash equivalents at beginning of period	33,638	11,624

Cash and cash equivalents at end of period	$40,661	$15,628

Non-cash operating and financing transactions:
Property, plant and equipment purchased but not yet paid	$2,531	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$108	$436
Interest	375	1,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:	Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, of Itron and our wholly owned subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2005 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 24, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Cash and Cash Equivalents

We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB 43, Chapter 4, (SFAS 151) which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements for the three months ended March 31, 2006. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for domestic handheld meter reading units are provided by an outside vendor, Servatron. At December 31, 2005, we had a 30% equity interest in Servatron, which we sold back to Servatron in the first quarter of 2006 (see Note 11). Consigned inventory at this outside vendor totaled $3.6 million at March 31, 2006 and $2.9 million at December 31, 2005.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three months ended March 31, 2006 and 2005, respectively. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Debt Issue Costs

Debt issue costs represent direct costs incurred related to the issuance of long-term debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

Acquisitions

In accordance with SFAS 141, Business Combinations, we utilize the purchase method of accounting for business combinations. Business combinations accounted for under the purchase method include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant event occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Beginning balance, January 1	$15,276	$13,574
Electricity Metering acquisition adjustments	—	(1,998)
New product warranties	585	585
Other changes/adjustments to warranties	1,365	718
Claims activity	(2,115)	(1,592)

Ending balance, March 31	15,111	11,287
Less: current portion of warranty	(7,162)	(6,430)

Long-term warranty	$7,949	$4,857

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $2.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Warranty expense is classified within cost of sales.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $3.0 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.0 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively. Fluctuations in the IBNR accrual are the result of claims activity.

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

Foreign Exchange

Our condensed consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the local currency are included in the Condensed Consolidated Statements of Operations unless those balances arose from intercompany transactions deemed to be long-term in nature. Currency gains and losses for this exception are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity.

Revenue Recognition

Sales consist of hardware, software license fees, custom software development, field and project management service and engineering, consulting, implementation, installation and professional service revenues. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services encompass installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own as well as those owned by our customers.

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

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, the timing of revenue recognition is dependent upon vendor-specific objective evidence (VSOE) of fair value for each of the elements. The availability of VSOE may affect the timing of revenue recognition. If the implementation services are essential to a software arrangement, revenue is recognized using the percentage of completion methodology if project costs can be estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided. Certain consulting services are recognized as services are performed.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Product and Software Development Expenses

Product and software development expenses primarily include payroll and third party contracting fees. For software we develop to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period of time between technological feasibility and the completion of product development, and the immaterial nature of these costs, we do not capitalize software development. Product and software development costs are generally expensed when incurred.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average common shares outstanding are increased to include the number of additional common shares that would have been outstanding if dilutive stock-based awards had been exercised. Diluted EPS assumes that common shares were issued upon the exercise of stock-based awards for which the market price exceeded the exercise price, less shares that could have been repurchased with the related proceeds (treasury stock method). Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Shares that are contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. In periods when we report a net loss, diluted net loss per share is the same as basic net loss per share.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2.1 million, before income taxes, which includes awards of stock options, Employee Stock Purchase Plan (ESPP)

and restricted stock. The related total tax benefit was $272,000 for the three months ended March 31, 2006. There was no stock-based compensation capitalized at March 31, 2006. Stock-based compensation expense of $149,000 for the three months ended March 31, 2005 was related to stock grants and employee stock purchases that we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005. We expense stock-based compensation using the straight-line method.

In the first quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $1.9 million. The incremental stock-based compensation expense caused income before income taxes to decrease by $1.9 million, net income to decrease by $1.0 million and basic and diluted earnings per share to decrease by $0.04 per share, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $4.3 million, respectively, related to excess tax benefits from stock awards exercised during the period.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows. Under SFAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized is classified as financing cash inflows rather than operating cash inflows, on a prospective basis.

The following table shows the effect on net earnings and earnings per share, for the three months ended March 31, 2005, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP in accordance with SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

Three Months Ended March 31, 2005
(in 000’s, except per share data)
Net income (loss)
As reported	$817
Deduct: Stock-based compensation, net of tax	(1,131)

Pro forma net loss	$(314)

Basic net income (loss) per share
As reported	$0.04

Pro forma	$(0.01)

Diluted net income (loss) per share
As reported	$0.04

Pro forma	$(0.01)

The fair value of stock options and ESPP were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	Employee Stock Options			ESPP
	Three Months Ended March 31,			Three Months Ended March 31,
	2006 (1)	2005		2006		2005
Dividend yield	—	—		—		—
Expected volatility	—	64.0%		42.3%		50.9%
Risk-free interest rate	—	4.2%		4.2%		2.5%
Expected life (years)	—	4.1	0	0.2	5	0.2	5

(1)	No stock option grants were made to employees during the three months ended March 31, 2006.

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the option is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life are the vesting period of time similar awards have remained outstanding in the past. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

For restricted and unrestricted sock, the fair value is the market close price of the stock on the issue date.

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

Note 2:	Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$7,069	$817

Weighted average number of shares outstanding	25,057	21,451

Basic net income per share	$0.28	$0.04

Diluted earnings per share:
Net income available to common shareholders	$7,069	$817

Weighted average number of shares outstanding	25,057	21,451
Effect of dilutive securities: Stock-based awards	1,014	1,286

Adjusted weighted average number of shares outstanding	26,071	22,737

Diluted net income per share	$0.27	$0.04

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At March 31, 2006 and 2005, we had stock-based awards outstanding of approximately 2.1 million and 3.5 million at average option exercise prices of $22.41 and $15.28, respectively. Approximately 55,000 and 43,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

We have authorized 10.0 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be convertible into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at March 31, 2006 and 2005.

Note 3:	Certain Balance Sheet Components

	At March 31, 2006	At December 31, 2005
	(in thousands)
Accounts receivable, net
Trade (net of allowance for doubtful accounts of $379 and $598)	$76,118	$96,106
Unbilled revenue	7,519	8,322

Total accounts receivable, net	$83,637	$104,428

Inventories
Materials	$24,557	$25,744
Work in process	4,922	5,832
Finished goods	20,641	16,241

Total manufacturing inventories	50,120	47,817
Service inventories	2,394	1,639

Total inventories	$52,514	$49,456

Property, plant and equipment, net
Machinery and equipment	$50,654	$47,709
Equipment used in outsourcing	16,086	16,086
Computers and purchased software	34,303	34,736
Buildings, furniture and improvements	34,286	45,611
Land	2,482	4,217

Total cost	137,811	148,359
Accumulated depreciation	(68,160)	(70,736)

Property, plant and equipment, net	$69,651	$77,623

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Beginning balance, January 1	$598	$1,312
Provision (benefit) for doubtful accounts	(197)	(95)
Recoveries	—	—
Accounts charged off	(22)	(126)

Ending balance, March 31	$379	$1,091

The decrease in the allowance for doubtful accounts from March 31, 2005 to March 31, 2006 resulted primarily from activity associated with a specific customer, with payment on a substantial portion of the outstanding balance received throughout 2005.

Depreciation expense was $3.6 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively.

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington, which will become our corporate headquarters in the third quarter of 2006. As of March 31, 2006, our headquarters building in Spokane Valley was listed for sale. We have classified the building and related assets as held for sale, and will no longer depreciate the assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The net carrying value of the Spokane Valley facility is approximately $8.5 million and is included within other current assets at March 31, 2006.

Note 4:	Business Combinations

In March 2006, we signed an agreement to acquire an energy consulting firm, Quantum Consulting Inc., for an initial cash payment of $4.0 million, less a working capital adjustment, with additional payments of up to $2.0 million if certain future performance and employee retention targets are met over the next three years. The acquisition closed on April 1, 2006, expanding our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment.

During April 2006, we signed an agreement to acquire ELO Sistemas e Tecnologia Ltda. (“ELO”) for an initial cash payment of approximately $2.1 million, less a working capital adjustment, and approximately $6.0 million in additional payments, if certain performance targets are achieved over the next five years. The acquisition is expected to close in May 2006. Operations will reside in Campinas, Brazil, a suburb of São Paulo, with approximately 80 employees performing sales, manufacturing, assembly, field investigations and administrative functions related to meters and automatic meter reading (AMR) equipment and related systems in South America. In addition, shortly after closing, we expect to invest approximately $2.0 million in capital improvements to expand meter manufacturing and assembly capabilities in Brazil.

We will include the operations of these acquisitions in our Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets commencing on the closing date of each acquisition.

Note 5:	Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2006			At December 31, 2005
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$154,330	$(59,928)	$94,402	$154,330	$(54,064)	$100,266
Patents	7,088	(4,783)	2,305	7,088	(4,690)	2,398
Capitalized software	5,065	(5,065)	—	5,065	(5,065)	—
Distribution and production rights	3,935	(3,261)	674	3,935	(3,220)	715
Customer contracts	8,750	(7,233)	1,517	8,750	(7,028)	1,722
Trademarks and tradenames	25,710	(8,730)	16,980	25,710	(7,634)	18,076
Other	6,450	(6,348)	102	6,450	(6,334)	116

Total identified intangible assets	$211,328	$(95,348)	$115,980	$211,328	$(88,035)	$123,293

Intangible asset amortization expense was approximately $7.3 million and $9.7 million for the three months ended March 31, 2006 and 2005, respectively.

Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)
2006	$29,251
2007	24,363
2008	20,904
2009	17,323
2010	11,648
Beyond 2010	19,804

Total identified intangible assets, net	$123,293

Note 6:	Goodwill

We test goodwill for impairment as of October 1 of each year. On July 1, 2004, we completed the acquisition of our Electricity Metering business and recorded a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities. We continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized. Goodwill decreased $1.7 million in the first quarter of 2005 primarily due to a $2.0 million adjustment related to the warranty accrual associated with this acquisition. Goodwill balances can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), as a result of changes in foreign currency exchange rates.

The change in goodwill for the three month period ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Goodwill balance, January 1	$116,032	$117,471
Goodwill adjustments	—	(1,687)
Effect of change in exchange rates	5	(113)

Goodwill balance, March 31	$116,037	$115,671

The following table reflects goodwill allocated to each reporting segment during the first three months of 2006 and 2005, respectively.

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)
Goodwill balance, January 1, 2005	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	—	(1,687)	—	(1,687)
Effect of change in exchange rates	(72)	(23)	(18)	(113)

Goodwill balance, March 31, 2005	$73,265	$24,526	$17,880	$115,671

Goodwill balance, January 1, 2006	$73,532	$24,555	$17,945	$116,032
Effect of change in exchange rates	(7)	13	(1)	5

Goodwill balance, March 31, 2006	$73,525	$24,568	$17,944	$116,037

Note 7:	Debt

The components of our borrowings are as follows:

	At March 31, 2006	At December 31, 2005
	(in thousands)
Senior Secured Credit Facility
Term Loan	$—	$24,676
Revolving Credit Line	—	—
Real Estate Term Note	4,800	14,800
Senior Subordinated Notes	124,250	124,226
Project Financing Debt	3,018	3,227

	132,068	166,929
Current Portion of Debt	(3,836)	(4,376)

Total Long-term Debt	$128,232	$162,553

Senior Secured Credit Facility

We completed the repayment of the remaining balance of $24.7 million on our original $185 million seven-year senior secured term loan (term loan) during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date, as defined in the 2005 amendment. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project finance subsidiary), all of which are wholly owned. The debt issue costs for this facility, as well as the unamortized debt issue costs from a prior facility, are being amortized over the life of the credit facility using the effective interest method.

At March 31, 2006, there were no borrowings outstanding under the revolver and $22.6 million was utilized by outstanding standby letters of credit resulting in $32.4 million available for additional borrowings. Unamortized debt issuance costs were approximately $6.1 million and $8.9 million at March 31, 2006 and December 31, 2005, respectively. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. We were in compliance with all of our debt covenants at March 31, 2006 and December 31, 2005. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%.

Real Estate Term Note

On December 30, 2005, we signed a real estate term note (real estate note) for $14.8 million, secured by real property, with principal payments of $740,000, plus interest, payable quarterly, commencing April 1, 2006 and continuing through January 1, 2011. During the first quarter of 2006, we made an optional prepayment of $10.0 million on the real estate note. During April 2006, we completed the repayment of the real estate note.

Senior Subordinated Notes

Our senior subordinated notes consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at March 31, 2006. The notes are registered with the SEC and are generally transferable. The discount on the notes is accreted and the debt issuance costs are amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project finance subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes, at 107.75%, with the proceeds of certain sales of our common stock.

Project Financing

In May 1998, in conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. The project financing loan had an outstanding balance of $3.0 million at March 31, 2006. During April 2006, we repaid the balance of the project financing loan, which included $107,000 in prepayment fees.

Note 8:	Restructurings

At December 31, 2004, we incurred restructuring costs associated with the implementation of a new internal organizational structure, which resulted in staffing reductions and other restructuring expenses. These accrued costs were fully paid to employees by December 31, 2005.

Accrued liabilities and expenses associated with these restructuring efforts for the three months ended March 31, 2005 consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)
Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(58)
Cash payments	(2,078)	—

Accrual balance at March 31, 2005	$629	$117

The liability for lease terminations is recorded within accrued expenses and the liability for employee severance is recorded within wages and benefits payable. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative expenses. There was no remaining severance and related costs accrual at December 31, 2005 and there was no restructuring activity during the three months ended March 31, 2006. The accrued liability for lease termination and related costs was $66,000 at March 31, 2006.

Note 9:	Income Taxes

We estimate our 2006 annual effective income tax rate will be approximately 44% while our effective income tax rate was 46% for the three months ended March 31, 2006. Our effective income tax rates differ from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes. Both the first quarter and estimated annual 2006 effective rates are higher than the statutory rate due to the implementation of SFAS 123(R) and the expiration of a federal research credit on December 31, 2005. An extension of the credit through December 31, 2006 is expected to be approved by Congress, which would reduce our annual effective tax rate.

Our effective income tax rate of 38% for the three months ended March 31, 2005 was higher than the full year 2005 effective income tax rate of 34% as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments.

Note 10:	Stock-Based Compensation

Stock Option Plans

At March 31, 2006, we had three stock-based compensation plans in effect, only one of which we are currently granting options under. Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated regularly to reflect market conditions and actual trends. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.8 million. A summary of our stock option activity during the three months ending March 31, 2006 is as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24
Granted	—	—
Exercised	381	14.92
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2006	2,062	$22.41	7.42	$77,195

Exercisable and expected to vest, March 31, 2006	1,946	$21.93	7.34	$73,799

Exercisable, March 31, 2006	867	$13.56	5.81	$40,145

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $59.85 as of the last business day of the period ending March 31, 2006, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $11.6 million, which is expected to be recognized over a weighted average period of approximately 21 months. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $15.5 million. During the three months ended March 31, 2006, the total fair value of options vested was $5.5 million.

We issue new shares of common stock upon the exercise of stock options.

As of March 31, 2006, there were 409,051 shares of common stock available for issuance pursuant to stock-based awards. Additional information regarding options outstanding as of March 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price
Range of Exercise Prices
$ 4.87 - $ 6.75	137	3.58	$6.29	137	$6.29
$ 7.00 - $ 8.34	270	4.63	7.25	270	7.25
$13.60 - $20.00	238	6.78	15.94	203	15.38
$20.03 - $26.65	839	8.01	21.18	232	20.73
$30.32 - $37.40	550	9.08	37.38	21	37.19
$42.62 - $58.75	28	8.19	45.34	4	58.75

	2,062	7.42	$22.41	867	$13.56

Employee Stock Purchase Plan

We are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. We had no unrecognized compensation cost associated with the first quarter 2006 offering of stock under this plan. Under the ESPP, we sold 12,426 and 15,589 shares to employees in the three months ended March 31, 2006 and 2005, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended March 31, 2006 was $80,000.

Long-Term Performance Plan

We have a Long-Term Performance Plan (LTPP) for senior management and key executive officers with restricted stock awards contingent on the attainment of yearly goals payable in the Company’s common stock with a three-year cliff vesting period. Restricted stock awards are granted in the year following attainment, as approved by our Board of Directors. The value of an award is based on a percentage of the participant’s base salary and is dependent on performance objectives for the period. We currently have two active plans, one for 2005 and another for 2006. As of January 1, 2006, there were no restricted stock awards outstanding.

The award for 2005 was $1.8 million, which included a reduction of $100,000 prior to the stock award issuance, with 30,908 shares issued on February 15, 2006, at a weighted average grant-date fair value of $59.16. Forfeited shares during the first quarter of 2006 were 6,937, due to retirements. No awards were vested at March 31, 2006, and $96,000 was recognized as expense for the three months ended March 31, 2006. As of March 31, 2006, total unrecognized stock-based compensation expense related to the 2005 LTPP was approximately $937,000, to be recognized through December 31, 2008.

For the 2006 yearly goals and associated award, approximately $42,000 was recognized as expense for the three months ended March 31, 2006.

Board of Directors’ Compensation

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three months ended March 31, 2006, we issued 2,976 unrestricted stock awards to our Board of Directors, with a weighted average grant-date fair value of $40.29. All awards were fully vested and expensed when granted.

Note 11:	Other Related Party Transactions

At December 31, 2005, we had a 30% equity interest in Servatron, a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. During February 2006, we received a dividend of $193,000, which was recorded as a return of capital. During March 2006, we sold our shares back to Servatron for $1.0 million, recognizing a loss of $242,000 as of March 31, 2006. Therefore, as of March 31, 2006, we have no ownership in Servatron; however, our Chief Executive Officer remains a board member of Servatron. We sublease a portion of our Spokane Valley facility, which is currently held for sale, to Servatron (Note 3). The lease agreement commenced in May 2000, was renewed in 2004, and currently runs through 2006. The base monthly lease payments under the lease are approximately $16,000 and are based on current market rates. Servatron pays us for its share of operating costs of the subleased premises. At March 31, 2006, the lease agreement remains unchanged but is expected to be amended to provide for additional space.

During the first quarter of 2006, our Chief Financial Officer became a board member of a financial institution, which is also a 3.6% participant in our $55 million five-year senior secured revolving credit line (revolver). As disclosed in Note 7, there were no borrowings outstanding under the revolver and $22.6 million was utilized by outstanding standby letters of credit resulting in $32.4 million available for additional borrowings.

Note 12:	Commitments and Contingencies

Guarantees and Indemnifications

Under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required to be recorded for agreements entered into as of March 31, 2006 and December 31, 2005.

We maintain bid and performance bonds for certain customers. Bonds in force were $2.6 million and $3.0 million at March 31, 2006 and December 31, 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.6 million at March 31, 2006 and December 31, 2005.

We guarantee lease payments for certain equipment leased by Servatron. The maximum future lease obligation of the guarantee at March 31, 2006 was approximately $34,000. The lease and our guarantee terminate in the second quarter of 2006. In the event Servatron is unable to pay a monthly lease obligation, we would be required to make the payment. If we do not make the payment, the equipment would be returned to the lessor. In the event that the equipment is not in working condition, we would be obligated to pay for the equipment to be returned to working condition.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At March 31, 2006, there were no material contingencies requiring accrual or disclosure.

Note 13:	Segment Information

We have two operating groups (Hardware Solutions and Software Solutions) and three operating segments. Software Solutions is a single segment and Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three operating segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each operating segment are reported according to product lines. There are no inter-operating segment revenues. Within Hardware Solutions, cost of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each operating segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the operating segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our operating segments. Prior to January 1, 2006, Itron Electricity Metering, Inc., or Electricity Metering, was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Electricity Metering merged with Itron, Inc. Approximately 50% and 60% of depreciation expense was allocated to the operating segments at March 31, 2006 and 2005, respectively, with the remaining portion unallocated. The depreciation allocated to the operating segments decreased compared with prior year due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the operating segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $5.2 million and $8.1 million for the three months ended March 31, 2006 and 2005, respectively. International revenues can fluctuate from period to period due to the timing of sales.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions—Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation and implementation and maintenance support services.

Hardware Solutions—Electricity Metering:	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting and maintenance support services.

Operating Segment Information

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues
Hardware Solutions
Meter Data Collection	$61,751	$49,676
Electricity Metering	80,378	54,106

Total Hardware Solutions	142,129	103,782
Software Solutions	13,424	12,688

Total Company	$155,553	$116,470

Gross margin
Hardware Solutions
Meter Data Collection	$28,703	$21,044
Electricity Metering	31,909	24,277

Total Hardware Solutions	60,612	45,321
Software Solutions	6,162	5,677

Total Company	$66,774	$50,998

Operating income (loss)
Hardware Solutions
Meter Data Collection	$23,133	$16,028
Electricity Metering	28,575	19,889
Other unallocated costs	(8,727)	(6,021)

Total Hardware Solutions	42,981	29,896
Software Solutions	(2,489)	(2,652)
Corporate unallocated	(21,504)	(21,471)

Total Company	18,988	5,773
Total other income (expense)	(5,832)	(4,462)

Income before income taxes	$13,156	$1,311

AMR revenue related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules we manufacture that are attached to electromechanical electricity meters manufactured by others, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering revenue are sales of our electronic meters with our embedded AMR technology as well as some contract manufacturing for incorporating other vendors’ AMR technology into our electronic meters.

One customer accounted for 22% of total Company revenues for the three months ended March 31, 2006.

One customer accounted for 12% of Meter Data Collection revenues for the three months ended March 31, 2006.

One customer accounted for 42% of Electricity Metering revenues for the three months ended March 31, 2006.

No customers represented more than 10% of Software Solutions revenues for the three months ended March 31, 2006.

No customer represented more than 10% of total Company revenues or individual segment revenues for the three months ended March 31, 2005.

Note 14:	Comprehensive Income

Comprehensive income adjustments are reflected as an increase (decrease) to shareholders’ equity and are not reflected in the results of operations. Operating results adjusted to reflect comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$7,069	$817
Change in foreign currency translation adjustments, net of tax	(110)	(265)

Total comprehensive income	$6,959	$552

Accumulated other comprehensive income, net of tax, was approximately $761,000 and $871,000 at March 31, 2006 and December 31, 2005, respectively, and consisted of the adjustments for foreign currency translation as indicated above.

Note 15:	Consolidating Financial Information

The credit facility and the senior subordinated notes are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project finance subsidiary), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Effective January 1, 2006, the legal entity holding the U.S. operations of our Electricity Metering business (a guarantor subsidiary) was merged into the parent company. As a result of this merger, the assets, liabilities and operations of this guarantor subsidiary have been combined with the parent company as of and for the three months ended March 31, 2006. In addition, as a result of our legal entity merger on January 1, 2006, we have restated the parent and guarantor subsidiary information for the 2005 periods presented to reflect the new legal entity structure.

In addition, we have three wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The third subsidiary holds an investment of $7.3 million in a non-guarantor subsidiary at March 31, 2006 and December 31, 2005, respectively. Due to the small nature of this third guarantor subsidiary, we have combined it with the parent company as of January 1, 2006. Prior to the merger of the Electricity Metering business into the parent company, this subsidiary was reported in the guarantor column in the consolidating financial information. The net income (loss) from this third guarantor subsidiary was ($3,000) and $15,000 for the three months ended March 31, 2006 and 2005, respectively.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2006

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$135,970	$12,518	$(5,554)	$142,934
Service	14,989	2,409	(4,779)	12,619

Total revenues	150,959	14,927	(10,333)	155,553
Cost of revenues
Sales	80,459	7,087	(5,704)	81,842
Service	6,318	5,200	(4,581)	6,937

Total cost of revenues	86,777	12,287	(10,285)	88,779

Gross profit	64,182	2,640	(48)	66,774
Operating expenses
Sales and marketing	14,145	1,339	(3)	15,481
Product development	12,844	142	(116)	12,870
General and administrative	11,577	509	36	12,122
Amortization of intangible assets	7,313	—	—	7,313

Total operating expenses	45,879	1,990	(83)	47,786

Operating income	18,303	650	35	18,988
Other income (expense)
Interest income	337	50	(25)	362
Interest expense	(5,682)	(90)	26	(5,746)
Other income (expense), net	(370)	(42)	(36)	(448)

Total other income (expense)	(5,715)	(82)	(35)	(5,832)

Income before income taxes	12,588	568	—	13,156
Income tax provision	(5,914)	(173)	—	(6,087)
Equity in earnings of non-guarantor subsidiaries	395	—	(395)	—

Net income	$7,069	$395	$(395)	$7,069

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2005

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$101,724	$9,113	$(6,635)	$104,202
Service	10,862	1,967	(561)	12,268

Total revenues	112,586	11,080	(7,196)	116,470
Cost of revenues
Sales	58,647	7,197	(6,645)	59,199
Service	5,547	778	(52)	6,273

Total cost of revenues	64,194	7,975	(6,697)	65,472

Gross profit	48,392	3,105	(499)	50,998
Operating expenses
Sales and marketing	11,985	1,254	—	13,239
Product development	11,829	583	(498)	11,914
General and administrative	9,660	306	—	9,966
Amortization of intangible assets	9,716	—	—	9,716
Restructurings	203	187	—	390

Total operating expenses	43,393	2,330	(498)	45,225

Operating income	4,999	775	(1)	5,773
Other income (expense)
Interest income	246	3	(245)	4
Interest expense	(4,482)	(330)	245	(4,567)
Other income (expense), net	121	(21)	1	101

Total other income (expense)	(4,115)	(348)	1	(4,462)

Income before income taxes	884	427	—	1,311
Income tax provision	(272)	(222)	—	(494)
Equity in earnings of non-guarantor subsidiaries	205	—	(205)	—

Net income	$817	$205	$(205)	$817

Condensed Consolidating Balance Sheet

March 31, 2006

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$32,129	$8,532	$—	$40,661
Accounts receivable, net	73,269	10,368	—	83,637
Intercompany accounts receivable	7,623	10,732	(18,355)	—
Inventories	50,602	1,912	—	52,514
Deferred income taxes, net	20,312	347	—	20,659
Other	20,894	2,366	—	23,260
Intercompany other	5,268	3,500	(8,768)	—

Total current assets	210,097	37,757	(27,123)	220,731
Property, plant and equipment, net	65,859	3,792	—	69,651
Intangible assets, net	115,920	60	—	115,980
Goodwill	103,306	12,731	—	116,037
Deferred income taxes, net	50,348	1,774	(860)	51,262
Intercompany notes receivable	2,014	—	(2,014)	—
Other	35,253	45	(27,378)	7,920

Total assets	$582,797	$56,159	$(57,375)	$581,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,427	$2,563	$—	$46,990
Intercompany accounts payable	10,714	7,641	(18,355)	—
Wages and benefits payable	17,689	945	—	18,634
Current portion of debt	2,960	876	—	3,836
Current portion of warranty	6,592	570	—	7,162
Short-term intercompany advances	3,500	5,268	(8,768)	—
Unearned revenue	23,168	972	—	24,140

Total current liabilities	109,050	18,835	(27,123)	100,762
Long-term debt	126,090	—	—	126,090
Project financing debt	—	2,142	—	2,142
Intercompany notes payable	—	2,014	(2,014)	—
Warranty	7,918	31	—	7,949
Deferred income taxes, net	—	860	(860)	—
Other obligations	5,975	73	—	6,048

Total liabilities	249,033	23,955	(29,997)	242,991
Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	326,143	28,132	(28,132)	326,143
Accumulated other comprehensive income (loss)	(4,065)	4,858	(32)	761
Retained earnings (accumulated deficit)	11,686	(786)	786	11,686

Total shareholders’ equity	333,764	32,204	(27,378)	338,590

Total liabilities and shareholders’ equity	$582,797	$56,159	$(57,375)	$581,581

Condensed Consolidating Balance Sheet

December 31, 2005

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,064	$5,574	$—	$33,638
Accounts receivable, net	96,707	7,721	—	104,428
Intercompany accounts receivable	3,460	8,977	(12,437)	—
Inventories	46,792	2,664	—	49,456
Deferred income taxes, net	22,895	299	—	23,194
Other	8,575	2,366	—	10,941
Intercompany other	227	3,500	(3,727)	—

Total current assets	206,720	31,101	(16,164)	221,657
Property, plant and equipment, net	74,097	3,526	—	77,623
Intangible assets, net	123,233	60	—	123,293
Goodwill	103,305	12,727	—	116,032
Deferred income taxes, net	47,987	1,806	(838)	48,955
Intercompany notes receivable	1,966	—	(1,966)	—
Other	38,200	48	(26,924)	11,324

Total assets	$595,508	$49,268	$(45,892)	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,720	$1,495	$—	$46,215
Intercompany accounts payable	8,966	3,471	(12,437)	—
Wages and benefits payable	22,761	971	—	23,732
Current portion of debt	3,516	860	—	4,376
Current portion of warranty	7,972	525	—	8,497
Short-term intercompany advances	—	3,727	(3,727)	—
Unearned revenue	21,801	957	—	22,758

Total current liabilities	109,736	12,006	(16,164)	105,578
Long-term debt	160,186	—	—	160,186
Project financing debt	—	2,367	—	2,367
Intercompany notes payable	—	1,966	(1,966)	—
Warranty	6,708	71	—	6,779
Deferred income taxes, net	—	838	(838)	—
Other obligations	6,333	107	—	6,440

Total liabilities	282,963	17,355	(18,968)	281,350
Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	312,047	28,132	(28,133)	312,046
Accumulated other comprehensive income (loss), net	(4,119)	4,962	28	871
Retained earnings (accumulated deficit)	4,617	(1,181)	1,181	4,617

Total shareholders’ equity	312,545	31,913	(26,924)	317,534

Total liabilities and shareholders’ equity	$595,508	$49,268	$(45,892)	$598,884

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2006

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$7,069	$395	$(395)	$7,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,759	179	—	10,938
Employee stock plans income tax benefits	5,366	—	—	5,366
Excess tax benefits from stock-based compensation	(4,280)	—	—	(4,280)
Stock-based compensation	2,053	—	—	2,053
Amortization of prepaid debt fees	2,772	—	—	2,772
Deferred income tax provision	222	14	—	236
Equity in earnings (losses) of non-guarantor subsidiaries	(395)	—	395	—
Impairment of investments	242	—	—	242
Other, net	182	—	—	182
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,438	(2,647)	—	20,791
Inventories	(3,810)	752	—	(3,058)
Accounts payable and accrued expenses	1,726	918	—	2,644
Wages and benefits payable	(4,586)	(26)	—	(4,612)
Unearned revenue	1,478	(26)	—	1,452
Warranty	(170)	5	—	(165)
Other long-term obligations	(470)	—	—	(470)
Intercompany transactions, net	(2,415)	2,415	—	—
Other, net	(3,770)	2	—	(3,768)

Cash provided by operating activities	35,411	1,981	—	37,392
Investing activities
Acquisitions of property, plant and equipment	(5,956)	(295)	—	(6,251)
Proceeds from the sale of an investment in affiliate	1,000	—	—	1,000
Intercompany notes, net	(1,586)	—	1,586	—
Other, net	(2,014)	(105)	1,414	(705)

Cash used by investing activities	(8,556)	(400)	3,000	(5,956)
Financing activities
Payments on debt	(34,676)	(209)	—	(34,885)
Issuance of common stock	7,606	—	(1,414)	6,192
Excess tax benefits from stock-based compensation	4,280	—	—	4,280
Intercompany notes payable	—	48	(48)	—
Cash received from parent	—	1,538	(1,538)	—

Cash provided (used) by financing activities	(22,790)	1,377	(3,000)	(24,413)
Increase in cash and cash equivalents	4,065	2,958	—	7,023
Cash and cash equivalents at beginning of period	28,064	5,574	—	33,638

Cash and cash equivalents at end of period	$32,129	$8,532	$—	$40,661

Non-cash operating and financing transactions:
Property, plant and equipment purchased but not yet paid	$2,381	$150	$—	$2,531
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$68	$40	$—	$108
Interest	315	60	—	375

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005

	Combined Parent and Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$817	$205	$(205)	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,775	205	—	12,980
Employee stock plans income tax benefits	1,129	—	—	1,129
Stock-based compensation	149	—	—	149
Amortization of prepaid debt fees	710	—	—	710
Deferred income tax provision (benefit)	(1,778)	160	—	(1,618)
Realized currency translation gains	(195)	—	—	(195)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(205)	—	205	—
Other, net	(160)	(63)	—	(223)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,938	2,258	—	16,196
Inventories	3,176	(538)	—	2,638
Accounts payable and accrued expenses	(4,275)	(688)	—	(4,963)
Wages and benefits payable	1,911	(345)	—	1,566
Unearned revenue	(2,717)	(348)	—	(3,065)
Warranty	(117)	(171)	—	(288)
Other long-term obligations	(200)	—	—	(200)
Intercompany transactions, net	315	(315)	—	—
Other, net	(1,835)	(60)	—	(1,895)

Cash provided by operating activities	23,438	300	—	23,738
Investing activities
Acquisitions of property, plant and equipment	(1,698)	(22)	—	(1,720)
Business acquisitions, net of cash and cash equivalents acquired	33	—	—	33
Cash transferred to parent	—	1,000	(1,000)	—
Cash transferred to non-guarantor subsidiaries	849	—	(849)	—
Intercompany notes, net	1,638	—	(1,638)	—
Other, net	(58)	144	—	86

Cash provided (used) by investing activities	764	1,122	(3,487)	(1,601)
Financing activities
Payments on debt	(20,463)	(194)	—	(20,657)
Issuance of common stock	2,609	—	—	2,609
Prepaid debt fees	(73)	—	—	(73)
Intercompany notes, net	—	(1,638)	1,638	—
Cash received from non-guarantor subsidiaries	(1,000)	—	1,000	—
Cash received from parent	—	(849)	849	—
Other, net	(40)	28	—	(12)

Cash used by financing activities	(18,967)	(2,653)	3,487	(18,133)
Increase (decrease) in cash and cash equivalents	5,235	(1,231)	—	4,004
Cash and cash equivalents at beginning of period	5,854	5,770	—	11,624

Cash and cash equivalents at end of period	$11,089	$4,539	$—	$15,628

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$321	$115	$—	$436
Interest	1,871	75	—	1,946

Note 16:	Subsequent Events

In March 2006, we signed an agreement to acquire an energy consulting firm, Quantum Consulting Inc., for an initial cash payment of $4.0 million, less a working capital adjustment, with additional payments of up to $2.0 million if certain future performance and employee retention targets are met over the next three years. The acquisition closed on April 1, 2006, expanding our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment.

During April 2006, we signed an agreement to acquire ELO Sistemas e Tecnologia Ltda. (“ELO”) for an initial cash payment of approximately $2.1 million, less a working capital adjustment, and approximately $6.0 million in additional payments if certain performance targets are achieved over the next five years. The acquisition is expected to close in May 2006. Operations will reside in Campinas, Brazil, a suburb of São Paulo, with approximately 80 employees performing sales, manufacturing, assembly, field investigations and administrative functions related to meters and AMR equipment and related systems in South America. In addition, shortly after closing, we expect to invest approximately $2.0 million in capital improvements to expand meter manufacturing and assembly capabilities in Brazil.

We will include the operations of these acquisitions in our Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets commencing on the closing date of each acquisition.

During April of 2006, we repaid our project financing loan, which included $3.0 million in principal and $107,000 in prepayment fees, and our real estate term note, which included a scheduled payment of $740,000 and a remaining balance of $4.1 million.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report, and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2006.

Our SEC filings are available free of charge under the Investor Relations section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) delays, rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission (FCC) licensing actions), 5) our dependence on new product development and intellectual property, 6) future acquisitions, including potential disruptions in operations associated with integration activities and performance expectations and 7) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006.

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

Highlights

New orders increased to $206 million in the first quarter of 2006, compared with $117 million in the first quarter of 2005, driven primarily by new orders for automatic meter reading (AMR), in particular two large orders for gas AMR and one large order for electricity meters with AMR. Total backlog was $387 million at March 31, 2006, compared with $190 million at March 31, 2005. Backlog shippable over the next twelve months was $241 million, up from $116 million a year ago. Approximately $64 million of shippable and total backlog at March 31, 2006 is related to a contract with one customer, Progress Energy. The majority of revenue under this contract is expected to be recognized in the second and third quarters of 2006.

Operating margins improved during the quarter compared with the first quarter of last year as revenue growth was much higher than growth in operating expenses. Due to strong operating cash flows, we repaid $34.7 million of variable rate debt during the first quarter of 2006. At March 31, 2006, total debt remaining was $132.1 million, compared with $257.6 million at March 31, 2005.

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards. We recognized $2.1 million in stock-based compensation expense during the first quarter of 2006, compared with $149,000 for the same period in 2005. The primary increase in stock-based compensation expense under SFAS 123(R) is due to the expensing of stock options.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues, gross profit and gross margin for the three months ended March 31, 2005 and 2006.

Revenues

Sales revenues increased $39 million in the first quarter of 2006, compared with the first quarter of 2005, as a result of increased hardware sales, including electricity meters, AMR gas modules and installation. Service revenues, consisting primarily of maintenance contracts, remained constant quarter to quarter.

One customer, Progress Energy, represented 22% of total revenues in the first quarter of 2006. No customer represented more than 10% of total revenues in the first quarter of 2005. The 10 largest customers accounted for approximately 44% of total revenues during the first quarter of 2006, compared with approximately 24% during the same period in 2005.

Gross Margins

As a percentage of revenue, sales gross margin for the first quarter in 2006 remained constant, compared with the same period in 2005, although we experienced a shift in product mix. Service gross margin decreased four percentage points in the first quarter of 2006, compared with the same period in 2005, primarily due to higher product support costs.

Segment Revenues, Gross Profit and Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions) and three operating segments. Software Solutions is a single segment and Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three operating segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each operating segment are reported according to product lines. There are no inter-operating segment revenues. Within Hardware Solutions, cost of sales are based on standard costs, which include materials, direct labor, warranty expense and an overhead allocation, as well as variances from standard costs. Software Solutions cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each operating segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the operating segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our operating segments. Prior to January 1, 2006, Itron Electricity Metering, Inc., or Electricity Metering, was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Electricity Metering merged with Itron, Inc. Approximately 50% and 60% of depreciation expense was allocated to the operating segments at March 31, 2006 and 2005, respectively, with the remaining portion unallocated. The depreciation allocated to the operating segments decreased compared with prior year due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the operating segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $5.2 million and $8.1 million for the three months ended March 31, 2006 and 2005, respectively. International revenues can fluctuate from period to period due to the timing of sales.

Operating Segment Products

Operating Segment	Major Products
Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone and OEM (original equipment manufacturer) modules, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation and implementation and maintenance support services.

Hardware Solutions— Electricity Metering:	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation and implementation services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation consulting and maintenance support services.

AMR related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules we manufacture that are attached to electromechanical electricity meters manufactured by others, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering are our electronic meters with our embedded AMR technology as well as some contract manufacturing for incorporating other vendors’ AMR technology into our electronic meters.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended March 31,
	2006	2005	% Change
	(in millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$61.8	$49.7	24%
Electricity Metering	80.4	54.1	49%

Total Hardware Solutions	142.2	103.8	37%
Software Solutions	13.4	12.7	6%

Total Company	$155.6	$116.5	34%

	Three Months Ended March 31,
	2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)
Segment Gross Profit and Margin
Hardware Solutions
Meter Data Collection	$28.7	46%	$21.0	42%
Electricity Metering	31.9	40%	24.3	45%

Total Hardware Solutions	60.6	43%	45.3	44%
Software Solutions	6.2	46%	5.7	45%

Total Company	$66.8	43%	$51.0	44%

	Three Months Ended March 31,
	2006		2005
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
	(in millions)		(in millions)
Segment Operating Income (Loss) and Operating Margin
Hardware Solutions
Meter Data Collection	$23.1	37%	$16.0	32%
Electricity Metering	28.6	36%	19.9	37%
Other unallocated costs	(8.7)		(6.0)

Total Hardware Solutions	43.0	30%	29.9	29%
Software Solutions	(2.5)	-19%	(2.6)	-20%
Corporate unallocated	(21.5)		(21.5)

Total Company	$19.0	12%	$5.8	5%

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Unit Shipments by Segment
Meter Data Collection
AMR standalone modules	1,075	775
Licensed AMR (other vendors’ meters)	125	175
Electricity Metering
Total meters	1,725	1,050
With Itron AMR	1,200	375
With other AMR	150	200
Total units with Itron AMR (1)	2,400	1,325

(1)	Includes Itron AMR standalone modules, Itron meters with Itron AMR and other vendors’ electronic electricity meters with Itron AMR.

Hardware Solutions—Meter Data Collection: Meter Data Collection revenues increased $12.1 million, or 24%, in the first quarter of 2006, compared with the same period in 2005, due to increased shipments of standalone gas AMR modules. This increase in shipments of gas modules also accounted for the four percentage point increase in gross margin for the first quarter of 2006. Standalone AMR module shipments (electricity, gas and water) were approximately 1.1 million in the first quarter of 2006, compared with 775,000 in the first quarter of 2005, an increase of 39%.

Piedmont Natural Gas represented 12% of Meter Data Collection revenues in the first quarter of 2006. There were no customers that represented more than 10% of Meter Data Collection revenues in the first quarter of 2005.

Hardware Solutions—Electricity Metering: Electricity Metering revenues increased $26.3 million in the first quarter of 2006, compared with the same period in 2005, due to a 64% increase in the number of meters shipped. The growth in meter shipments in the first quarter of 2006 was primarily related to shipments under a contract with Progress Energy for 2.7 million residential meters with AMR, which was signed in the third quarter of 2005.

We shipped approximately 1.7 million electricity meters in the first quarter of 2006, of which 70% were equipped with our AMR technology. In the first quarter of 2005, we shipped 1.1 million electricity meters, of which 36% were equipped with our AMR technology.

Electricity Metering gross margin was 40% for the first quarter of 2006, compared with 45% for the first quarter of 2005. Most of the decrease in gross margin was the result of lower margin meter installation revenues associated with the Progress Energy contract and a $1.2 million warranty charge associated with a different customer. Although we also saw declines in average selling prices, these were offset by lower costs primarily due to higher volumes.

Progress Energy represented 42% of Electricity Metering revenues in the first quarter of 2006. There were no customers that represented more than 10% of Electricity Metering revenues in the first quarter of 2005.

Hardware Solutions—Total operating expenses: Total Hardware Solutions operating expenses were $17.6 million in the first quarter of 2006, compared with $15.4 million for the same period in 2005, and were 12% and 15% of total Hardware Solutions revenues in the respective periods.

Software Solutions: Revenues increased $700,000, or 6%, in the first quarter of 2006, compared with the same period in 2005, due to increases in software license sales for a broad mix of products. Gross margin for the three months ended March 31, 2006 increased one percentage point, compared with the same period in 2005, due to a proportionately higher content of revenues from software licenses. Software licenses were 25% of segment revenues in the first quarter of 2006, compared with 21% for the same period in 2005.

There were no customers that represented more than 10% of Software Solutions revenues in the first quarter of 2006 and 2005.

Gross profit for Software Solutions is not yet sufficient to cover current operating expenses due primarily to significant investments in product development. Software Solutions operating expenses increased $400,000, or 5%, for the three months ended March 31, 2006, compared with the same period in 2005. As a percentage of revenue, these costs were 65% in both periods.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” The largest single component of these is amortization of intangible assets, which was $7.3 million in the first quarter of 2006 compared with $9.7 million in the first quarter of 2005.

New Order Bookings and Backlog

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

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
March 31, 2006	$206	$387	$241
December 31, 2005	149	324	188
September 30, 2005	212	325	198
June 30, 2005	177	243	151
March 31, 2005	117	190	116
December 31, 2004	128	179	97
September 30, 2004	98	177	104
June 30, 2004	66	153	76

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
	(in millions)		(in millions)
Operating Expenses
Sales and marketing	$15.5	10%	$13.2	11%
Product development	12.9	8%	11.9	10%
General and administrative	12.1	8%	10.0	9%
Amortization of intangibles assets	7.3	5%	9.7	9%
Restructurings	—	—	0.4	—

Total operating expenses	$47.8	31%	$45.2	39%

Operating expenses in 2006 included approximately $1.8 million associated with our January 1, 2006 adoption of SFAS 123(R), which requires expensing of stock-based compensation. Operating expenses decreased as a percentage of revenue due to higher sales volumes.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest income	$362	$4
Interest expense	(2,970)	(3,853)
Amortization of debt issuance costs	(2,776)	(714)
Other income (expense), net	(448)	101

Total other income (expense)	$(5,832)	$(4,462)

Interest income consists primarily of interest earned from operating cash balances. Our average operating cash balances were $45.0 million and $14.2 million for the three months ended March 31, 2006 and 2005, respectively.

The reduction in interest expense is the result of lower outstanding borrowings. Our weighted average of outstanding borrowings was $154.9 million for the three months ended March 31, 2006, compared with $269.7 million for the three months ended March 31, 2005. Amortization of debt issuance costs increased in the first quarter of 2006, compared with the first quarter of 2005, as a result of voluntary prepayments of our senior secured term loan.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. For the three months ended March 31 2006, other income (expense) consisted primarily of foreign currency fluctuation losses and a $242,000 loss on the sale of our investment in Servatron. For the three months ended March 31, 2005, other income (expense) consisted primarily of foreign currency fluctuations.

Income Taxes

We estimate our 2006 annual effective income tax rate will be approximately 44% while our effective income tax rate was 46% for the three months ended March 31, 2006. Our effective income tax rates differ from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes. Both the first quarter and estimated annual 2006 effective rates are higher than the statutory rate due to the implementation of SFAS 123(R) and the expiration of a federal research credit on December 31, 2005. An extension of the credit through December 31, 2006 is expected to be approved by Congress, which would reduce our annual effective tax rate.

Our effective income tax rate of 38% for the three months ended March 31, 2005 was higher than the full year 2005 effective income tax rate of 34% as a result of changes in estimated taxes due in future periods, partially offset by tax credit adjustments.

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

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating activities	$37.4	$23.7
Investing activities	(6.0)	(1.6)
Financing activities	(24.4)	(18.1)

Increase in cash and cash equivalents	$7.0	$4.0

Operating activities: Cash provided by operating activities increased $13.7 million in the first quarter of 2006, compared with the same period in 2005. Increased revenues generated an additional $48.2 million in cash, which was offset by an increase of $36.8 million in cash paid to suppliers and employees. In addition, we paid $2.3 million less in net interest and taxes. Operating activities in the first quarter of 2006 were reduced by $4.3 million for excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R). These excess tax benefits are reflected in financing activities.

Investing activities: Property, plant and equipment purchases of $6.3 million in the first quarter of 2006 were higher than the $1.7 million for the first quarter of 2005 due primarily to the ERP (Enterprise Resource Planning) system upgrade.

Financing activities: We made $24.7 million in optional prepayments on our term loan in the first quarter of 2006, completing the repayment of that loan. We also made an optional prepayment of $10.0 million on our real estate term note. In the first quarter of 2005, we made $20.0 million of optional repayments and $463,000 in minimum mandatory repayments on our term loan. Cash generated from the exercise of stock-based awards was $6.2 million during the first quarter of 2006, compared with $2.6 million for the same period in 2005. Financing activities in the first quarter of 2006 included $4.3 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R).

We had no off-balance sheet financing agreements at March 31, 2006 and December 31, 2005, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At March 31, 2006, we had $40.7 million in cash and cash equivalents. Cash equivalents historically have been invested in investments rated A or better by Standard & Poor’s or Moody’s. We are exposed to changes in interest rates on cash equivalents.

We completed the repayment of the remaining balance of $24.7 million on our original $185 million seven-year senior secured term loan (term loan) during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date, as defined in the 2005 amendment. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project finance subsidiary), all of which are wholly owned. The debt issue costs for this facility, as well as the unamortized debt issue costs from a prior facility, are being amortized over the life of the credit facility using the effective interest method.

At March 31, 2006, there were no borrowings outstanding under the revolver and $22.6 million was utilized by outstanding standby letters of credit resulting in $32.4 million available for additional borrowings. Unamortized debt issuance costs were approximately $6.1 million and $8.9 million at March 31, 2006 and December 31, 2005, respectively. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. We were in compliance with all of our debt covenants at March 31, 2006 and December 31, 2005. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.375% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 2.0% to 3.0%.

On December 30, 2005, we signed a real estate term note (real estate note) for $14.8 million, secured by real property, with principal payments of $740,000, plus interest, payable quarterly, commencing April 1, 2006 and continuing through January 1, 2011. During the first quarter of 2006, we made an optional prepayment of $10.0 million on the real estate note. During April 2006, we completed the repayment of the real estate note.

Our senior subordinated notes consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at March 31, 2006. The notes are registered with the SEC and are generally transferable. The discount on the notes will be accreted and the debt issuance costs are being amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries (except for our foreign subsidiaries and an outsourcing project finance subsidiary), all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes, at 107.75%, with the proceeds of certain sales of our common stock.

In May 1998, in conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. The project financing loan had an outstanding balance of $3.0 million at March 31, 2006. During April 2006, we repaid the balance of the project financing loan, which included $107,000 in prepayment fees.

We maintain bid and performance bonds for certain customers. Bonds in force were $2.6 million and $3.0 million at March 31, 2006 and December 31, 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We have employee bonus and profit sharing plans, based on performance and financial targets. Actual award amounts are determined at the end of the year if the targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters. We accrued approximately $2.5 million and $1.3 million under these plans for the three months ended March 31, 2006 and 2005, respectively.

Our net deferred tax assets consist of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2006, we expect to pay approximately $3.7 million in cash for federal alternative minimum tax, international taxes and various state tax obligations.

Working capital at March 31, 2006 was $120.0 million compared with $116.1 million at December 31, 2005. The increase of $3.9 million in working capital resulted from an $8.5 million reclassification of our Spokane Valley headquarters’ facility to assets held for sale within other current assets in the Condensed Consolidated Balance Sheets at March 31, 2006, partially offset by the change in operating accounts.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risk Factors” within Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission February 24, 2006, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1 included in this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At March 31, 2006, there were no material contingencies requiring accrual or disclosure.

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

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage of completion when implementation services are essential to the software performance, 4) upon customer acceptance provisions or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted. Under outsourcing arrangements, revenue is recognized as services are provided. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period. Certain consulting services are recognized as services are performed. Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage of completion method for revenue recognition requires estimating the cost to complete a project. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

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

Inventories: Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, sub-assemblies and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. We also review idle facility expense, freight, handling costs and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our operating segments, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-based Compensation: As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Deferred Income Taxes: We estimate the expected realizable value of deferred tax assets. As of March 31, 2006, we have a valuation allowance of $1.1 million to reduce our deferred tax assets relating to certain net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable.

Subsequent Events

In March 2006, we signed an agreement to acquire an energy consulting firm, Quantum Consulting Inc., for an initial cash payment of $4.0 million, less a working capital adjustment, with additional payments of up to $2.0 million if certain future performance and employee retention targets are met over the next three years. The acquisition closed on April 1, 2006, expanding our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment.

During April 2006, we signed an agreement to acquire ELO Sistemas e Tecnologia Ltda. (“ELO”) for an initial cash payment of approximately $2.1 million, less a working capital adjustment, and approximately $6.0 million in additional payments based on expected performance targets achieved over the next five years. The acquisition is expected to close in May 2006. Operations will reside in Campinas, Brazil, a suburb of São Paulo, with approximately 80 employees performing sales, manufacturing, assembly, field investigations and administrative functions related to meters and AMR equipment and related systems in South America. In addition, shortly after closing, we expect to invest approximately $2.0 million in capital improvements to expand meter manufacturing and assembly capabilities in Brazil.

We will include the operations of these acquisitions in our Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets commencing on the closing date of each acquisition.

During April of 2006, we repaid our project financing loan, which included $3.0 million in principal and $107,000 in prepayment fees, and our real estate term note, which included a scheduled payment of $740,000 and a remaining balance of $4.1 million.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the LIBOR yield curve as of April 7, 2006 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at March 31, 2006.

	2006	2007	2008	2009	2010	Beyond 2010
	(in millions)
Fixed Rate Debt
Project financing debt (1)	$0.7	$0.9	$1.0	$0.4	$—	$—
Interest rate	7.60%	7.60%	7.60%	7.60%	—	—
Senior subordinated notes (2)	$—	$—	$—	$—	$—	$125.0
Interest rate	—	—	—	—	—	7.75%
Variable Rate Debt
Revolving credit line (3)	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—
Real estate term note (4)	$3.0	$1.8	$—	$—	$—	$—
Average interest rate	6.58%	6.49%	—	—	—	—

(1)	The project financing debt was paid in full on April 4, 2006.

(2)	The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted to 99.265 per $100 of principal to yield 7.875%.

(3)	There was no balance on the revolving credit line at March 31, 2006.

(4)	The $14.8 million real estate term note was used to partially finance the purchase of our new corporate headquarters. Repayment is based on the minimum contractual terms. The real estate term note was paid in full on April 5, 2006.

Based on a sensitivity analysis as of March 31, 2006, we estimate that if market interest rates average one percentage point higher in 2006, than in the table above, our earnings before income taxes in 2006 would decrease by approximately $31,000.

At March 31, 2006, we held no derivative instruments.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 3% of total revenues for the three months ended March 31, 2006. Since we have not used derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.

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

Risk-sensitive financial instruments in the form of intercompany trade receivables are mostly denominated in U.S. dollars, while intercompany notes may be denominated in local foreign currencies. As foreign currency exchange rates change, intercompany trade receivables may affect current earnings, while intercompany notes may be revalued and result in unrealized translation gains or losses that are reported in accumulated other comprehensive income (loss).

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At March 31, 2006, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2006. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

Item 4:	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, the end of the period covered by this report.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At March 31, 2006, there were no material contingencies requiring accrual or disclosure.

Item 1A:	Risk Factors

There were no material changes during the first quarter of 2006 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006.

Item 4:	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the first quarter of 2006.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2006 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane Valley, State of Washington, on the 4th day of May, 2006.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer