Form 10-Q
period 2006-06-30
ITRON INC /WA/
filed 2006-07-27
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

As of June 30, 2006, there were outstanding 25,491,538 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Revenues
Sales	$151,977	$122,811	$294,911	$227,013
Service	11,833	12,312	24,452	24,580

Total revenues	163,810	135,123	319,363	251,593

Cost of revenues
Sales	88,118	70,810	169,960	130,009
Service	6,660	7,574	13,597	13,847

Total cost of revenues	94,778	78,384	183,557	143,856

Gross profit	69,032	56,739	135,806	107,737
Operating expenses
Sales and marketing	16,321	13,529	31,802	26,768
Product development	14,920	11,414	27,790	23,328
General and administrative	12,519	11,770	24,641	21,736
Amortization of intangible assets	7,612	9,715	14,925	19,431
Restructurings	-	-	-	390

Total operating expenses	51,372	46,428	99,158	91,653

Operating income	17,660	10,311	36,648	16,084
Other income (expense)
Interest income	360	94	722	98
Interest expense	(2,585)	(6,385)	(8,331)	(10,952)
Other income (expense), net	(241)	454	(689)	555

Total other income (expense)	(2,466)	(5,837)	(8,298)	(10,299)

Income before income taxes	15,194	4,474	28,350	5,785
Income tax (provision) benefit	(4,990)	4,839	(11,077)	4,345

Net income	$10,204	$9,313	$17,273	$10,130

Earnings per share
Basic net income per share	$0.40	$0.41	$0.68	$0.46

Diluted net income per share	$0.39	$0.38	$0.66	$0.43

Weighted average number of shares outstanding
Basic	25,415	22,811	25,237	22,135
Diluted	26,360	24,416	26,216	23,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$46,587	$33,638
Accounts receivable, net	89,046	104,428
Inventories	59,979	49,456
Deferred income taxes, net	20,627	23,194
Other	23,598	10,941

Total current assets	239,837	221,657

Property, plant and equipment, net	75,475	77,623
Intangible assets, net	118,161	123,293
Goodwill	119,504	116,032
Deferred income taxes, net	52,330	48,955
Other	8,664	11,324

Total assets	$613,971	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,418	$46,215
Wages and benefits payable	20,058	23,732
Current portion of debt	-	4,376
Current portion of warranty	7,927	8,497
Unearned revenue	26,376	22,758

Total current liabilities	103,779	105,578

Long-term debt	124,274	160,186
Project financing debt	-	2,367
Warranty	9,027	6,779
Contingent purchase price	5,882	-
Other obligations	7,927	6,440

Total liabilities	250,889	281,350

Commitments and contingencies

Shareholders’ equity
Preferred stock	-	-
Common stock	339,640	312,046
Accumulated other comprehensive income, net	1,552	871
Retained earnings	21,890	4,617

Total shareholders’ equity	363,082	317,534

Total liabilities and shareholders’ equity	$613,971	$598,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Operating activities
Net income	$17,273	$10,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,291	26,124
Employee stock plans income tax benefits	11,686	7,047
Excess tax benefits from stock-based compensation	(8,371)	-
Stock-based compensation	4,096	220
Amortization of prepaid debt fees	3,155	3,048
Deferred income taxes, net	(953)	(12,380)
Other, net	435	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,038	4,324
Inventories	(9,575)	(892)
Accounts payable and accrued expenses	1,142	2,179
Wages and benefits payable	(3,623)	2,696
Unearned revenue	4,230	(4,110)
Warranty	1,678	(181)
Other long-term obligations	(181)	(644)
Other, net	(4,550)	(1,800)

Net cash provided by operating activities	56,771	36,589

Investing activities
Proceeds from the sale of property, plant and equipment	109	2,642
Acquisitions of property, plant and equipment	(14,420)	(5,276)
Proceeds from the sale of an investment in affiliate	1,000	-
Business acquisitions, net of cash and cash equivalents acquired	(7,778)	-
Other, net	335	478

Net cash used in investing activities	(20,754)	(2,156)

Financing activities
Payments on debt	(42,703)	(108,178)
Issuance of common stock	11,326	72,318
Excess tax benefits from stock-based compensation	8,371	-
Prepaid debt fees	(62)	(267)
Other, net	-	28

Net cash used in financing activities	(23,068)	(36,099)

Increase (decrease) in cash and cash equivalents	12,949	(1,666)
Cash and cash equivalents at beginning of period	33,638	11,624

Cash and cash equivalents at end of period	$46,587	$9,958

Non-cash operating and investing transactions:
Property, plant and equipment purchased but not yet paid	$3,103	$-
Non-cash affects of acquisitions (Note 4)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$833	$1,294
Interest	5,623	8,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, of Itron and our consolidated subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

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

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc., which is reported within our Software Solutions segment. On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda., located in Brazil, which is reported within our Electricity Metering segment. The operating results of these acquisitions are included in our condensed consolidated financial statements commencing on the date of each acquisition (see Note 4).

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2005 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 24, 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB 43, Chapter 4, (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our repair services for domestic handheld meter reading units are provided by an outside vendor, Servatron. At December 31, 2005, we had a 30% equity interest in Servatron, which we sold back to Servatron in the first quarter of 2006 (see Note 11). Consigned inventory held by Servatron totaled $3.8 million at June 30, 2006 and $2.9 million at December 31, 2005.

Property, Plant and Equipment and Equipment used in Outsourcing

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture. Leasehold improvements are capitalized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Project management costs incurred in connection with installation and equipment used in outsourcing contracts are depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

In the second quarter of 2006, we capitalized approximately $400,000 of interest costs related to qualified expenditures for improvements to our new corporate headquarters facility, which will be substantially complete as of September 30, 2006. The amount capitalized is based on interest rates in place during the construction period.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three and six months ended June 30, 2006 and 2005, respectively. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prepaid Debt Fees

Prepaid debt fees represent direct costs incurred related to the issuance of long-term debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

Acquisitions

In accordance with SFAS 141, Business Combinations, we utilize the purchase method of accounting for business combinations. Business combinations accounted for under the purchase method include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Negative goodwill resulting from contingent consideration is recorded as a liability. If the contingent payments are made, they are applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Beginning balance	$15,111	$11,287	$15,276	$13,574
Electricity Metering acquisition adjustments	-	(130)	-	(2,128)
New product warranties	734	883	1,319	1,468
Other changes/adjustments to warranties	3,147	771	4,512	1,489
Claims activity	(2,038)	(1,547)	(4,153)	(3,139)

Ending balance, June 30	16,954	11,264	16,954	11,264

Less: current portion of warranty	(7,927)	(6,148)	(7,927)	(6,148)

Long-term warranty	$9,027	$5,116	$9,027	$5,116

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.9 million and $1.7 million for the three months ended June 30, 2006 and 2005 and approximately $5.8 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. Warranty expense is classified within cost of sales.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $4.8 million and $3.7 million for the three months ended June 30, 2006 and 2005 and approximately $7.1 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.0 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively. Fluctuations in the IBNR accrual are the result of claims activity.

Contingencies

An estimated loss for a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our financial position, results of operations and cash flows.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for the portion of the deferred tax asset when we believe it is more likely than not that the deferred tax asset will not be utilized. Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries.

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

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage of completion methodology if project costs can be estimated or the completed contract methodology if project costs cannot be reliably estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided. Certain consulting services are recognized as services are performed.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. In

March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $2.0 million and $4.1 million, respectively, before income taxes, which includes awards of stock options, Employee Stock Purchase Plan (ESPP) and restricted and unrestricted stock. The related total tax benefit was $277,000 and $549,000, respectively, for the three and six months ended June 30, 2006. There was no stock-based compensation capitalized at June 30, 2006. Stock-based compensation expense of $71,000 and $220,000 for the three and six months ended June 30, 2005 was related to stock grants and employee stock purchases that we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options recognized during the three and six months ended June 30, 2005. We expense stock-based compensation using the straight-line method.

The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense and a corresponding decrease to pre-tax income of $1.9 million and $3.8 million for the three and six month periods ended June 30, 2006. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. This resulted in a decrease to income after tax of $1.7 million, or $0.07 per basic and $0.06 per diluted share for the quarter and $3.4 million, or $0.13 per basic and diluted share year to date. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows. Under SFAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized are classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Cash provided by operating activities decreased and cash provided by financing activities increased by $8.4 million, respectively, related to excess tax benefits from stock awards exercised during the six month period ended June 30, 2006.

The following table shows the effect on net earnings and earnings per share, for the three and six months ended June 30, 2005, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP in accordance with SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Disclosures for the three and six month periods ended June 30, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net income
As reported	$9,313	$10,130
Deduct: stock-based compensation, net of tax	(1,938)	(3,069)

Pro forma net income	$7,375	$7,061

Basic net income per share
As reported	$0.41	$0.46

Pro forma	$0.32	$0.32

Diluted net income per share
As reported	$0.38	$0.43

Pro forma	$0.30	$0.30

The fair value of stock options and ESPP awards issued during the three and six month periods ended June 30, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	-	-	-	-
Expected volatility	41.6%	58.6%	41.6%	59.0%
Risk-free interest rate	4.9%	3.7%	4.9%	3.7%
Expected life (years)	4.37	3.40	4.37	3.40

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (1)	2006	2005
Dividend yield	-	-	-	-
Expected volatility	54.0%	-	48.2%	50.9%
Risk-free interest rate	4.7%	-	4.4%	2.5%
Expected life (years)	0.25	-	0.25	0.25

(1)	There was no ESPP activity for the three month period ended June 30, 2005.

For 2006, expected price volatility is based on a combination of historical volatility of the Company’s stock and the implied volatility of its traded options, for the related vesting period. Prior to the adoption of SFAS 123(R), expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life are historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

For restricted and unrestricted stock, the fair value is the market close price of the stock on the grant date.

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

New Accounting Pronouncements

In February of 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by us on or after January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the adoption of FIN 48 on our results of operations or financial condition.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Basic earnings per share:
Net income available to common shareholders	$10,204	$9,313	$17,273	$10,130

Weighted average number of shares outstanding	25,415	22,811	25,237	22,135

Basic net income per share	$0.40	$0.41	$0.68	$0.46

Diluted earnings per share:
Net income available to common shareholders	$10,204	$9,313	$17,273	$10,130

Weighted average number of shares outstanding	25,415	22,811	25,237	22,135
Effect of dilutive securities: stock-based awards	945	1,605	979	1,542

Adjusted weighted average number of shares outstanding	26,360	24,416	26,216	23,677

Diluted net income per share	$0.39	$0.38	$0.66	$0.43

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At June 30, 2006 and 2005, we had stock-based awards outstanding of approximately 1.8 million and 3.2 million at average option exercise prices of $22.99 and $19.76, respectively. Approximately 27,000 and 10,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended June 30, 2006 and 2005, respectively, because they were anti-dilutive. Approximately 41,000 and 201,000 stock-based awards were excluded from the calculation of diluted EPS for the six months ended June 30, 2006 and 2005, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

We have authorized 10.0 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at June 30, 2006 and 2005.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At June 30, 2006	At December 31, 2005
	(in thousands)

Trade (net of allowance for doubtful accounts of $469 and $598)	$80,923	$96,106
Unbilled revenue	8,123	8,322

Total accounts receivable, net	$89,046	$104,428

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Beginning balance	$379	$1,091	$598	$1,312
Provision (benefit) for doubtful accounts	92	(62)	(105)	(157)
Recoveries	-	-	-	-
Accounts charged off	(2)	(318)	(24)	(444)

Ending balance, June 30	$469	$711	$469	$711

Inventories

A summary of the inventory balances is as follows:

	At June 30, 2006	At December 31, 2005
	(in thousands)

Materials	$25,034	$25,744
Work in process	4,394	5,832
Finished goods	29,063	16,241

Total manufacturing inventories	58,491	47,817
Service inventories	1,488	1,639

Total inventories	$59,979	$49,456

Other current assets

Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of March 31, 2006, our headquarters building in Spokane Valley was listed for sale. As a result, the net carrying value of the Spokane Valley facility of approximately $8.5 million was transferred from property, plant and equipment to other current assets.

Property, plant and equipment, net	At June 30, 2006	At December 31, 2005
	(in thousands)
Machinery and equipment	$53,452	$47,709
Equipment used in outsourcing	16,042	16,086
Computers and purchased software	35,452	34,736
Buildings, furniture and improvements	39,046	45,611
Land	2,482	4,217

Total cost	146,474	148,359
Accumulated depreciation	(70,999)	(70,736)

Property, plant and equipment, net	$75,475	$77,623

Depreciation expense was $3.8 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $7.4 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively.

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington, which will become our corporate headquarters in the third quarter of 2006. We expect to invest approximately $11 million in capital improvements, of which $4.3 million had been incurred through June 30, 2006. For the three months ended June 30, 2006, we capitalized interest costs of approximately $400,000 relating to improvements to our new corporate headquarters.

Note 4: Business Combinations

Quantum Consulting, Inc.

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc. (Quantum), an energy consulting firm. The acquisition expands our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment. The preliminary purchase price, net of cash acquired of $81,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$3,919
Direct transaction costs	491

Total purchase price	$4,410

Of the purchase price consideration, $800,000 was retained in an escrow account for working capital adjustments and indemnifications made by Quantum. The amounts in escrow will be released at predetermined intervals through April 2008. Additional contingent consideration of up to $1.0 million will be paid to Quantum shareholders if certain defined financial targets are achieved in 2006, 2007 and 2008. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. An additional payment will also be made to Quantum shareholders, of up to $1.0 million, if certain key individuals remain employees through March 2009. A substantial portion of the payment will be recognized as compensation expense over the retention period.

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. We are reviewing fixed assets, deferred taxes and intangible assets and expect to finalize the fair value adjustments by the end of 2006. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net assets assumed	$446
Identified intangible assets - amortizable
Non-compete agreements	670	48
Contract backlog	360	36
Goodwill	2,934

Total net assets acquired	$4,410

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Software Solutions segment in accordance with SFAS 142.

ELO Sistemas e Tecnologia Ltda.

On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda. (ELO) for an initial cash payment of approximately $1.9 million, subject to a working capital adjustment. Cash consideration also included the settlement of a $637,000 payable from ELO to us for inventory purchased by ELO prior to the acquisition. Additional contingent consideration will be payable if certain financial targets are achieved over the next five years. Operations will reside in Campinas, Brazil, located near São Paulo, and include sales, manufacturing, service and maintenance, consulting and administrative functions related to meters, automatic meter reading (AMR) technology and related systems in South America. The preliminary purchase price, which includes direct transaction costs, net of cash acquired of $7,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$2,542
Direct transaction costs	1,017

Total purchase price	$3,559

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The estimated fair value of the net assets acquired and liabilities assumed exceeded the initial cash consideration paid by approximately $5.8 million, resulting in negative goodwill. In a business combination with contingent consideration, the lesser of the maximum amount of contingent consideration or the total amount of negative goodwill should be recorded as a liability. As the purchase agreement does not limit the maximum contingent consideration payable, the full amount of the negative goodwill was recorded as a long-term liability. If contingent payments are made, we will apply the payments against the contingent liability. Payments in excess of the contingent liability balance, if any, will be recorded as goodwill.

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. There may be contingent liabilities we have not yet identified. We are performing a review of the assets acquired and liabilities assumed, including intangible assets and the associated lives, and expect to finalize a majority of the fair value adjustments by the end of 2006.

	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net assets assumed	$733
Identified intangible assets - amortizable
Customer relationships/contracts	6,697	180
Contract backlog	1,903	12
Contingent purchase price liability	(5,774)

Total net assets acquired	$3,559

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Electricity Metering segment in accordance with SFAS 142. Due to changes in foreign currency exchange rates, the contingent purchase price liability can increase or decrease, with a corresponding change in accumulated other comprehensive income (loss). The contingent purchase price liability was approximately $5.9 million at June 30, 2006.

Pro forma results are not presented for the acquisitions of Quantum and ELO because neither acquisition had a material effect on our financial position or results of operations.

Note 5:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At June 30, 2006			At December 31, 2005
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)

Core-developed technology	$154,330	$(65,793)	$88,537	$154,330	$(54,064)	$100,266
Patents	7,088	(4,875)	2,213	7,088	(4,690)	2,398
Capitalized software	5,065	(5,065)	-	5,065	(5,065)	-
Distribution and production rights	3,935	(3,302)	633	3,935	(3,220)	715
Customer contracts	15,573	(7,441)	8,132	8,750	(7,028)	1,722
Trademarks and tradenames	25,710	(9,826)	15,884	25,710	(7,634)	18,076
Other	9,420	(6,658)	2,762	6,450	(6,334)	116

Total identified intangible assets	$221,121	$(102,960)	$118,161	$211,328	$(88,035)	$123,293

Identified intangible assets increased during the second quarter of 2006 as a result of the Quantum and ELO acquisitions. The carrying amount of intangible assets can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. At June 30, 2006, the intangible assets purchased in the ELO acquisition increased approximately $163,000 as a result of a change in foreign currency rates. Intangible asset amortization expense was approximately

$7.6 million and $9.7 million for the three months ended June 30, 2006 and 2005, respectively. Intangible asset amortization expense was approximately $14.9 million and $19.4 million for the six months ended June 30, 2006 and 2005, respectively.

Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)

2006	$15,981
2007	25,530
2008	22,139
2009	18,678
2010	13,012
Beyond 2010	22,821

Total identified intangible assets, net	$118,161

Note 6:    Goodwill

During the second quarter of 2006, we completed the acquisition of Quantum and recorded a preliminary allocation of the purchase price, resulting in $2.9 million of estimated goodwill. On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized. Goodwill decreased $1.7 million in the first half of 2005 primarily due to a $2.1 million adjustment related to the warranty accrual associated with the Electricity Metering acquisition. Goodwill balances can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

The following table reflects goodwill allocated to each reporting segment during the first six months of 2006 and 2005, respectively.

	Hardware Solutions
	Meter Data Collection	Electricity Metering	Software Solutions	Total Company
	(in thousands)

Goodwill balance, January 1, 2005	$73,337	$26,236	$17,898	$117,471
Goodwill adjustments	-	(1,758)	-	(1,758)
Effect of change in exchange rates	(122)	(49)	(30)	(201)

Goodwill balance, June 30, 2005	$73,215	$24,429	$17,868	$115,512

Goodwill balance, January 1, 2006	$73,532	$24,555	$17,945	$116,032
Goodwill acquired	-	-	2,934	2,934
Effect of change in exchange rates	282	187	69	538

Goodwill balance, June 30, 2006	$73,814	$24,742	$20,948	$119,504

Note 7:    Debt

The components of our borrowings are as follows:

	At June 30, 2006	At December 31, 2005
	(in thousands)
Senior Secured Credit Facility
Term Loan	$-	$24,676
Revolving Credit Line	-	-
Real Estate Term Note	-	14,800
Senior Subordinated Notes	124,274	124,226
Project Financing Debt	-	3,227

	124,274	166,929
Current Portion of Debt	-	(4,376)

Total Long-term Debt	$124,274	$162,553

Senior Secured Credit Facility

At December 31, 2005, we had $24.7 million remaining on our original $185 million seven-year senior secured term loan (term loan), which we repaid during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned.

At June 30, 2006, there were no borrowings outstanding under the revolver and $22.5 million was utilized by outstanding standby letters of credit resulting in $32.5 million available for additional borrowings. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. We were in compliance with all of our debt covenants at June 30, 2006 and December 31, 2005. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.25% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 1.0% to 2.0%.

Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $5.8 million and $8.9 million at June 30, 2006 and December 31, 2005, respectively.

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

Senior Subordinated Notes

Our senior subordinated notes consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at June 30, 2006. The notes are registered with the SEC and are generally transferable. The discount on the notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes, at 107.75%, with the proceeds of certain sales of our common stock.

Project Financing

In May 1998, in conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. During April 2006, we repaid the balance of the project financing loan, which included $107,000 in prepayment fees.

Note 8:    Restructurings

In 2004, we incurred restructuring costs associated with the implementation of a new internal organizational structure, which resulted in staffing reductions and other restructuring expenses. These accrued costs were fully paid to employees by December 31, 2005. We have incurred lease termination costs in prior years. Accrued liabilities and expenses associated with these restructuring efforts for the six months ended June 30, 2005 consisted of the following:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)

Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(109)
Cash payments	(2,668)	-

Accrual balance at June 30, 2005	$39	$66

The liability for employee severance is recorded within wages and benefits payable and the liability for lease terminations is recorded within accrued expenses. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative expenses. The remaining $39,000 severance related liability at June 30, 2005 was paid as of December 31, 2005. There was no restructuring activity during the three and six months ended June 30, 2006. The accrued liability for lease termination and related costs was $50,000 at June 30, 2006.

Note 9:    Income Taxes

Our effective income tax rates differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes.

We estimate that our 2006 annual effective income tax rate will be approximately 42%. Our effective income tax rate was 33% and 39%, respectively, for the three and six months ended June 30, 2006. The rate for the three and six months ended June 30, 2006 is lower than the estimated annual rate due to tax benefits for certain state and Canadian credits and the realization of deferred tax assets related to a foreign subsidiary. Both the six month and estimated 2006 annual effective income tax rates are higher than the statutory rate due to state income taxes and the implementation of SFAS 123(R).

Our 2005 annual effective income tax rate of 34% was lower than the statutory tax rate due to the benefit of research credits. In the second quarter of 2005, we completed a research credit study for the years 1997 – 2004, recognizing a $5.9 million net tax credit as an offset to the provision for income taxes. Due primarily to this credit, we had a net tax benefit for the three and six months ended June 30, 2005.

Our estimated 2006 annual effective income tax rate does not include a federal research credit, as the credit expired on December 31, 2005. Congress is currently discussing extension and/or revision of the research credit. As of June 30, 2006, the research credit had not been extended or reinstated by Congress. If the research credit is reinstated by Congress, our effective annual income tax rate for 2006 is expected to be lower than the current estimated rate of 42%.

Note 10:    Stock-Based Compensation

Stock Option Plans

At June 30, 2006, we had three stock-based compensation plans in effect, only one of which we are currently granting options under. Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

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

The expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1.8 million and $3.6 million, respectively. For the three and six months ended June 30, 2006, we issued 30,000 shares with a weighted average fair value of $25.82. A summary of our stock option activity during the six months ended June 30, 2006 is as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24
Granted	30	63.56
Exercised	591	17.12
Forfeited	46	32.04
Expired	-	-

Outstanding, June 30, 2006	1,836	$22.99	7.25	$66,741

Exercisable and expected to vest, June 30, 2006	1,747	$22.48	7.21	$64,375

Exercisable, June 30, 2006	964	$17.26	6.25	$40,478

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $59.26 as of the last business day of the period ended June 30, 2006, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $9.8 million, which is expected to be recognized over a weighted average period of approximately 19 months. During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $24.7 million and the total fair value of options vested was $23.6 million.

We issue new shares of common stock upon the exercise of stock options.

As of June 30, 2006, there were 1,024,944 shares of common stock available for issuance pursuant to stock-based awards. Additional information regarding options outstanding as of June 30, 2006, is as follows:

	Outstanding Options			Exercisable Options
	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price

Range of Exercise Prices
$ 4.87 - $ 6.75	116	3.44	$6.41	116	$6.41
$ 7.00 - $ 8.34	233	4.42	7.21	233	7.21
$13.60 - $20.00	207	6.53	16.03	172	15.40
$20.03 - $26.65	762	7.76	21.23	299	20.74
$30.32 - $37.40	465	8.83	37.38	144	37.32
$42.62 - $70.99	53	9.57	54.44	-	-

	1,836	7.25	$22.99	964	$17.26

Employee Stock Purchase Plan

We are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. We had no unrecognized compensation cost associated with the second quarter 2006 offering of stock under this plan. Under the ESPP, we sold 23,460 and 15,589 shares to employees in the six months ended June 30, 2006 and 2005, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was approximately $112,000 and $192,000, respectively.

Long-Term Performance Plan

We have a Long-Term Performance Plan (LTPP) for senior management with restricted stock awards contingent on the attainment of yearly goals payable in the Company’s common stock with a three-year cliff vesting period. Restricted stock awards are granted in the year following attainment, as approved by our Board of Directors. The value of an award is based on a percentage of the participant’s base salary and is dependent on performance objectives for the period. We currently have two active plans, one for 2005 and another for 2006.

The award for 2005 was $1.8 million, with 30,542 shares issued on February 15, 2006, at a weighted average grant-date fair value of $59.16. For the three and six months ended June 30, 2006 approximately $84,000 and $79,000 were recognized as expense. As of June 30, 2006, total unrecognized stock-based compensation expense related to the 2005 LTPP was approximately $832,000, which will be recognized through December 31, 2008. For the 2006 yearly goals and associated award, approximately $53,000 and $95,000 were recognized as expense for the three and six months ended June 30, 2006. A summary of the restricted stock activity during the six months ended June 30, 2006 is as follows:

Restricted Shares
(in thousands)

Nonvested, January 1, 2006	-
Granted	30,542
Vested	(806)
Forfeited	(6,937)

Nonvested, June 30, 2006	22,799

Board of Directors’ Compensation

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three and six months ended June 30, 2006, we issued 420 and 3,396 of unrestricted stock awards to our Board of Directors, with a weighted average grant-date fair value of $70.99 and $44.09, respectively. The expense related to these awards for the three and six months ended June 30, 2006 was $30,000 and $150,000, respectively. All awards were fully vested and expensed when granted.

Note 11:    Related Party Transactions

At December 31, 2005, we had a 30% equity interest in Servatron, a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. During February 2006, we received a dividend of $193,000, which was recorded as a return on investment. During March 2006, we sold our equity interest back to Servatron for $1.0 million, recognizing a loss of $242,000. At March 31, 2006, we had no ownership in Servatron. Our Chief Executive Officer continues to serve as a board member of Servatron. We sublease a portion of our Spokane Valley facility, which is currently held for sale (Note 3), to Servatron.

During the first quarter of 2006, our Chief Financial Officer became a board member of a financial institution, which is a 3.6% participant in our $55 million revolver.

Note 12:    Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required to be recorded for agreements entered into as of June 30, 2006 and December 31, 2005.

We maintain bid and performance bonds for certain customers. Bonds in force were $2.7 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.5 million and $22.6 million at June 30, 2006 and December 31, 2005, respectively.

At December 31, 2005, we guaranteed lease payments for certain equipment leased by Servatron, which had a maximum future lease obligation of approximately $83,000. The lease and our guarantee terminated in the second quarter of 2006.

We generally provide within our sales contracts an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment, which indemnifies the customer from and pays the resulting costs, damages and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At June 30, 2006, there were no material contingencies requiring accrual or disclosure.

Note 13:    Segment Information

We have two operating groups (Hardware Solutions and Software Solutions) and three segments. Software Solutions is a single segment and Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to product lines. There are no inter-segment revenues. Within Hardware Solutions, cost of sales includes materials, direct labor, warranty expense and an overhead allocation. Software cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc., or Electricity Metering, was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Electricity Metering merged with Itron, Inc. Approximately 50% and 65% of depreciation expense was allocated to the segments at June 30, 2006 and 2005, respectively, with the remaining portion unallocated. Unallocated depreciation increased in 2006, compared with 2005, due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $9.2 million and $9.8 million for the three months ended June 30, 2006 and 2005 and $14.4 million and $17.9 million for the six months ended June 30, 2006 and 2005, respectively.

Segment Products

Segment	Major Products

Hardware Solutions— Meter Data Collection:	Residential and commercial AMR standalone modules, OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation, implementation and maintenance support services.

HardwareSolutions— Electricity Metering:	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation, implementation and other services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Revenues
Hardware Solutions
Meter Data Collection	$60,110	$62,192	$121,861	$111,868
Electricity Metering	88,467	60,622	168,845	114,728

Total Hardware Solutions	148,577	122,814	290,706	226,596
Software Solutions	15,233	12,309	28,657	24,997

Total Company	$163,810	$135,123	$319,363	$251,593

Gross profit
Hardware Solutions
Meter Data Collection	$25,464	$27,288	$54,167	$48,332
Electricity Metering	37,017	24,710	68,926	48,987

Total Hardware Solutions	62,481	51,998	123,093	97,319
Software Solutions	6,551	4,741	12,713	10,418

Total Company	$69,032	$56,739	$135,806	$107,737

Operating income (loss)
Hardware Solutions
Meter Data Collection	$19,658	$21,917	$42,791	$37,945
Electricity Metering	33,199	20,437	61,774	40,326
Other unallocated costs	(9,706)	(6,184)	(18,433)	(12,205)

Total Hardware Solutions	43,151	36,170	86,132	66,066
Software Solutions	(3,335)	(2,922)	(5,824)	(5,574)
Corporate unallocated	(22,156)	(22,937)	(43,660)	(44,408)

Total Company	17,660	10,311	36,648	16,084
Total other income (expense)	(2,466)	(5,837)	(8,298)	(10,299)

Income before income taxes	$15,194	$4,474	$28,350	$5,785

Revenues from AMR related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules that can be attached to electromechanical electricity meters in the field or manufactured by others, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering revenue are sales of our electronic meters with our embedded AMR technology as well as some contract manufacturing for incorporating other vendors’ AMR technology into our electronic meters.

One customer, Progress Energy, accounted for 19% and 21% of total Company revenues, and 36% and 39% of Electricity Metering segment revenues, for the three and six months ended June 30, 2006, respectively.

One customer, Piedmont Natural Gas, accounted for 16% and 14% of Meter Data Collection segment revenues for the three and six months ended June 30, 2006, respectively.

No customers represented more than 10% of Software Solutions segment revenues for the three and six months ended June 30, 2006.

No customers represented more than 10% of total Company revenues or individual segment revenues for the three and six months ended June 30, 2005.

Note 14:    Other Comprehensive Income

Other comprehensive income adjustments are reflected as an increase (decrease) to shareholders’ equity and are not reflected in the results of operations. Operating results adjusted to reflect other comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Net income	$10,204	$9,313	$17,273	$10,130
Change in foreign currency translation adjustments, net of tax	791	(197)	681	(462)

Total other comprehensive income	$10,995	$9,116	$17,954	$9,668

Accumulated other comprehensive income, net of tax, was approximately $1.6 million and $871,000 at June 30, 2006 and December 31, 2005, respectively, and consisted of the adjustments for foreign currency translation as indicated above.

Note 15: Consolidating Financial Information

The credit facility and the senior subordinated notes are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

During the second quarter of 2006, we acquired Quantum and ELO, which are reflected within parent and within the non-guarantor subsidiaries, respectively, in the condensed consolidated financial statements commencing on the date of each acquisition (see Note 4).

Effective January 1, 2006, the legal entity holding the U.S. operations of our Electricity Metering business (a guarantor subsidiary) was merged into the parent company. As a result of this merger, the assets, liabilities and operations of this guarantor subsidiary have been combined with the parent company as of and for the three and six month periods ended June 30, 2006. In addition, as a result of our legal entity merger on January 1, 2006, we have restated the parent and guarantor subsidiary information for the 2005 periods presented to reflect the new legal entity structure.

In addition, we have five wholly owned domestic guarantor subsidiaries, which were established for various business purposes. Two of these subsidiaries have no assets or operations. The other three subsidiaries hold investments totaling $8.4 million and $7.3 million in related non-guarantor subsidiaries at June 30, 2006 and December 31, 2005, respectively. Due to the small nature of these guarantor subsidiaries, we have combined them with the parent company as of January 1, 2006. The net income (loss) from guarantor subsidiaries was ($40,000) and $61,000 for the three months ended June 30, 2006 and 2005, and ($43,000) and $76,000 for the six months ended June 30, 2006 and 2005, respectively.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$143,953	$12,267	$(4,243)	$151,977
Service	14,124	2,922	(5,213)	11,833

Total revenues	158,077	15,189	(9,456)	163,810

Cost of revenues
Sales	85,772	6,466	(4,120)	88,118
Service	6,136	5,726	(5,202)	6,660

Total cost of revenues	91,908	12,192	(9,322)	94,778

Gross profit	66,169	2,997	(134)	69,032
Operating expenses
Sales and marketing	14,773	1,548	-	16,321
Product development	15,035	107	(222)	14,920
General and administrative	11,646	750	123	12,519
Amortization of intangible assets	7,404	208	-	7,612

Total operating expenses	48,858	2,613	(99)	51,372

Operating income	17,311	384	(35)	17,660
Other income (expense)
Interest income	368	46	(54)	360
Interest expense	(2,416)	(223)	54	(2,585)
Other income (expense), net	(305)	29	35	(241)

Total other income (expense)	(2,353)	(148)	35	(2,466)

Income before income taxes	14,958	236	-	15,194
Income tax (provision) benefit	(5,594)	604	-	(4,990)
Equity in earnings of
non-guarantor subsidiaries	840	-	(840)	-

Net income	$10,204	$840	$(840)	$10,204

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$118,983	$11,221	$(7,393)	$122,811
Service	11,465	1,976	(1,129)	12,312

Total revenues	130,448	13,197	(8,522)	135,123

Cost of revenues
Sales	69,356	9,068	(7,614)	70,810
Service	6,787	1,171	(384)	7,574

Total cost of revenues	76,143	10,239	(7,998)	78,384

Gross profit	54,305	2,958	(524)	56,739
Operating expenses
Sales and marketing	12,391	1,138	-	13,529
Product development	11,417	522	(525)	11,414
General and administrative	11,233	537	-	11,770
Amortization of intangible assets	9,715	-	-	9,715
Restructurings	(6)	6	-	-

Total operating expenses	44,750	2,203	(525)	46,428

Operating income	9,555	755	1	10,311
Other income (expense)
Interest income	252	3	(161)	94
Interest expense	(6,315)	(231)	161	(6,385)
Other income (expense), net	330	125	(1)	454

Total other income (expense)	(5,733)	(103)	(1)	(5,837)

Income before income taxes	3,822	652	-	4,474
Income tax (provision) benefit	4,926	(87)	-	4,839
Equity in earnings of
non-guarantor subsidiaries	565	-	(565)	-

Net income	$9,313	$565	$(565)	$9,313

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$279,921	$24,786	$(9,796)	$294,911
Service	29,111	5,331	(9,990)	24,452

Total revenues	309,032	30,117	(19,786)	319,363

Cost of revenues
Sales	166,232	13,553	(9,825)	169,960
Service	12,452	10,927	(9,782)	13,597

Total cost of revenues	178,684	24,480	(19,607)	183,557

Gross profit	130,348	5,637	(179)	135,806
Operating expenses
Sales and marketing	28,915	2,887	-	31,802
Product development	27,880	248	(338)	27,790
General and administrative	23,222	1,260	159	24,641
Amortization of intangible assets	14,717	208	-	14,925

Total operating expenses	94,734	4,603	(179)	99,158

Operating income	35,614	1,034	-	36,648
Other income (expense)
Interest income	708	94	(80)	722
Interest expense	(8,100)	(311)	80	(8,331)
Other income (expense), net	(676)	(13)	-	(689)

Total other income (expense)	(8,068)	(230)	-	(8,298)

Income before income taxes	27,546	804	-	28,350
Income tax (provision) benefit	(11,508)	431	-	(11,077)
Equity in earnings of
non-guarantor subsidiaries	1,235	-	(1,235)	-

Net income	$17,273	$1,235	$(1,235)	$17,273

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$220,707	$20,334	$(14,028)	$227,013
Service	22,327	3,943	(1,690)	24,580

Total revenues	243,034	24,277	(15,718)	251,593

Cost of revenues
Sales	128,003	16,265	(14,259)	130,009
Service	12,334	1,949	(436)	13,847

Total cost of revenues	140,337	18,214	(14,695)	143,856

Gross profit	102,697	6,063	(1,023)	107,737
Operating expenses
Sales and marketing	24,376	2,392	-	26,768
Product development	23,246	1,105	(1,023)	23,328
General and administrative	20,893	843	-	21,736
Amortization of intangible assets	19,431	-	-	19,431
Restructurings	197	193	-	390

Total operating expenses	88,143	4,533	(1,023)	91,653

Operating income	14,554	1,530	-	16,084
Other income (expense)
Interest income	498	6	(406)	98
Interest expense	(10,797)	(561)	406	(10,952)
Other income (expense), net	451	104	-	555

Total other income (expense)	(9,848)	(451)	-	(10,299)

Income before income taxes	4,706	1,079	-	5,785
Income tax (provision) benefit	4,654	(309)	-	4,345
Equity in earnings of
non-guarantor subsidiaries	770	-	(770)	-

Net income	$10,130	$770	$(770)	$10,130

Condensed Consolidating Balance Sheet

June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$35,973	$10,614	$-	$46,587
Accounts receivable, net	76,213	12,833	-	89,046
Intercompany accounts receivable	7,170	5,755	(12,925)	-
Inventories	57,766	2,213	-	59,979
Deferred income taxes, net	19,857	770	-	20,627
Other	21,886	1,712	-	23,598
Intercompany other	2,883	3,500	(6,383)	-

Total current assets	221,748	37,397	(19,308)	239,837

Property, plant and equipment, net	71,460	4,015	-	75,475
Intangible assets, net	109,546	8,615	-	118,161
Goodwill	106,239	13,265	-	119,504
Deferred income taxes, net	50,145	2,185	-	52,330
Intercompany notes receivable	6,533	1,298	(7,831)	-
Other	36,920	1,059	(29,315)	8,664

Total assets	$602,591	$67,834	$(56,454)	$613,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,659	$4,759	$-	$49,418
Intercompany accounts payable	5,754	7,171	(12,925)	-
Wages and benefits payable	18,748	1,310	-	20,058
Current portion of warranty	7,287	640	-	7,927
Short-term intercompany advances	3,500	2,883	(6,383)	-
Unearned revenue	24,934	1,442	-	26,376

Total current liabilities	104,882	18,205	(19,308)	103,779

Long-term debt	124,274	-	-	124,274
Intercompany notes payable	1,298	6,533	(7,831)	-
Warranty	9,027	-	-	9,027
Contingent purchase price	5,882	-	-	5,882
Other obligations	70	7,857	-	7,927

Total liabilities	245,433	32,595	(27,139)	250,889

Shareholders’ equity
Preferred stock	-	-	-	-
Common stock	339,640	29,261	(29,261)	339,640
Accumulated other comprehensive income (loss), net	(4,372)	5,924	-	1,552
Retained earnings	21,890	54	(54)	21,890

Total shareholders’ equity	357,158	35,239	(29,315)	363,082

Total liabilities and shareholders’ equity	$602,591	$67,834	$(56,454)	$613,971

Condensed Consolidating Balance Sheet

December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,064	$5,574	$-	$33,638
Accounts receivable, net	96,707	7,721	-	104,428
Intercompany accounts receivable	3,460	8,977	(12,437)	-
Inventories	46,792	2,664	-	49,456
Deferred income taxes, net	22,895	299	-	23,194
Other	8,575	2,366	-	10,941
Intercompany other	227	3,500	(3,727)	-

Total current assets	206,720	31,101	(16,164)	221,657

Property, plant and equipment, net	74,097	3,526	-	77,623
Intangible assets, net	123,233	60	-	123,293
Goodwill	103,305	12,727	-	116,032
Deferred income taxes, net	47,987	1,806	(838)	48,955
Intercompany notes receivable	1,966	-	(1,966)	-
Other	38,200	48	(26,924)	11,324

Total assets	$595,508	$49,268	$(45,892)	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,720	$1,495	$-	$46,215
Intercompany accounts payable	8,966	3,471	(12,437)	-
Wages and benefits payable	22,761	971	-	23,732
Current portion of debt	3,516	860	-	4,376
Current portion of warranty	7,972	525	-	8,497
Short-term intercompany advances	-	3,727	(3,727)	-
Unearned revenue	21,801	957	-	22,758

Total current liabilities	109,736	12,006	(16,164)	105,578

Long-term debt	160,186	-	-	160,186
Project financing debt	-	2,367	-	2,367
Intercompany notes payable	-	1,966	(1,966)	-
Warranty	6,708	71	-	6,779
Deferred income taxes, net	-	838	(838)	-
Other obligations	6,333	107	-	6,440

Total liabilities	282,963	17,355	(18,968)	281,350

Shareholders’ equity
Preferred stock	-	-	-	-
Common stock	312,047	28,132	(28,133)	312,046
Accumulated other comprehensive income (loss), net	(4,119)	4,962	28	871
Retained earnings (accumulated deficit)	4,617	(1,181)	1,181	4,617

Total shareholders’ equity	312,545	31,913	(26,924)	317,534

Total liabilities and shareholders’ equity	$595,508	$49,268	$(45,892)	$598,884

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$17,273	$1,235	$(1,235)	$17,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,734	557	-	22,291
Employee stock plans income tax benefits	11,686	-	-	11,686
Excess tax benefits from stock-based compensation	(8,371)	-	-	(8,371)
Stock-based compensation	4,096	-	-	4,096
Amortization of prepaid debt fees	3,107	48	-	3,155
Deferred income taxes, net	712	(1,665)	-	(953)
Equity in earnings (losses) of non-guarantor subsidiaries	(1,235)	-	1,235	-
Other, net	453	(18)	-	435
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,357	(4,319)	-	18,038
Inventories	(10,974)	1,399	-	(9,575)
Long-term note receivable, net	1,298	(1,298)	-	-
Accounts payable and accrued expenses	(17)	1,159	-	1,142
Wages and benefits payable	(3,590)	(33)	-	(3,623)
Unearned revenue	3,755	475	-	4,230
Warranty	1,634	44	-	1,678
Other long-term obligations	(1,008)	827	-	(181)
Intercompany transactions, net	(6,922)	6,922	-	-
Other, net	(5,069)	519	-	(4,550)

Net cash provided by operating activities	50,919	5,852	-	56,771

Investing activities
Proceeds from the sale of property, plant and equipment	56	53	-	109
Acquisitions of property, plant and equipment	(13,787)	(633)	-	(14,420)
Proceeds from the sale of an investment in affiliate	1,000	-	-	1,000
Business acquisitions, net	(5,347)	(2,431)	-	(7,778)
Cash transferred to parent	-	(946)	946	-
Cash transferred to non-guarantor subsidiaries	(100)	-	100	-
Intercompany notes, net	(4,567)	-	4,567	-
Other, net	(1,370)	1,705	-	335

Net cash used in investing activities	(24,115)	(2,252)	5,613	(20,754)

Financing activities
Payments on debt	(39,476)	(3,227)	-	(42,703)
Issuance of common stock	11,326	-	-	11,326
Excess tax benefits from stock-based compensation	8,371	-	-	8,371
Prepaid debt fees	(62)	-	-	(62)
Cash transferred from parent	-	100	(100)	-
Cash transferred from non-guarantor subsidiaries	946	-	(946)	-
Intercompany notes payable	-	4,567	(4,567)	-

Net cash provided by (used in) financing activities	(18,895)	1,440	(5,613)	(23,068)

Increase in cash and cash equivalents	7,909	5,040	-	12,949
Cash and cash equivalents at beginning of period	28,064	5,574	-	33,638

Cash and cash equivalents at end of period	$35,973	$10,614	$-	$46,587

Non-cash operating and financing transactions:
Property, plant and equipment purchased but not yet paid	$3,082	$21	$-	$3,103
Non-cash affects of acquisitions (Note 4)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$637	$196	$-	$833
Interest	5,440	183	-	5,623

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$10,130	$770	$(770)	$10,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,685	439	-	26,124
Employee stock plans income tax benefits	7,047	-	-	7,047
Stock-based compensation	220	-	-	220
Amortization of prepaid debt fees	3,048	-	-	3,048
Deferred income taxes, net	(12,427)	47	-	(12,380)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(770)	-	770	-
Other, net	887	(59)	-	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,848	476	-	4,324
Inventories	(605)	(287)	-	(892)
Accounts payable and accrued expenses	3,057	(878)	-	2,179
Wages and benefits payable	3,248	(552)	-	2,696
Unearned revenue	(4,441)	331	-	(4,110)
Warranty	3	(184)	-	(181)
Other long-term obligations	(644)	-	-	(644)
Intercompany transactions, net	(521)	521	-	-
Other, net	(1,621)	(179)	-	(1,800)

Net cash provided by operating activities	36,144	445	-	36,589

Investing activities
Proceeds from the sale of property, plant and equipment	7	2,635	-	2,642
Acquisitions of property, plant and equipment	(5,308)	32	-	(5,276)
Cash transferred to parent	-	(1,580)	1,580	-
Cash transferred to non-guarantor subsidiaries	(85)	-	85	-
Intercompany notes, net	3,140	-	(3,140)	-
Other, net	(1,287)	351	1,414	478

Net cash provided by (used in) investing activities	(3,533)	1,438	(61)	(2,156)

Financing activities
Payments on debt	(107,787)	(391)	-	(108,178)
Issuance of common stock	72,318	1,414	(1,414)	72,318
Prepaid debt fees	(267)	-	-	(267)
Intercompany notes, net	-	(3,140)	3,140	-
Cash received from non-guarantor subsidiaries	1,580	-	(1,580)	-
Cash received from parent	-	85	(85)	-
Other, net	-	28	-	28

Net cash used in financing activities	(34,156)	(2,004)	61	(36,099)

Decrease in cash and cash equivalents	(1,545)	(121)	-	(1,666)
Cash and cash equivalents at beginning of period	5,854	5,770	-	11,624

Cash and cash equivalents at end of period	$4,309	$5,649	$-	$9,958

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,079	$215	$-	$1,294
Interest	7,941	147	-	8,088

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

Highlights

New orders in the first six months of 2006 were $313 million, 6% higher than the $294 million in new orders in the first six months of 2005, driven primarily by new orders for automatic meter reading (AMR), in particular two large orders for gas AMR and one large order for electricity meters with AMR. Total backlog was $351 million at June 30, 2006, compared with $243 million at June 30, 2005. Backlog shippable over the next twelve months was $225 million, up from $151 million a year ago. Approximately $33 million of shippable and total backlog at June 30, 2006 is related to a contract with one customer, Progress Energy, the majority of which will be recognized as revenue prior to December 31, 2006.

Operating margins improved during the second quarter and first six months of 2006, compared with the same periods last year as revenue growth was higher than growth in operating expenses, and due to less intangible asset amortization expense in 2006. Operating cash flows were higher in 2006 with the majority of cash flow used to pay down debt. At June 30, 2006, we had $124.3 million of total debt, compared with $170.1 million in total debt at June 30, 2005.

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards. We recognized $2.0 million and $4.1 million in stock-based compensation expense for the three and six months ended June 30, 2006, respectively, compared with $71,000 and $220,000 for the same periods in 2005. The primary increase in stock-based compensation expense is due to the expensing of stock awards prospectively.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues, gross profit and gross margin for the three and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(millions)			(millions)
Revenues
Sales	$152.0	$122.8	24%	$294.9	$227.0	30%
Service	11.8	12.3	-4%	24.5	24.6	1%

Total revenues	$163.8	$135.1	21%	$319.4	$251.6	27%

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(millions)		(millions)		(millions)		(millions)
Gross Profit and Margin
Sales	$63.9	42%	$52.0	42%	$124.9	42%	$97.0	43%
Service	5.1	44%	4.7	38%	10.9	44%	10.7	44%

Total gross profit and margin	$69.0	42%	$56.7	42%	$135.8	43%	$107.7	43%

Revenues

Sales revenues increased $29.2 million and $67.9 million for the three and six months ended June 30, 2006, compared with the same periods in 2005, as a result of increased hardware sales, including electricity meters, AMR gas modules and installation. Service revenues, consisting primarily of maintenance contracts, remained comparable in 2006 with 2005.

One customer, Progress Energy, represented 19% and 21% of total revenues for the three and six months ended June 30, 2006, respectively. No customer represented more than 10% of total revenues for the three and six months ended June 30, 2005. The 10 largest customers accounted for approximately 43% and 42% of total revenues during the three and six months ended June 30, 2006. During the same periods in 2005, our 10 largest customers accounted for approximately 23% and 20%, respectively.

Gross Margins

As a percentage of revenue, sales gross margin for the three and six months ended June 30, 2006 remained constant, compared with the same periods in 2005, although we experienced a shift in product mix. Service gross margin increased for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to lower outsourcing costs, but remained constant for the six months ended June 30, 2006, compared with the same period in 2005.

Segment Revenues, Gross Profit and Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions) and three segments. Software Solutions is a single segment and Hardware Solutions is comprised of two segments, Meter Data Collection and Electricity Metering. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to product lines. There are no inter-segment revenues. Within Hardware Solutions, cost of sales includes materials, direct labor, warranty expense and an overhead allocation. Software Solutions cost of sales include distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc., or Electricity Metering, was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Electricity Metering merged with Itron, Inc. Approximately 50% and 65% of depreciation expense was allocated to the segments at June 30, 2006 and 2005, respectively, with the remaining portion unallocated. Unallocated depreciation increased in 2006, compared with 2005, due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $9.2 million and $9.8 million for the three months ended June 30, 2006 and 2005 and $14.4 million and $17.9 million for the six months ended June 30, 2006 and 2005, respectively.

Segment Products

Segment	Major Products

HardwareSolutions— Meter Data Collection:	Residential and commercial AMR standalone modules, OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation, implementation and maintenance support services.

Hardware Solutions— Electricity Metering:	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation, implementation and other services.

Software Solutions:	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

Revenues from AMR related to electricity meters can be reflected in either our Meter Data Collection or Electricity Metering segments. Included in Meter Data Collection are standalone electric AMR modules that can be attached to electromechanical electricity meters in the field or manufactured by others, AMR circuit boards we manufacture that are embedded in other vendors’ electronic electricity meters and royalties for licensing our electric AMR technology. Included in Electricity Metering revenues are sales of our electronic meters with our embedded AMR technology as well as some contract manufacturing for incorporating other vendors’ AMR technology into our electronic meters.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(millions)			(millions)
Segment Revenues
Hardware Solutions
Meter Data Collection	$60.1	$62.2	-3%	$121.9	$111.9	9%
Electricity Metering	88.4	60.6	46%	168.8	114.7	47%

Total Hardware Solutions	148.5	122.8	21%	290.7	226.6	28%
Software Solutions	15.3	12.3	24%	28.7	25.0	15%

Total Company	$163.8	$135.1	21%	$319.4	$251.6	27%

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(millions)		(millions)		(millions)		(millions)
Hardware Solutions
Meter Data Collection	$25.5	42%	$27.3	44%	$54.2	44%	$48.3	43%
Electricity Metering	37.0	42%	24.7	41%	68.9	41%	49.0	43%

Total Hardware Solutions	62.5	42%	52.0	42%	123.1	42%	97.3	43%
Software Solutions	6.5	42%	4.7	38%	12.7	44%	10.4	42%

Total Company	$69.0	42%	$56.7	42%	$135.8	43%	$107.7	43%

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(millions)		(millions)		(millions)		(millions)
Hardware Solutions
Meter Data Collection	$19.6	33%	$22.0	35%	$42.7	35%	$38.0	34%
Electricity Metering	33.2	38%	20.4	34%	61.8	37%	40.3	35%
Other unallocated costs	(9.7)		(6.2)		(18.4)		(12.2)

Total Hardware Solutions	43.1	29%	36.2	29%	86.1	30%	66.1	29%
Software Solutions	(3.3)	-22%	(3.0)	-24%	(5.8)	-20%	(5.6)	-22%
Corporate unallocated	(22.2)		(22.9)		(43.7)		(44.4)

Total Company	$17.6	11%	$10.3	8%	$36.6	11%	$16.1	6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unit Shipments by Segment	(in thousands)
Meter Data Collection
AMR standalone modules	1,000	1,125	2,075	1,900
Licensed AMR (other vendors’ meters)	50	125	175	300
Electricity Metering
Total meters	1,850	1,125	3,575	2,200
With Itron AMR	1,300	425	2,500	800
With other AMR	225	225	375	425

Total units with Itron AMR (1)	2,350	1,675	4,750	3,000

(1)	Includes Itron AMR standalone modules, Itron meters with Itron AMR and other vendors’ electronic electricity meters with Itron AMR.

Hardware Solutions—Meter Data Collection:    Meter Data Collection revenues decreased $2.1 million, or 3%, in the second quarter of 2006, compared with the same period in 2005. Shipments of standalone gas AMR modules increased, offset primarily by lower shipments of standalone electric AMR modules. Meter Data Collection revenues increased $10.0 million, or 9%, for the six months ended June 30, 2006, compared with the same period in 2005, due to increased shipments of standalone gas AMR modules, offset primarily by fewer shipments of standalone electric AMR modules. Standalone electric AMR module shipments have declined in 2006 due to increasing sales of electricity meters with embedded AMR.

Gross margins decreased two percentage points in the second quarter of 2006, compared with the second quarter of 2005, but increased one percentage point on a year-to-date basis in 2006. Gross margins can fluctuate from period to period primarily due to changes in the mix of product sold, manufacturing volumes and provisions for product warranties.

One customer, Piedmont Natural Gas, accounted for 16% and 14% of Meter Data Collection segment revenues for the three and six months ended June 30, 2006, respectively. There were no customers that represented more than 10% of Meter Data Collection revenues for the three and six months ended June 30, 2005.

Hardware Solutions—Electricity Metering:    Electricity Metering revenues increased $27.8 million and $54.1 million for the three and six months ended June 30, 2006, compared with the same periods in 2005, due to a 64 % and 63% increase in the number of meters shipped in each period, respectively. The growth in meter shipments in 2006 was primarily related to shipments under a contract with Progress Energy for 2.7 million residential meters with AMR, which was signed in the third quarter of 2005. Approximately 70% of meters shipped in each period in 2006 were equipped with our AMR technology compared with 38% and 36%, respectively, for the three and six month periods in 2005.

Electricity Metering gross margin was 42% for the second quarter of 2006, compared with 41% in 2005. Year-to-date, Electricity Metering gross margin was 41% in 2006 compared with 43% in 2005. Gross margin fluctuations from period to period reflect changes in the mix of meters sold, such as residential vs. C&I, AMR meters vs. non-AMR meters, changes in manufacturing volumes and changes in the amount of installation and other related services. In particular, for the six months ended 2006, lower gross margin reflects a higher proportion of installation revenues compared with meter sales.

Progress Energy represented 36% and 39% of Electricity Metering revenues for the three and six month periods ended June 30, 2006. There were no customers that represented more than 10% of Electricity Metering revenues in the three and six months ended June 30, 2005.

Hardware Solutions—Total operating expenses:    Total Hardware Solutions operating expenses were $19.4 million and $37.0 million for the three and six months ended June 30, 2006, compared with $15.8 million and $31.2 million for the same periods in 2005. In the 2006 periods, these costs were 13% of total Hardware Solutions revenues compared with 13% and 14% of total Hardware Solutions revenues in the three and six month periods in 2005.

Software Solutions:    Revenues increased $3.0 million and $3.7 million for the three and six months ended June 30, 2006, compared with the same periods in 2005, due to increases in software license sales for a broad mix of products. Gross margins for the three and six months ended June 30, 2006 increased four and two percentage points, respectively, compared with the same periods in 2005, due to a proportionately higher content of revenues from software licenses. Software licenses were 28% and 27% of segment revenues for the three and six months ended June 30, 2006, respectively, compared with 21% in each of the same periods in 2005.

There were no customers that represented more than 10% of Software Solutions revenues for the three and six months ended June 30, 2006 and 2005.

Gross profit for Software Solutions is not yet sufficient to cover current operating expenses due primarily to significant investments in product development. In 2006, operating expenses include approximately $800,000 in expenses related to the relocation of operations from Vancouver, B.C. to our headquarters in Spokane and approximately $600,000 associated with stock-based compensation. Stock-based compensation was approximately $1.2 million for the six months ended June 30, 2006. There was no stock-based compensation expense in 2005.

Corporate unallocated:    Operating expenses not directly associated with a segment are classified as “Corporate unallocated.” The largest single component of these is amortization of intangible assets, which was $7.6 million and $14.9 million in the three and six months ended June 30, 2006 compared with $9.7 million and $19.4 million for the same periods in 2005.

New Order Bookings and Backlog

Bookings for a reported period represent contracts and purchase orders received during the specified period. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be earned over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)

June 30, 2006	$107	$351	$225
March 31, 2006	206	387	241
December 31, 2005	149	324	188
September 30, 2005	212	325	198
June 30, 2005	177	243	151
March 31, 2005	117	190	116
December 31, 2004	128	179	97
September 30, 2004	98	177	104

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(millions)		(millions)		(millions)		(millions)
Operating Expenses
Sales and marketing	$16.3	10%	$13.6	10%	$31.8	10%	$26.8	11%
Product development	14.9	9%	11.4	8%	27.8	9%	23.3	9%
General and administrative	12.6	7%	11.8	9%	24.7	8%	21.8	8%
Amortization of intangibles assets	7.6	5%	9.7	7%	14.9	4%	19.4	8%
Restructurings	-	-	-	-	-	-	0.4	-

Total operating expenses	$51.4	31%	$46.5	34%	$99.2	31%	$91.7	36%

For the three and six months ended June 30, 2006, operating expenses included approximately $1.8 million and $3.6 million associated with our January 1, 2006 adoption of SFAS 123(R), which requires expensing of stock-based compensation. While total operating expenses increased, they decreased as a percentage of revenue due to higher sales volumes.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Interest income	$360	$94	$722	$98
Interest expense	(2,202)	(4,047)	(5,176)	(7,904)
Amortization of prepaid debt fees	(383)	(2,338)	(3,155)	(3,048)
Other income (expense), net	(241)	454	(689)	555

Total other income (expense)	$(2,466)	$(5,837)	$(8,298)	$(10,299)

Interest income consists primarily of interest earned from operating cash balances. Our average operating cash balances were $38.9 million and $41.8 million for the three and six months ended June 30, 2006 compared with $15.7 million and $14.9 million for the same periods in 2005, respectively.

The reduction in interest expense is the result of lower outstanding borrowings and capitalized interest. Average outstanding borrowings were $124.6 million and $139.6 million for the three and six months ended June 30, 2006, compared with $217.2 million and $243.3 million for the same period in 2005, respectively. In the second quarter of 2006, we capitalized approximately $400,000 of interest costs related to qualified expenditures for improvements to our new corporate headquarters facility, which will be substantially complete as of September 30, 2006. The amount capitalized is based on interest rates in place during the construction period and we expect to capitalize a similar amount in the third quarter. Amortization of prepaid debt fees has fluctuated as a result of voluntary prepayments of our senior secured term loan.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. During the six months ended June 30, 2006, other income (expense) also included a $242,000 loss on the sale of our investment in Servatron, which was recorded in the first quarter. During the second quarter of 2005, other income (expense) included a state tax refund of $500,000.

Income Taxes

Our effective income tax rates differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes.

We estimate that our 2006 annual effective income tax rate will be approximately 42%. Our effective income tax rate was 33% and 39%, respectively, for the three and six months ended June 30, 2006. The rate for the three and six months ended June 30, 2006 is lower than the estimated annual rate due to tax benefits for certain state and Canadian credits and the realization of deferred tax assets related to a foreign subsidiary. Both the six month and estimated 2006 annual effective income tax rates are higher than the statutory rate due to state income taxes and the implementation of SFAS 123(R).

Our 2005 annual effective income tax rate of 34% was lower than the statutory tax rate due to the benefit of research credits. In the second quarter of 2005, we completed a research credit study for the years 1997 – 2004, recognizing a $5.9 million net tax credit as an offset to the provision for income taxes. Due primarily to this credit, we had a net tax benefit for the three and six months ended June 30, 2005.

Our estimated 2006 annual effective income tax rate does not include a federal research credit, as the credit expired on December 31, 2005. Congress is currently discussing extension and/or revision of the research credit. As of June 30, 2006, the research credit had not been extended or reinstated by Congress. If the research credit is reinstated by Congress, our effective annual income tax rate for 2006 is expected to be lower than the current estimated rate of 42%.

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

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2006	2005
	(in millions)

Operating activities	$56.8	$36.6
Investing activities	(20.8)	(2.2)
Financing activities	(23.1)	(36.1)

Increase in cash and cash equivalents	$12.9	$(1.7)

Operating activities:    Cash provided by operating activities increased $20.2 million in the first half of 2006, compared with the same period in 2005. Increased revenues generated an additional $89.8 million in cash, which was offset by an increase of $64.8 million in cash paid to suppliers and employees. In addition, we paid $3.6 million less in net interest and taxes. In 2006 excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R) are reflected in financing activities.

Investing activities:    In the first half of 2006, property, plant and equipment purchases were $14.4 million, compared with $5.3 million in the first half of 2005. The increase in 2006 is primarily related to capital improvements to our new corporate headquarters and an ERP (Enterprise Resource Planning) system upgrade. Also, in 2005, proceeds of $2.6 million were received from the sale of our manufacturing facility in Quebec, Canada. Investing activities in the first half of 2006 also included $7.8 million used for the Quantum Consulting, Inc. (Quantum) and ELO Sistemas e Tecnologia Ltda. (ELO) acquisitions with no similar activity in the first half of 2005.

Financing activities:    During the first half of 2006, we paid off various debt balances from December 31, 2005, including $24.7 million on our term loan, $14.8 million on our real estate term note and $3.2 million of project financing debt. In the first half of 2005 we made $107.8 million in payments on the term note, $59.8 million of which were from net proceeds from an equity offering in May 2005. Cash generated from the exercise of stock-based awards was $11.3 million during the first half of 2006, compared with $12.5 million for the same period in 2005. Financing activities in the first half of 2006 included $8.4 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R).

We had no off-balance sheet financing agreements at June 30, 2006 and December 31, 2005, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. At June 30, 2006, we had $46.6 million in cash and cash equivalents. Cash equivalents are invested in investments rated A or better by Standard & Poor’s or Moody’s. We are exposed to changes in interest rates on cash equivalents.

At December 31, 2005, we had $24.7 million remaining on our original $185 million seven-year senior secured term loan (term loan), which we repaid during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned.

At June 30, 2006, there were no borrowings outstanding under the revolver and $22.5 million was utilized by outstanding standby letters of credit resulting in $32.5 million available for additional borrowings. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. We were in compliance with all of our debt covenants at June 30, 2006 and December 31, 2005. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 2.0% to 3.0%, or Prime plus 1.0% to 2.0%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.25% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 1.0% to 2.0%.

Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Unamortized prepaid debt fees were approximately $5.8 million and $8.9 million at June 30, 2006 and December 31, 2005, respectively.

Our senior subordinated notes consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at June 30, 2006. The notes are registered with the SEC and are generally transferable. The discount on the notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. Some or all of the notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the notes, at 107.75%, with the proceeds of certain sales of our common stock.

The real estate term note we signed on December 31, 2005 for $14.8 million was repaid in April 2006. The project financing note, which had a balance of $3.2 million at December 31, 2005, was repaid in April 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $2.7 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We have employee bonus and profit sharing plans, based on performance and financial targets. Actual award amounts are determined at the end of the year if the targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters. We accrued approximately $2.5 million and $2.2 million under these plans for the three months ended June 30, 2006 and 2005, and $5.0 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively.

Our net deferred tax assets consist of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2006, we expect to pay approximately $2.7 million in cash for federal alternative minimum tax, international taxes and various state tax obligations.

Working capital at June 30, 2006 was $136.1 million compared with $116.1 million at December 31, 2005. A portion of the increase of $20.0 million in working capital resulted from an $8.5 million reclassification of our Spokane Valley headquarters’ facility to assets held for sale within other current assets at June 30, 2006.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risk Factors” within Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1 included in this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At June 30, 2006, there were no material contingencies requiring accrual or disclosure.

We generally provide within our sales contracts an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment, which indemnifies the customer from and pays the resulting costs, damages and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

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

We recognize revenue for delivered elements when the delivered elements have standalone value and we have objective and reliable evidence of fair value for each undelivered element. In the absence of fair value of a delivered element, we allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our segments, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-based Compensation: As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires us to approximate the number of options that will be forfeited prior to completing their vesting requirement (forfeitures). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term.

Deferred Income Taxes: We estimate the expected realizable value of deferred tax assets. As of June 30, 2006, we have a valuation allowance of $1.1 million to reduce our deferred tax assets relating to certain net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable.

New Accounting Pronouncements

In February of 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the adoption of FIN 48 on our results of operations or financial condition.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:    We had no outstanding debt subject to variable interest rates at June 30, 2006. We held no derivative instruments at June 30, 2006.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 6% and 5% of total revenues for the three and six months ended June 30, 2006, respectively. Since we have not used derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At June 30, 2006, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2006. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

Item 4:    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, the end of the period covered by this report.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At June 30, 2006, there were no material contingencies requiring accrual or disclosure.

Item 1A:    Risk Factors

There were no material changes during the second quarter of 2006 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006.

Item 4:    Submission of Matters to a Vote of Security Holders

Itron held its annual meeting of shareholders on May 9, 2006. One director, Charles H. Gaylord, Jr., was elected for a term of two years and three directors, Michael B. Bracy, Thomas S. Foley and Graham M. Wilson were elected for a term of three years. Ted C. DeMerritt, Jon E. Eliassen, Thomas S. Glanville, Sharon L. Nelson and LeRoy D. Nosbaum continued their terms as directors and Mary Ann Peters retired from the board. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	WITHHELD
Charles H. Gaylord, Jr.	22,599,492	508,084
Michael B. Bracy	21,347,999	1,759,577
Thomas S. Foley	20,502,077	2,605,499
Graham M. Wilson	20,296,500	2,811,076

Matter 2: Approval of amendment to the Amended and Restated 2000 Stock Incentive Plan to increase the authorized shares.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,270,777	5,614,325	16,411	2,206,063

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2006 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

10.4	Amended and Restated Stock Option Grant Program for Non-Employee Directors.

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane Valley, State of Washington, on the 26th day of July, 2006.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer