Form 10-Q
period 2006-09-30
ITRON INC /WA/
filed 2006-11-06
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-22418

ITRON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1011792
(State of incorporation)	(I.R.S. Employer Identification Number)

2111 North Molter Road

Liberty Lake, Washington 99019

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

Yes  ☐    No  ☒

As of September 29, 2006, there were outstanding 25,588,807 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Revenues
Sales	$152,023	$128,683	$446,934	$355,696
Service	12,683	12,462	37,135	37,042

Total revenues	164,706	141,145	484,069	392,738

Cost of revenues
Sales	90,319	73,179	260,279	203,188
Service	6,962	6,936	20,559	20,783

Total cost of revenues	97,281	80,115	280,838	223,971

Gross profit	67,425	61,030	203,231	168,767
Operating expenses
Sales and marketing	15,176	13,688	46,978	40,456
Product development	15,626	11,807	43,416	35,135
General and administrative	12,463	11,645	37,104	33,381
Amortization of intangible assets	8,284	9,712	23,209	29,143
Restructurings	-	-	-	390

Total operating expenses	51,549	46,852	150,707	138,505

Operating income	15,876	14,178	52,524	30,262
Other income (expense)
Interest income	3,467	69	4,189	167
Interest expense	(4,028)	(4,328)	(12,359)	(15,280)
Other income (expense), net	(187)	(535)	(876)	20

Total other income (expense)	(748)	(4,794)	(9,046)	(15,093)

Income before income taxes	15,128	9,384	43,478	15,169
Income tax (provision) benefit	(5,913)	(3,382)	(16,990)	963

Net income	$9,215	$6,002	$26,488	$16,132

Earnings per share
Basic net income per share	$0.36	$0.25	$1.05	$0.70

Diluted net income per share	$0.35	$0.23	$1.01	$0.66

Weighted average number of shares outstanding
Basic	25,552	24,441	25,343	22,912
Diluted	26,336	25,919	26,251	24,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$234,521	$33,638
Short-term investments, held to maturity	171,733	-
Accounts receivable, net	97,033	104,428
Inventories	58,953	49,456
Deferred income taxes, net	22,455	23,194
Other	23,047	10,941

Total current assets	607,742	221,657

Property, plant and equipment, net	83,819	77,623
Intangible assets, net	109,937	123,293
Goodwill	119,586	116,032
Deferred income taxes, net	46,775	48,955
Other	17,161	11,324

Total assets	$985,020	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,666	$46,215
Wages and benefits payable	24,802	23,732
Current portion of debt	-	4,376
Current portion of warranty	9,141	8,497
Unearned revenue	27,605	22,758

Total current liabilities	114,214	105,578

Long-term debt	469,299	160,186
Project financing debt	-	2,367
Warranty	9,463	6,779
Contingent purchase price	5,686	-
Other obligations	8,208	6,440

Total liabilities	606,870	281,350

Commitments and contingencies

Shareholders’ equity
Preferred stock	-	-
Common stock	345,404	312,046
Accumulated other comprehensive income, net	1,641	871
Retained earnings	31,105	4,617

Total shareholders’ equity	378,150	317,534

Total liabilities and shareholders’ equity	$985,020	$598,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Operating activities
Net income	$26,488	$16,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,266	38,785
Employee stock plans income tax benefits	12,686	14,399
Excess tax benefits from stock-based compensation	(9,108)	-
Stock-based compensation	6,811	399
Amortization of prepaid debt fees	3,766	4,330
Deferred income taxes, net	2,784	(16,313)
Other, net	(1,208)	1,534
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,416	(4,738)
Inventories	(8,549)	(5,199)
Accounts payable and accrued expenses	3,622	360
Wages and benefits payable	1,088	7,412
Unearned revenue	5,758	(3,085)
Warranty	3,328	(194)
Other long-term obligations	(237)	(436)
Other, net	(3,923)	(3,832)

Net cash provided by operating activities	86,988	49,554

Investing activities
Purchases of investments held to maturity	(170,434)	-
Acquisitions of property, plant and equipment	(25,878)	(10,264)
Business acquisitions, net of cash and cash equivalents acquired	(7,321)	-
Other, net	1,507	1,780

Net cash used in investing activities	(202,126)	(8,484)

Financing activities
Proceeds from borrowings	345,000	-
Payments on debt	(42,703)	(122,704)
Issuance of common stock	13,375	82,269
Excess tax benefits from stock-based compensation	9,108	-
Prepaid debt fees	(8,759)	(391)
Other, net	-	28

Net cash provided by (used in) financing activities	316,021	(40,798)

Increase in cash and cash equivalents	200,883	272
Cash and cash equivalents at beginning of period	33,638	11,624

Cash and cash equivalents at end of period	$234,521	$11,896

Non-cash operating and investing transactions:
Property, plant and equipment purchased but not yet paid	$3,452	$-
Non-cash affects of acquisitions	637	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,215	$1,536
Interest	5,738	8,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 of Itron and our consolidated subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. We are not the primary beneficiary of any variable interest entities.

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc., which is reported within our Software Solutions segment. On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda., located in Brazil, which is reported within our Electricity Metering segment. The operating results of these acquisitions are included in our condensed consolidated financial statements commencing on the date of each acquisition (see Note 5).

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2005 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 24, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Cash and Cash Equivalents

We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. We placed the net proceeds of our $345 million convertible senior subordinated notes (convertible notes) issued in August 2006 into cash equivalents and short-term investments (see Note 8).

Short-term investments

Investment securities are classified into one of three categories: held to maturity, trading or available for sale. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). Investment purchases and sales are accounted for on a trade date basis. Market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB 43, Chapter 4, (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our domestic handheld meter reading unit repair services are provided by an outside vendor, Servatron. At December 31, 2005, we had a 30% equity interest in Servatron, which we sold back to Servatron in the first quarter of 2006 (see Note 12). Consigned inventory held by Servatron totaled $3.7 million at September 30, 2006 and $2.9 million at December 31, 2005.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three and nine months ended September 30, 2006 and 2005, respectively. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prepaid Debt Fees

Prepaid debt fees represent direct costs incurred related to the issuance of long-term debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. Debt fees associated with convertible debt are amortized through the date of the earliest put or conversion option. When debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

Acquisitions

In accordance with SFAS 141, Business Combinations, we record the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Negative goodwill resulting from contingent consideration is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

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

Warranty

We offer industry standard warranties on our hardware products and large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established product. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Beginning balance	$16,954	$11,264	$15,276	$13,574
Electricity Metering acquisition adjustments	-	-	-	(2,128)
New product warranties	829	1,570	2,148	3,038
Other changes/adjustments to warranties	2,591	914	7,103	2,403
Claims activity	(1,770)	(2,497)	(5,923)	(5,636)

Ending balance, September 30	18,604	11,251	18,604	11,251

Less: current portion of warranty	(9,141)	(5,323)	(9,141)	(5,323)

Long-term warranty	$9,463	$5,928	$9,463	$5,928

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.4 million and $2.5 million for the three months ended September 30, 2006 and 2005 and approximately $9.3 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively. Warranty expense is classified within cost of sales.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $3.6 million and $3.2 million for the three months ended September 30, 2006 and 2005 and approximately $10.7 million and $11.1 million for the nine months ended September 30, 2006 and 2005, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.0 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively. Fluctuations in the IBNR accrual are the result of claims activity.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries.

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

Revenue Recognition

Sales consist of hardware, software license fees, custom software development, field and project management service and engineering, consulting, implementation, installation and professional service revenues. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services include installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own, as well as those owned by our customers.

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

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage of completion methodology if project costs can be estimated or the completed contract methodology if project costs can not be reliably estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Under outsourcing arrangements, revenue is recognized as services are provided. Certain consulting services are recognized as services are performed.

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

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. We compute dilutive earnings per share by adjusting the weighted average number of common shares outstanding to consider the effect of the potentially dilutive securities, including stock based awards and convertible debt. Shares that are contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. For periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $2.7 million and $6.8 million, respectively, before income taxes, which includes awards of stock options, Employee Stock Purchase Plan (ESPP) and restricted and unrestricted stock. The related total tax benefit was $493,000 and $1.0 million respectively, for the three and nine months ended September 30, 2006. There was no stock-based compensation capitalized at September 30, 2006. Stock-based compensation expense of $179,000 and $399,000 for the three and nine months ended September 30, 2005 was related to stock grants and employee stock purchases that we recognized under previous accounting standards. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended September 30, 2005. We expense stock-based compensation using the straight-line method.

The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense and a corresponding decrease to pre-tax income of $2.4 million and $6.2 million for the three and nine month periods ended September 30, 2006. A substantial portion of our stock-based compensation can not be expensed for tax purposes. This resulted in a decrease to income after tax of $2.0 million, or $0.08 per basic and diluted share for the quarter and $5.4 million, or $0.21 per basic and diluted share year-to-date. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows. Under SFAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized are classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Cash provided by operating activities decreased and cash provided by financing activities increased by $9.1 million, respectively, related to excess tax benefits from stock awards exercised during the nine month period ended September 30, 2006.

The following table shows the effect on net earnings and earnings per share, for the three and nine months ended September 30, 2005, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP in accordance with SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Disclosures for the three and nine month periods ended September 30, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)

Net income
As reported	$6,002	$16,132
Deduct: stock-based compensation, net of tax	(1,009)	(4,078)

Pro forma net income	$4,993	$12,054

Basic net income per share
As reported	$0.25	$0.70

Pro forma	$0.20	$0.53

Diluted net income per share
As reported	$0.23	$0.66

Pro forma	$0.19	$0.50

The fair value of stock options and ESPP awards issued during the three and nine month periods ended September 30, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Employee Stock Options
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005

Dividend yield	-		-		-		-
Expected volatility	43.2%		58.0%		43.1%		59.0%
Risk-free interest rate	4.9%		4.1%		4.9%		3.7%
Expected life (years)	4.5	9	3.4	0	4.5	8	3.4	0

	ESPP
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005 (1)		2006		2005

Dividend yield	-		-		-		-
Expected volatility	43.5%		-		46.6%		50.9%
Risk-free interest rate	5.1%		-		4.6%		2.5%
Expected life (years)	0.2	5	-		0.2	5	0.2	5

(1)	There was no ESPP activity for the three month period ended September 30, 2005.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Instruments (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which provides the staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB 108 on our financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Basic earnings per share:
Net income available to common shareholders	$9,215	$6,002	$26,488	$16,132

Weighted average number of shares outstanding	25,552	24,441	25,343	22,912

Basic net income per share	$0.36	$0.25	$1.05	$0.70

Diluted earnings per share:
Net income available to common shareholders	$9,215	$6,002	$26,488	$16,132

Weighted average number of shares outstanding	25,552	24,441	25,343	22,912
Effect of dilutive securities: stock-based awards	784	1,478	908	1,559

Adjusted weighted average number of shares outstanding	26,336	25,919	26,251	24,471

Diluted net income per share	$0.35	$0.23	$1.01	$0.66

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At September 30, 2006 and 2005, we had stock-based awards outstanding of approximately 2.3 million and 2.5 million at weighted average option exercise prices of $29.19 and $20.88, respectively. Approximately 368,000 and 11,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended September 30, 2006 and 2005, respectively, because they were anti-dilutive. Approximately 150,000 and 316,000 stock-based awards were excluded from the calculation of diluted EPS for the nine months ended September 30, 2006 and 2005, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible notes that if converted in the future, would have a potentially dilutive effect on our stock (see Note 8). Under the indenture for the convertible notes, upon conversion we are required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. As a result, the effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of our common stock for each of the periods presented is used as the basis for determining dilution. As the conversion criteria had not been met, the convertible notes had no affect on diluted earnings per share.

We have authorized 10.0 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at September 30, 2006 and 2005.

Note 3:    Short-term Investments, Held to Maturity

Our investments are classified as held to maturity, have original maturities of less than one year and consist primarily of U.S. government and federal agencies and commercial paper. We have the intent and ability to hold these investments to maturity. The securities are reported at their amortized cost with premiums and discounts recognized in interest income using the effective interest method over the terms of the securities. Any impairment to the fair value of the securities is considered temporary due to the short-term nature of the investments, with recovery of fair value expected at maturity.

The amortized cost and fair value of our investments at September 30, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

U.S. government and federal agencies	$151,858	$61	$-	$151,919
Commercial paper	19,875	2	(9)	19,868

Total investments held to maturity	$171,733	$63	$(9)	$171,787

Note 4:    Certain Balance Sheet Components

Accounts receivable, net

	At September 30, 2006	At December 31, 2005
	(in thousands)

Trade (net of allowance for doubtful accounts of $451 and $598)	$87,035	$96,106
Unbilled revenue	9,998	8,322

Total accounts receivable, net	$97,033	$104,428

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Beginning balance	$469	$711	$598	$1,312
Provision (benefit) for doubtful accounts	(18)	(79)	(123)	(236)
Accounts charged off	-	(5)	(24)	(449)

Ending balance, September 30	$451	$627	$451	$627

Inventories

A summary of the inventory balances is as follows:

	At September 30, 2006	At December 31, 2005
	(in thousands)

Materials	$29,084	$25,744
Work in process	4,420	5,832
Finished goods	23,990	16,241

Total manufacturing inventories	57,494	47,817
Service inventories	1,459	1,639

Total inventories	$58,953	$49,456

Other current assets

Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of March 31, 2006, our previous headquarters building in Spokane Valley was listed for sale. As a result, the net carrying value of the Spokane Valley facility of approximately $8.6 million was transferred from property, plant and equipment to other current assets.

Property, plant and equipment, net

	At September 30, 2006	At December 31, 2005
	(in thousands)

Machinery and equipment	$54,577	$47,709
Equipment used in outsourcing	16,086	16,086
Computers and purchased software	37,651	34,736
Buildings, furniture and improvements	45,442	45,611
Land	2,482	4,217

Total cost	156,238	148,359
Accumulated depreciation	(72,419)	(70,736)

Property, plant and equipment, net	$83,819	$77,623

Depreciation expense was $3.7 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $11.1 million and $9.7 million for the nine months ended September 30, 2006 and 2005, respectively.

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington, which became our corporate headquarters in the third quarter of 2006. We have invested approximately $10.5 million in capital improvements. For the three and nine month periods ended September 30, 2006, we capitalized interest costs of approximately $500,000 and $900,000, respectively, relating to improvements to our new corporate headquarters. Capital improvements were substantially complete at September 30, 2006.

Note 5:    Business Combinations

Quantum Consulting, Inc.

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc. (Quantum), an energy consulting firm. The acquisition expands our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment. The preliminary purchase price, net of cash acquired of $81,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$4,015
Direct transaction costs	476

Total purchase price	$4,491

Of the purchase price consideration, $400,000 is retained in an escrow account for indemnifications made by Quantum. The amount in escrow will be released at predetermined intervals through April 2008. Additional contingent consideration of up to $1.0 million will be paid to Quantum shareholders if certain defined financial targets are achieved in 2006, 2007 and 2008. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. An additional payment will also be made to Quantum shareholders, of up to $1.0 million, if certain key individuals remain employees through March 2009. A substantial portion of the payment will be recognized as compensation expense over the retention period.

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. The fair value adjustments are substantially complete. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

	April 1, 2006 Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net assets assumed	$446
Identified intangible assets - amortizable
Non-compete agreements	670	54
Contract backlog	360	36
Goodwill	3,015

Total purchase price	$4,491

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

ELO Sistemas e Tecnologia Ltda.

On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda. (ELO) for an initial cash payment of approximately $1.9 million, subject to a working capital adjustment expected to be paid in the fourth quarter of 2006. Cash consideration also included the settlement of a $637,000 payable from ELO to us for inventory purchased by ELO prior to the acquisition. Additional contingent consideration will be payable if certain financial targets are achieved over the next five years. Operations reside in Campinas, Brazil and include sales, manufacturing, service and maintenance, consulting and administrative functions related to meters, automatic meter reading (AMR) technology and related systems in South America. The preliminary purchase price, which includes direct transaction costs, net of cash acquired of $10,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$2,539
Direct transaction costs	1,120

Total purchase price	$3,659

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The estimated fair value of the net assets acquired and liabilities assumed exceeded the initial cash consideration paid by approximately $5.5 million, resulting in negative goodwill. In a business combination with contingent consideration, the lesser of the maximum amount of contingent consideration or the total amount of negative goodwill should be recorded as a liability. As the purchase agreement does not limit the maximum contingent consideration payable, the full amount of the negative goodwill is reflected as a long-term liability. If contingent payments are made, we will apply the payments against the contingent liability. Payments in excess of the contingent liability balance, if any, will be recorded as goodwill.

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. We are continuing to review the assets acquired and liabilities assumed, including intangible assets and the associated lives, and expect to finalize a majority of the fair value adjustments by the end of 2006.

	June 1, 2006 Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net assets assumed	$655
Identified intangible assets - amortizable
Customer relationships/contracts	6,697	175
Contract backlog	1,731	12
Contingent purchase price liability	(5,424)

Total purchase price	$3,659

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Electricity Metering segment in accordance with SFAS 142. Due to changes in foreign currency exchange rates, the contingent purchase price liability can increase or decrease, with a corresponding change in accumulated other comprehensive income (loss). The contingent purchase price liability was approximately $5.7 million at September 30, 2006.

Pro forma results are not presented for the acquisitions of Quantum and ELO because they were not considered material business combinations in accordance with SFAS 141.

Note 6:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At September 30, 2006			At December 31, 2005
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)

Core-developed technology	$154,330	$(72,031)	$82,299	$154,330	$(54,064)	$100,266
Patents	7,088	(4,967)	2,121	7,088	(4,690)	2,398
Capitalized software	5,065	(5,065)	-	5,065	(5,065)	-
Distribution and production rights	3,935	(3,343)	592	3,935	(3,220)	715
Customer contracts	15,766	(7,657)	8,109	8,750	(7,028)	1,722
Trademarks and tradenames	25,710	(10,923)	14,787	25,710	(7,634)	18,076
Other	9,296	(7,267)	2,029	6,450	(6,334)	116

Total identified intangible assets	$221,190	$(111,253)	$109,937	$211,328	$(88,035)	$123,293

A summary of the identifiable intangible asset account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Beginning balance	$221,121	$211,328	$211,328	$211,328
Intangible assets acquired (adjusted)	(172)	-	9,458	-
Effect of change in exchange rates	241	-	404	-

Ending balance, total intangible assets, gross	$221,190	$211,328	$221,190	$211,328

Increases in identified intangible assets were the result of the Quantum and ELO acquisitions in the second quarter of 2006, with adjustments to the valuation of the assets acquired occurring in the third quarter of 2006. The carrying amount of intangible assets can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. At September 30, 2006, the intangible assets associated with the ELO acquisition increased approximately $400,000 as a result of a change in foreign currency rates. Intangible asset amortization expense was approximately $8.3 million and $9.7 million for the three months ended September 30, 2006 and 2005, respectively. Intangible asset amortization expense was approximately $23.2 million and $29.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Estimated annual amortization expense is as follows:

Estimated Annual Amortization
(in thousands)

2006 (remaining)	$7,778
2007	25,330
2008	22,168
2009	18,709
2010	13,046
Beyond 2010	22,906

Total identified intangible assets, net	$109,937

Note 7:    Goodwill

On April 1, 2006, we completed the acquisition of Quantum and recorded a preliminary allocation of the purchase price, resulting in $3.0 million of estimated goodwill. On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized. Goodwill decreased in 2005 primarily due to a $2.1 million adjustment related to a warranty accrual associated with the Electricity Metering acquisition. Goodwill balances can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

The following table reflects goodwill allocated to each reporting segment during the nine months ended September 30, 2006 and 2005, respectively.

	Hardware Solutions
	Electricity Metering	Meter Data Collection	Software Solutions	Total Company
	(in thousands)

Goodwill balance, January 1, 2005	$26,236	$73,337	$17,898	$117,471
Goodwill adjustments	(1,758)	-	-	(1,758)
Effect of change in exchange rates	91	221	54	366

Goodwill balance, September 30, 2005	$24,569	$73,558	$17,952	$116,079

Goodwill balance, January 1, 2006	$24,555	$73,532	$17,945	$116,032
Goodwill acquired	-	-	3,015	3,015
Effect of change in exchange rates	161	304	74	539

Goodwill balance, September 30, 2006	$24,716	$73,836	$21,034	$119,586

Note 8:    Debt

The components of our borrowings are as follows:

	At September 30, 2006	At December 31, 2005
	(in thousands)

Senior subordinated notes	$124,299	$124,226
Convertible senior subordinated notes	345,000	-
Senior secured credit facility term loan	-	24,676
Real estate term note	-	14,800
Project financing debt	-	3,227

	469,299	166,929
Current portion of debt	-	(4,376)

Total long-term debt	$469,299	$162,553

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at September 30, 2006. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2006 and December 31, 2005. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the subordinated notes, at 107.75%, with the proceeds of certain sales of our common stock.

Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) due August 2026. Fixed interest payments of approximately $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture, as filed with this Quarterly Report on Form 10-Q. The convertible notes are registered with the SEC and are generally transferable. The contingent interest feature represents an embedded derivative. The fair value of this embedded derivative was not significant at issuance or at September 30, 2006.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

•	during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;

•	during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

•	if the convertible notes are called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of defined corporate events.

The convertible notes also contain put options, which may require us, at the option of the holder, to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at the principal amount, plus accrued and unpaid interest.

Upon conversion, the principal amount of the convertible notes will be settled in cash and, at our option, the remaining conversion obligation (stock price in excess of conversion price) may be settled in cash, shares or a combination. The conversion rate for the convertible notes is subject to adjustment upon the occurrence of certain corporate events, as defined in the indenture, to ensure that the economic rights of the convertible notes are preserved. We may redeem some or all of the convertible notes for cash, on or after August 1, 2011, for a price equal to 100% of the principal amount plus accrued and unpaid interest.

Net proceeds of approximately $336.3 million may be used to acquire or invest in businesses, products or technologies that are complementary to our own. We may also use the proceeds for general corporate purposes. The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2006. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

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

At September 30, 2006, there were no borrowings outstanding under the revolver and $22.9 million was utilized by outstanding standby letters of credit resulting in $32.1 million available for additional borrowings. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance these debt covenants at September 30, 2006 and December 31, 2005.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 1.0% to 2.0%, or Prime plus zero to 1.5%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.25% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 1.0% to 2.0%.

Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $13.9 million and $8.9 million at September 30, 2006 and December 31, 2005, respectively.

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

Note 9:    Restructurings

In 2004, we incurred restructuring costs associated with the implementation of a new internal organizational structure, which resulted in staffing reductions and other restructuring expenses. These accrued costs were fully paid to employees by December 31, 2005. We have incurred lease termination costs in prior years. Accrued liabilities and expenses associated with these prior restructuring efforts consisted of the following, for the nine months ended September 30, 2005:

	Severance and Related Costs	Lease Termination and Related Costs
	(in thousands)

Accrual balance at December 31, 2004	$2,317	$175
Addition/adjustments to accruals	390	(109)
Cash payments	(2,694)	-

Accrual balance at September 30, 2005	$13	$66

Liabilities for employee severance are recorded within wages and benefits payable and liabilities for lease terminations are recorded within accrued expenses. Lease termination and related costs are dependent on our ability to sublease vacant space and are reported as general and administrative expenses. The remaining $13,000 severance related liability at September 30, 2005 was paid as of December 31, 2005. The accrued liability for lease termination and related costs was $10,000 at September 30, 2006. There was no restructuring activity during the three and nine months ended September 30, 2006.

Note 10:    Income Taxes

Our effective income tax rates differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes.

We estimate that our 2006 annual effective income tax rate will be approximately 42%, which excludes interim discrete events. Our effective income tax rate was 39% for the three and nine months ended September 30, 2006. The rate for the three and nine months ended September 30, 2006 is lower than the estimated annual rate due to tax benefits from certain federal, state and Canadian credits and the realization of deferred tax assets related to a foreign subsidiary. Our 2006 effective income tax rates are higher than the statutory rate due to state income taxes and the implementation of SFAS 123(R).

Our 2005 annual effective income tax rate of 34% was lower than the statutory tax rate due to the benefit of research credits. In the second quarter of 2005, we completed a research credit study for the years 1997 through 2004, recognizing a $5.9 million net tax credit as an offset to the provision for income taxes. Due primarily to this credit, we had a net tax benefit of approximately $963,000 for the nine month period ended September 30, 2005. We had a provision of approximately $3.4 million for the three month period ended September 30, 2005.

Our estimated 2006 annual effective income tax rate does not include a federal research credit, as the credit expired on December 31, 2005. Congress is currently discussing extension and/or revision of the research credit. As of September 30, 2006, the research credit had not been extended or reinstated by Congress. If a research credit is granted by Congress, our effective annual income tax rate for 2006 is expected to be lower than the current estimated rate of 42%.

Note 11:    Stock-Based Compensation

Stock Option Plans

At September 30, 2006, we had three stock-based compensation plans in effect, but we are currently granting options under one. Stock options to purchase the Company’s common stock are granted at the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

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

The expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $2.3 million and $5.9 million, respectively. For the three and nine months ended September 30, 2006, we issued 548,200 and 578,200 shares with weighted average fair values of $20.74 and $21.00, respectively.

A summary of our stock option activity during the nine months ended September 30, 2006 is as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Outstanding, January 1, 2006	2,443	$21.24
Granted	578	49.29
Exercised	674	17.33
Forfeited	59	32.47
Expired	-	-

Outstanding, September 30, 2006	2,288	$29.19	7.69	$61,096

Exercisable and expected to vest, September 30, 2006	2,119	$28.11	7.58	$58,858

Exercisable, September 30, 2006	1,059	$17.77	6.17	$40,266

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $55.80 as of the last business day of the period ended September 30, 2006, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $19.1 million, which is expected to be recognized over a weighted average period of approximately 27 months. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $27.8 million and the total fair value of options vested was $32.2 million.

We issue new shares of common stock upon the exercise of stock options.

As of September 30, 2006, there were 487,509 shares of common stock available for issuance pursuant to stock-based awards. Additional information regarding options outstanding as of September 30, 2006, is as follows:

	Outstanding Options			Exercisable Options
	Shares (in 000’s)	Remaining Life (years)	Weighted Average Price	Shares (in 000’s)	Weighted Average Price

Range of Exercise Prices
$ 4.87 - $ 8.34	312	3.94	$6.88	312	$6.88
$ 8.34 - $20.00	210	5.96	15.36	182	14.76
$20.00 - $26.65	717	7.50	21.19	429	20.72
$26.65 - $37.40	448	8.58	37.38	135	37.35
$37.40 - $48.51	570	9.82	48.28	-	-
$48.51 - $70.99	31	9.50	62.96	1	50.29

	2,288	7.69	$29.19	1,059	$17.77

Employee Stock Purchase Plan

We are authorized to issue shares of common stock to our eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. We had no unrecognized compensation cost associated with the third quarter 2006 offering of stock under this plan. Under the ESPP, we sold 33,201 and 28,667 shares to employees in the nine months ended September 30, 2006 and 2005, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was approximately $95,000 and $287,000, respectively.

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

The award for 2005 was $1.8 million, with 30,542 shares issued on February 15, 2006, at a weighted average grant-date fair value of $59.16. For the three and nine months ended September 30, 2006 approximately $85,000 and $164,000 were recognized as expense. As of September 30, 2006, total unrecognized stock-based compensation expense related to the 2005 LTPP was approximately $747,000, which will be recognized through December 31, 2008. For the 2006 yearly goals and associated potential award, approximately $86,000 and $181,000 were recognized as expense for the three and nine months ended September 30, 2006. A summary of the restricted stock activity during the nine months ended September 30, 2006 is as follows:

Restricted Shares
Nonvested, January 1, 2006	-
Granted	30,542
Vested	(1,171)
Forfeited	(6,938)

Nonvested, September 30, 2006	22,433

Board of Directors’ Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three and nine months ended September 30, 2006, we issued 2,232 and 5,628 of unrestricted stock awards to our Board of Directors, with a weighted average grant-date fair value of $60.35 and $50.59, respectively. The expense related to these awards for the three and nine months ended September 30, 2006 was approximately $135,000 and $285,000, respectively. All awards were fully vested and expensed when granted.

Note 12:    Related Party Transactions

At December 31, 2005, we had a 30% equity interest in Servatron, a company that serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. During February 2006, we received a dividend of $193,000, which was recorded as a return on investment. During March 2006, we sold our equity interest back to Servatron for $1.0 million, recognizing a loss of $242,000. At March 31, 2006, we had no ownership in Servatron. Our Chief Executive Officer continues to serve as a board member of Servatron. We sublease a portion of our Spokane Valley facility, which is currently held for sale (Note 4), to Servatron.

During the first quarter of 2006, our Chief Financial Officer became a board member of a financial institution, which is a 3.6% participant in our $55 million revolver.

Note 13:    Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required to be recorded for agreements entered into as of September 30, 2006 and December 31, 2005.

We maintain bid and performance bonds for certain customers. Bonds in force were $3.0 million at September 30, 2006 and December 31, 2005. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $22.9 million and $22.6 million at September 30, 2006 and December 31, 2005, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At September 30, 2006, there were no material contingencies requiring accrual or disclosure.

Note 14:    Segment Information

We have two operating groups (Hardware Solutions and Software Solutions). Hardware Solutions is comprised of two segments, Electricity Metering and Meter Data Collection and Software Solutions represents a single segment. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to product lines. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and manufacturing overhead. Software Solutions cost of sales includes distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc. was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Itron Electricity Metering, Inc. merged with Itron, Inc. Approximately 50% and 60% of depreciation expense was allocated to the segments at September 30, 2006 and 2005, respectively, with the remaining portion unallocated. Unallocated depreciation increased in 2006, compared with 2005, due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $12.8 million and $10.3 million for the three months ended September 30, 2006 and 2005 and $27.2 million and $28.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Segment Products

Segment	Major Products

Hardware Solutions— Electricity Metering	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation, implementation and other services.

Hardware Solutions— Meter Data Collection	Residential and commercial AMR standalone modules, OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation, implementation and maintenance support services.

Software Solutions	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Revenues
Hardware Solutions
Electricity Metering	$81,575	$58,598	$250,420	$173,326
Meter Data Collection	69,437	70,638	191,298	182,506

Total Hardware Solutions	151,012	129,236	441,718	355,832
Software Solutions	13,694	11,909	42,351	36,906

Total Company	$164,706	$141,145	$484,069	$392,738

Gross profit
Hardware Solutions
Electricity Metering	$31,466	$24,236	$100,392	$73,223
Meter Data Collection	30,965	32,080	85,132	80,412

Total Hardware Solutions	62,431	56,316	185,524	153,635
Software Solutions	4,994	4,714	17,707	15,132

Total Company	$67,425	$61,030	$203,231	$168,767

Operating income (loss)
Hardware Solutions
Electricity Metering	$27,296	$20,178	$89,070	$60,504
Meter Data Collection	24,881	26,656	67,672	64,601
Other unallocated costs	(9,736)	(5,938)	(28,169)	(18,143)

Total Hardware Solutions	42,441	40,896	128,573	106,962
Software Solutions	(3,874)	(2,996)	(9,698)	(8,570)
Corporate unallocated	(22,691)	(23,722)	(66,351)	(68,130)

Total Company	15,876	14,178	52,524	30,262
Total other income (expense)	(748)	(4,794)	(9,046)	(15,093)

Income before income taxes	$15,128	$9,384	$43,478	$15,169

Revenues from AMR related to electricity meters can be reflected in either our Electricity Metering or Meter Data Collection segments. Standalone electric AMR module shipments, reflected in Meter Data Collection, have declined in 2006 due to a planned transition to AMR embedded in our electricity meters, resulting in a shift in sales to our Electricity Metering segment.

One customer accounted for 11% and 18% of total Company revenues, and 23% and 34% of Electricity Metering segment revenues, for the three and nine months ended September 30, 2006, respectively.

One customer accounted for 13% of Meter Data Collection segment revenues for both the three and nine month periods ended September 30, 2006. No customer represented more than 10% of Meter Data Collection segment revenues for the three and nine months ended September 30, 2005.

One customer accounted for 10% of Software Solutions segment revenues for the three months ended September 30, 2006. No customer represented more than 10% of Software Solutions revenues for the nine months ended September 30, 2006 or for the three and nine months ended September 30, 2005.

One customer accounted for approximately 13% of Electricity Metering revenues and 6% of total Company revenues for the third quarter of 2005. No customer represented more than 10% of total Company or Electricity Metering revenues for the nine months ended September 30, 2005.

Note 15:    Other Comprehensive Income

Other comprehensive income adjustments are reflected as an increase (decrease) to shareholders’ equity and are not reflected in the results of operations. Operating results adjusted to reflect other comprehensive income items during the period, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Net income	$9,215	$6,002	$26,488	$16,132
Change in foreign currency translation adjustments, net of tax	89	559	770	97

Total other comprehensive income	$9,304	$6,561	$27,258	$16,229

Accumulated other comprehensive income, net of tax, was approximately $1.6 million and $871,000 at September 30, 2006 and December 31, 2005, respectively, and consisted of the adjustments for foreign currency translation as indicated above.

Note 16:    Consolidating Financial Information

The credit facility and the senior subordinated notes are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. The convertible notes issued in August 2006 are currently not guaranteed by any of our operating subsidiaries. The convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company. The following consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

During the second quarter of 2006, we acquired Quantum and ELO. Commencing on the date of each acquisition, Quantum is reflected within parent and ELO is reflected within the non-guarantor subsidiaries (see Note 5).

In addition, we have four wholly owned domestic guarantor subsidiaries, which were established for various business purposes. These subsidiaries are considered minor and are included within the parent as of and for the periods ended September 30, 2006 and December 31, 2005.

Effective January 1, 2006, the legal entity holding the U.S. operations of our Electricity Metering business (a guarantor subsidiary) was merged into the parent company. As a result of this merger, the assets, liabilities and operations of this guarantor subsidiary have been combined with the parent company as of and for the three and nine month periods ended September 30, 2006. In addition, as a result of our legal entity merger on January 1, 2006, we have restated the parent and guarantor subsidiary information for the 2005 periods presented to reflect the new legal entity structure.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues
Sales	$143,494	$13,416	$(4,887)	$152,023
Service	13,373	1,793	(2,483)	12,683

Total revenues	156,867	15,209	(7,370)	164,706

Cost of revenues
Sales	86,853	8,356	(4,890)	90,319
Service	6,226	3,009	(2,273)	6,962

Total cost of revenues	93,079	11,365	(7,163)	97,281

Gross profit	63,788	3,844	(207)	67,425
Operating expenses
Sales and marketing	13,640	1,536	-	15,176
Product development	14,983	849	(206)	15,626
General and administrative	11,519	944	-	12,463
Amortization of intangible assets	7,741	543	-	8,284

Total operating expenses	47,883	3,872	(206)	51,549

Operating income (loss)	15,905	(28)	(1)	15,876
Other income (expense)
Interest income	3,560	29	(122)	3,467
Interest expense	(3,961)	(190)	123	(4,028)
Other income (expense), net	(154)	(33)	-	(187)

Total other income (expense)	(555)	(194)	1	(748)

Income (loss) before income taxes	15,350	(222)	-	15,128
Income tax (provision) benefit	(6,125)	212	-	(5,913)
Equity in losses of non-guarantor subsidiaries	(10)	-	10	-

Net income (loss)	$9,215	$(10)	$10	$9,215

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$125,343	$9,342	$(6,002)	$128,683
Service	11,713	1,790	(1,041)	12,462

Total revenues	137,056	11,132	(7,043)	141,145

Cost of revenues
Sales	72,236	6,823	(5,880)	73,179
Service	6,436	1,245	(745)	6,936

Total cost of revenues	78,672	8,068	(6,625)	80,115

Gross profit	58,384	3,064	(418)	61,030
Operating expenses
Sales and marketing	12,124	1,559	5	13,688
Product development	11,729	517	(439)	11,807
General and administrative	11,168	477	-	11,645
Amortization of intangible assets	9,712	-	-	9,712

Total operating expenses	44,733	2,553	(434)	46,852

Operating income	13,651	511	16	14,178
Other income (expense)
Interest income	276	98	(305)	69
Interest expense	(4,349)	(284)	305	(4,328)
Other income (expense), net	(332)	(187)	(16)	(535)

Total other income (expense)	(4,405)	(373)	(16)	(4,794)

Income before income taxes	9,246	138	-	9,384
Income tax provision	(3,150)	(232)	-	(3,382)
Equity in losses of non-guarantor subsidiaries	(94)	-	94	-

Net income (loss)	$6,002	$(94)	$94	$6,002

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues
Sales	$423,415	$38,202	$(14,683)	$446,934
Service	42,484	7,124	(12,473)	37,135

Total revenues	465,899	45,326	(27,156)	484,069

Cost of revenues
Sales	253,085	21,909	(14,715)	260,279
Service	18,678	13,936	(12,055)	20,559

Total cost of revenues	271,763	35,845	(26,770)	280,838

Gross profit	194,136	9,481	(386)	203,231
Operating expenses
Sales and marketing	42,555	4,423	-	46,978
Product development	42,863	1,097	(544)	43,416
General and administrative	34,741	2,204	159	37,104
Amortization of intangible assets	22,458	751	-	23,209

Total operating expenses	142,617	8,475	(385)	150,707

Operating income	51,519	1,006	(1)	52,524
Other income (expense)
Interest income	4,268	123	(202)	4,189
Interest expense	(12,061)	(501)	203	(12,359)
Other income (expense), net	(830)	(46)	-	(876)

Total other income (expense)	(8,623)	(424)	1	(9,046)

Income before income taxes	42,896	582	-	43,478
Income tax (provision) benefit	(17,633)	643	-	(16,990)
Equity in earnings of non-guarantor subsidiaries	1,225	-	(1,225)	-

Net income	$26,488	$1,225	$(1,225)	$26,488

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues
Sales	$355,935	$29,676	$(29,915)	$355,696
Service	34,040	5,733	(2,731)	37,042

Total revenues	389,975	35,409	(32,646)	392,738

Cost of revenues
Sales	210,124	23,088	(30,024)	203,188
Service	18,770	3,194	(1,181)	20,783

Total cost of revenues	228,894	26,282	(31,205)	223,971

Gross profit	161,081	9,127	(1,441)	168,767
Operating expenses
Sales and marketing	36,500	3,951	5	40,456
Product development	34,975	1,622	(1,462)	35,135
General and administrative	32,061	1,320	-	33,381
Amortization of intangible assets	29,143	-	-	29,143
Restructurings	197	193	-	390

Total operating expenses	132,876	7,086	(1,457)	138,505

Operating income	28,205	2,041	16	30,262
Other income (expense)
Interest income	774	104	(711)	167
Interest expense	(15,146)	(845)	711	(15,280)
Other income (expense), net	119	(83)	(16)	20

Total other income (expense)	(14,253)	(824)	(16)	(15,093)

Income before income taxes	13,952	1,217	-	15,169
Income tax (provision) benefit	1,504	(541)	-	963
Equity in earnings of non-guarantor subsidiaries	676	-	(676)	-

Net income	$16,132	$676	$(676)	$16,132

Condensed Consolidating Balance Sheet

September 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$224,275	$10,246	$-	$234,521
Short-term investments, held to maturity	171,733	-	-	171,733
Accounts receivable, net	84,233	12,800	-	97,033
Intercompany accounts receivable	8,696	6,242	(14,938)	-
Inventories	55,953	3,000	-	58,953
Deferred income taxes, net	21,619	836	-	22,455
Other	21,260	1,787	-	23,047
Intercompany other	2,382	3,500	(5,882)	-

Total current assets	590,151	38,411	(20,820)	607,742

Property, plant and equipment, net	79,505	4,314	-	83,819
Intangible assets, net	101,805	8,132	-	109,937
Goodwill	106,320	13,266	-	119,586
Deferred income taxes, net	45,133	2,432	(790)	46,775
Intercompany notes receivable	6,587	1,298	(7,885)	-
Other	45,859	1,089	(29,787)	17,161

Total assets	$975,360	$68,942	$(59,282)	$985,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$48,402	$4,264	$-	$52,666
Intercompany accounts payable	6,244	8,694	(14,938)	-
Wages and benefits payable	23,264	1,538	-	24,802
Current portion of warranty	8,471	670	-	9,141
Short-term intercompany advances	3,500	2,382	(5,882)	-
Unearned revenue	26,340	1,265	-	27,605

Total current liabilities	116,221	18,813	(20,820)	114,214

Long-term debt	469,299	-	-	469,299
Intercompany notes payable	1,297	6,588	(7,885)	-
Warranty	9,463	-	-	9,463
Contingent purchase price	5,686	-	-	5,686
Other obligations	1,339	7,659	(790)	8,208

Total liabilities	603,305	33,060	(29,495)	606,870

Shareholders’ equity
Preferred stock	-	-	-	-
Common stock	345,404	29,765	(29,765)	345,404
Accumulated other comprehensive income (loss), net	(4,454)	6,095	-	1,641
Retained earnings	31,105	22	(22)	31,105

Total shareholders’ equity	372,055	35,882	(29,787)	378,150

Total liabilities and shareholders’ equity	$975,360	$68,942	$(59,282)	$985,020

Condensed Consolidating Balance Sheet

December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$28,064	$5,574	$-	$33,638
Accounts receivable, net	96,707	7,721	-	104,428
Intercompany accounts receivable	3,460	8,977	(12,437)	-
Inventories	46,792	2,664	-	49,456
Deferred income taxes, net	22,895	299	-	23,194
Other	8,575	2,366	-	10,941
Intercompany other	227	3,500	(3,727)	-

Total current assets	206,720	31,101	(16,164)	221,657

Property, plant and equipment, net	74,097	3,526	-	77,623
Intangible assets, net	123,233	60	-	123,293
Goodwill	103,305	12,727	-	116,032
Deferred income taxes, net	47,987	1,806	(838)	48,955
Intercompany notes receivable	1,966	-	(1,966)	-
Other	38,200	48	(26,924)	11,324

Total assets	$595,508	$49,268	$(45,892)	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,720	$1,495	$-	$46,215
Intercompany accounts payable	8,966	3,471	(12,437)	-
Wages and benefits payable	22,761	971	-	23,732
Current portion of debt	3,516	860	-	4,376
Current portion of warranty	7,972	525	-	8,497
Short-term intercompany advances	-	3,727	(3,727)	-
Unearned revenue	21,801	957	-	22,758

Total current liabilities	109,736	12,006	(16,164)	105,578

Long-term debt	160,186	-	-	160,186
Project financing debt	-	2,367	-	2,367
Intercompany notes payable	-	1,966	(1,966)	-
Warranty	6,708	71	-	6,779
Deferred income taxes, net	-	838	(838)	-
Other obligations	6,333	107	-	6,440

Total liabilities	282,963	17,355	(18,968)	281,350

Shareholders’ equity
Preferred stock	-	-	-	-
Common stock	312,047	28,132	(28,133)	312,046
Accumulated other comprehensive income (loss), net	(4,119)	4,962	28	871
Retained earnings (accumulated deficit)	4,617	(1,181)	1,181	4,617

Total shareholders’ equity	312,545	31,913	(26,924)	317,534

Total liabilities and shareholders’ equity	$595,508	$49,268	$(45,892)	$598,884

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$26,488	$1,225	$(1,225)	$26,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,952	1,314	-	34,266
Employee stock plans income tax benefits	12,686	-	-	12,686
Excess tax benefits from stock-based compensation	(9,108)	-	-	(9,108)
Stock-based compensation	6,811	-	-	6,811
Amortization of prepaid debt fees	3,718	48	-	3,766
Deferred income taxes, net	3,965	(1,181)	-	2,784
Equity in earnings (losses) of non-guarantor subsidiaries	(1,225)	-	1,225	-
Other, net	(1,190)	(18)	-	(1,208)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,337	(4,921)	-	9,416
Inventories	(9,161)	612	-	(8,549)
Long-term note receivable, net	1,298	(1,298)	-	-
Accounts payable and accrued expenses	3,499	123	-	3,622
Wages and benefits payable	926	162	-	1,088
Unearned revenue	5,468	290	-	5,758
Warranty	3,254	74	-	3,328
Other long-term obligations	(237)	-	-	(237)
Intercompany transactions, net	(7,958)	7,958	-	-
Other, net	(4,230)	307	-	(3,923)

Net cash provided by operating activities	82,293	4,695	-	86,988

Investing activities
Purchases of investments held to maturity	(170,434)	-	-	(170,434)
Acquisitions of property, plant and equipment	(25,220)	(658)	-	(25,878)
Business acquisitions, net	(5,932)	(1,389)	-	(7,321)
Cash transferred to parent	-	(1,295)	1,295	-
Cash transferred to non-guarantor subsidiaries	(500)	-	500	-
Intercompany notes, net	(4,622)	-	4,622	-
Other, net	83	1,424	-	1,507

Net cash used in investing activities	(206,625)	(1,918)	6,417	(202,126)

Financing activities
Proceeds from borrowings	345,000	-	-	345,000
Payments on debt	(39,476)	(3,227)	-	(42,703)
Issuance of common stock	13,375	-	-	13,375
Excess tax benefits from stock-based compensation	9,108	-	-	9,108
Prepaid debt fees	(8,759)	-	-	(8,759)
Cash transferred from parent	-	500	(500)	-
Cash transferred from non-guarantor subsidiaries	1,295	-	(1,295)	-
Intercompany notes payable	-	4,622	(4,622)	-

Net cash provided by financing activities	320,543	1,895	(6,417)	316,021

Increase in cash and cash equivalents	196,211	4,672	-	200,883
Cash and cash equivalents at beginning of period	28,064	5,574	-	33,638

Cash and cash equivalents at end of period	$224,275	$10,246	$-	$234,521

Non-cash operating and investing transactions:
Property, plant and equipment purchased but not yet paid	$2,950	$502	$-	$3,452
Non-cash affects of acquisitions	-	637	-	637

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,936	$279	$-	$3,215
Interest	5,488	250	-	5,738

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$16,132	$676	$(676)	$16,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,183	602	-	38,785
Employee stock plans income tax benefits	14,399	-	-	14,399
Stock-based compensation	399	-	-	399
Amortization of prepaid debt fees	4,330	-	-	4,330
Deferred income taxes, net	(16,572)	259	-	(16,313)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries	(676)	-	676	-
Other, net	1,726	(192)	-	1,534
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,963)	225	-	(4,738)
Inventories	(4,231)	(968)	-	(5,199)
Accounts payable and accrued expenses	1,042	(682)	-	360
Wages and benefits payable	7,751	(339)	-	7,412
Unearned revenue	(3,212)	127	-	(3,085)
Warranty	(52)	(142)	-	(194)
Other long-term obligations	(436)	-	-	(436)
Intercompany transactions, net	(3,595)	3,595	-	-
Other, net	(3,774)	(58)	-	(3,832)

Net cash provided by operating activities	46,451	3,103	-	49,554

Investing activities
Acquisitions of property, plant and equipment	(10,127)	(137)	-	(10,264)
Cash transferred to parent	-	(2,500)	2,500	-
Cash transferred to non-guarantor subsidiaries	154	-	(154)	-
Intercompany notes, net	4,870	-	(4,870)	-
Other, net	(1,893)	2,259	1,414	1,780

Net cash used in investing activities	(6,996)	(378)	(1,110)	(8,484)

Financing activities
Payments on debt	(122,111)	(593)	-	(122,704)
Issuance of common stock	82,269	1,414	(1,414)	82,269
Prepaid debt fees	(391)	-	-	(391)
Intercompany notes, net	-	(4,870)	4,870	-
Cash received from non-guarantor subsidiaries	2,500	-	(2,500)	-
Cash received from parent	-	(154)	154	-
Other, net	-	28	-	28

Net cash used in financing activities	(37,733)	(4,175)	1,110	(40,798)

Increase (decrease) in cash and cash equivalents	1,722	(1,450)	-	272
Cash and cash equivalents at beginning of period	5,854	5,770	-	11,624

Cash and cash equivalents at end of period	$7,576	$4,320	$-	$11,896

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,267	$269	$-	$1,536
Interest	8,771	215	-	8,986

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

Our SEC filings are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, the impact of new accounting pronouncements and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When included in this discussion, the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements rely on a number of assumptions and estimates, which could be inaccurate, and which are subject to risks and uncertainties that could cause our actual results to vary materially from those anticipated. Such risks and uncertainties include, among others, 1) the rate and timing of customer demand for our products, 2) delays, rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission (FCC) licensing actions), 5) our dependence on new product development and intellectual property, 6) future acquisitions, including potential disruptions in operations associated with integration activities and performance expectations and 7) other factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation or undertaking to update publicly or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Sales revenues may include hardware, software licenses, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services include installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes for systems we own as well as those owned by our customers. Hardware cost of sales includes materials, direct labor, warranty expense and manufacturing overhead. Software cost of sales includes distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware and software cost of services include materials, labor and overhead.

Highlights

We delivered approximately 6.9 million automatic meter reading (AMR) endpoints (electricity meters and standalone modules) in the first nine months of 2006. This was a 37% increase over the number of endpoints delivered in the first nine months of 2005. Total backlog was $325 million at September 30, 2006, which is the same as the total backlog at September 30, 2005. September 30, 2005 backlog included $118 million for Progress Energy, compared with only $14 million remaining at September 30, 2006. Current backlog remains at all time high levels, but is more diversified than last year.

Operating margins during the three and nine month periods ended September 30, 2006 improved compared with the same periods last year because revenue grew more than operating expenses and intangible asset amortization expense declined. Operating cash flows were $37.4 million higher in the first nine months of 2006, as compared with the same period in 2005, with the majority of cash flow used to pay down bank debt.

In August 2006, we issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) with the intent to use the proceeds to acquire or invest in businesses complementary to our own. The proceeds are invested in cash equivalent and short-term investment instruments.

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards. We recognized $2.7 million and $6.8 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, compared with $179,000 and $399,000 for the same periods in 2005. The primary increase in stock-based compensation expense is due to the expensing of stock awards, which commenced on January 1, 2006 under SFAS 123(R).

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues, gross profit and gross margin for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in millions)			(in millions)
Revenues
Sales	$152.0	$128.7	18%	$446.9	$355.7	26%
Service	12.7	12.4	2%	37.2	37.0	1%

Total revenues	$164.7	$141.1	17%	$484.1	$392.7	23%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)		(in millions)		(in millions)
Gross Profit and Margin
Sales	$61.7	41%	$55.6	43%	$186.6	42%	$152.6	43%
Service	5.7	45%	5.5	44%	16.6	45%	16.2	44%

Total gross profit and margin	$67.4	41%	$61.1	43%	$203.2	42%	$168.8	43%

Revenues

Sales revenues increased $23.3 million and $91.2 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005, as a result of increased sales of electricity meters, AMR gas modules and installation services.

One customer, Progress Energy, represented 11% and 18% of total revenues for the three and nine months ended September 30, 2006, respectively. No customer represented more than 10% of total revenues for the three and nine months ended September 30, 2005. The 10 largest customers accounted for approximately 38% and 40% of total revenues during the three and nine months ended September 30, 2006. During the same periods in 2005, our 10 largest customers accounted for approximately 31% and 22%, respectively.

Gross Margins

As a percentage of revenue, sales gross margin for the three and nine months ended September 30, 2006 was slightly lower, compared with the same periods in 2005, due to a shift in product mix, including a higher portion of installation services.

Segment Revenues, Gross Profit and Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions). Hardware Solutions is comprised of two segments, Electricity Metering and Meter Data Collection and Software Solutions represents a single segment. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to product lines. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and manufacturing overhead. Software

Solutions cost of sales includes distribution and documentation costs for applications sold, along with other labor and operating costs for custom software development, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment may include sales, marketing, product development or administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense), amortization expense and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc. was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Itron Electricity Metering, Inc. merged with Itron, Inc. Approximately 50% and 60% of depreciation expense was allocated to the segments at September 30, 2006 and 2005, respectively, with the remaining portion unallocated. Unallocated depreciation increased in 2006, compared with 2005, due to the purchase of our new corporate headquarters facility at the end of 2005, which is not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $12.8 million and $10.3 million for the three months ended September 30, 2006 and 2005 and $27.2 million and $28.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Segment Products

Segment	Major Products

Hardware Solutions— Electricity Metering	Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters and related installation, implementation and other services.

Hardware Solutions— Meter Data Collection	Residential and commercial AMR standalone modules, OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters, mobile and network AMR data collection technologies, handheld computers for meter data collection or mobile workforce applications and related installation, implementation and maintenance support services.

Software Solutions	Software applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(millions)			(millions)
Segment Revenues
Hardware Solutions
Electricity Metering	$81.6	$58.6	39%	$250.4	$173.3	44%
Meter Data Collection	69.4	70.6	-2%	191.3	182.5	5%

Total Hardware Solutions	151.0	129.2	17%	441.7	355.8	24%
Software Solutions	13.7	11.9	15%	42.4	36.9	15%

Total Company	$164.7	$141.1	17%	$484.1	$392.7	23%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(millions)		(millions)		(millions)		(millions)
Segment Gross Profit and Margin
Hardware Solutions
Electricity Metering	$31.5	39%	$24.2	41%	$100.4	40%	$73.2	42%
Meter Data Collection	30.9	45%	32.1	45%	85.1	44%	80.4	44%

Total Hardware Solutions	62.4	41%	56.3	44%	185.5	42%	153.6	43%
Software Solutions	5.0	36%	4.8	40%	17.7	42%	15.2	41%

Total Company	$67.4	41%	$61.1	43%	$203.2	42%	$168.8	43%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
	(millions)		(millions)		(millions)		(millions)
Segment Operating Income (Loss) and Operating Margin
Hardware Solutions
Electricity Metering	$27.3	33%	$20.2	34%	$89.1	36%	$60.5	35%
Meter Data Collection	24.9	36%	26.6	38%	67.6	35%	64.6	35%
Other unallocated costs	(9.7)		(5.9)		(28.1)		(18.1)

Total Hardware Solutions	42.5	28%	40.9	32%	128.6	29%	107.0	30%
Software Solutions	(3.9)	-28%	(3.0)	-25%	(9.7)	-23%	(8.6)	-23%
Corporate unallocated	(22.7)		(23.7)		(66.4)		(68.1)

Total Company	$15.9	10%	$14.2	10%	$52.5	11%	$30.3	8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unit Shipments by Segment	(in thousands)
Electricity Metering
Total meters	1,575	1,175	5,175	3,375
With Itron AMR	850	575	3,325	1,375
With other AMR	325	150	700	575
Meter Data Collection
AMR standalone modules	1,150	1,175	3,225	3,075
Licensed AMR (other vendors’ meters)	125	250	300	550

Total units with Itron AMR (1)	2,125	2,000	6,850	5,000

(1)	Includes Itron meters with Itron AMR, other vendors’ electronic electricity meters with Itron AMR and Itron AMR standalone modules.

Hardware Solutions—Electricity Metering:  Electricity Metering revenues increased $23.0 million and $77.1 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005, due to a 34% and 53% increase in the number of meters shipped in each period, respectively. The growth in meter shipments in 2006 was primarily related to shipments of 1.9 million residential meters with AMR under a contract with Progress Energy. This contract for a total of 2.7 million meters commenced in the fourth quarter of 2005 and is expected to be substantially complete by the end of 2006. Meters equipped with our AMR technology were 54% and 64% of total meter shipments for the three and nine months ended September 30, 2006, respectively, compared with 49% and 41% for the same periods in the prior year.

Electricity Metering gross margin was 39% for the third quarter of 2006, compared with 41% in 2005. Year-to-date, Electricity Metering gross margin was 40% in 2006 compared with 42% in 2005. Gross margin fluctuations from period to period reflect changes in the mix of meters sold, such as residential vs. C&I, AMR meters vs. non-AMR meters, changes in manufacturing volumes and changes in the amount of installation and other related services. For the three and nine months ended September 30, 2006, lower gross margins primarily resulted from a higher proportion of installation revenues and the commencement of manufacturing operations in Campinas, Brazil where plant capacity is not yet fully utilized.

Progress Energy represented 23% and 34% of Electricity Metering revenues for the three and nine month periods ended September 30, 2006. Another customer represented 13% of Electricity Metering revenues in the third quarter of 2005. There were no customers that represented more than 10% of Electricity Metering revenues for the nine months ended September 30, 2005.

Hardware Solutions—Meter Data Collection:  Meter Data Collection revenues decreased $1.2 million, or 2%, in the third quarter of 2006, compared with the same period in 2005. Shipments of standalone gas AMR modules increased while shipments of standalone electric AMR modules declined. Meter Data Collection revenues increased $8.8 million, or 5%, for the nine months ended September 30, 2006, compared with the same period in 2005, due to increased shipments of standalone gas AMR modules, offset partially by fewer shipments of standalone electric AMR modules. Standalone electric AMR module shipments have declined in 2006 due to a planned transition to AMR embedded in our electricity meters. This has resulted in a shift in sales to our Electricity Metering segment.

Gross margins remained constant at 45% and 44% for the three and nine month periods ending September 30, 2006, respectively, compared with the same periods in 2005. Gross margins can fluctuate from period to period primarily due to changes in the mix of product sold, manufacturing volumes and provisions for product warranties.

One customer accounted for 13% of Meter Data Collection segment revenues for both the three and nine month periods ended September 30, 2006. There were no customers that represented more than 10% of Meter Data Collection revenues for the three and nine months ended September 30, 2005.

Hardware Solutions—Total operating expenses:  Total Hardware Solutions operating expenses were $19.9 million and $56.9 million for the three and nine months ended September 30, 2006, compared with $15.4 million and $46.6 million for the same periods in 2005, respectively. Although as a percentage of revenue these costs have remained relatively constant, research and development costs have increased as a result of our advanced metering infrastructure (AMI) development.

Software Solutions:  Revenues increased $1.8 million and $5.5 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005, due to increases in software license sales for a broad mix of products. Gross margin for the three months ended September 30, 2006 decreased four percentage points, compared with the same period in

2005, due to integration efforts with the Quantum acquisition and the timing of projects. Gross margin for the first nine months of 2006 increased one percentage point, compared with the same period in 2005, due to a proportionately higher content of revenues from software licenses. Software licenses were 28% and 27% of segment revenues for the three and nine months ended September 30, 2006, respectively, compared with 25% and 22% in each of the same periods in 2005.

One customer accounted for 10% of Software Solutions segment revenues for the three months ended September 30, 2006. No customer represented more than 10% of Software Solutions revenues for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005.

Gross profit for Software Solutions is not yet sufficient to cover current operating expenses due primarily to significant investments in product development. In 2006, operating expenses included approximately $800,000 in expenses related to the relocation of operations from Vancouver, B.C. to our headquarters in Spokane and approximately $1.3 million associated with stock-based compensation. Stock-based compensation was approximately $480,000 for the three months ended September 30, 2006. There was no stock-based compensation expense in 2005.

Corporate unallocated:  Operating expenses not directly associated with a segment are classified as “Corporate unallocated.” The largest single component of these is amortization of intangible assets, which was $8.3 million and $23.2 million in the three and nine months ended September 30, 2006, respectively, compared with $9.7 million and $29.1 million for the same periods in 2005.

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

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)

September 30, 2006	$128	$325	$194
June 30, 2006	107	351	225
March 31, 2006	206	387	241
December 31, 2005	149	324	188
September 30, 2005	212	325	198
June 30, 2005	177	243	151
March 31, 2005	117	190	116
December 31, 2004	128	179	97

Total backlog was $325 million at September 30, 2006, which is the same as the total backlog at September 30, 2005. September 30, 2005 backlog included $118 million for Progress Energy, compared with only $14 million remaining at September 30, 2006. Twelve month backlog, which represents the portion of backlog that will be earned over the next twelve months, was $194 million at September 30, 2006, compared with $198 million one year ago. Twelve-month backlog at September 30, 2005 included $77 million related to the contract with Progress Energy, compared with only $14 million remaining at September 30, 2006. Current backlog remains at all time high levels, but is more diversified than last year.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(millions)		(millions)		(millions)		(millions)
Operating Expenses
Sales and marketing	$15.2	9%	$13.7	10%	$47.0	10%	$40.5	10%
Product development	15.6	9%	11.8	8%	43.4	9%	35.1	9%
General and administrative	12.4	8%	11.6	8%	37.1	8%	33.4	9%
Amortization of intangibles assets	8.3	5%	9.7	7%	23.2	4%	29.1	7%
Restructurings	-	-	-	-	-	-	0.4	-

Total operating expenses	$51.5	31%	$46.8	33%	$150.7	31%	$138.5	35%

For the three and nine months ended September 30, 2006, total operating expenses included approximately $2.3 million and $5.9 million associated with our January 1, 2006 adoption of SFAS 123(R), which requires expensing of stock-based compensation. Product development increased $3.8 million and $8.3 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005. While total operating expenses increased, they decreased as a percentage of revenue due to higher sales volumes.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Interest income	$3,467	$69	$4,189	$167
Interest expense	(3,417)	(3,046)	(8,593)	(10,950)
Amortization of prepaid debt fees	(611)	(1,282)	(3,766)	(4,330)
Other income (expense), net	(187)	(535)	(876)	20

Total other income (expense)	$(748)	$(4,794)	$(9,046)	$(15,093)

With the issuance of our $345 million in convertible notes in August 2006, we placed the net proceeds into cash equivalents and short-term investments. As a result, our average cash balances increased to $169.3 million and $84.3 million for the three and nine month periods ended September 30, 2006, compared with $10.4 million and $13.4 million for the same periods in 2005, respectively.

The reduction in interest expense for the nine months ended September 30, 2006 was the result of lower average outstanding borrowings and capitalized interest. The increase in interest expense for the third quarter of 2006, compared with the third quarter of 2005, was the result of accrued interest on our $345 million 2.50% convertible senior subordinated notes issued on August 4, 2006. Average outstanding borrowings were $341.8 million and $207.8 million for the three and nine months ended September 30, 2006, compared with $163.2 million and $216.3 million for the same periods in 2005, respectively. We capitalized interest expense of approximately $500,000 and $900,000 for the three and nine month periods ended September 30, 2006, respectively, related to qualified expenditures for improvements to our new corporate headquarters facility, which was substantially complete at September 30, 2006. The amount capitalized is based on interest rates in place during the construction period. Amortization of prepaid debt fees has fluctuated as a result of voluntary prepayments of our senior secured term loan.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. During the nine months ended September 30, 2006, other income (expense) also included a $242,000 loss on the sale of our investment in Servatron, which was recorded in the first quarter.

Income Taxes

Our effective income tax rates differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes.

We estimate that our 2006 annual effective income tax rate will be approximately 42%, which excludes interim discrete events. Our effective income tax rate was 39% for the three and nine months ended September 30, 2006. The rate for the three and nine months ended September 30, 2006 is lower than the estimated annual rate due to tax benefits for certain federal, state and Canadian credits and the realization of deferred tax assets related to a foreign subsidiary. Our estimated 2006 effective income tax rates are higher than the statutory rate due to state income taxes and the implementation of SFAS 123(R).

Our 2005 annual effective income tax rate of 34% was lower than the statutory tax rate due to the benefit of research credits. In the second quarter of 2005, we completed a research credit study for the years 1997 through 2004, recognizing a $5.9 million net tax credit as an offset to the provision for income taxes. Due primarily to this credit, we had a net tax benefit of approximately $963,000 for the nine month period ended September 30, 2005. We had a provision of approximately $3.4 million for the three month period ended September 30, 2005.

Our estimated 2006 annual effective income tax rate does not include a federal research credit, as the credit expired on December 31, 2005. Congress is currently discussing extension and/or revision of the research credit. As of September 30, 2006, the research credit had not been extended or reinstated by Congress. If a research credit is granted by Congress, our effective annual income tax rate for 2006 is expected to be lower than the current estimated rate of 42%.

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

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Operating activities	$87.0	$49.6
Investing activities	(202.1)	(8.5)
Financing activities	316.0	(40.8)

Increase in cash and cash equivalents	$200.9	$0.3

The increase in cash and cash equivalents was the result of our $345 million convertible notes issued in August 2006, the proceeds of which were placed in cash equivalents and short-term investments with the intent to invest in businesses, products or technologies that are complementary to our own.

Operating activities:  Cash provided by operating activities increased $37.4 million in the first nine months of 2006, compared with the same period in 2005. Increased revenues generated an additional $114.3 million in cash, which was offset by an increase of $73.4 million in cash paid to suppliers and employees. In addition, we paid $5.6 million less in net interest and taxes. In 2006, $9.1 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R) is reflected in financing activities.

Investing activities:  In the third quarter of 2006, we invested $170.4 million in short-term investments held to maturity from the net proceeds of our $345 million convertible notes issuance. The remaining proceeds were placed in cash equivalents. In the first nine months of 2006, property, plant and equipment purchases were $25.9 million, compared with $10.3 million in the first nine months of 2005. The increase in 2006 was primarily related to capital improvements to our new corporate headquarters and an ERP (Enterprise Resource Planning) system upgrade. Also, in 2005, proceeds of $2.6 million were received from the sale of our manufacturing facility in Quebec, Canada. Investing activities in the first nine months of 2006 also included $7.3 million used for the Quantum Consulting, Inc. (Quantum) and ELO Sistemas e Tecnologia Ltda. (ELO) acquisitions with no similar activity in the first nine months of 2005.

Financing activities:  In the third quarter of 2006, we received $345.0 million gross proceeds from our convertible notes issuance. During the first nine months of 2006, we paid off various debt balances from December 31, 2005, including $24.7 million on our term loan, $14.8 million on our real estate term note and $3.2 million of project financing debt. In the first nine months of 2005 we made $122.7 million in payments on borrowings, $59.8 million of which were from net proceeds from an equity offering in May 2005. Cash generated from the exercise of stock-based awards was $13.4 million during the first nine months of 2006, compared with $22.5 million for the same period in 2005. Financing activities in the first nine months of 2006 included $9.1 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R). Financing activities during the first nine months of 2006 also included $8.8 million in prepaid debt fees, the majority of which was associated with the convertible notes issuance.

We had no off-balance sheet financing agreements at September 30, 2006 and December 31, 2005, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of our stock. During the three months ended September 30, 2006, our cash and cash equivalents increased significantly as a result of the net proceeds of our $345 million convertible notes issued in August 2006.

We issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) in August 2006, which are due August 2026. Fixed interest payments of approximately $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture, as filed with this Quarterly Report on Form 10-Q. The convertible notes are registered with the SEC and are generally transferable.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

•	during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

•	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;

•	during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

•	if the convertible notes are called for redemption;

•	if a fundamental change occurs; or

•	upon the occurrence of defined corporate events.

The convertible notes also contain put options, which may require us, at the option of the holder, to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at the principal amount, plus accrued and unpaid interest.

Upon conversion, the principal amount of the convertible notes will be settled in cash and, at our option, the remaining conversion obligation (stock price in excess of conversion price) may be settled in cash, shares or a combination. The conversion rate for the convertible notes is subject to adjustment upon the occurrence of certain corporate events, as defined in the indenture, to ensure that the economic rights of the convertible notes are preserved. We may redeem some or all of the convertible notes for cash, on or after August 1, 2011, for a price equal to 100% of the principal amount plus accrued and unpaid interest.

The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2006. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at September 30, 2006. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of approximately $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries and an outsourcing project finance subsidiary, all of which are wholly owned. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2006 and December 31, 2005. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the subordinated notes, at 107.75%, with the proceeds of certain sales of our common stock.

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

At September 30, 2006, there were no borrowings outstanding under the revolver and $22.9 million was utilized by outstanding standby letters of credit resulting in $32.1 million available for additional borrowings. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2006 and December 31, 2005.

Interest rates on the revolver vary depending on our consolidated leverage ratio and are based on the London InterBank Offering Rate (LIBOR) plus 1.0% to 2.0%, or Prime plus zero to 1.5%, payable at various intervals depending on the term of the borrowing. The annual commitment fee on the unused portion of the revolver varies from 0.25% to 0.50%. We incur annual letter of credit fees based on (a) a fronting fee of 0.125% and (b) a letter of credit fee that varies from 1.0% to 2.0%.

Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $13.9 million and $8.9 million at September 30, 2006 and December 31, 2005, respectively.

The real estate term note we signed on December 31, 2005 for $14.8 million was repaid in April 2006. The project financing note, which had a balance of $3.2 million at December 31, 2005, was repaid in April 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $3.0 million at September 30, 2006 and December 31, 2005. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We have employee bonus and profit sharing plans, based primarily on financial targets. Actual award amounts are determined at the end of the year if the targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters. We accrued approximately $2.9 million and $2.8 million under these plans for the three months ended September 30, 2006 and 2005 and $7.9 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Our net deferred tax assets consist of accumulated net operating losses and tax credits, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2006, we expect to pay approximately $2.1 million in cash for federal alternative minimum tax, international taxes and various state tax obligations.

Working capital, which includes current assets less current liabilities, was $493.5 million at September 30, 2006, compared with $116.1 million at December 31, 2005. A substantial portion of the $377.4 million increase in working capital resulted from the proceeds of our $345 million convertible notes issued in August 2006 and the $8.6 million reclassification of our Spokane Valley headquarters’ facility to assets held for sale within other current assets.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At September 30, 2006, there were no material contingencies requiring accrual or disclosure.

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

We recognize revenue for delivered elements when the delivered elements have standalone value and we have objective and reliable evidence of fair value for each undelivered element. In the absence of fair value of a delivered element, we allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement can not be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Deferred Income Taxes: We estimate the expected realizable value of deferred tax assets. As of September 30, 2006, we have a valuation allowance of $1.1 million to reduce our deferred tax assets relating to certain net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Instruments (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which provides the staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB 108 on our financial statements.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:  We had no outstanding debt subject to variable interest rates at September 30, 2006. We held no material derivative instruments at September 30, 2006.

Foreign Currency Exchange Rate Risk:  We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 8% and 6% of total revenues for the three and nine months ended September 30, 2006, respectively. Since we have not used derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At September 30, 2006, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the nine months ended September 30, 2006. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

Item 4:    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, the end of the period covered by this report.

(b)	Changes in internal control. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At September 30, 2006, there were no material contingencies requiring accrual or disclosure.

Item 1A:    Risk Factors

There were no material changes during the third quarter of 2006 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on February 24, 2006.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2006.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2006 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

4.16	Indenture related to Itron, Inc.’s 2.50% convertible senior subordinated notes due 2026, dated August 4, 2006.

10.4	Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. 2000 Amended and Restated Stock Incentive Plan.

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 6th day of November, 2006.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer