Form 10-K
period 2006-12-31
ITRON INC /WA/
filed 2007-02-23
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-22418

ITRON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1011792
(State of Incorporation)	(I.R.S. Employer Identification Number)

2111 N Molter Road, Liberty Lake, Washington 99019

(509) 924-9900

(Address and telephone number of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	NASDAQ Global Select Market
Preferred share purchase rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market on such date) was $1,510,628,542.

As of January 31, 2007, there were outstanding 25,748,297 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 15, 2007.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) delays, rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission (FCC) licensing actions), 5) our dependence on new product development and intellectual property, 6) future acquisitions and 7) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” in Item 1A.

PART I

ITEM 1:	BUSINESS

Available Information

Documents we provide to the Securities and Exchange Commission (SEC) are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

General

For nearly 30 years we have provided solutions to electric, gas and water utilities worldwide to enable them to optimize the delivery and use of energy and water. Our solutions include electric meters, handheld computers, mobile and fixed network automated meter reading (AMR), advanced metering infrastructure (AMI), water leak detection and related software and services. Additionally, we sell enterprise software to manage, analyze and forecast important utility data. Our solutions enable utilities to:

•	reduce costs;
•	increase efficiencies;
•	increase reliability;
•	reduce risks;
•	comply with regulations;
•	optimize asset utilization; and
•	improve customer service.

In addition to these operational benefits, our solutions help utilities meet regulatory and customer requirements for improved service, efficiency and system reliability. The U.S. Energy Policy Act of 2005 requires electric utilities to consider offering their customers time-based rates and directs these utilities and state utility commissions to study and evaluate methods for implementing demand response and improving power generation. As a result of these circumstances and others, we believe there will be an increased need for our solutions.

Market Overview

We market all of our products and services to utilities in the United States and Canada and we estimate that market includes approximately 4,400 electric and gas utilities and over 60,000 water utilities. In addition to the United States and Canada, we market our electricity metering products, meter data collection systems and software knowledge applications to utilities in a number of countries around the world.

Electricity Meters

In the United States and Canada, there are approximately 150 million electricity meters, of which approximately 135 million are residential. Of those residential meters, we estimate approximately 80% are electromechanical, using a mechanical register to measure electricity consumption, and the balance use electronic technology to measure electricity consumption. Most commercial and industrial (C&I) and generation, transmission and distribution (GT&D) meters use electronic technology. Electronic technology provides increased capabilities, reliability and accuracy and facilitates the integration of embedded AMR functionality in electricity meters.

Our electronic residential electricity metering technology has been commercially available since 1998. We believe that our meters represent between 80% and 90% of the installed base of electronic residential electricity meters in the United States and Canada. We believe that the total available market for electronic residential meters will increase; however, we expect that our percentage share will decrease over time as other meter suppliers have also introduced electronic residential meters. We estimate over 75% of all meters sold in 2006 were electronic and we expect that percentage to continue increasing.

Electricity metering industry growth has traditionally been driven by new construction and replacement of old meters. Metering products are critical components of an electric utility’s distribution infrastructure and, as such, meter purchases for new construction and normal meter replacements are typically not affected by factors that influence overall utility capital spending. The U.S. electricity metering market has shown consistent growth between 3% and 5% annually.

Our electricity meters in the United States and Canada comply with the standards established by the American National Standards Institute (ANSI) and Measurement Canada. We ship electricity meters to a number of other countries, where we comply with their particular standards, including different physical configurations and certification requirements. The largest concentrations of shipments outside the United States and Canada are in Brazil, Dominican Republic, Puerto Rico and Mexico.

Meter Data Collection

In addition to the approximately 150 million electricity meters, there are approximately 75 million gas meters and 80 million water meters in the United States and Canada. We estimate that of these 305 million meters, between 25% and 30% are read with AMR systems, of which over half are read with our AMR technology. Outside the United States and Canada, we estimate there are approximately 2.1 billion meters (electricity, gas and water), of which approximately 35 million meters were automated as of December 31, 2006, representing less than 2% market penetration. AMR industry growth has primarily been driven by the need for operational cost reductions, increased accuracy, improved service, theft detection, more frequent meter data collection requirements, as well as other factors. Industry surveys indicate that a majority of utilities in the United States and Canada intend to implement AMR and many of those utilities intend to automate every meter in their service area. AMR industry growth has historically varied, however, due to the project-based nature of orders. The timing of purchases can be affected by many factors including utility capital spending levels, the impact of extreme weather conditions and regulatory changes.

The compounded annual growth rate for AMR in North America averaged 15% from 2001 through 2006. The annual growth rate has ranged from a peak of 31% in 2001, a reduction of 7% in 2004 and growth of 21% in 2006. The development of AMI technology could impact this growth in future periods.

AMR solutions vary, from handheld and mobile collection systems to fixed networks and satellite telemetry. The majority of utilities in the United States and Canada use handheld computers for electricity, gas and water meter reading. We estimate approximately 65% to 75% of the meters in the United States that use AMR to read their meters use handheld AMR meter reading systems. The market for future sales of handheld meter reading systems consists primarily of upgrade and replacement sales. With the shift to more automated methods of meter data collection, and handheld systems consisting primarily of upgrade and replacement sales, shipments of mobile collection systems in North America were approximately 75% of total AMR shipments in 2005, while fixed network systems were approximately 25%. Electric utilities have installed a higher percentage of fixed network systems, as compared with gas and water utilities. The market for mobile and fixed network systems continues to grow as utilities migrate to these more automated methods of meter data collection.

Software

We provide software for meter data collection, workforce management, meter data management and other more advanced knowledge applications. In addition to software, we offer professional services for the implementation, system testing and integration of software as well as consulting, training, maintenance and software hosting.

The market and growth rates for our software licenses and related implementation and consulting services are difficult to estimate and predict. We believe the need for more frequent meter reads will lead to growth in data collection and meter data management software. Growth in meter data collection software is primarily affected by handheld upgrade and replacement cycles and by new purchases of AMR systems. C&I meter data collection software system growth is primarily influenced by platform upgrades in North America and by new sales in foreign markets. In the United States and Canada we currently have a 90% market share among the largest electric utilities for C&I software with our MV-90® product. We believe that as utilities adopt AMR and AMI systems that include more frequent meter and interval reads, we can leverage our leading position and our expertise for residential market applications and meter data management systems.

Segment Products

We have two operating groups: Hardware Solutions and Software Solutions. Hardware Solutions is comprised of two segments, Electricity Metering and Meter Data Collection and Software Solutions represents a single segment. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for segment results.

Electricity Metering Segment

¡

Residential Meters.    In the United States and Canada, residential meters account for 80% to 90% of the meters in a utility’s distribution system. Residential electricity meters are less complex and typically less expensive than other types of meters. Our residential electricity meters are based on a flexible product platform allowing the product to be adapted to customers’ different communications and register preferences. Our electronic CENTRON® electricity meter incorporates a two-piece design that combines a base metrology with a variety of electronic registers that enable different measurement, storage, communications and AMR functions. Our electronic meters allow for the inclusion of Itron technology as well as competitive AMR technology within the meter. To focus on increasing market demand for electronic electricity meters, in 2005 we stopped manufacturing electromechanical residential electricity meters.

¡

Commercial and Industrial Meters.    In the United States and Canada, C&I meters account for 10% to 20% of the meters in a utility’s distribution system. Due to the various voltage requirements and consumption behaviors of C&I customers, these meters are more complex than residential meters, providing additional measurement capabilities such as demand, time-of-use, load profile, reactive measurement and monitoring power and voltage quality. All C&I meters sold today employ electronic technology. Our electronic SENTINEL® and CENTRON Polyphase meters are our primary meters for C&I use.

¡

Generation, Transmission and Distribution Meters.    The market for GT&D meters accounts for a relatively small number of units shipped in a given year. These meters are the most complex electricity meters and are typically used by utilities for large industrial customers and include applications such as monitoring power quality and interruption, system optimization and bulk power measurements. The QUANTUM® Q1000 and SENTINEL are our primary meters for GT&D use.

¡

International Meters.    We also offer a line of residential, C&I and GT&D meters for use outside the United States and Canada. The primary differences between meters used in the United States and Canada and foreign markets are the physical configuration and certification requirements of the meters. These requirements include those established by the International Electrotechnical Commission (IEC), the international standard setting body for all fields of electrotechnology, as well as those established by individual countries including Brazil’s Associação Brasileira de Normas Técnicas (ABNT), the Netherlands Information Service (NIS) and the Japan Electric Meters Inspection Corporation (JEMIC).

¡

Advanced Metering Infrastructure (AMI).    A growing number of utilities are in regulatory or operating environments, which are encouraging capabilities supported only through two-way communication to the meter and other network devices. We have developed a new electric metering system, OpenWay™, which is currently being deployed in select areas in the United States and Canada. The OpenWay system is designed to deliver an open-architecture, along with standards based protocols and communication standards that communicate two-way with both residential and commercial electricity meters. OpenWay allows for advanced data recovery as well as enabling certain command and control functions wanted from an AMI system.

Through ZigBee™ based gateways (a low-power, short distance wireless standard), OpenWay also enables the utility to communicate with their customers and with in-home monitoring devices. ZigBee technology also allows the ability to gather gas and water meter reads. OpenWay allows utilities the ability to offer time-of-use rates, critical peak pricing, peak load reduction and perform flexible demand response, which are aligned with the objectives of the Energy Policy Act of 2005.

OpenWay uses the utility’s choice of public communication platforms to transfer data. These communication platforms include GPRS (general packet radio service), Ethernet, PSTN (public switched telephone networks), BPL (broadband over powerline), WiFi, WiMax and others.

Meter Data Collection Segment

¡

AMR Modules.    Our standalone AMR modules are radio-based and can be retrofitted to existing electricity, gas or water meters or installed in or on new meters. The AMR modules encode consumption, tamper and other information from the meters and communicate the data via radio to our handheld, mobile and network radio-based data collection technology. Standalone electric AMR modules are typically installed under the glass of electromechanical electricity meters and are powered by the electricity running through the meter. In 2006, we stopped manufacturing standalone electric AMR modules due to a planned shift to install new electricity meters with embedded AMR rather than retrofit old electromechanical meters with AMR modules. We now only embed our AMR technology into our electronic electricity meters and we license our technology to third parties, including meter manufacturers who either manufacture their own AMR modules or embed our AMR technology into their meters. Gas and water AMR modules are attached to the meters and are powered by long-life batteries and can be retrofitted in the field. We also offer a separate line of AMR modules for use outside the United States and Canada. The primary differences between the AMR modules used in the United States and Canada and those used in foreign markets are the radio frequency bands in which they operate and the physical configuration and certification requirements of the modules.

¡

Handheld Meter Reading and Handheld AMR.    We provide several models of handheld computers that are used by meter readers to walk a route, visually read the meters and input the data. Each model is designed for use in harsh environments with standard text and graphics, back-lit displays, several memory sizes, multiple communication options, interface devices for electronic meters and easy-to-use customizable keyboards. Most handheld units we sell today are radio-equipped (handheld AMR). With handheld AMR, a meter reader walks a route with a radio-equipped handheld computer, which has the ability to communicate with nearby AMR-enabled meters. Handheld AMR is utilized when manually reading the meter is inefficient or hazardous. Examples of this would be when meters are located in a basement, a locked or otherwise secured backyard or in other situations where access to a meter is difficult or dangerous.

¡

Mobile AMR.    Mobile AMR uses a radio transceiver located in a vehicle that communicates with all AMR-enabled meters within range and receives meter reading, tamper and other information back from the meters. Mobile AMR is designed for reading concentrated deployments of AMR-enabled meters. With mobile AMR, a meter reader can read tens of thousands of meters in a day compared with hundreds of meters with handheld meter reading, which dramatically improves efficiency and reduces costs relative to handheld meter reading and handheld AMR.

¡	Fixed Network AMR. Fixed network AMR uses locally-installed concentrators and radio frequency repeaters to communicate with electricity, gas and water AMR-enabled meters. Concentrators use the utility’s choice of public communication platforms, and include GPRS (general packet radio service), Ethernet, PSTN (public switched telephone networks), BPL (broadband over powerline) and others to transfer data between the concentrators and a host processor at a utility. Fixed network AMR is designed for frequent data collection and is scalable to be cost effectively installed in both large, concentrated deployments as well as smaller, strategic deployments. Fixed network AMR supports a utility’s ability to perform a number of advanced applications such as interval meter data collection, time-of-use billing, load profiling, leak and tamper detection, off-cycle reads, outage detection and restoration notification and data logging, among others.

¡

Leak Detection.    With the acquisition of Flow Metrix, Inc., in November 2006, our advanced water leak detection systems provide enterprise solutions for pipeline management. Using patented acoustic technology, water utilities can analyze vibration patterns from anywhere in the distribution system, significantly improving their ability to proactively maintain their water infrastructure. AMR systems gather the data while reading water meters. Software is used to analyze the data collected and provide the utility with intelligent analysis to help pinpoint leaks.

Software Solutions Segment

¡

Data Collection and Workforce Management.    We provide a variety of software knowledge applications for managing the collection and transmission of data from our meter data collection systems. These data collection systems provide meter data for billing systems, data warehouses, Internet data presentment and our knowledge applications. Our workforce management software enables utilities to streamline and automate many of the processes associated with field service activities, including endpoint installations, turn-ons/turn-offs, gas leak detection, credit and collections, meter services and trouble calls. Our software automates the real-time dispatching of work and electronically captures work order completion information in the field.

¡

Meter Data Management.    We provide solutions for residential and C&I meter data management. Our meter data management software solutions provide functionality to support the process of meter data collection using open and flexible interfaces, data validation, estimation and editing, complex calculations and aggregation, time-of-use and interactive graphics. These databases are used for other complex data applications.

¡

Knowledge Applications.    We provide utilities and large commercial and industrial end-users with software knowledge applications, data warehouses and analytic and visualization tools that leverage the meter and other data collected. Our knowledge applications can work with data stored by the utility, by Itron or other third party collection and meter data management systems. This broad category of applications includes operational and analytic software systems such as:

•	C&I complex billing;
•	web-based usage analysis for customers with advanced metering data and C&I customers (customer care);
•	distribution asset analysis;
•	load research;
•	revenue protection, including theft detection and identification of unbilled revenue;
•	C&I and residential load management; and
•	central market data collection and load settlement.

Our forecasting services and software products are used by utilities, market operators, government agencies and others for predicting:

•	load growth and requirements;
•	revenue;
•	new facility requirements;
•	customer reaction to proposed programs and rates;
•	day-ahead energy needs; and
•	longer-term energy needs.

We offer energy management and load curtailment solutions that use wireless or Internet communications to enable utilities to gain load relief when needed most and to offer customers incentives for participation. We also offer software solutions directly to large energy end-users for gathering and managing meter data, energy bills, budget and weather data along with automated tools to streamline and manage energy costs at the corporate level.

¡

Distribution System Design and Asset Management.    We provide utilities with a variety of tools, data and analytics to improve distribution and asset management decisions and cross-functional coordination. We also provide software for distribution system design, which optimizes safety, reliability and capacity. Our software can predict loading, streamline workflows, reduce cycle times, maximize design resources and reduce overhead.

¡

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

Operational Capabilities

Sales and Distribution

We have two sales forces in North America, one for Hardware Solutions and another for Software Solutions. We also have an international sales force. All three sales forces use a combination of direct and indirect sales channels. For the largest electric, gas and water utilities, with which we have long established relationships, we utilize a direct sales force with technical support teams. For smaller utilities, and in certain foreign markets, we use an indirect sales force that consists of distributors, representative agencies, partners and meter manufacturer representatives. We also sell electricity and water AMR modules through original equipment manufacturer arrangements with several major meter manufacturers. In these arrangements, manufacturers incorporate our AMR modules into new meters and then offer these AMR-enabled meters for sale. We also license our AMR technology to certain meter manufacturers who embed our AMR technology into their meters.

One customer, Progress Energy, represented 16% of total revenues for the year ended December 31, 2006. No single customer represented more than 10% of total revenues for 2005 or 2004. The 10 largest customers accounted for approximately 40% of total revenues during 2006. During 2005 and 2004, our 10 largest customers accounted for approximately 26% and 30%, respectively.

Manufacturing

We manufacture our gas and water AMR modules in our facility in Waseca, Minnesota (Waseca). We currently have the capacity to produce over six million gas and water AMR modules annually. We outsource to contract manufacturers certain handheld systems and peripheral equipment, as well as low volume AMR products.

We manufacture electricity meters in our facilities in Oconee County, South Carolina (Oconee) and in Campinas, Brazil. Historically, the Oconee facility has manufactured both electronic and electromechanical residential electricity meters. We stopped manufacturing electromechanical electricity meters on June 30, 2005. During 2005 and 2006, we expanded capacity for electronic residential electricity meters and at December 31, 2006, our Oconee facility had the capacity to produce approximately seven million meters (combination of residential, C&I and GT&D) annually. In July 2006 we opened a production facility in Campinas, Brazil, where we produce electronic electricity meters specifically for the Brazilian and South American markets. Currently, our Campinas facility has the capacity to produce approximately 300,000 meters annually. We also have a facility in Taipei, Taiwan that assembles and tests meters shipped from the Oconee facility.

Our Waseca and Oconee facilities are certified to the ISO 9001-2000 standard and we pursue continuous improvement using lean manufacturing initiatives.

Product Development

We are committed to the development of new products and the continued enhancement of our existing products. Our current product development focus is on improvements to existing technology as well as the development of next-generation technology for electricity meters, data collection, communications technologies, data warehousing and software knowledge applications. In addition, we are developing technology for foreign markets for both meters and meter data collection. We spent approximately $59 million, $47 million and $44 million on product development in 2006, 2005 and 2004, respectively. During 2006, we had a strong focus on our AMI solution development.

Professional Services

We offer professional services that help our customers implement, install, project manage and maintain their meter reading systems. Our service professionals assist our customers in identifying and correcting issues, optimizing the use of our solutions and providing training and education. We have a call center available 24 hours a day to help customers with problems they may encounter. In addition, we have service and repair depots for our handheld and AMR systems in several locations.

Marketing

Our marketing efforts focus on Company brand recognition and product solutions through an integrated marketing communications approach that includes participation in industry trade shows, webinars, brochures, published papers, case studies, our global website, print advertising, direct mail, newsletters and conferences.

We maintain communications with our customers through integrated and targeted marketing campaigns, market surveys, market trend analysis and our annual Itron Users’ Conference.

Employees

At December 31, 2006, we employed approximately 2,400 full-time-equivalent people, with approximately 83% of these employees located in the United States. No employees are represented by labor unions and we have not experienced any work stoppages. We consider our employee relations to be good.

Competition

We provide a broad portfolio of products, systems and services to customers in the utility industry and compete with a large number of competitors who also offer similar products, systems and services. We believe that our competitive advantage is based on integrated solutions, total cost of ownership and product innovation, including improvements to the core electricity meters. We offer solutions for gas, electric and water utilities that include upgradeable AMR systems and knowledge application tools. During recent years, vendor consolidation has occurred in the industry. Many of our competitors are larger or are owned by larger companies and may have the ability to better withstand variations in business cycles. In many of our markets, there are participants who may be both competitors and partners.

Our primary competitors in the North American electricity metering industry are Elster Metering, Landis+Gyr AG, General Electric Company and Sensus Metering Systems Inc. These competitors offer a broad range of electricity meters for both residential and C&I use, and some also offer AMR technology. Elster Metering, Landis+Gyr AG, General Electric Company and Sensus Metering Systems, Inc. offer electronic residential electricity meters. Sensus Metering Systems Inc., Elster Metering and General Electric Company currently embed our AMR technology in their electronic electricity meters through licensing and other arrangements.

We compete with a variety of AMR providers including Badger Meter, Inc., Cellnet Technology, Inc., Elster Metering, ESCO Technologies Inc., Hunt Technologies, LLC and Neptune Technology Group. We have agreements with Hunt Technologies, LLC and General Electric Company to license some of our electric meter module technology and certain other technology.

We face a variety of competitors with our software knowledge applications and services based on the specialized nature of our product offerings. We believe we will face increasing competition from billing and in-home-controls companies and may, in some cases, enter into cooperative relationships to jointly develop and offer solutions to this market. In our distribution system design and asset management business, we compete with Cook-Hurlbert Inc., GE Network Products and others. In the meter data management and knowledge application area we compete with Lodestar Corporation, Nexus Energy Software, Inc., eMeter Corporation, Energy ICT and Schneider Electric SA. We currently partner with consulting and system integration companies, such as Capgemini, IBM Corporation and Accenture LTD, to address energy market needs.

Bookings and Backlog of Orders

Bookings for a reported period represent contracts and purchase orders received during the specified period. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, less sales revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Information on bookings and backlog is summarized as follows:

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2006	$ 652	$ 392	$ 225
December 31, 2005	655	324	188
December 31, 2004	358	179	97

Other Business Considerations

Intellectual Property

We own or license approximately 285 U.S. and counterpart Canadian and foreign patents and have on file approximately 85 U.S. and 145 counterpart international patent applications. These patents cover a range of technologies related to electricity metering, portable handheld computers, water leak detection and AMR related technologies. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many foreign countries. Our registered trademarks include, but are not limited to ITRON®, MV-90®, MV-90®xi, “KNOWLEDGE TO SHAPE YOUR FUTURE®”, ERT®, CENTRON®, EEM SUITE®, QUANTUM® Q1000, SERVICE-LINK® and SENTINEL® and our unregistered trademarks include, but are not limited to LD-PRO™, ENDPOINT-LINK™, ITRON ENTERPRISE EDITION™, METRIXND™, OPENWAY™, UNILOG™ and MLOG™.

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

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permit certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices are not permitted to cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our AMR modules and AMR-equipped electronic residential electricity meters are typically Part 15 devices that transmit information back to handheld, mobile or fixed network AMR reading devices in the 902-928 MHz band pursuant to these rules.

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

In foreign jurisdictions where we conduct business, certain of our products also require the use of radio frequencies, which are regulated by the foreign equivalent of the FCC. In those jurisdictions, radio station licensees are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our AMR modules and AMR-equipped electronic residential electricity meters typically are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. In either case, although the availability of unlicensed bands or radio station licenses for a particular frequency band in a foreign jurisdiction may be limited, we believe we will continue to have access to sufficient spectrum under favorable conditions.

Environmental Regulations

In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials that are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by an unaffiliated waste hauler and is processed by an unaffiliated contractor or vendor. We have made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in compliance with federal, state and local laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of, or exposure to, toxic or other hazardous substances. Our Waseca facility has been certified to the ISO 14001 Environmental Standard. Two Environmental Protection Agency reports issued in 1992 and 1997 identified several solid waste management units and areas of concern at our Oconee manufacturing facility. In addition, trichloroethylene (TCE) soil and groundwater contamination exists at the Oconee facility from a TCE storage tank that was removed in 1994. Schlumberger Limited (Schlumberger) and various related parties, from whom we purchased our Electricity Metering operations, entered into a consent agreement with the South Carolina Department of Health and Environmental Control regarding certain related environmental remedial activities. Under the terms of the Electricity Metering acquisition, Schlumberger is retaining all liability for these matters.

The European Union (EU) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive is referred to as the WEEE Legislation). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. China has passed similar legislation, which will take effect March 1, 2007. California has drafted electronic recycling laws similar to the WEEE legislation, but such legislation has not as yet been enacted. The liability for such environmental costs is accrued when considered probable and the costs can be reasonably estimated. We have determined the liability for our responsibilities under the WEEE Legislation to be immaterial to our operations and financial position at December 31, 2006 and we do not currently anticipate material capital expenditures for environmental control facilities. We are continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

The EU has also enacted the Restriction of Hazardous Substances (RoHS) directive, which went into effect on July 1, 2006. Of the numerous hazardous substances defined in this directive, our only products known to be affected at this time are low volume handhelds, which are being updated to comply with the RoHS directive. We are continuing to evaluate the impact of RoHS legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Incorporation

We were incorporated in the state of Washington in 1977.

MANAGEMENT

Executive Officers of the Registrant

Set forth below are the names, ages and titles of the executive officers of Itron as of February 22, 2007.

Name	Age	Position
LeRoy D. Nosbaum	60	Chief Executive Officer and Chairman of the Board
Steven M. Helmbrecht	44	Sr. Vice President and Chief Financial Officer
John W. Holleran	52	Sr. Vice President and General Counsel
Philip C. Mezey	47	Sr. Vice President, Software Solutions
Malcolm Unsworth	57	Sr. Vice President, Hardware Solutions
Jared P. Serff	39	Vice President, Competitive Resources

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

John Holleran is Sr. Vice President and General Counsel. Mr. Holleran joined Itron in January 2007. Prior to joining Itron, Mr. Holleran spent over 25 years with Boise Cascade Corporation and then Boise Cascade, LLC serving most recently as Executive Vice President, Administration and Chief Legal Officer.

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

Sales cycles with customers in the utility industry, both domestic and foreign, are generally long and unpredictable due to customers’ budgeting, purchasing and regulatory processes that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. The U.S. Energy Policy Act of 2005 requires electric utilities to consider offering their customers time-based rates and directs these utilities and state utility commissions to study and evaluate methods for implementing demand response and improving power generation. These requirements could change the process of evaluating and approving technology purchases, which could extend or delay sales.

Our quarterly results may fluctuate substantially.

We have experienced variability of quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including costs related to acquisitions, in-process research and development (IPR&D), intangible amortization expenses, stock-based compensation, legal activity, unexpected warranty liabilities, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the utility industry.

A significant portion of our revenues are generated from a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The ten largest customers accounted for 40%, 26% and 30% of revenues for the years ended 2006, 2005 and 2004, respectively. One customer, Progress Energy, accounted for 16% of total Company revenues in 2006. No single customer represented more than 10% of total Company revenues in 2005 and 2004. From time to time, we are dependent on large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. In addition, if a large customer contract is not replaced upon its expiration with a new large contract, our business could be adversely affected.

Our acquisitions of and investments in third parties carry risks and may affect earnings due to charges associated with the acquisition.

We have acquired eight companies since December 31, 2001 and have recorded acquisition investments of approximately $22 million in 2006, $256 million in 2004 and $71 million in 2003. We expect to complete additional acquisitions and investments in the future, both foreign and domestic. There are no assurances, however, we will be able to successfully identify suitable candidates or negotiate appropriate acquisition terms. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that we would be able to do so on acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies, difficulties in operating businesses in foreign legal jurisdictions, changes in the legal and regulatory environment or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. Impairment of an investment or goodwill and intangible assets may result if these risks materialize. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective or generate significant revenues, profits or cash flows. During prior years, we have incurred impairments and write-offs of minority interest investments.

Acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs or other charges associated with the acquisition, such as acquired IPR&D. During the fourth quarter of 2004, we expensed $6.4 million in IPR&D expense associated with our Electricity Metering acquisition.

We depend on our ability to develop new products.

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, including addressing technological advances, changing customer requirements, international market acceptance and other factors in the markets in which we sell our products. This product development will require continued investment in order to maintain our market position. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Finally, we may not achieve market acceptance of our new products and solutions.

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In connection with our Electricity Metering acquisition and as an accommodation to concerns raised by the Federal Trade Commission (FTC) regarding competition, we completed an agreement with Hunt Technologies, LLC, another AMR vendor, to license some of our electric meter module technology and certain other technology. Also to accommodate the FTC, we assigned to Neptune Technology Group certain provisions of a 1995 license between Itron and Schlumberger to make devices capable of receiving and reading transmissions from R-300 and electric AMR meters modules. The licenses are fully paid and the licensed patents expired in April 2006. We can not be certain that these agreements will not materially affect our future sales growth at some point. Other companies may also produce products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. We may also have to adjust the prices of some of our products to stay competitive. If we can not compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. The inability to modify our products to meet such requirements, the possible delays in completing such modifications and the cost of such modifications all could have a material adverse effect on our future business, financial condition and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and may not be entitled to protection from interference by other users who operate in accordance with FCC rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used, including a pending notice of proposed rulemaking (FCC WT Docket No. 06-49 dated March 6, 2006). If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed rules governing their use, our business could be materially adversely affected.

We are also subject to regulatory requirements in foreign markets that vary by country. In those jurisdictions, licensees are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our AMR modules and AMR-equipped electronic residential electricity meters are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. To the extent we wish to introduce products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

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

If our products infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we can not obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. Policing unauthorized use of our intellectual property is difficult and expensive, and we can not provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

We may face product-failure exposure that exceeds our recorded liability.

We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. However, these warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures. Therefore, we may incur additional warranty and related expenses in the future with respect to new or established products.

As we commence the phased implementation of a new enterprise resource planning system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

On January 1, 2007, we began the phased implementation process of moving from two enterprise resource planning (ERP) systems to a single global system. This phased process includes transferring data from select modules and commencing use of the new system, which will result in the use of three separate ERP systems during the transition period of approximately two years. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to us, an unsuccessful or delayed implementation will cost us significant time and resources, as well as expense. A delay in the implementation of, or disruption in the transition to, our new or enhanced systems could harm our ability to accurately forecast sales demand, manage our supply chain and production facilities, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business and our results of operations.

Our key manufacturing facilities are concentrated.

A substantial portion of our revenues are derived from the sale of electricity meters, which we manufacture in our Oconee and Brazil facilities, and from the sale of standalone AMR modules, which we manufacture in our Waseca facility. In the event of a significant interruption in production at any of our manufacturing facilities, considerable time and effort could be required to establish alternative production lines, which would have a material adverse effect on our business, financial condition and results of operation.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We depend on certain key vendors.

Certain of our products, subassemblies and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and costs. Any adverse change in the supply of, or price for, these components could adversely affect our business, financial condition and results of operations. In addition, we depend on a small number of contract manufacturing vendors for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. If any of these vendors should become unable to perform their responsibilities, our operations could be materially disrupted.

We are subject to international business uncertainties.

We conduct operations outside the United States. International sales and operations may be subject to risks such as the imposition of government controls, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer collection periods, trade restrictions, changes in tariffs, difficulties in staffing and managing foreign operations, potential insolvency of international dealers, burdens of complying with different permitting standards and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technology to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

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

Changes in environmental regulations, violations of the regulations or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, we use metals, solvents and similar materials, which are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations (most notably the federal “Superfund” law and its state counterparts) require generators of waste to take remedial actions at, or in relation to, the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

In addition, of the properties we own or lease, we may in the future be responsible for investigating and remediating contamination at these sites. With respect to our Oconee facility, certain environmental remedial activities are required pursuant to a consent agreement between Schlumberger (and various related parties), from whom we purchased our Electricity Metering operations in July 2004, and the South Carolina Department of Health and Environmental Control (SCDHEC). Prior remedial activities also were undertaken at this location under the guidance of the United States Environmental Protection Agency. The consent agreement with the SCDHEC requires Schlumberger to investigate and remediate groundwater and related soil and surface water contamination and releases of any hazardous waste or hazardous constituents that present an actual or potential threat to human health and the environment. Under the terms of our Electricity Metering acquisition, Schlumberger agreed to complete all remedial obligations associated with the consent agreement, and agreed to indemnify us for all costs incurred as a result of any releases and generation or transportation of hazardous materials prior to the acquisition. Although we expect Schlumberger to comply with the terms of the consent agreement and the acquisition, there is a risk that such remediation will interfere with our future use of the Oconee property, or if Schlumberger did not comply, the remediation responsibility would transfer to us. In addition, in connection with the Oconee operations, we have been named a “potentially responsible party” for the Thermal Kern Superfund site. We believe that our liability for this site should be indemnified by Schlumberger; however, as of this date, Schlumberger has not agreed to assume or accept such liability, and we may be required to incur costs relating to this cleanup as a result.

We also could face costs and liabilities in connection with product take-back legislation. The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive is referred to as the WEEE Legislation). Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain EU member states has been delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan. China has passed similar legislation, which will take effect March 1, 2007. California has drafted electronic recycling laws similar to the WEEE legislation, but such legislation has not as yet been enacted. Our potential liability resulting from the WEEE and similar legislations could become substantial.

Our senior secured credit facility and the indentures related to our existing senior subordinated and convertible senior subordinated notes limit our ability and the ability of most of our subsidiaries to take certain actions.

Our senior secured credit facility (credit facility) and our senior subordinated notes (7.75% senior subordinated notes due 2012 and 2.5% convertible senior subordinated notes due 2026), place restrictions on our ability and the ability of most of our subsidiaries to, among other things:

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

Our failure to comply with obligations under the indenture or the credit facility may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of such indebtedness. In addition, indebtedness under other instruments (such as our notes) that contain cross-default or cross-acceleration provisions also may be accelerated and become due and payable. We can not be certain we will be able to remedy any such defaults. If our indebtedness is accelerated, we can not be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to borrow sufficient funds to replace the accelerated indebtedness on terms favorable to us or at all. In addition, in the case of an event of default under our secured indebtedness such as our credit facility, the lenders may be permitted to foreclose on our assets securing that indebtedness.

Our ability to service our indebtedness is dependent on our ability to generate cash, which is influenced by many factors beyond our control.

Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures and continue research and development will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We can not provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

In September 2006, we moved to our new headquarters building in Liberty Lake, Washington, which is close to our previous location in Spokane Valley, Washington. Our new facility consists of approximately 198,000 square feet for administration and various product development and service operations. The Spokane Valley facility, consisting of approximately 141,000 square feet, is currently classified as held for sale. We continue to lease approximately 30,000 square feet of the Spokane Valley facility to Servatron, a subcontract manufacturer that manufactures most of our low-volume hardware products.

In Waseca, Minnesota, our facility for manufacturing standalone AMR modules, we lease approximately 72,000 square feet and own a 38,000 square foot portion of the same building, on leased land, which is included in the leased square footage in the table below. In Oconee County, South Carolina, our primary manufacturing facility for electricity meters, we own approximately 326,000 square feet of space. In Campinas, Brazil, as a result of our acquisition of ELO Sistemas e Tecnologia Ltda. in June 2006, we lease approximately 24,000 square feet for sales, manufacturing, service and maintenance, consulting and administrative functions related to meters, AMR technology and related systems in South America.

For software operations, primarily product development and related services, we lease approximately 52,000 square feet in Raleigh, North Carolina, approximately 24,000 square feet in Oakland, California and approximately 14,000 square feet in San Diego, California.

We have approximately 67,000 square feet of additional leased space in various cities in North America for sales and service. Our international sales, service and operations lease offices in Australia, Mexico, Taiwan, Qatar and several European countries.

United States and Canada	Square Footage	Description

Own	665,000	Headquarters, manufacturing, engineering, marketing sales, service and operations
Lease	270,000	Manufacturing, engineering, sales, service and operations

International

Lease	67,000	Sales, manufacturing, service and maintenance, consulting and operations

The above facilities are in good condition and we believe our current manufacturing and other properties will be sufficient to support our operations for the foreseeable future.

ITEM 3:	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At December 31, 2006, there were no material legal contingencies requiring accrual or disclosure.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron during the fourth quarter of 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2006 and 2005 as reported by the NASDAQ Global Select Market.

	2006		2005
	High	Low	High	Low
First Quarter	$ 62.75	$ 39.44	$ 30.83	$ 21.50
Second Quarter	$ 73.72	$ 52.58	$ 48.29	$ 29.21
Third Quarter	$ 60.46	$ 44.76	$ 53.90	$ 43.58
Fourth Quarter	$ 57.50	$ 46.87	$ 49.00	$ 37.98

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of NASDAQ (U.S. Companies) Index and the peer group of companies used in our prior year’s proxy statement.

The above presentation assumes $100 invested on December 31, 2001 in the common stock of Itron, the NASDAQ (U.S. Companies) Index and the peer group, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

The companies in our peer group include publicly traded companies that have operating characteristics most comparable to ours and that provide data collection, analysis and management solutions, consulting and communications services and radio manufacturing. The peer group includes the following companies: Analogic Corporation, Badger Meter, Inc., EMS Technologies, Inc., ESCO Technologies Inc., Roper Industries, Inc., Symbol Technologies, Inc. and Trimble Navigation Limited. For the December 31, 2005 performance graph, Intergraph Corporation was included in the peer group; however at December 31, 2006, they were no longer a publicly traded company.

Holders

At January 31, 2007 there were 351 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends. As a part of our debt agreements, including our credit facility dated December 17, 2003 as amended and our senior subordinated notes due 2012, we are prohibited from the declaration or payment of a cash dividend as long as either of these credit facilities are in place. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Equity Security Sales

None.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below is derived from our consolidated financial statements, which have been audited by an independent registered public accounting firm. This selected consolidated financial and other data represents portions of our financial statements. You should read this information together with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8: “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2006	2005	2004 (1)	2003	2002
	(in thousands, except per share data)
Statements of Operations Data
Revenues	$644,042	$552,690	$399,194	$316,965	$284,842
Cost of revenues	376,600	319,069	228,525	173,411	152,573

Gross profit	267,442	233,621	170,669	143,554	132,269
Operating expenses
Sales and marketing	63,587	56,642	45,279	40,985	33,763
Product development	58,774	47,077	44,379	41,508	36,417
General and administrative	52,213	44,428	35,490	26,141	23,856
Amortization of intangible assets	31,125	38,846	27,901	9,618	2,356
Restructurings	-	390	7,258	2,208	3,135
In-process research and development	-	-	6,400	900	7,200
Litigation accrual	-	-	-	500	7,400

Total operating expenses	205,699	187,383	166,707	121,860	114,127

Operating income	61,743	46,238	3,962	21,694	18,142
Other income (expense)
Interest income	9,497	302	166	159	1,187
Interest expense	(17,785)	(18,944)	(13,145)	(2,638)	(2,061)
Other income (expense), net	(1,220)	(68)	(389)	(1,316)	1,591

Total other income (expense)	(9,508)	(18,710)	(13,368)	(3,795)	717

Income (loss) before income taxes	52,235	27,528	(9,406)	17,899	18,859

Income tax (provision) benefit	(18,476)	5,533	4,149	(7,421)	(10,176)

Net income (loss)	$33,759	$33,061	$(5,257)	$10,478	$8,683

Earnings per share
Basic	$1.33	$1.41	$(0.25)	$0.51	$0.45

Diluted	$1.28	$1.33	$(0.25)	$0.48	$0.41

Weighted average number of shares outstanding
Basic	25,414	23,394	20,922	20,413	19,262
Diluted	26,283	24,777	20,922	21,740	21,380

Balance Sheet Data
Working capital (deficit)	$492,861	$116,079	$58,123	$(1,846)	$51,036
Total assets	988,522	598,884	557,151	303,489	247,246
Total debt	469,324	166,929	278,235	52,269	5,453
Shareholders’ equity	390,982	317,534	184,430	177,244	161,601

(1)

On July 1, 2004, we completed the acquisition of our Electricity Metering business. Refer to Item 8: “Financial Statements and Supplementary Data, Note 5: Business Combinations” for a discussion of the effects of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2004 includes the operating activities of our Electricity Metering acquisition from July 1, 2004 through December 31, 2004.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8: “Financial Statements and Supplementary Data.”

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Sales revenues may include hardware, software licenses, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services include installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes for systems we own as well as those owned by our customers. Cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Cost of sales also includes distribution and documentation costs for software applications sold, along with labor and operating costs for custom software implementation, project management, consulting and systems support. Cost of services include materials, labor and overhead.

Highlights

Our 2006 and 2005 results include a full year of Electricity Metering operations, compared with six months in 2004, as we completed the acquisition of our Electricity Metering business on July 1, 2004.

We delivered approximately 8.6 million automated meter reading (AMR) endpoints (electricity meters and standalone modules) in 2006. This was a 17% increase over the number of endpoints delivered in 2005. Total backlog was $392 million at December 31, 2006, which was a 21% increase over the same time last year. December 31, 2005 backlog included $99 million under a contract with Progress Energy, which was substantially completed at December 31, 2006. Backlog we expect to be earned over the next twelve months remains at all time high levels, but is spread across a broader range of customers and products at December 31, 2006, as compared with last year.

Operating margins during 2006 improved, compared with 2005, as revenues grew more than operating expenses and intangible asset amortization expense declined. These improved operating margins reflect $9.7 million in stock-based compensation expense, compared with $739,000 in 2005. Operating cash flows were $15.2 million higher in 2006 compared with 2005. During 2006, we paid down bank debt, made capital improvements to our new headquarters facility and our enterprise resource planning (ERP) system and completed three separate business acquisitions. In August 2006, we issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) with the intent to use the proceeds to acquire or invest in businesses complementary to our own. The proceeds are invested in cash equivalents and short-term investment instruments.

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards. We used the modified prospective transition method, which requires the application of the accounting standard on the first day of adoption, without restating prior periods for the impact of the new standard. As a result, we recognized $9.7 million in stock-based compensation expense for the year ended December 31, 2006, compared with $739,000 and $421,000 in 2005 and 2004, respectively.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues, gross profit and gross margin for each of the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(in millions)		(in millions)		(in millions)
Revenues
Sales	$594.0	18%	$503.3	45%	$346.5
Service	50.0	1%	49.4	-6%	52.7

Total revenues	$644.0	17%	$552.7	38%	$399.2

	Year Ended December 31,
	2006		2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)		(in millions)
Gross Profit and Margin
Sales	$244.8	41%	$211.8	42%	$148.4	43%
Service	22.6	45%	21.8	44%	22.3	42%

Total gross profit and margin	$267.4	42%	$233.6	42%	$170.7	43%

Revenues

Sales revenues increased $90.7 million in 2006, compared with 2005, as a result of increased sales of electricity meters, AMR gas modules and installation services. Sales revenues increased $156.8 million in 2005, compared with 2004, as a result of a full year of Electricity Metering operations, compared with six months in 2004, as well as increased hardware sales of AMR gas modules and handheld systems.

Service revenues, consisting of post-sale maintenance support and outsourcing revenues, increased slightly in 2006, compared with 2005. Service revenues declined $3.3 million in 2005, compared with 2004, due to the phase out of a contract manufacturing service arrangement, which produced $7.1 million of revenues in 2004, offset by increased software maintenance fees in 2005.

One customer, Progress Energy, represented 16% of total revenues for the year ended December 31, 2006. No single customer represented more than 10% of total revenues for 2005 or 2004. The 10 largest customers accounted for approximately 40% of total revenues during 2006. During 2005 and 2004, our 10 largest customers accounted for approximately 26% and 30%, respectively.

Gross Margins

Sales gross margin for 2006 was slightly lower as a percentage of revenue, compared with 2005, due to a shift in product mix, including a higher portion of installation services. Sales gross margin declined as a percentage of revenue in 2005, compared with 2004, as a result of lower margins in our Meter Data Collection business. Service gross margin did not significantly change in 2006, compared with 2005 and increased two percentage points in 2005, compared with 2004, primarily due to the phase out of a contract manufacturing service arrangement.

Segment Revenues, Gross Profits and Margin and Operating Income (Loss)

We have two operating groups (Hardware Solutions and Software Solutions). Hardware Solutions is comprised of two segments, Electricity Metering and Meter Data Collection and Software Solutions represents a single segment. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to major products. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Software Solutions cost of sales includes distribution and documentation costs for applications sold, along with labor and operating costs for custom software implementation, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment include sales, marketing, product development and administrative expenses.

Corporate operating expenses, amortization expense, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, or included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc. was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Itron Electricity Metering, Inc. merged with Itron, Inc. Depreciation expense was allocated to the segments at approximately 50%, 60% and 50% during 2006, 2005 and 2004, respectively, with the remaining portion unallocated and reported under Corporate unallocated. Unallocated depreciation fluctuated from 2004 to 2006 as a result of our Electricity Metering acquisition in mid-2004, which created the Electricity Metering segment, and then due to the purchase of our new corporate headquarters facility at the end of 2005, which was not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $41.1 million, $39.3 million and $25.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in international revenues in 2005, compared with 2004, was due to our acquisition of our Electricity Metering business in mid-2004. International revenues were 6%, 7% and 6% of total Company revenues for the same periods, respectively.

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

Software Solutions

Software knowledge applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(in millions)		(in millions)		(in millions)
Segment Revenues
Hardware Solutions
Electricity Metering	$325.0	36%	$239.8	113%	$112.6
Meter Data Collection	260.4	-1%	262.0	10%	238.6

Total Hardware Solutions	585.4	17%	501.8	43%	351.2
Software Solutions	58.6	15%	50.9	6%	48.0

Total Company	$644.0	17%	$552.7	38%	$399.2

	Year Ended December 31,
	2006		2005		2004
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions )		(in millions )		(in millions )
Hardware Solutions
Electricity Metering	$125.9	39%	$99.4	41%	$44.5	40%
Meter Data Collection	116.7	45%	112.5	43%	108.4	45%

Total Hardware Solutions	242.6	41%	211.9	42%	152.9	44%
Software Solutions	24.8	42%	21.7	43%	17.8	37%

Total Company	$267.4	42%	$233.6	42%	$170.7	43%

	Year Ended December 31,
	2006		2005		2004
Segment Operating Income (Loss) and Operating Margin	Operating Income (Loss) (in millions)	Operating Margin	Operating Income (Loss) (in millions)	Operating Margin	Operating Income (Loss) (in millions)	Operating Margin
Hardware Solutions
Electricity Metering	$110.3	34%	$82.0	34%	$30.1	27%
Meter Data Collection	92.8	36%	91.4	35%	87.8	37%
Other unallocated costs	(37.0)		(25.4)		(18.2)

Total Hardware Solutions	166.1	28%	148.0	29%	99.7	28%
Software Solutions	(11.5)	-20%	(10.6)	-21%	(19.7)	-41%
Corporate unallocated	(92.9)		(91.2)		(76.0)

Total Company	$61.7	10%	$46.2	8%	$4.0	1%

	Year Ended December 31,
	2006	2005	2004
Unit Shipments by Segment	(in thousands)
Electricity Metering
Total meters	6,625	4,675	1,875	(2)
With Itron AMR	4,000	2,250	700	(2)
With other AMR	925	675	400
Meter Data Collection
AMR standalone modules	4,300	4,300	3,700
Licensed AMR (SEM meters)	-	-	925	(2)
Licensed AMR (other vendors’ meters)	325	800	150

Total units with Itron AMR (1)	8,625	7,350	5,475

(1)

Includes Itron meters with Itron AMR, Itron AMR standalone modules, other vendors’ electronic electricity meters with Itron AMR and licensed AMR to Schlumberger Limited prior to the July 1, 2004 acquisition.

(2)

In 2004, total meter sales represented sales from our Electricity Metering business acquisition from July 1, 2004 through December 31, 2004. From January 1, 2004 through June 30, 2004, this business shipped approximately 2.2 million meters, which are not included above. Of the 2.2 million meters shipped in the first half of 2004, 925,000 were shipped with Itron AMR, from which we received royalty revenue.

Hardware Solutions—Electricity Metering:    Electricity Metering revenues increased $85.2 million in 2006, compared with 2005, due to a 42% increase in meter shipments. The growth in meter shipments was primarily related to shipments of residential meters with AMR under a contract with Progress Energy. We shipped approximately 2.2 million and 500,000 meters in 2006 and 2005, respectively, under this contract, which was substantially completed at the end of 2006. Approximately 60% of our meters sold in 2006 were equipped with our AMR technology, compared with 48% in 2005.

Electricity Metering revenues increased $127.2 million in 2005 over 2004. The 2005 results reflect a full year of Electricity Metering operations, while 2004 only reflects six months of operations as this business was acquired July 1, 2004. For the six months ended December 31, revenues were $125.0 million in 2005, compared with $112.6 million in 2004. Revenues in 2004 included $7.1 million of a contract manufacturing services arrangement, which we had phased out of by December 31, 2004. Residential meter sales increased in the last six months of 2005, compared with the same period in 2004, while commercial and industrial meter sales declined slightly.

Electricity Metering gross margin was 39% for 2006, compared with 41% in 2005. Gross margin fluctuations from period to period reflect changes in the mix of meters sold, such as residential vs. C&I, AMR meters vs. non-AMR meters, changes in manufacturing volumes and changes in the amount of installation and other related services. For 2006, lower gross margin primarily resulted from a higher proportion of installation revenues.

Electricity Metering gross margin was 41% for 2005 and 40% for the six months ended December 31, 2005 and 2004, respectively. The 2004 gross margin was impacted by the purchase accounting requirement to value finished goods inventory at the date of acquisition at the expected sales price less cost to complete and a reasonable profit allowance for the selling effort. This purchase accounting requirement lowered the gross margin by approximately two percentage points. In addition, gross margin in 2004 was affected by the $7.1 million contract manufacturing services arrangement, which was at a low margin. Adjusting for those, gross margin declined approximately four percentage points in 2005, compared with 2004, due essentially to changes in the mix of meters sold and a warranty charge in 2005 of approximately $2.4 million affecting primarily two customers.

One customer, Progress Energy, represented 32% of Electricity Metering revenues in 2006. No single customer represented more than 10% of Electricity Metering revenues in 2005 and one customer represented 12% of Electricity Metering revenues for the six months ended December 31, 2004.

Hardware Solutions—Meter Data Collection:    Meter Data Collection revenues decreased $1.6 million, or 1%, in 2006, compared with 2005. Shipments of standalone gas AMR modules increased while shipments of standalone electric AMR modules declined. Standalone electric AMR module shipments have declined in 2006 due to a planned transition to AMR embedded in our electricity meters. This has resulted in a shift in sales to our Electricity Metering segment. We also had lower contract manufacturing services and royalties related to embedding our AMR technology into other electricity meter vendors’ electronic meters.

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

Gross margin increased two percentage points in 2006, compared with 2005, due to a higher mix of gas AMR modules and reduced standalone electric AMR module shipments. Meter Data Collection gross margin declined two percentage points in 2005, compared with 2004, due to lower average selling prices for AMR modules, in particular electric, partially offset by gross margin improvements due to a higher mix of gas AMR modules and higher handheld system sales. Gross margins can fluctuate from period to period primarily due to changes in the mix of product sold, manufacturing volumes and provisions for product warranties.

One customer accounted for 12% of Meter Data Collection revenues in 2006. No single customer represented more than 10% of Meter Data Collection revenues in 2005 and 2004.

Hardware Solutions—Total operating expenses:    Total Hardware Solutions operating expenses were $76.5 million, $63.9 million and $53.2 million in 2006, 2005 and 2004, respectively. As a percentage of revenue, these costs were 13% in both 2006 and 2005 and 15% in 2004. The increase in operating expenses in 2006 was primarily due to an increase in research and development costs, which was the result of our advanced metering infrastructure (AMI) solution. The increase in operating expenses in 2005, compared with 2004, was due to our acquisition of our Electricity Metering business in mid-2004.

Software Solutions:    Revenues increased $7.7 million in 2006, compared with 2005, due to increases in software license sales for a broad mix of products. Gross margin decreased one percentage point in 2006, compared with 2005, due to the integration of the Quantum Consulting, Inc. (Quantum) acquisition in April 2006 and the timing of projects, partially offset by a proportionately higher content of revenues from software licenses. Revenues increased $2.9 million, or 6%, in 2005, compared with 2004, due to higher software license fees and maintenance revenues offset by lower professional service revenues. Gross margin in 2005 increased six percentage points, compared with 2004, due to a proportionately higher content of revenues from licenses and maintenance. Software licenses were 29%, 25% and 20% of segment revenues in 2006, 2005 and 2004, respectively.

One customer accounted for 10% of Software Solutions revenues in 2006. No single customer represented more than 10% of Software Solutions revenues in 2005 and 2004.

Gross profit for Software Solutions is not yet sufficient to cover current operating expenses due primarily to significant investments in product development. In 2006, operating expenses also included approximately $800,000 in expenses related to the relocation of operations from Vancouver, B.C. to our headquarters in Spokane and approximately $2.8 million associated with stock-based compensation. There was no stock-based compensation expense in 2005 and 2004.

Corporate unallocated:    Operating expenses not directly associated with a segment are classified as “Corporate unallocated.” The single largest component of these operating expenses is the amortization of intangible assets, which was $31.1 million, $38.8 million and $27.9 million in 2006, 2005 and 2004, respectively. The fluctuations in amortization of intangible assets were due to our acquisitions in 2006 and 2004. During 2006, the decrease in amortization of intangible asset expense was partially offset by stock-based compensation expenses of $3.8 million as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in operating expenses for 2005, compared with 2004, was primarily due to increased audit and tax fees in 2005 and employee bonus and profit sharing, compared with minimal amounts in 2004. These increases were partially offset by no restructuring charges in 2005, compared with $7.3 million in restructuring charges in 2004.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(in millions)		(in millions)		(in millions)

Sales and marketing	$63.6	10%	$56.6	10%	$45.3	11%
Product development	58.8	9%	47.1	9%	44.3	11%
General and administrative	52.2	8%	44.4	8%	35.5	9%
Amortization of intangible assets	31.1	5%	38.9	7%	27.9	7%
Restructurings	-	-	0.4	0%	7.3	2%
In-process research and development	-	-	-	-	6.4	2%

Total operating expenses	$205.7	32%	$187.4	34%	$166.7	42%

For 2006, total operating expenses included approximately $8.3 million associated with our January 1, 2006 adoption of SFAS 123(R), which requires expensing of stock-based compensation. Product development increased $11.7 million and $2.8 million year over year in 2006 and 2005. The 25% increase in product development in 2006 was primarily due to the development of our AMI solution. The fluctuation in the amortization expense of intangible assets is the result of the timing of our acquisitions and our amortization methodology using the estimated discounted cash flows, which typically results in higher amortization during the beginning of the asset’s life. While total operating expenses have increased each year, they have decreased as a percentage of revenue.

Our July 1, 2004 acquisition of our Electricity Metering business resulted in $6.4 million of in-process research and development (IPR&D) expense, consisting primarily of next generation technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects were intended to make key enhancements and improve functionality of our polyphase meter. We valued IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects. We originally estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. At December 31, 2005, after incurring approximately $1.3 million in costs, we were substantially complete with the in-process technology. Sales of this new technology took place in 2006.

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Interest income	$9,497	$302	$166
Interest expense	(13,205)	(13,807)	(11,244)
Amortization of debt placement fees	(4,580)	(5,137)	(1,901)
Other income (expense), net	(1,220)	(68)	(389)

Total other income (expense)	$(9,508)	$(18,710)	$(13,368)

We placed the net proceeds from our August 2006 issuance of $345 million 2.5% convertible notes into cash equivalents and short-term investments. As a result, our average cash balances increased to $135.2 million in 2006, compared with $16.2 million in 2005 and $6.9 million in 2004.

Average outstanding borrowings were $273.7 million, $200.4 million and $193.4 million for 2006, 2005 and 2004, respectively. Interest expense for 2006 was comparable with interest expense incurred in 2005. The fluctuation in borrowings was the result of the $345 million convertible notes we issued in the third quarter of 2006, offset by our repayment of $42.7 million in previous borrowings earlier in the year. In addition, we capitalized interest expense of approximately $900,000 in 2006 related to qualified expenditures for improvements to our new corporate headquarters facility, which was substantially complete at September 30, 2006. The increase in interest expense during 2005, compared with 2004, was related to the debt we issued in May and July of 2004 to fund the acquisition of our Electricity Metering business. This debt consisted of $125 million in senior subordinated notes and an original $185 million senior secured term loan. We made payments on the term loan of $34.0 million during the second half of 2004 and $125.4 million throughout 2005, resulting in a remaining balance of $150.1 million and $24.7 million at December 31, 2004 and 2005, respectively.

Amortization of prepaid debt fees has fluctuated as a result of the issuance of our convertible notes and the voluntary prepayments of our senior secured term loan.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. During 2006, in addition to foreign currency fluctuations, other income (expense) also included higher banking fees and a $242,000 loss on the sale of our investment in Servatron, which was recorded in the first quarter. In 2005, other income (expense) consisted primarily of foreign currency fluctuations. In 2004, other expense consisted primarily of a $775,000 impairment charge to the remaining loan balance and accrued interest related to a third-party investment, partially offset by a state tax refund of approximately $500,000.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes.

Our 2006 actual income tax rate for the year was 35%. Although this actual income tax rate was the same as the statutory tax rate, this was due to several factors, such as state income taxes that increase the actual income tax rate and the adoption of SFAS 123(R) and current year federal, state and Canadian R&D credits that decrease the actual income tax rate. The tax provision was further reduced by approximately $1.5 million due to prior year state and Canadian R&D credits and the realization of deferred tax assets related to a foreign subsidiary that had been fully reserved. On December 20, 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. We recorded approximately $2.2 million in federal and state R&D credits after the effective date of this legislation.

Our 2005 actual income tax rate was a benefit of 20%, which was lower than the statutory tax rate due to the benefit of research credits and the completion of a research credit study for the years 1997 through 2004, in which we recognized a $5.9 million net tax credit as an offset to the provision for income taxes. In addition, as part of a reorganization of our legal entities for operational efficiencies, we recognized $8.0 million in deferred tax assets from prior years that had been fully reserved, associated primarily with certain foreign operations.

Our actual income tax rate for 2004 was a benefit of 44% due to a net loss. That net tax benefit was increased by approximately $600,000 in research credits, which resulted in an actual income tax rate that was higher than the statutory rate.

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

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Operating activities	$94.8	$79.6	$53.1
Investing activities	(85.5)	(30.6)	(267.1)
Financing activities	318.5	(27.0)	219.4

Increase in cash and cash equivalents	$327.8	$22.0	$5.4

The increase in cash and cash equivalents during 2006 resulted from $345 million of convertible notes issued in August 2006, the proceeds of which were placed in cash equivalents and short-term investments with the intent to invest in businesses, products or technologies that are complementary to our own.

Operating activities:    Cash provided by operating activities increased $15.2 million in 2006, compared with 2005. Increased revenues generated an additional $107.8 million in cash, which was offset by an increase of $108.7 million in cash paid to suppliers and employees. In addition, we paid $16.1 million less in net interest and taxes. In 2006, $9.7 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R) is reflected in financing activities. Cash provided by operating activities increased $26.5 million in 2005, compared with 2004. Increased revenues generated an additional $113.2 million in cash, which was offset by an increase of $95.6 million in cash paid to suppliers and employees. In addition, we paid $8.9 million less in net interest and taxes.

Investing activities:    During 2006, we invested $205.0 million in short-term investments held to maturity from the net proceeds of our $345 million convertible notes issuance. The remaining proceeds were placed in cash equivalents. As the investments matured, $170.4 million was placed in cash and cash equivalents. For 2006, property, plant and equipment purchases were $31.7 million and were primarily related to capital improvements to our new corporate headquarters and our ERP system upgrade. Investing activities in 2006 also included $21.1 million used for the Quantum, ELO Sistemas e Tecnologia Ltda. (ELO) and Flow Metrix, Inc. acquisitions with no similar activity in 2005. During 2005, we used $32.0 million in cash for property, plant and equipment purchases, of which $19.8 million was for the purchase of our new corporate headquarters. Excluding that purchase, gross property, plant and equipment purchases were $12.2 million. We received $2.6 million in proceeds from the sale of our manufacturing facility in Quebec, Canada in 2005. We used $12.8 million in cash for net property, plant and equipment purchases during 2004, primarily due to the expansion of our manufacturing facility in Waseca, Minnesota, and software purchases for internal use. We used $253.1 million for the acquisition of our Electricity Metering business during the year ended December 31, 2004.

Financing activities:    In 2006, we received $345.0 million in gross proceeds from our convertible notes issuance and paid off various debt balances from December 31, 2005, including $24.7 million on our term loan, $14.8 million on our real estate term note and $3.2 million of project financing debt. During 2005, we made $126.2 million in payments on borrowings, $59.8 million of which were from net proceeds from an equity offering in May 2005 and received $14.8 million in proceeds from our real estate term note, which was used to partially finance the purchase of our new corporate headquarters building. Cash generated from employee stock transactions was $15.3 million during 2006, compared with $24.9 million in 2005. Financing activities in 2006 included $9.7 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R). Financing activities during 2006 also included $8.8 million in prepaid debt fees, the majority of which was associated with the convertible notes issuance. In 2004, in connection with the acquisition of our Electricity Metering business, we received $309.1 million in net proceeds from the issuance of new debt. In 2004, we made payments on the new and previously existing debt of approximately $74.2 million and paid debt origination fees of $13.6 million. We also paid $10.0 million on our revolving credit line, bringing that balance to zero. Employee stock transactions generated $8.3 million in cash in 2004.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)

Senior subordinated notes (1)	$177,608	$9,688	$19,376	$19,379	$129,165
Convertible senior subordinated notes (1)	517,428	8,553	17,250	17,250	474,375
Operating lease obligations (2)	15,266	5,263	6,890	3,113	-
Purchase and service commitments (3)	69,025	63,321	5,704	-	-
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles (4)	24,632	1,233	15,944	2,210	5,245

Total	$803,959	$88,058	$65,164	$41,952	$608,785

(1)	Borrowings are disclosed within Item 8: Financial Statements and Supplementary Data, Note 9 – Debt, with the addition of estimated interest expense.
(2)

Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 16 – Commitments and Contingencies, and do not include common area maintenance charges, real estate taxes and insurance charges for which we are obligated.

(3)

We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items ordered. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2006 if the commitments were canceled.

(4)

Other long-term liabilities consist of $10.1 million in warranty obligations, $5.9 million in contingent purchase price for the ELO acquisition (payments based on the purchase agreement, not exceeding the recorded contingent purchase price) and $8.6 million in other obligations as presented on the Consolidated Balance Sheet.

We had no off-balance sheet financing agreements at December 31, 2006 and 2005, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

We issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) in August 2006, which are due August 2026. Fixed interest payments of $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

¡

during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

¡	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;
¡

during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

¡	if the convertible notes are called for redemption;
¡	if a fundamental change occurs; or
¡	upon the occurrence of defined corporate events.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2006. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at December 31, 2006. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2006 and 2005. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the subordinated notes, at 107.75%, with the proceeds of certain sales of our common stock.

At December 31, 2005, we had $24.7 million remaining on our original $185 million seven-year senior secured term loan (term loan), which we repaid during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. As of December 31, 2006, all guarantor operating subsidiaries were merged into Itron parent.

At December 31, 2006 and 2005, there were no borrowings outstanding under the revolver. Outstanding standby letters of credit were $23.0 million, resulting in $32.0 million available for additional borrowings at December 31, 2006. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2006 and 2005.

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

Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $13.2 million and $8.9 million at December 31, 2006 and 2005, respectively.

The real estate term note we signed on December 31, 2005 for $14.8 million was repaid in April 2006. The project financing note, which had a balance of $3.2 million at December 31, 2005, was repaid in April 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.0 million and $3.0 million at December 31, 2006 and December 31, 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We have employee bonus and profit sharing plans, based primarily on financial targets. Actual award amounts are determined at the end of the year if the targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving various results. An accrual is recorded if management deems it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the assessments made in earlier quarters. We accrued approximately $9.4 million and $9.7 million under these plans for the years ended December 31, 2006 and 2005, respectively.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. During 2006, we paid approximately $3.4 million in cash for federal alternative minimum tax, international taxes and various state tax obligations. We expect cash payments for federal tax purposes will increase in the second quarter of 2007, based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized in 2006 and our remaining tax credits not limited by Section 383 and the Alternative Minimum Tax will be fully utilized in 2007 and 2008.

Working capital, which includes current assets less current liabilities, was $492.9 million at December, 2006, compared with $116.1 million at December 31, 2005. A substantial portion of the $376.8 million increase in working capital resulted from the proceeds of our $345 million convertible notes issued in August 2006, which were placed in short-term investments and cash equivalents. We intend to use the proceeds to acquire or invest in businesses complementary to our own.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At December 31, 2006, there were no material legal contingencies requiring accrual or disclosure.

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

Unearned revenue is recorded for products or services when the criteria for revenue recognition have not been met. The majority of unearned revenue relates to annual billing terms for post-sale maintenance and support agreements. Shipping and handling costs billed to customers are recorded as revenue, with the associated cost charged to cost of sales.

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

Stock-based Compensation:    As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of our common stock’s price over the expected term. Furthermore, in calculating compensation for these awards, we are also required to approximate the number of options that will be forfeited prior to completing their vesting requirement (forfeitures). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Deferred Income Taxes:    We estimate the expected realizable value of deferred tax assets. As of December 31, 2006, we have a valuation allowance of $1.1 million to reduce our deferred tax assets relating to certain net operating losses and federal tax credits as we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax asset because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for us commencing January 1, 2007. The cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Although we are continuing to evaluate the impact of FIN 48, based on our current analysis, we do not expect it to have a material impact on our financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:    We had no outstanding debt subject to variable interest rates at December 31, 2006. We held no material derivative instruments at December 31, 2006.

Foreign Currency Exchange Rate Risk:    We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenues were 6% of total revenues for the year ended December 31, 2006. Since we have not used derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At December 31, 2006, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the year ended December 31, 2006. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Liberty Lake, Washington

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 22, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Revenues
Sales	$593,990	$503,270	$346,543
Service	50,052	49,420	52,651

Total revenues	644,042	552,690	399,194

Cost of revenues
Sales	349,210	291,445	198,131
Service	27,390	27,624	30,394

Total cost of revenues	376,600	319,069	228,525

Gross profit	267,442	233,621	170,669
Operating expenses
Sales and marketing	63,587	56,642	45,279
Product development	58,774	47,077	44,379
General and administrative	52,213	44,428	35,490
Amortization of intangible assets	31,125	38,846	27,901
Restructurings	-	390	7,258
In-process research and development	-	-	6,400

Total operating expenses	205,699	187,383	166,707

Operating income	61,743	46,238	3,962
Other income (expense)
Interest income	9,497	302	166
Interest expense	(17,785)	(18,944)	(13,145)
Other income (expense), net	(1,220)	(68)	(389)

Total other income (expense)	(9,508)	(18,710)	(13,368)

Income (loss) before income taxes	52,235	27,528	(9,406)
Income tax (provision) benefit	(18,476)	5,533	4,149

Net income (loss)	$33,759	$33,061	$(5,257)

Earnings per share
Basic	$1.33	$1.41	$(0.25)

Diluted	$1.28	$1.33	$(0.25)

Weighted average number of shares outstanding
Basic	25,414	23,394	20,922
Diluted	26,283	24,777	20,922

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$361,405	$33,638
Short-term investments, held to maturity	34,583	-
Accounts receivable, net	109,924	104,428
Inventories	52,496	49,456
Deferred income taxes, net	20,916	23,194
Other	17,121	10,941

Total current assets	596,445	221,657

Property, plant and equipment, net	88,689	77,623
Intangible assets, net	112,682	123,293
Goodwill	126,266	116,032
Deferred income taxes, net	47,400	48,955
Other	17,040	11,324

Total assets	$988,522	$598,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$43,922	$46,215
Wages and benefits payable	24,214	23,732
Current portion of debt	-	4,376
Current portion of warranty	7,999	8,497
Unearned revenue	27,449	22,758

Total current liabilities	103,584	105,578

Long-term debt	469,324	160,186
Project financing debt	-	2,367
Warranty	10,149	6,779
Contingent purchase price	5,879	-
Other obligations	8,604	6,440

Total liabilities	597,540	281,350

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized, 25,675,237 and 24,869,201 shares issued and outstanding	351,018	312,046
Accumulated other comprehensive income, net	1,588	871
Retained earnings	38,376	4,617

Total shareholders’ equity	390,982	317,534

Total liabilities and shareholders’ equity	$988,522	$598,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances at January 1, 2004	20,572	$200,567	$(136)	$(23,187)	$177,244
Net loss				(5,257)	(5,257)
Currency translation adjustment, net of income tax provision of $770			1,090		1,090

Total comprehensive loss					(4,167)
Stock issues:
Options exercised	632	6,555			6,555
Employee stock plans income tax benefits		2,594			2,594
Issuance of stock-based compensation awards	10	193			193
Employee stock purchase plan	116	2,011			2,011

Balances at December 31, 2004	21,330	$211,920	$954	$(28,444)	$184,430

Net income				33,061	33,061
Currency translation adjustment, net of income tax benefit of $248			(83)		(83)

Total comprehensive income					32,978
Stock issues:
Issuance of common stock	1,725	59,588			59,588
Options exercised	1,746	23,803			23,803
Employee stock plans income tax benefits		15,146			15,146
Issuance of stock-based compensation awards	6	180			180
Employee stock purchase plan	62	1,409			1,409

Balances at December 31, 2005	24,869	$312,046	$871	$4,617	$317,534

Net income				33,759	33,759
Currency translation adjustment, net of income tax provision of $494			717		717

Total comprehensive income					34,476
Stock issues:
Options exercised	751	13,081			13,081
Employee stock plans income tax benefits		13,547			13,547
Issuance of stock-based compensation awards	7	292			292
Employee stock purchase plan	48	2,169			2,169
Stock-based compensation expense		9,397			9,397
Reclassification of liability associated with restricted stock awards upon adoption of SFAS 123(R)		486			486

Balances at December 31, 2006	25,675	$351,018	$1,588	$38,376	$390,982

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Operating activities
Net income (loss)	$33,759	$33,061	$(5,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,234	51,572	38,785
Employee stock plans income tax benefits	13,547	15,146	2,594
Excess tax benefits from stock-based compensation	(9,717)	-	-
Stock-based compensation	9,689	739	421
Amortization of prepaid debt fees	4,526	5,031	1,832
Deferred income taxes, net	1,624	(22,017)	(6,590)
Acquired in-process research and development	-	-	6,400
Other, net	828	2,278	1,347
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,275)	(14,183)	15,277
Inventories	(1,599)	(3,997)	(3,600)
Accounts payable and accrued expenses	(8,278)	4,432	3,232
Wages and benefits payable	(1,774)	9,282	(1,383)
Unearned revenue	5,698	156	10,952
Warranty	2,872	3,831	(8,456)
Other long-term obligations	(486)	(511)	(994)
Other, net	1,125	(5,203)	(1,505)

Net cash provided by operating activities	94,773	79,617	53,055

Investing activities
Purchases of investments, held to maturity	(204,995)	-	-
Proceeds from the maturities of investments, held to maturity	170,434	-	-
Acquisitions of property, plant and equipment	(31,739)	(31,973)	(12,788)
Business acquisitions, net of cash and cash equivalents acquired	(21,121)	-	(253,050)
Other, net	1,922	1,402	(1,263)

Net cash used in investing activities	(85,499)	(30,571)	(267,101)

Financing activities
Proceeds from borrowings	345,000	14,800	309,081
Change in short-term borrowings, net	-	-	(10,000)
Payments on debt	(42,703)	(126,196)	(74,234)
Issuance of common stock	15,250	84,727	8,338
Excess tax benefits from stock-based compensation	9,717	-	-
Prepaid debt fees	(8,771)	(391)	(13,646)
Other, net	-	28	(109)

Net cash provided by (used in) financing activities	318,493	(27,032)	219,430

Increase in cash and cash equivalents	327,767	22,014	5,384
Cash and cash equivalents at beginning of year	33,638	11,624	6,240

Cash and cash equivalents at end of year	$361,405	$33,638	$11,624

Non-cash transactions:
Fixed assets purchased but not yet paid	$6,631	$4,400	$-
Non-cash affects of acquisitions (Note 5)	637	-	-
Reclassification of prepaid debt fees	-	-	485
Taxes on contingent purchase price paid for acquisition	-	-	113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,434	$1,281	$530
Interest (net of amount capitalized)	5,234	14,314	23,848

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide solutions to gas, electric and water utilities worldwide to assist them in optimizing the delivery and use of energy and water. Our solutions include electric meters, handheld computers, mobile and fixed network automated meter reading (AMR), advanced metering infrastructure (AMI), water leak detection and related software and services. Additionally, we sell enterprise software to manage, analyze and forecast utility data.

Basis of Consolidation

The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004, Consolidated Balance Sheets as of December 31, 2006 and 2005 and Consolidated Statements of Shareholders’ Equity and Cash Flows for the years ended December 31, 2006, 2005 and 2004, of Itron and our wholly owned subsidiaries.

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

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc., which is reported within our Software Solutions segment. On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda., located in Brazil, which is reported within our Electricity Metering segment. On November 21, 2006, we completed the acquisition of Flow Metrix, Inc., which is reported in our Meter Data Collection segment. On July 1, 2004, we completed the acquisition of our Electricity Metering business, which became our Electricity Metering segment. The operating results of these acquisitions are included in our consolidated financial statements commencing on the date of each acquisition (see Note 5).

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB 43, Chapter 4 (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our domestic handheld meter reading unit repair services are provided by an outside vendor, Servatron. At December 31, 2005, we had a 30% equity interest in Servatron, which we redeemed in the first quarter of 2006 (see Note 8). Consigned inventory held by Servatron totaled $2.9 million at December 31, 2006 and 2005.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture. Leasehold improvements are capitalized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Project management costs incurred in connection with installation and equipment used in outsourcing contracts are capitalized and depreciated using the straight-line method over the shorter of the useful life or the term of the contract. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in 2006 and 2004. During 2005, we wrote-off approximately $1.9 million of internal software no longer in use. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated (see Note 4).

Prepaid Debt Fees

Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded in other noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. Debt fees associated with convertible notes are amortized through the date of the earliest put or conversion option. When debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense in the Consolidated Statements of Operations.

Acquisitions

In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. The excess of the fair value of the acquisition over the cost, resulting from contingent consideration, is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant event occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Our reporting units, as defined by

SFAS 142, are the same as our operating segments as each business unit is comprised of a single component. Goodwill is assigned to our reporting units based on the expected benefit from the combined synergies, determined by using the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2006	2005
	(in thousands)

Beginning balance, January 1	$15,276	$13,574
Electricity Metering acquisition adjustments	-	(2,128)
New product warranties	2,875	3,360
Other changes/adjustments to warranties	7,229	7,569
Claims activity	(7,232)	(7,099)

Ending balance, December 31	18,148	15,276
Less: current portion of warranty	7,999	8,497

Long-term warranty	$10,149	$6,779

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $10.1 million, $10.9 million and $6.7 million for the three years ended December 31, 2006, 2005 and 2004, respectively. Warranty expense is classified within cost of sales.

Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $14.5 million, $14.6 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The IBNR accrual, which is included in wages and benefits payable, was $1.9 million and $2.1 million at December 31, 2006 and 2005, respectively. Fluctuations in the IBNR accrual are the result of the number of plan participants, claims activity and deductible limits.

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

Foreign Exchange

Our consolidated financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are denominated in foreign currencies and are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues, costs of revenues and expenses for these subsidiaries are translated using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the local currency are included in the Consolidated Statements of Operations unless those balances arose from intercompany transactions deemed to be long-term in nature. Currency gains and losses for this exception are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity.

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

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met. Shipping and handling costs billed to customers are recorded as revenue, with the associated cost charged to cost of sales.

Product and Software Development Costs

Product and software development costs primarily include payroll and third party contracting fees. For software we develop to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period of time between technological feasibility and the completion of product and software development, and the immaterial nature of these costs, we generally do not capitalize product and software development expenses.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.2 million, $1.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. We compute dilutive earnings per share by adjusting the weighted average number of common shares outstanding to consider the effect of potentially dilutive securities, including stock-based awards and convertible notes. Shares that are contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. For periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In March 2005, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock. We expense stock-based compensation using the straight-line method. For the year ended December 31, 2006, stock-based compensation expense was $9.7 million, before a related income tax benefit of $1.7 million. There was no stock-based compensation expense capitalized at December 31, 2006. Stock-based compensation expense of $739,000 for the year ended December 31, 2005 was related to the issuance of unrestricted stock and ESPP that we recognized under previous accounting standards. There was no stock-based compensation expense related to employee stock options recognized during the year ended December 31, 2005.

The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense and a corresponding decrease to pre-tax income of $9.0 million for the year ended December 31, 2006. A substantial portion of our stock-based compensation can not be expensed for tax purposes. This resulted in a decrease to income after tax of $7.6 million, or $0.30 per basic and $0.29 per diluted share for the year. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows. Under SFAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized are classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Cash provided by operating activities decreased and cash provided by financing activities increased by $9.7 million, respectively, related to excess tax benefits from stock awards exercised during the year ended December 31, 2006.

The following table shows the effect on net earnings and earnings per share, for the year ended December 31, 2005 and 2004, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP in accordance with SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net income (loss)
As reported	$33,061	$(5,257)
Deduct: stock-based compensation, net of tax	(5,404)	(5,261)

Pro forma net income (loss)	$27,657	$(10,518)

Basic earnings per share
As reported	$1.41	$(0.25)

Pro forma	$1.18	$(0.50)

Diluted earnings per share
As reported	$1.33	$(0.25)

Pro forma	$1.12	$(0.50)

The fair value of stock options and ESPP awards issued during the years ended December 31, 2006, 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Dividend yield	-	-	-	-	-	-
Expected volatility	43.1%	58.9%	71.7%	41.3%	46.1%	38.7%
Risk-free interest rate	4.8%	3.8%	4.0%	4.7%	3.1%	1.5%
Expected life (years)	4.6	3.4	4.5	0.25	0.25	0.25

For 2006, expected price volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options, for the related vesting period. Prior to the adoption of SFAS 123(R), expected stock price volatility was estimated using only historical volatility. We believe this combined approach is more reflective of current and historical market conditions and a better indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life are historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

For restricted and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant.

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

Reclassifications

Due to our adoption of SFAS 123(R) on January 1, 2006, certain amounts in the 2005 and 2004 Consolidated Statement of Cash Flows have been reclassified to conform with the 2006 presentation.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and is effective for us commencing January 1, 2007. The cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Although we are continuing to evaluate the impact of FIN 48, based on our current analysis, we do not expect it to have a material impact on our financial statements.

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

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Basic earnings per share:
Net income (loss) available to common shareholders	$33,759	$33,061	$(5,257)
Weighted average number of shares outstanding	25,414	23,394	20,922

Basic	$1.33	$1.41	$(0.25)

Diluted earnings per share:
Net income (loss) available to common shareholders	$33,759	$33,061	$(5,257)

Weighted average number of shares outstanding	25,414	23,394	20,922
Dilutive effect of stock-based awards	869	1,383	-

Adjusted weighted average number of shares outstanding	26,283	24,777	20,922

Diluted	$1.28	$1.33	$(0.25)

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At December 31, 2006, 2005 and 2004, we had stock-based awards outstanding of approximately 2.2 million, 2.4 million and 3.9 million at weighted average option exercise prices of $29.78, $21.24 and $15.24, respectively. Approximately 270,000, 15,000 and 2.4 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2006, 2005 and 2004, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible notes that if converted in the future, would have a potentially dilutive effect on our stock (see Note 9). Under the indenture for the convertible notes, upon conversion we are required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of our common stock for each of the periods presented is used as the basis for determining dilution. The average price of our common stock for the year ended December 31, 2006 did not exceed the conversion price of $65.16 and therefore, did not have an effect on diluted earnings per share.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2006, 2005 and 2004.

Note 3:    Short-term Investments, Held to Maturity

Our investments are classified as held to maturity, have original maturities of less than one year and consist of U.S. government and federal agencies. We have the intent and ability to hold these investments to maturity. The securities are reported at their amortized cost with premiums and discounts recognized in interest income using the effective interest method over the terms of the securities. Any impairment to the fair value of the securities is considered temporary due to the short-term nature of the investments, with recovery of fair value expected at maturity.

The amortized cost and fair value of our investments at December 31, 2006 were as follows:

	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value
	(in thousands)

U.S. government and federal agencies	$34,583	$7	$-	$34,590

Note 4:    Certain Balance Sheet Components

Accounts receivable, net

	At December 31,
	2006	2005
	(in thousands)

Trade (net of allowance for doubtful accounts of $589 and $598)	$100,162	$96,106
Unbilled revenue	9,762	8,322

Total accounts receivable, net	$109,924	$104,428

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2006	2005
	(in thousands)

Beginning balance, January 1	$598	$1,312
Electricity Metering adjustments	-	(164)
Provision (benefit) for doubtful accounts	52	(165)
Recoveries	-	-
Accounts charged off	(61)	(385)

Ending balance, December 31	$589	$598

Inventories

A summary of the inventory balances is as follows:

	At December 31,
	2006	2005
	(in thousands)

Materials	$29,650	$25,744
Work in process	5,220	5,832
Finished goods	16,433	16,241

Total manufacturing inventories	51,303	47,817
Service inventories	1,193	1,639

Total inventories	$52,496	$49,456

Other current assets

Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. During the first quarter of 2006, after the purchase of our new headquarters facility in Liberty Lake, Washington at the end of 2005, our previous headquarters facility in Spokane Valley was listed for sale. As a result, the net carrying value of the Spokane Valley facility totaling approximately $8.8 million was transferred from property, plant and equipment to other current assets. During 2006, we reduced the carrying value of the facility by $680,000 to reflect fair value less costs to sell, which was recorded in general and administrative expenses. We expect to sell the building in 2007.

Property, plant and equipment, net

	At December 31,
	2006	2005
	(in thousands)

Machinery and equipment	$59,485	$47,709
Equipment used in outsourcing	16,086	16,086
Computers and purchased software	40,368	34,736
Buildings, furniture and improvements	45,670	45,611
Land	2,482	4,217

Total cost	164,091	148,359
Accumulated depreciation	(75,402)	(70,736)

Property, plant and equipment, net	$88,689	$77,623

Depreciation expense was $15.1 million, $12.8 million and $11.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On December 30, 2005, we completed the purchase of a building in Liberty Lake, Washington, which became our corporate headquarters in the third quarter of 2006. For the year ended December 31, 2006, we invested approximately $11.6 million in capital improvements related to our new corporate headquarters, including capitalized interest costs of $900,000. These capital improvements were substantially complete at September 30, 2006.

Note 5:    Business Combinations

Quantum Consulting, Inc.

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc. (Quantum), an energy consulting firm. The acquisition expands our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment. The preliminary purchase price, including a working capital adjustment of $96,000 and net of cash acquired of $81,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$4,015
Direct transaction costs	478

Total purchase price	$4,493

Of the purchase price consideration, $400,000 is retained in an escrow account for indemnifications made by Quantum. The amount in escrow will be released at predetermined intervals through April 2008. Additional contingent consideration of up to $1.0 million will be paid to Quantum shareholders if certain defined financial targets are achieved in 2006, 2007 and 2008. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. The 2006 financial target was not achieved; therefore, no additional consideration was required at December 31, 2006. An additional payment will also be made to Quantum shareholders, of up to $1.0 million, if certain key individuals remain employees through March 2009. A substantial portion of the payment will be recognized as compensation expense over the retention period.

The following financial information reflects the allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

	April 1, 2006 Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of tangible net assets acquired	$446
Identified intangible assets - amortizable
Non-compete agreements	670	55
Contract backlog	360	38
Goodwill	3,017

Total net assets acquired	$4,493

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Software Solutions segment in accordance with SFAS 142. For tax purposes, goodwill is not deductible as we acquired the stock of Quantum.

ELO Sistemas e Tecnologia Ltda.

On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda. (ELO) for an initial cash payment of approximately $1.9 million and a working capital adjustment of $102,000. Cash consideration also included the settlement of a $637,000 payable from ELO to us for inventory purchased by ELO prior to the acquisition. Additional contingent consideration will be payable if certain financial targets are achieved over the next five years. The 2006 financial target was not achieved; therefore, no additional consideration was required at December 31, 2006. Operations reside in Campinas, Brazil and include sales, manufacturing, service and maintenance, consulting and administrative functions related to meters, AMR technology and related systems in South America. The preliminary purchase price, which includes direct transaction costs and is net of cash acquired of $10,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$2,641
Direct transaction costs	1,210

Total purchase price	$3,851

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

The following financial information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. We are continuing to assess certain assets acquired, including fixed assets, and expect to finalize the adjustments in the first quarter of 2007.

	June 1, 2006 Fair Value	Useful Life
	(in thousands)	(in months)
Fair value of tangible net assets acquired	$682
Identified intangible assets - amortizable
Customer relationships/contracts	6,957	175
Contract backlog	1,731	12
Contingent purchase price liability	(5,519)

Total net assets acquired	$3,851

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Electricity Metering segment in accordance with SFAS 142. Due to changes in foreign currency exchange rates, the contingent purchase price liability can increase or decrease, with a corresponding change in accumulated other comprehensive income (loss). The contingent purchase price liability was approximately $5.9 million at December 31, 2006. This acquisition was structured such that we received an increase in basis for tax purposes equal to the cash consideration paid. In future years, intangible assets and goodwill will be recognized (and deductible) for tax purposes as contingent consideration payments are made.

Flow Metrix, Inc.

On November 21, 2006, we completed the acquisition of Flow Metrix, Inc. (Flow Metrix). Flow Metrix develops and manufactures advanced leak detection systems for underground pipelines, which will complement our fixed network water products and allow our customers to improve pipeline integrity management. The preliminary purchase price, which includes direct transaction costs, net of cash acquired of $2.0 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$12,952
Direct transaction costs	654

Total purchase price	$13,606

Of the purchase price consideration, $2.8 million was retained in an escrow account for working capital adjustments and indemnifications made by Flow Metrix. Additional consideration of up to $3.0 million may be made if certain technological and integration milestones are achieved within the first three years. These additional payments will increase the purchase price and goodwill at the time the milestones are achieved. The agreement also provides us a one year option to purchase additional technology targeted at energy pipeline integrity for an additional payment of $1.5 million.

The following information reflects a preliminary allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of the acquisition. We are performing a review of the assets acquired and liabilities assumed, including intangible assets and the associated lives, and expect to finalize the majority of the fair value adjustments during the first quarter of 2007.

	November 21, 2006 Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net liabilities assumed	$(3,824)
Identified intangible assets - amortizable
Core-developed technology	8,600	120
Customer contracts	740	120
Tradenames	500	120
Other	430	12
Goodwill	7,160

Total net assets acquired	$13,606

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Meter Data Collection segment in accordance with SFAS 142. For tax purposes, goodwill is not deductible as we acquired the stock of Flow Metrix.

Pro forma results are not presented for the acquisitions of Quantum, ELO and Flow Metrix because they were not considered material business combinations in accordance with SFAS 141.

Electricity Metering

On July 1, 2004, we completed the acquisition of our Electricity Meter business. This acquisition added electricity meter manufacturing and sales to our operations, creating our Electricity Metering operating segment.

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

The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and intangible assets were allocated to our new Hardware Solutions—Electricity Metering segment in accordance with SFAS 142.

The following financial information reflects the allocation of the purchase price based on final fair values of the assets and liabilities.

	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of tangible net assets acquired	$58,747
In-process research and development	6,400
Identified intangible assets - amortizable
Core-developed technology	136,900	54 to 168
Contract backlog	1,800	6
Customer relationships/contracts	3,100	18
Trademarks and tradenames	25,200	90
Other	53	120
Goodwill	24,093

Net assets acquired	$256,293

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets are being amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. This acquisition was treated as an asset purchase for tax purposes; accordingly, goodwill and IPR&D expense are deductible for tax purposes over 15 years.

The $6.4 million of IPR&D consisted primarily of next generation technology, valued at $5.7 million. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects were intended to make key enhancements and improve functionality of our polyphase meter. We valued IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 18 percent, which was based on several factors such as the industry composite of weighted average cost of capital, weighted average return on assets, internal rate of return and perceived risk of the projects. We originally estimated the research and development to be approximately 50% complete, with a cost to complete the development of approximately $1.2 million over the next twelve months. At December 31, 2005, after incurring approximately $1.3 million in costs, we were substantially complete with the in-process technology. Sales of this new technology took place in 2006.

Note 6:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2006			At December 31, 2005
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)

Core-developed technology	$162,930	$(77,783)	$85,147	$154,330	$(54,064)	$100,266
Patents	7,088	(5,059)	2,029	7,088	(4,690)	2,398
Capitalized software	5,065	(5,065)	-	5,065	(5,065)	-
Distribution and production rights	3,935	(3,384)	551	3,935	(3,220)	715
Customer contracts	16,888	(7,931)	8,957	8,750	(7,028)	1,722
Trademarks and tradenames	26,210	(12,022)	14,188	25,710	(7,634)	18,076
Other	9,752	(7,942)	1,810	6,450	(6,334)	116

Total identified intangible assets	$231,868	$(119,186)	$112,682	$211,328	$(88,035)	$123,293

A summary of the identifiable intangible asset account activity is as follows:

	At December 31,
	2006	2005
	(in thousands)
Beginning balance	$211,328	$211,328
Intangible assets acquired	19,988	-
Effect of change in exchange rates	552	-

Ending balance, total intangible assets, gross	$231,868	$211,328

Increases in identified intangible assets were the result of the Quantum, ELO and Flow Metrix acquisitions during 2006. The carrying amount of intangible assets can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. At December 31, 2006, the intangible assets associated with the ELO acquisition increased $552,000 as a result of a change in foreign currency rates. Intangible asset amortization expense was $31.1 million in 2006, $38.8 million in 2005 and $27.6 million in 2004.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2007	$28,146
2008	23,742
2009	19,991
2010	14,010
2011	11,764
Beyond 2011	15,029

Total identified intangible assets, net	$112,682

Note 7:    Goodwill

We test goodwill for impairment as of October 1 of each year. No impairment adjustment was required in 2006, 2005 or 2004. On April 1, 2006, we completed the acquisition of Quantum and recorded a preliminary allocation of the purchase price, resulting in $3.0 million of estimated goodwill. On November 21, 2006, we completed the acquisition of Flow Metrix and recorded a preliminary allocation of the purchase price, resulting in $7.2 million of estimated goodwill. On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized. Goodwill decreased in 2005 primarily due to a $2.1 million adjustment related to a warranty accrual associated with the Electricity Metering acquisition. Goodwill balances can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

The following table reflects goodwill allocated to each reporting segment at December 31, 2006 and 2005.

	Hardware Solutions
	Electricity Metering	Meter Data Collection	Software Solutions	Total Company
	(in thousands)
Goodwill balance at December 31, 2004	$26,236	$73,337	$17,898	$117,471
Goodwill adjustments	(1,758)	-	-	(1,758)
Effect of change in exchange rates	77	195	47	319

Goodwill balance at December 31, 2005	24,555	73,532	17,945	116,032
Goodwill acquired	-	7,160	3,017	10,177
Effect of change in exchange rates	54	2	1	57

Goodwill balance at December 31, 2006	$24,609	$80,694	$20,963	$126,266

Note 8:    Investments in Affiliates and Related Party Transactions

Investments in Affiliates

During 2006, our 30% equity interest in Servatron was redeemed for $1.0 million and we recognized a loss of $242,000. Servatron serves both as a contract manufacturer for our low volume products and as our handheld service repair depot. Prior to our stock redemption, we received a dividend of $193,000, which was recorded as a return on investment. Therefore, at December 31, 2006, we had no ownership in Servatron. At December 31, 2005, this investment, accounted for under the equity method of accounting, was $1.4 million. Our equity in earnings, recorded in other income (expense) was $33,000 and $82,000 for the years ended December 31, 2006 and 2005. There were no earnings or losses in the year ended December 31, 2004. Purchases of low volume products and repair services from Servatron were $17.0 million in 2006, $19.3 million in 2005 and $12.7 million in 2004, with amounts payable to Servatron of $605,000 and $1.5 million at December 31, 2006 and 2005, respectively. We continue to lease to Servatron a portion of our Spokane Valley facility, which is currently held for sale (see Note 4). Lease revenues were approximately $186,000 in both 2006 and 2005 and approximately $181,000 in 2004. Servatron also remits payment for consigned inventory purchased from us. Accounts receivable was approximately $445,000 and $360,000 at December 31, 2006 and 2005, respectively.

During 2005, we established a limited liability company with an entity in Qatar, a Middle East country, to open a sales and distribution office in Qatar. We invested $27,000, acquiring a 49% ownership. Although this ownership is less than 50%, we maintain decision-making and control; therefore requiring consolidation of the subsidiary and its operations. At December 31, 2006 and 2005, the balance for the non-controlling interest portion of the investment was zero because cumulative operating losses exceeded the total invested capital. Losses are recorded to other income (expense).

During the first quarter of 2006, our Chief Financial Officer became a board member of a financial institution, which is a 3.6% participant in our $55 million revolver. Fees paid to this financial institution during 2006, associated with our revolver, were minimal.

We lease a facility from former owners of a business we acquired in 2002, one of whom is a current employee. The lease agreement was renewed in March 2004 and will terminate in February 2008. The monthly lease expense is approximately $40,000. We also lease a facility from a current employee, with monthly lease expense of approximately $5,000. This lease was renewed in August 2006 and will terminate in August 2009.

Note 9:    Debt

The components of our borrowings are as follows:

	At December 31,
	2006	2005
	(in thousands)

Senior subordinated notes	$124,324	$124,226
Convertible senior subordinated notes	345,000	-
Senior secured credit facility term loan	-	24,676
Real estate term note	-	14,800
Project financing debt	-	3,227

	469,324	166,929
Current portion of debt	-	(4,376)

Total long-term debt	$469,324	$162,553

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at December 31, 2006. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. As of December 31, 2006, all guarantor operating subsidiaries were merged into Itron parent. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2006 and 2005. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time prior to May 15, 2007, we may, at our option, redeem up to 35% of the subordinated notes at 107.75%, with the proceeds of certain sales of our common stock.

Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible senior subordinated notes (convertible notes) due August 2026. Fixed interest payments of $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in Emerging Issues Task Force (EITF) 05-02, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), as the conversion feature is indexed to the company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own stock.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

¡

during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

¡	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;
¡

during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

¡	if the convertible notes are called for redemption;
¡	if a fundamental change occurs; or
¡	upon the occurrence of defined corporate events.

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

Net proceeds of approximately $336.3 million may be used to acquire or invest in businesses, products or technologies that are complementary to our own. We may also use the proceeds for general corporate purposes. The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2006. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Senior Secured Credit Facility

At December 31, 2005, we had $24.7 million remaining on our original $185 million seven-year senior secured term loan (term loan), which we repaid during the first quarter of 2006. The term loan was part of our senior secured credit facility (credit facility), which originated on July 1, 2004 to finance the acquisition of our Electricity Metering business. The credit facility also includes a $55 million five-year senior secured revolving credit line (revolver). We have the ability to increase the revolver to $75 million at a future date. Our letter of credit limit under the credit facility is $55 million and can be increased to $65 million at a future date. The credit facility is guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned.

At December 31, 2006, there were no borrowings outstanding under the revolver and $23.0 million was utilized by outstanding standby letters of credit resulting in $32.0 million available for additional borrowings. Revolver borrowings can be made at any time through June 2009, at which time any borrowings outstanding must be repaid. Our debt covenants require us to maintain certain consolidated leverage and coverage ratios on a quarterly basis, as well as customary covenants that place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2006 and 2005.

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

Prepaid Debt Fees & Interest Expense

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $13.2 million and $8.9 million at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, total interest cost was $18.7 million, of which $900,000 was capitalized as part of our new corporate headquarters capital improvements. There was no capitalized interest in 2005 or 2004. Accrued interest expense was $4.8 million and $1.3 million at December 31, 2006 and 2005, respectively.

Minimum Payments on Debt

Our outstanding debt has no required minimum payments due over the next five years. Our subordinated notes are due on May 15, 2012. Our convertible notes can be converted at any time as a result of certain corporate transactions or defined market conditions, as outlined above, or no earlier than July 1, 2011.

Note 10:	Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2006 and 2005, and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash and cash equivalents:  Due to the liquid nature of these instruments, the carrying value approximates fair value.

Short-term investments, held to maturity:  The fair value is based on quoted market prices, which approximates the carrying amount because of the short maturity of these instruments.

Senior subordinated notes:  The 2006 fair value is based on the latest quoted market price at December 31, 2006. The fair value at December 31, 2005 is based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues as this borrowing had very little trading activity during 2005.

Convertible senior subordinated notes:  The fair value is based on the latest quoted market price at December 31, 2006.

Senior secured credit facility term loan:  The carrying value approximates fair value as the interest rates are periodically adjusted to market rates by our lenders.

Real estate term note:  The carrying value approximates fair value as the interest rates are periodically adjusted to market rates by our lender.

Project financing:  The fair value is estimated based on an internally generated fair value model, using estimated spreads above quoted treasury rates for similar issues.

	At December 31, 2006		At December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$361,405	$361,405	$33,638	$33,638
Short-term investments, held to maturity	34,583	34,590	-	-
Liabilities
Senior subordinated notes	124,324	128,438	124,226	124,279
Convertible senior subordinated notes	345,000	366,435	-	-
Senior secured credit facility term loan	-	-	24,676	24,676
Real estate term note	-	-	14,800	14,800
Project financing	-	-	3,227	3,266

Note 11:    Restructurings

There was no restructuring activity in 2006 or 2005. During 2004, we implemented a new internal organizational structure, which resulted in several actions to reduce spending and eliminate certain unprofitable activities. As a result, we reduced our staffing by approximately 260 employees and incurred restructuring expenses of $7.7 million. The liability for employee severance of $2.3 million was recorded within wages and benefits payable at December 31, 2004. Additional costs of $390,000 were recorded in 2005, with all severance costs paid to employees by December 31, 2005.

Note 12:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income (loss) before income taxes
Domestic	$52,068	$25,666	$(10,220)
Foreign	167	1,862	814

Total income (loss) before income taxes	$52,235	$27,528	$(9,406)

Expected federal income tax provision (benefit)	$18,282	$9,635	$(3,292)
Tax credits	(2,433)	(2,114)	(971)
State income tax provision (benefit), net of federal effect	2,501	1,488	(477)
Export sales provision (benefit)	(209)	(220)	82
Meals and entertainment	344	309	252
Realization of prior years’ deferred tax assets	(615)	(8,534)	-
Change in valuation allowance	(202)	(5,519)	(121)
Foreign operations	(837)	(501)	-
Stock-based compensation	1,876	-	-
Other, net	(231)	(77)	378

Total provision (benefit) for income taxes	$18,476	$(5,533)	$(4,149)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$2,428	$-	$-
State and local	1,319	528	449
Foreign	290	356	73

Total current	4,037	884	522

Deferred:
Federal	15,052	(8,063)	(3,716)
State and local	1,093	1,864	(785)
Foreign	(1,504)	5,301	(49)

Total deferred	14,641	(898)	(4,550)

Change in valuation allowance	(202)	(5,519)	(121)

Total provision (benefit) for income taxes	$18,476	$(5,533)	$(4,149)

Net deferred income tax assets consist of the following:

	At December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Loss carryforwards	$25,266	$31,787
Accrued expenses	14,896	10,539
Tax credits	17,429	19,257
Depreciation and amortization	12,040	10,953
Other, net	857	1,372

Total deferred tax assets	70,488	73,908

Deferred tax liabilities
Tax effect of accumulated translation	(939)	(444)
Other, net	(191)	(80)

Total deferred tax liabilities	(1,130)	(524)
Valuation allowance	(1,083)	(1,285)

Net deferred tax assets	$68,275	$72,099

At December 31, 2006, we had unused federal research and development tax credits of $17.7 million, which expire during the tax years 2007 – 2026 if not utilized. We have state research and development tax credits of approximately $1.9 million available to offset future state tax liabilities and alternative minimum tax credits of $2.5 million available to offset future federal tax liabilities, both of which are available indefinitely. Federal loss carryforwards of $60.4 million expire during the tax years 2019 – 2025. Valuation allowances of $1.1 million, $1.3 million and $6.8 million in 2006, 2005 and 2004, respectively, were provided primarily for foreign loss carryforwards attributable to various items for which we may not receive future benefits. The tax benefit associated with equity compensation was $13.5 million, $15.1 million and $2.6 million in 2006, 2005 and 2004, respectively, and is included in the Consolidated Statements of Shareholders’ Equity.

Note 13:    Shareholder Rights Plan

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

Note 14:    Bonus, Profit Sharing and Employee Savings Plans

We have employee bonus and profit sharing plans in which most of our employees participate, which provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the estimates made in earlier quarters. At December 31, 2006, $9.4 million of bonus and profit sharing expense was recorded, with payment expected in the first quarter of 2007. For 2005, $9.7 million of bonus and profit sharing expense was recorded, with payment made in the first quarter of 2006. During 2004, the performance goals were not met; however a discretionary payout of approximately $500,000 was recorded as expense for fiscal 2004 with payment made during the first quarter of 2005.

Employee Savings Plan

We have an employee incentive savings plan in which substantially all employees are eligible to participate. Employees may contribute, on a tax-deferred basis, from 1% to 50% of their salary, up to the annual Internal

Revenue Service limit. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $3.0 million in 2006, $2.3 million in 2005 and $2.0 million in 2004.

Note 15:    Stock-Based Compensation

Stock Option Plans

At December 31, 2006, we had three stock-based compensation plans in effect, but we are currently only granting options under one, the Amended and Restated 2000 Stock Incentive Plan. Stock options to purchase the Company’s common stock are granted with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $21.01, $16.57 and $12.42, respectively. The compensation expense related to stock options recognized under SFAS 123(R) for the year ended December 31, 2006 was $8.6 million. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of our stock option activity from January 1, 2004 through December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2004	3,887	$13.22
Granted	875	21.02
Exercised	(632)	10.37
Forfeited	(246)	16.43
Expired	-	-

Outstanding, December 31, 2004	3,884	$15.24	6.03	$34,003

Exercisable and expected to vest, December 31, 2004	3,688	$14.87	5.92	$33,835

Exercisable, December 31, 2004	2,251	$13.17	5.01	$24,465

Granted	627	36.80
Exercised	(1,746)	13.64
Forfeited	(322)	18.64
Expired	-	-

Outstanding, December 31, 2005	2,443	$21.24	6.89	$46,189

Exercisable and expected to vest, December 31, 2005	2,313	$20.73	6.81	$44,922

Exercisable, December 31, 2005	1,157	$13.66	5.55	$30,804

Granted	600	49.39
Exercised	(751)	17.32
Forfeited	(67)	33.55
Expired	-	-

Outstanding, December 31, 2006	2,225	$29.78	7.46	$49,469

Exercisable and expected to vest, December 31, 2006	2,004	$28.55	7.31	$46,986

Exercisable, December 31, 2006	1,032	$18.13	5.98	$34,797

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $51.84 as of the last business day of the period ended December 31, 2006, which represents the amounts optionees would have received if all options had been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $16.9 million, which is expected to be recognized over a weighted average period of approximately 21 months. During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $30.3 million, $45.4 million and $6.3 million, respectively. The total fair value of options vested was $32.5 million, $14.2 million and $15.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

We issue new shares of common stock upon the exercise of stock options.

As of December 31, 2006, there were 473,685 shares of common stock available for future grants pursuant to stock-based awards, which includes the stock option plans, the Long-Term Performance Plan and the Directors’ stock awards. Additional information regarding options outstanding as of December 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
	(in thousands)	(years)		(in thousands)
Range of Exercise Prices
$ 4.87 - $14.17	339	3.81	$7.66	339	$7.66
$14.85 - $20.52	359	6.35	18.60	330	18.55
$20.64 - $30.32	470	7.51	21.71	226	21.37
$37.40 - $42.62	462	8.27	37.65	136	37.67
$48.51 - $55.80	562	9.56	48.59	1	50.29
$56.60 - $70.99	33	9.34	62.80	-	-

	2,225	7.46	$29.78	1,032	$18.13

Employee Stock Purchase Plan

Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our employee stock purchase plan (ESPP). Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 48,442 and 62,498 shares to employees in the years ended December 31, 2006 and 2005, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in 2006, 2005 and 2004 was $8.63, $6.85 and $4.45, respectively. The expense related to ESPP recognized under SFAS 123(R) for the year ended December 31, 2006 was $386,000. We had no unrecognized compensation cost at December 31, 2006 associated with the awards issued under the ESPP. As of December 31, 2006, there were 381,846 shares of common stock available for future issuance under the Employee Stock Purchase Plan.

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

The award for 2005 consisted of 30,542 shares of restricted stock issued on February 15, 2006, at a grant-date fair value of $59.16. For the years ended December 31, 2006 and 2005, approximately $226,000 and $485,000 were recognized as expense for the 2005 award, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense related to the 2005 award was $684,000, which will be recognized through February 15, 2009. For the 2006 yearly goals the number of shares of restricted stock to be issued will be determined by dividing the dollar amount of the award by the fair value of our common stock on the date the award is approved by our Board of Directors. For the year ended December 31, 2006, $209,000 was recognized as expense related to the 2006 award, with the remaining $1.3 million to be recognized through February, 2010.

A summary of the restricted stock activity for the year ended December 31, 2006 is as follows:

Restricted Shares
Nonvested, January 1, 2006	-
Granted	30,542
Vested	(1,171)
Forfeited	(6,938)

Nonvested, December 31, 2006	22,433

Board of Directors’ Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the year ended December 31, 2006, we issued 5,762 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $50.71. The expense related to these awards for the year ended December 31, 2006 was $292,000. All awards were fully vested and expensed when granted.

Note 16:    Commitments and Contingencies

Commitments

We have noncancelable operating leases for computers, office, production and storage space expiring at various dates through 2011. Rent expense under our operating leases was $7.0 million in 2006, $7.6 million in 2005 and $8.1 million in 2004. We receive lease income on a portion of our Spokane Valley facility from another entity. Future minimum payments and revenues at December 31, 2006, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

	Minimum Payments	Minimum Revenues
	(in thousands)
2007	$5,263	$176
2008	4,121	279
2009	2,769	386
2010	1,731	386
2011	1,382	386

	$15,266	$1,613

Rent expense and income, net of any leasehold incentive, is recognized straightline over the lease term, including renewal periods if reasonably assured. Our most significant operating leases include our manufacturing facility in Waseca, Minnesota and office space for our software operations in Raleigh, North Carolina and Oakland and San Diego, California. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into during the years ended December 31, 2006 and 2005.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.0 million and $3.0 million at December 31, 2006 and 2005, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $23.0 million and $22.6 million at December 31, 2006 and 2005, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At December 31, 2006, there were no material legal contingencies requiring accrual or disclosure.

Note 17:    Segment Information

We have two operating groups (Hardware Solutions and Software Solutions). Hardware Solutions is comprised of two segments, Electricity Metering and Meter Data Collection and Software Solutions represents a single segment. For these three segments, management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to major products. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Software Solutions cost of sales includes distribution and documentation costs for applications sold, along with labor and operating costs for custom software implementation, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment may include sales, marketing, product development and administrative expenses.

Corporate operating expenses, amortization expense, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, or included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Prior to January 1, 2006, Itron Electricity Metering, Inc. was a wholly owned subsidiary with separately identifiable assets and liabilities. Effective January 1, 2006, Itron Electricity Metering, Inc. merged with Itron, Inc. Depreciation expense was allocated to the segments at approximately 50%, 60% and 50% during 2006, 2005 and 2004, respectively, with the remaining portion unallocated and reported under corporate unallocated. Unallocated depreciation fluctuated from 2004 to 2006 as a result of our Electricity Metering acquisition in mid-2004, which created the Electricity Metering segment, and then due to the purchase of our new corporate headquarters facility at the end of 2005, which was not allocated to the segments.

We classify sales in the United States and Canada as domestic revenues. International revenues were $41.1 million, $39.3 million and $25.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Software Solutions

Software knowledge applications for commercial, industrial and residential meter data collection and management, distribution system design and optimization, energy and water management, asset optimization, mobile workforce solutions, forecasting and related implementation, consulting and maintenance support services.

Segment Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Hardware Solutions
Electricity Metering	$325,031	$239,763	$112,586
Meter Data Collection	260,399	261,995	238,560

Total Hardware Solutions	585,430	501,758	351,146
Software Solutions	58,612	50,932	48,048

Total Company	$644,042	$552,690	$399,194

Gross margin
Hardware Solutions
Electricity Metering	$125,876	$99,386	$44,517
Meter Data Collection	116,746	112,504	108,348

Total Hardware Solutions	242,622	211,890	152,865
Software Solutions	24,820	21,731	17,804

Total Company	$267,442	$233,621	$170,669

Operating income (loss)
Hardware Solutions
Electricity Metering	$110,262	$82,018	$30,156
Meter Data Collection	92,847	91,412	87,757
Other unallocated costs	(37,048)	(25,395)	(18,225)

Total Hardware Solutions	166,061	148,035	99,688
Software Solutions	(11,497)	(10,547)	(19,742)
Corporate unallocated	(92,821)	(91,250)	(75,984)

Total Company	61,743	46,238	3,962
Total other income (expense)	(9,508)	(18,710)	(13,368)

Income (loss) before income taxes	$52,235	$27,528	$(9,406)

Revenues from AMR related to electricity meters can be reflected in either our Electricity Metering or Meter Data Collection segments. Standalone electric AMR module shipments, reflected in Meter Data Collection, have declined in 2006 due to a planned transition to AMR embedded in our electricity meters, resulting in a shift in sales to our Electricity Metering segment.

One customer accounted for 16% of total Company revenues in 2006. No single customer represented more than 10% of total Company revenues in 2005 and 2004.

One customer accounted for 32% of Electricity Metering revenues in 2006. No single customer represented more than 10% of Electricity Metering revenues in 2005. One customer represented 12% of Electricity Metering revenues for the six months ended December 31, 2004.

One customer accounted for 12% of Meter Data Collection revenues in 2006. No single customer represented more than 10% of Meter Data Collection revenues in 2005 and 2004.

One customer accounted for 10% of Software Solutions revenues in 2006. No single customer represented more than 10% of Software Solutions revenues in 2005 and 2004.

Note 19:    Quarterly Results (Unaudited)

Quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share and stock price data)

2006
Statement of operations data:
Total revenues	$155,553	$163,810	$164,706	$159,973	$644,042
Gross profit	$66,774	$69,032	$67,425	$64,211	$267,442
Net income	$7,069	$10,204	$9,215	$7,271	$33,759

Basic earnings per share	$0.28	$0.40	$0.36	$0.28	$1.33

Diluted earnings per share	$0.27	$0.39	$0.35	$0.28	$1.28

Stock Price:
High	$62.75	$73.72	$60.46	$57.50	$73.72
Low	$39.44	$52.58	$44.76	$46.87	$39.44

2005
Statement of operations data:
Total revenues	$116,470	$135,123	$141,145	$159,952	$552,690
Gross profit	$50,998	$56,739	$61,030	$64,854	$233,621
Net income	$817	$9,313	$6,002	$16,929	$33,061

Basic earnings per share	$0.04	$0.41	$0.25	$0.68	$1.41

Diluted earnings per share	$0.04	$0.38	$0.23	$0.65	$1.33

Stock Price:
High	$30.83	$48.29	$53.90	$49.00	$53.90
Low	$21.50	$29.21	$43.58	$37.98	$21.50

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 2006, or in any period subsequent to such date, through the date of this report.

ITEM 9A:	CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

(ii)	Internal Control Over Financial Reporting.
(a)

Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

We completed the acquisition of ELO Sistemas e Tecnologia Ltda. on June 1, 2006. This business represents a separate legal entity with total assets of $20.1 million as of December 31, 2006 and revenues of $10.6 million for the seven months then ended. It is also a separate control environment. The evaluation of disclosure controls and procedures referred to in (i) above included ELO Sistemas e Tecnologia Ltda. However, we have excluded this acquisition from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)

Changes in internal control over financial reporting.    The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2006. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Itron, Inc.

Liberty Lake, Washington

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Itron, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ELO Sistemas e Tecnologia Ltda. which was acquired on June 1, 2006 and whose financial statements constitute .2% and 2.0% of net and total assets, respectively, 1.6% of revenues, and (4.3)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at ELO Sistemas e Tecnologia Ltda. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated February 22, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 22, 2007

ITEM 9B:	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Item 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 (the 2006 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron as required by Item 401 of Regulation S-K is set forth under the caption “Management—Executive Officers of the Registrant” in PART I of this Annual Report on Form 10-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2006 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2006 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2006, as set forth by Item 407(c)(3).

The section entitled “Corporate Governance” appearing in the 2006 Proxy Statement sets forth certain information regarding the Audit Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

ITEM 11:	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” and “Compensation of Directors” appearing in the 2006 Proxy Statement sets forth certain information with respect to the compensation of directors and management of the Registrant as required by Item 402 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2006 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled “Compensation Committee Report” appearing in the 2006 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Equity Compensation Plan Information” appearing in the 2006 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2006 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled “Certain Relationships and Related Party Transactions” appearing in the 2006 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.

The section entitled “Corporate Governance” appearing in the 2006 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm’s Fees and Services” appearing in the 2006 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by the Registrant’s independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Reorganization between Itron, Inc. and LineSoft Corporation dated February 14, 2002. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated March 1, 2002—File No. 0-22418)

2.2

Agreement and Plan of Merger By and Among Regional Economic Research, Inc., RER Combination, Inc. and Itron, Inc. dated September 9, 2002. (filed as Exhibit 2.2 to Itron, Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.3

Combination Agreement By and Among eMobile Data Corporation, Marc Jones, eMD Combination, Inc. and Itron, Inc. dated August 30, 2002. (filed as Exhibit 2.3 to Itron, Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

2.4

Agreement and Plan of Merger By and Among Silicon Energy Corp., Shadow Combination, Inc. and Itron, Inc. dated January 18, 2003 as amended on February 27, 2003 and February 28, 2003. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated March 19, 2003—File No. 0-22418)

2.5

Corrected Schedule 1.1 of First Amendment dated February 27, 2003 of the Agreement and Plan of Merger, by and among Itron, Inc., Shadow Combination, Inc. and Silicon Energy Corp. (filed as Exhibit 2.1.1 to Itron, Inc.’s Report on Form 8-K/A dated March 26, 2003—File No. 0-22418)

2.6

Amended & Restated Purchase Agreement dated July 1, 2004, by and among Itron, Inc., Itron Canada, Inc., Itron France and Schlumberger Electricity, Inc., Schlumberger Technology Corporation, Schlumberger Canada Limited, BVI Holdings Limited, Axalto S.A., Schlumberger B.V. (filed as Exhibit 2.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K dated March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (filed as Exhibit 3.2 to Itron, Inc.’s Quarterly Report on Form 10-Q dated August 12, 2002—File No. 0-22418)

3.3	Bylaws of Itron Engineering Services, Inc. (filed as Exhibit 3.8 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.4	Bylaws of Itron International, Inc. (filed as Exhibit 3.11 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

3.5	Certificate of Incorporation of Itron International, Inc. (filed as Exhibit 3.12 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.1

Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

Exhibit Number	Description of Exhibits

4.2

Credit Agreement among Itron, Inc., several lenders from time to time parties hereto, Bear Stearns Corporate Lending, Inc. and Wells Fargo Bank, National Association dated December 17, 2003. (filed as Exhibit 10.17 to Itron, Inc.’s Annual Report on Form 10-K dated March 12, 2004—File No. 0-22418)

4.3

Credit Agreement, dated December 17, 2003, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.1 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.4

First Amendment to the Credit Agreement, dated March 15, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.2 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.5

Second Amendment to the Credit Agreement, dated May 14, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.3 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.6

Third Amendment to the Credit Agreement, dated June 30, 2004, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.4 to Itron, Inc.’s Report on Form 8-K dated July 15, 2004—File No. 0-22418)

4.7	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.8

Indenture relating to Itron, Inc.’s 7.75% senior subordinated notes due 2012, dated as of May 10, 2004. (filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4 dated September 3, 2004—File No. 333-118782)

4.9

Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A dated September 9, 2004—File No. 333-118782)

4.10

Fourth Amendment to the Credit Agreement dated April 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 10.23 to Itron, Inc.’s Report on Form 8-K dated April 20, 2005—File No. 0-22418)

4.11

Fifth Amendment to the Credit Agreement dated April 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 10.24 to Itron, Inc.’s Report on Form 8-K dated April 20, 2005—File No. 0-22418)

4.12

Sixth Amendment to the Credit Agreement dated December 19, 2005, by and among Itron, Inc. and Bear Stearns Corporate Lending Inc. as Syndication Agent and Wells Fargo Bank, National Association, as Administrative Agent. (filed as Exhibit 4.11 to Itron, Inc.’s Report on Form 8-K dated December 21, 2005—File No. 0-22418)

4.13

Seventh Amendment to the Credit Agreement dated May 18, 2006, and entered by and among Itron, Inc., several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc. and Wells Fargo Bank, National Association and is made with reference to the Credit Agreement dated December 17, 2003. (filed as Exhibit 4.14 to Itron, Inc.’s Report on Form 8-K dated May 18, 2006—File No. 0-22418)

4.14

Eighth Amendment to the Credit Agreement dated July 31, 2006, and entered into by and among Itron, Inc., several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc. and Wells Fargo Bank, National Association and is made with reference to the Credit Agreement dated December 17, 2003. (filed as Exhibit 4.15 to Itron, Inc.’s Report on Form 8-K dated July 31, 2006—File No. 0-22418)

Exhibit Number	Description of Exhibits

4.15

Indenture relating to Itron, Inc.’s 2.50% convertible senior subordinated notes due 2026, dated as of August 4, 2006. (filed as Exhibit 4.16 to Itron, Inc.’s Quarterly Report on Form 10-Q dated November 6, 2006—File No. 0-22418)

10.1	Form of Change in Control Agreement between Itron, Inc. and certain of its executive officers.* (filed as Exhibit 10.2 to Itron Inc.’s Report on Form 8-K dated February 15, 2006—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change in Control Agreements* (see Exhibit 10.1 hereto) with Itron, Inc.

10.3	Amended and Restated 2000 Stock Incentive Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006—File No. 0-22418)

10.4

Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. 2000 Amended and Restated Stock Incentive Plan. (filed as Exhibit 10.4 to Itron, Inc.’s Quarterly Report on Form 10-Q dated November 6, 2006—File No. 0-22418)

10.5	Executive Deferred Compensation Plan.* (filed as Exhibit 10.12 to Itron, Inc.’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Executive Deferred Compensation Plan, Amendment No. Two, dated December 4, 2006* (filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K dated December 7, 2006—File No. 0-22418)

10.7	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K dated March 26, 2000—File No. 0-22418)

10.8	Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.7 hereto) with Itron, Inc.

10.9

Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.10

Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

10.11	2002 Employee Stock Purchase Plan. (filed as Appendix B to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.12

Amended Long-Term Performance Plan dated February 15, 2006 between Itron, Inc. and certain of its executive officers. * (filed as Exhibit 10.20 to Itron, Inc.’s Report on Form 8-K dated February 15, 2006—File No. 0-22418)

10.13	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.14	Stock Option Plan for Nonemployee Directors. (filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.15	Notice of Restricted Stock Award.* (filed as Exhibit 10.23 to Itron, Inc.’s Report on Form 8-K dated February 15, 2006)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 22nd day of February, 2007.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2007.

Signature	Title

/S/ LEROY D. NOSBAUM LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN M. HELMBRECHT Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY Michael B. Bracy	Director

/S/ TED C. DEMERRITT Ted C. DeMerritt	Director

/S/ KIRBY A. DYESS Kirby A. Dyess	Director

/S/ JON E. ELIASSEN Jon E. Eliassen	Director

/S/ THOMAS S. FOLEY Thomas S. Foley	Director

/S/ CHARLES H. GAYLORD, JR. Charles H. Gaylord, Jr.	Director

/S/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/S/ SHARON L. NELSON Sharon L. Nelson	Director

/S/ GARY E. PRUITT Gary E. Pruitt	Director

/S/ GRAHAM M. WILSON Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Electricity Metering acquisition opening balance / adjustments		Additions charged to costs and expenses	Deductions	Balance at end of period
						Current	Noncurrent
	(in thousands)
Year ended December 31, 2004:
Short and long-term warranty	$17,475	$4,554		$6,738	$15,193	$7,243	$6,331
Allowance for doubtful accounts	695	861		193	437	1,312	-

Year ended December 31, 2005:
Short and long-term warranty	$13,574	$(2,128	) (1)	$10,929	$7,099	$8,497	$6,779
Allowance for doubtful accounts	1,312	(164)		(165)	(385)	598	-

Year ended December 31, 2006:
Short and long-term warranty	$15,276	$-		$10,104	$7,232	$7,999	$10,149
Allowance for doubtful accounts	598	-		52	(61)	589	-

(1)

On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized.