Form 10-Q
period 2007-05-07
ITRON INC /WA/
filed 2007-05-08
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22418
_______________

ITRON, INC.
(Exact name of registrant as specified in its charter)

____________________

Washington	91-1011792
(State of incorporation)	(I.R.S. Employer Identification Number)

2111 N. Molter Road
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
Yes  ☐    No  ☒

As of April 30, 2007, there were outstanding 30,012,678 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)

Revenues
Sales	$135,649	$142,934
Service	12,262	12,619
Total revenues	147,911	155,553

Cost of revenues
Sales	79,129	81,842
Service	7,457	6,937
Total cost of revenues	86,586	88,779

Gross profit	61,325	66,774
Operating expenses
Sales and marketing	14,920	15,481
Product development	15,821	12,870
General and administrative	14,244	12,122
Amortization of intangible assets	7,040	7,313
Total operating expenses	52,025	47,786

Operating income	9,300	18,988
Other income (expense)
Interest income	6,089	362
Interest expense	(5,497)	(5,746)
Other income (expense), net	1,508	(448)
Total other income (expense)	2,100	(5,832)

Income before income taxes	11,400	13,156
Income tax provision	(4,220)	(6,087)

Net income	$7,180	$7,069

Earnings per share
Basic	$0.26	$0.28
Diluted	$0.26	$0.27

Weighted average number of shares outstanding
Basic	27,198	25,057
Diluted	27,980	26,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$621,871	$361,405
Short-term investments, held to maturity	-	34,583
Accounts receivable, net	124,227	109,924
Inventories	50,734	52,496
Deferred income taxes, net	20,278	20,916
Other	23,087	17,121
Total current assets	840,197	596,445

Property, plant and equipment, net	87,833	88,689
Intangible assets, net	104,761	112,682
Goodwill	127,248	126,266
Deferred income taxes, net	52,701	47,400
Other	26,398	17,040
Total assets	$1,239,138	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,361	$43,922
Wages and benefits payable	18,918	24,214
Current portion of warranty	9,440	7,999
Unearned revenue	25,306	27,449
Total current liabilities	104,025	103,584

Long-term debt	469,349	469,324
Warranty	10,400	10,149
Contingent purchase price	6,272	5,879
Other obligations	16,265	8,604
Total liabilities	606,311	597,540

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	585,451	351,018
Accumulated other comprehensive income, net	1,820	1,588
Retained earnings	45,556	38,376
Total shareholders' equity	632,827	390,982
Total liabilities and shareholders' equity	$1,239,138	$988,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Operating activities
Net income	$7,180	$7,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,460	10,938
Employee stock plans income tax benefits	1,969	5,366
Excess tax benefits from stock-based compensation	(1,611)	(4,280)
Stock-based compensation	2,876	2,053
Amortization of prepaid debt fees	758	2,772
Deferred income taxes, net	1,684	236
Unrealized gain on foreign currency contracts	(1,557)	-
Other, net	(432)	424
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,303)	20,791
Inventories	1,668	(3,058)
Accounts payable and accrued expenses	8,963	2,644
Wages and benefits payable	(5,296)	(4,612)
Unearned revenue	(2,006)	1,452
Warranty	1,692	(165)
Other long-term obligations	200	(470)
Other, net	(4,471)	(3,768)
Net cash provided by operating activities	8,774	37,392

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-
Acquisitions of property, plant and equipment	(8,622)	(6,251)
Business acquisitions, net of cash and cash equivalents acquired	(149)	-
Deferred pre-acquisition costs	(5,821)	-
Other, net	85	295
Net cash provided by (used in) investing activities	20,493	(5,956)

Financing activities
Payments on debt	-	(34,885)
Issuance of common stock	229,588	6,192
Excess tax benefits from stock-based compensation	1,611	4,280
Net cash provided by (used in) financing activities	231,199	(24,413)

Increase in cash and cash equivalents	260,466	7,023
Cash and cash equivalents at beginning of period	361,405	33,638
Cash and cash equivalents at end of period	$621,871	$40,661

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,573	$2,531
Pre-acquisition costs incurred but not yet paid	2,707	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,084	$108
Interest	4,365	375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 of Itron and our consolidated subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2006 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 23, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period (see Note 13).

Cash and Cash Equivalents

We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-Term Investments

Investment securities are classified into one of three categories: held to maturity, trading or available for sale. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). Investment purchases and sales are accounted for on a trade date basis. Market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. At March 31, 2007, we held no short-term investments. The U.S. government and federal agency investments held at December 31, 2006 matured during the quarter.

Derivative Instruments

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), as amended. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in earnings. Derivatives are not used for trading or speculative purposes.

On February 25, 2007, we signed a stock purchase agreement to acquire Actaris Metering Systems (Actaris) and entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement is considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts can not be designated as fair value hedges. At March 31, 2007, we recognized income of $1.6 million as a component of other income, net, for the unrealized gain on the change in fair values of the foreign currency range forward contracts. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain from the termination of the foreign currency range forward contracts, resulting in an additional $1.2 million gain to be recorded in the second quarter of 2007.

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

        Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under SFAS 151, Inventory Costs—an amendment of ARB 43, Chapter 4 (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance. A large portion of our low-volume manufacturing and all of our domestic handheld meter reading unit repair services are provided by an outside vendor. Consigned inventory is not deemed material to our operations.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three months ended March 31, 2007 and 2006. If there was an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Acquisitions

In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. The excess of the fair value of the acquisition over the cost represents contingent consideration and is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant event occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill is assigned to our reporting units based on the expected benefit from the combined synergies, determined by using the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows unless discounted cash flows can not be relied upon, in which case the intangible assets are amortized straight-line over their estimated useful lives. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

Warranty

We offer standard warranties on our hardware products and large application software products. Standard warranty accruals represent the estimated cost of projected warranty claims and are based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Beginning balance, January 1	$18,148	$15,276
New product warranties	696	585
Other changes/adjustments to warranties	2,936	1,365
Claims activity	(1,940)	(2,115)
Ending balance, March 31	19,840	15,111
Less: current portion of warranty	(9,440)	(7,162)
Long-term warranty	$10,400	$7,949

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.6 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively. Warranty expense is classified within cost of sales.

        Health Benefits

We are self insured for a substantial portion of the cost of employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $3.7 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.1 million and $1.9 million at March 31, 2007 and December 31 2006, respectively. Fluctuations in the IBNR accrual are the result of the number of plan participants, claims activity and deductible limits.

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

We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures (see Note 8). We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

         Foreign Exchange

Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for these subsidiaries are translated using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the local currency are included in the Condensed Consolidated Statements of Operations unless those balances arose from intercompany transactions deemed to be long-term in nature. Currency gains and losses for this exception are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity.

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

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met. Shipping and handling costs billed to customers are recorded as revenue, with the associated cost charged to cost of sales. We record sales, use and value added taxes billed to our customers on a net basis in our Condensed Consolidated Statements of Operations.

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

         Stock-Based Compensation

SFAS 123(R), Share-Based Payment (SFAS 123(R)), requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, based on estimated fair values. We record stock-based compensation expenses under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. The fair value of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation using the straight-line method over the requisite service period. A substantial portion of our stock-based compensation can not be expensed for tax purposes. The benefits of tax deductions in excess of the compensation cost recognized are classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

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

         New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). This statement permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)

Basic earnings per share:
Net income available to common shareholders	$7,180	$7,069
Weighted average number of shares outstanding	27,198	25,057
Basic	$0.26	$0.28

Diluted earnings per share:
Net income available to common shareholders	$7,180	$7,069

Weighted average number of shares outstanding	27,198	25,057
Dilutive effect of stock-based awards	782	1,014
Adjusted weighted average number of shares outstanding	27,980	26,071
Diluted	$0.26	$0.27

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At March 31, 2007 and 2006, we had stock-based awards outstanding of approximately 2.0 million and 2.1 million at weighted average option exercise prices of $30.65 and $22.41, respectively. Approximately 593,000 and 55,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible senior subordinated notes (convertible notes) that if converted in the future, would have a potentially dilutive effect on our earnings per share. Under the indenture for the convertible notes, upon conversion we are required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock for each of the periods presented is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three months ended March 31, 2007 did not exceed the conversion price of $65.16 and therefore, our convertible notes did not have an effect on diluted earnings per share.

On March 1, 2007, we issued 4.1 million shares of common stock, no par value, to certain institutional investors pursuant to a securities purchase agreement dated February 25, 2007, for aggregate proceeds of $235.0 million. Net proceeds were $225.3 million.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at March 31, 2007 and 2006.

Note 3: Certain Balance Sheet Components

Accounts receivable, net	At March 31,	At December 31,
	2007	2006
	(in thousands)

Trade (net of allowance for doubtful accounts of $615 and $589)	$110,626	$100,162
Unbilled revenue	13,601	9,762
Total accounts receivable, net	$124,227	$109,924

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Beginning balance, January 1	$589	$598
Provision (benefit) for doubtful accounts	86	(197)
Recoveries	-	-
Accounts charged off	(60)	(22)
Ending balance, March 31	$615	$379

Inventories

A summary of the inventory balances is as follows:	At March 31,	At December 31,
	2007	2006
	(in thousands)

Materials	$27,667	$29,650
Work in process	5,380	5,220
Finished goods	16,568	16,433
Total manufacturing inventories	49,615	51,303
Service inventories	1,119	1,193
Total inventories	$50,734	$52,496

Other current assets

Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. During 2006, our previous headquarters building in Spokane Valley, Washington was listed for sale. The net carrying value of this building of approximately $8.0 million is recorded in other current assets. We are continuing to actively market the building and expect to sell the building during 2007.

Property, plant and equipment, net	At March 31,	At December 31,
	2007	2006
	(in thousands)

Machinery and equipment	$61,916	$59,485
Equipment used in outsourcing	16,086	16,086
Computers and purchased software	42,212	40,368
Buildings, furniture and improvements	44,434	45,670
Land	2,482	2,482
Total cost	167,130	164,091
Accumulated depreciation	(79,297)	(75,402)
Property, plant and equipment, net	$87,833	$88,689

Depreciation expense was $4.4 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively.

Note 4: Business Combinations

      Quantum Consulting, Inc.

On April 1, 2006, we completed the acquisition of Quantum Consulting, Inc. (Quantum), an energy consulting firm. The acquisition expands our consulting services related to energy efficiency, planning design and market research in our Software Solutions segment. The purchase price, including a working capital adjustment of $96,000 and net of cash acquired of $81,000, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$4,015
Direct transaction costs	478
Total purchase price	$4,493

Of the purchase price consideration, $400,000 is retained in an escrow account for indemnifications made by Quantum. The amount in escrow will be released at predetermined intervals through April 2008. Additional contingent consideration of up to $1.0 million will be paid to Quantum shareholders if certain defined financial targets are achieved in each year through 2008. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. The 2006 financial target was not achieved; therefore, no additional consideration was required at December 31, 2006. An additional payment will also be made to Quantum shareholders, of up to $1.0 million, if certain key individuals remain employees through March 2009. A substantial portion of the payment will be recognized as compensation expense over the retention period.

The following financial information reflects the allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of acquisition. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

	April 1, 2006
	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of tangible net assets acquired	$467
Identified intangible assets - amortizable
Non-compete agreements	670	55
Contract backlog	360	38
Goodwill	2,996
Total net assets acquired	$4,493

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

      ELO Sistemas e Tecnologia Ltda.

On June 1, 2006, we completed the acquisition of ELO Sistemas e Tecnologia Ltda. (ELO) for an initial cash payment of approximately $1.9 million and a working capital adjustment of $102,000. Cash consideration also included the settlement of a $637,000 payable from ELO to us for inventory purchased by ELO prior to the acquisition. Additional contingent consideration will be payable if certain financial targets are achieved over the next five years. The 2006 financial target was not achieved; therefore, no additional consideration was required at December 31, 2006. Operations reside in Campinas, Brazil and include sales, manufacturing, service and maintenance, consulting and administrative functions related to meters, automated meter reading (AMR) technology and related systems in South America. The purchase price, net of cash acquired of $10,000, is summarized as follows (in thousands):

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

	June 1, 2006
	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of tangible net assets acquired	$798
Identified intangible assets - amortizable
Customer relationships/contracts	6,957	175
Contract backlog	1,731	12
Contingent purchase price liability	(5,635)
Total net assets acquired	$3,851

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Hardware Solutions segment in accordance with SFAS 142. Due to changes in foreign currency exchange rates, the contingent purchase price liability can increase or decrease, with a corresponding change in accumulated other comprehensive income (loss). The contingent purchase price liability was approximately $6.3 million at March 31, 2007. This acquisition was structured such that we received an increase in basis for tax purposes equal to the cash consideration paid. In future years, intangible assets and goodwill will be recognized (and deductible) for tax purposes as contingent consideration payments are made.

      Flow Metrix, Inc.

On November 21, 2006, we completed the acquisition of Flow Metrix, Inc. (Flow Metrix). Flow Metrix develops and manufactures advanced leak detection systems for underground pipelines, which complements our fixed network water products. The purchase price, which included a working capital adjustment of $167,000 paid in the first quarter of 2007 and net of cash acquired of $2.0 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$13,119
Direct transaction costs	692
Total purchase price	$13,811

Of the purchase price consideration, $2.8 million was retained in an escrow account for working capital adjustments and indemnifications made by Flow Metrix. Additional contingent consideration of up to $3.0 million will be paid if certain technological and integration milestones are achieved within the first three years. These additional payments will increase the purchase price and goodwill at the time the milestones are achieved. The agreement also provides us a one year option to purchase additional technology targeted at energy pipeline integrity for an additional payment of $1.5 million.

The following information reflects the allocation of the purchase price based on estimated fair values of assets and liabilities as of the date of the acquisition.

	November 21, 2006
	Fair Value	Useful Life
	(in thousands)	(in months)

Fair value of net liabilities assumed	$(3,408)
Identified intangible assets - amortizable
Core-developed technology	7,400	120
Customer contracts	740	120
Tradenames	410	120
Other	500	12
Goodwill	8,169
Total net assets acquired	$13,811

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized over the estimated useful lives of the estimated discounted cash flows assumed in the valuation models. Goodwill and intangible assets were allocated to our Hardware Solutions segment in accordance with SFAS 142. For tax purposes, goodwill is not deductible as we acquired the stock of Flow Metrix.

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2007			At December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)

Core-developed technology	$161,730	$(82,980)	$78,750	$162,930	$(77,783)	$85,147
Patents	7,088	(5,151)	1,937	7,088	(5,059)	2,029
Capitalized software	5,065	(5,065)	-	5,065	(5,065)	-
Distribution and production rights	3,935	(3,418)	517	3,935	(3,384)	551
Customer contracts	17,219	(8,154)	9,065	16,888	(7,931)	8,957
Trademarks and tradenames	26,120	(13,006)	13,114	26,210	(12,022)	14,188
Other	9,904	(8,526)	1,378	9,752	(7,942)	1,810
Total identified intangible assets	$231,061	$(126,300)	$104,761	$231,868	$(119,186)	$112,682

A summary of the identifiable intangible asset account activity is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Beginning balance, January 1	$231,868	$211,328
Flow Metrix acquisition adjustment	(1,220)	-
Effect of change in exchange rates	413	-
Ending balance, total intangible assets, gross	$231,061	$211,328

The decrease in identified intangible assets was the result of an adjustment to the assets of Flow Metrix, based on the final determination of fair values of intangible assets acquired. The carrying amount of intangible assets can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. At March 31, 2007, the intangible assets associated with the ELO acquisition increased $413,000 as a result of a change in foreign currency rates. Intangible asset amortization expense was $7.1 million and $7.3 million for the three months ended March 31, 2007 and 2006, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2007	$20,458
2008	23,781
2009	20,031
2010	14,059
2011	11,814
Beyond 2011	14,618
Total identified intangible assets, net	$104,761

Note 6: Goodwill

The following table reflects goodwill allocated to each reporting segment during the three months ended March 31, 2007 and 2006, respectively.

	Hardware Solutions	Software Solutions	Total Company
	(in thousands)
Goodwill balance, January 1, 2006	$98,087	$17,945	$116,032
Effect of change in exchange rates	6	(1)	5
Goodwill balance, March 31, 2006	$98,093	$17,944	$116,037

Goodwill balance, January 1, 2007	$105,303	$20,963	$126,266
Goodwill adjustments	953	(21)	932
Effect of change in exchange rates	42	8	50
Goodwill balance, March 31, 2007	$106,298	$20,950	$127,248

Goodwill balances may also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

Note 7: Debt

The components of our borrowings are as follows:

	At March 31,	At December 31,
	2007	2006
	(in thousands)

Senior subordinated notes	$124,349	$124,324
Convertible senior subordinated notes	345,000	345,000
Total long-term debt	$469,349	$469,324

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at March 31, 2007. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured borrowings and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. As of December 31, 2006, all guarantor operating subsidiaries were merged into Itron parent. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants (see Note 13). We were in compliance with these debt covenants at March 31, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time after May 15, 2008, we may, at our option, redeem the subordinated notes at a redemption price of 103.875%, decreasing each year thereafter.

Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in Emerging Issues Task Force (EITF) 05-02, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, as the conversion feature is indexed to the company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

o	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;
o
during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

o	if the convertible notes are called for redemption;
o	if a fundamental change occurs; or
o	upon the occurrence of defined corporate events.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants (see Note 13). We were in compliance with these debt covenants at March 31, 2007. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Senior Secured Credit Facility

We repaid the $24.7 million remaining on our original $185 million seven-year senior secured term loan during the first quarter of 2006. The credit facility included a $55 million five-year senior secured revolving credit line (revolver). At March 31, 2007, there were no borrowings outstanding under the revolver and $24.7 million was utilized by outstanding standby letters of credit resulting in $30.3 million available for additional borrowings. On April 18, 2007, this credit facility was terminated and replaced as part of the Actaris acquisition financing (see Note 13).

       Prepaid Debt Fees & Interest Expense

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $12.4 million and $13.2 million at March 31, 2007 and December 31, 2006, respectively. Accrued interest expense was $5.2 million and $4.8 million at March 31, 2007 and December 31, 2006, respectively.

Note 8: Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes. We estimate that our 2007 annual effective income tax rate will be approximately 38%.

At March 31, 2006, our estimated annual effective income tax rate was 44%, while our actual income tax rate was 46% for the three months ended March 31, 2006. At March 31, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at March 31, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109. Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $6.1 million, of which $6.1 million would, if recognized, affect our actual tax rate. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through March 31, 2008.

We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenues Service (IRS) has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We classify interest and penalties related to unrecognized tax benefits in our provision for income taxes. Accrued interest and penalties were $9,000 and $12,000 at January 1, 2007 and March 31, 2007, respectively.

Note 9: Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended March 31, 2007 and 2006, stock-based compensation expense was $2.9 million and $2.1 million, before a related income tax benefit of $698,000 and $272,000.

The fair value of stock options and ESPP awards issued during the three months ended March 31, 2007 and 2006 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006 (1)	2007	2006

Dividend yield	-	-	-	-
Expected volatility	41.2%	-	24.3%	42.3%
Risk-free interest rate	4.7%	-	5.1%	4.2%
Expected life (years)	4.94	-	0.25	0.25
(1) No stock option grants were made to employees during the three months ended March 31, 2006.

Expected price volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options, for the related vesting period. We believe this combined approach is more reflective of current and historical market conditions and a better indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors considered in estimating the expected life are historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

     Stock Option Plans

Stock options to purchase the Company’s common stock are granted with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted in the three months ended March 31, 2007 was $26.76. No stock options were granted during the three month period ended March 31, 2006. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $2.4 million and $1.8 million, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of our stock option activity for the three months ended March 31, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24	6.89	$46,189
Exercised	(381)	14.92
Outstanding, March 31, 2006	2,062	$22.41	7.42	$77,195
Exercisable and expected to vest, March 31, 2006	1,946	$21.93	7.34	$73,799
Exercisable, March 31, 2006	867	$13.56	5.81	$40,145

Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	20	62.52
Exercised	(187)	20.74
Forfeited	(35)	44.29
Expired	(7)	42.62
Outstanding, March 31, 2007	2,016	$30.65	7.31	$69,389
Exercisable and expected to vest, March 31, 2007	1,803	$29.34	7.15	$64,399
Exercisable, March 31, 2007	880	$17.56	5.64	$41,782

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $11.7 million, which is expected to be recognized over a weighted average period of approximately 19 months.

     Employee Stock Purchase Plan

Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our employee stock purchase plan. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 11,518 and 15,241 shares to employees in the three months ended March 31, 2007 and 2006, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the three months ended March 31, 2007 and 2006 was $8.03 and $6.52, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $95,000 and $80,000, respectively. We had no unrecognized compensation cost at March 31, 2007 associated with the awards issued under the ESPP.

     Long-Term Performance Plan

We have a Long-Term Performance Plan (LTPP) for senior management, payments of which are contingent on the attainment of yearly goals payable in the Company’s common stock with a three-year cliff vesting period. Restricted stock units will be used for the 2007 plan. Restricted stock awards were used for the 2006 and 2005 plans.

Restricted stock units are established at the beginning of the performance period based on a percentage of the participant’s base salary and the fair market value of the Company’s common stock on the first business day of the performance period. The restricted stock units established at the beginning of the year for the 2007 performance period consisted of 50,020 restricted stock units at a grant-date fair value of $62.52.

The 2006 and 2005 restricted stock awards were granted in the year following attainment, as approved by our Board of Directors, with the value of the award based on a percentage of the participant’s base salary and the performance objectives for the period. The restricted stock award for 2005 consisted of 30,542 shares of restricted stock issued on February 15, 2006, at a grant-date fair value of $59.16. The restricted stock award for 2006 consisted of 25,065 shares of restricted stock issued on February 23, 2007, at a grant-date fair value of $62.90.

Under each of the plans, compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $277,000 and $37,000 for the three months ended March 31, 2007 and 2006, respectively.

     Board of Directors’ Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three months ended March 31, 2007 and 2006, we issued 2,910 and 2,976 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $51.38 and $40.29, respectively. The expense related to these awards for the three months ended March 31, 2007 and 2006 was $150,000 and $120,000, respectively. All awards were fully vested and expensed when granted.

Note 10: Commitments and Contingencies

     Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into as of March 31, 2007 and December 31, 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.6 million and $6.0 million at March 31, 2007 and December 31, 2006, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.
We also have standby letters of credit to guarantee our performance under certain contracts. The outstanding amounts of standby letters of credit were $24.7 million and $23.0 million at March 31, 2007 and December 31, 2006, respectively.

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

On March 1, 2007, we issued 4,086,958 million shares of common stock, no par value, to certain institutional investors pursuant to a securities purchase agreement dated February 25, 2007, for aggregate proceeds of $235.0 million. The common shares were issued pursuant to an exception from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. We agreed to register resales of these shares no later than July 2, 2007. In the event we are unable to register the shares, liquidating damages based on 1% of the aggregate proceeds, divided by 30, will be payable each day to the holders of such common stock (not to exceed 9% of the aggregate proceeds).

     Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies (SFAS 5), and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At March 31, 2007, there were no material legal contingencies requiring accrual or disclosure.

Note 11: Segment Information

We have two operating segments: Hardware Solutions and Software Solutions. As of January 1, 2007, Hardware Solutions is considered a single operating segment as we no longer report Electricity Metering and Meter Data Collection as separate segments. For these two operating segments, we have three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to major products. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Software Solutions cost of sales includes distribution and documentation costs for software applications sold, along with other labor and operating costs for custom software implementation, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment include sales, marketing, product development and administrative expenses.

Corporate operating expenses, amortization expense, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Approximately 50% of depreciation expense was allocated to the segments at March 31, 2007 and 2006, with the remaining portion unallocated and reported under corporate unallocated.

We classify sales in the United States and Canada as domestic revenues. International revenues were $11.3 million for the three months ended March 31, 2007, compared with $5.2 million for the three months ended March 31, 2006. Our acquisition of ELO on June 1, 2006 contributed to the increase in international revenues in 2007.

Segment Products

Hardware Solutions
Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters; residential and commercial AMR standalone modules; OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters; mobile and network AMR data collection technologies; handheld computers for meter data collection or mobile workforce applications; related installation, implementation, maintenance support and other services.

Software Solutions
Software knowledge applications for commercial, industrial and residential meter data collection and management; distribution system design and optimization; energy and water management; asset optimization; mobile workforce solutions; forecasting; related implementation, consulting and maintenance support services.

Segment Information

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues
Hardware Solutions	$132,205	$142,129
Software Solutions	15,706	13,424
Total Company	$147,911	$155,553

Gross profit
Hardware Solutions	$54,083	$60,612
Software Solutions	7,242	6,162
Total Company	$61,325	$66,774

Operating income (loss)
Hardware Solutions	$34,166	$42,981
Software Solutions	(1,318)	(2,489)
Corporate unallocated	(23,548)	(21,504)
Total Company	9,300	18,988
Total other income (expense)	2,100	(5,832)
Income before income taxes	$11,400	$13,156

One customer accounted for 10% of total Company revenues for the three months ended March 31, 2007. A different customer accounted for 22% of total Company revenues for the three months ended March 31, 2006.

One customer accounted for 11% of Hardware Solutions segment revenues for the three months ended March 31, 2007. A different customer accounted for 24% of Hardware Solutions segment revenues for the three months ended March 31, 2006.

One customer represented 17% of Software Solutions revenues for the three months ended March 31, 2007. No single customer represented more than 10% of Software Solutions revenues for the three months ended March 31, 2006.

Note 12: Other Comprehensive Income

Other comprehensive income is reflected as an increase (decrease) to shareholders’ equity and are not reflected in our results of operations. Other comprehensive income during the period, net of tax, was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Net income	$7,180	$7,069
Change in foreign currency translation adjustments, net of tax	232	(110)
Total comprehensive income	$7,412	$6,959

Accumulated other comprehensive income, net of tax, was approximately $1.8 million and $1.6 million at March 31, 2007 and December 31, 2006, respectively, and consisted of the adjustments for foreign currency translation as indicated above.

Note 13: Subsequent Event

On April 18, 2007, we completed the acquisition of Actaris Metering Systems (Actaris) for approximately $1.063 billion (net of cash received) plus the retirement of approximately $644.0 million of debt. The acquisition was financed with a $1.2 billion senior secured credit facility, $235 million from the issuance of 4.1 million shares of common stock to certain institutional investors and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America. This acquisition will allow Actaris to offer Itron’s AMR and advanced metering infrastructure (AMI) technologies, software and systems to customers outside of North America and expand Actaris’ gas and water opportunities in North America.

The $1.2 billion senior secured credit facility (credit facility) is comprised of a $605.1 million first lien U.S. denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien GBP denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (multicurrency revolver), which was undrawn at close. Interest rates on the credit facility are based on the respective borrowing denominated LIBOR rate (US dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes.

While this is a material acquisition, we have not yet allocated the purchase price to the major assets and liabilities acquired, nor have we yet determined the fair values of intangible assets, goodwill, contingent liabilities and in-process research and development. There are no contingent payments or commitments associated with the stock purchase agreement.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 23, 2007.

Our SEC filings are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expects,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in laws and regulations (including Federal Communications Commission (FCC) licensing actions), 5) our dependence on new product development and intellectual property, 6) current and future acquisitions, 7) changes in estimates for stock-based compensation, 8) changes in foreign currency exchange rates, 9) foreign business risks and 10) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Sales revenues may include hardware, software licenses, custom software development, field and project management services and engineering, consulting and installation services. Service revenues include post-sale maintenance support and outsourcing services. Outsourcing services include installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes for systems we own as well as those owned by our customers. Cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Cost of sales also includes distribution and documentation costs for software applications sold, along with labor and operating costs for custom software implementation, project management, consulting and systems support. Cost of services includes materials, labor and overhead.

Overview

Total revenues of $147.9 million for the first quarter of 2007 were $7.7 million lower than 2006 first quarter revenues of $155.6 million. Hardware Solutions revenues of $132.2 million were $10.0 million lower than the first quarter of 2006. During the first quarter of 2006, Hardware Solutions shipped more than 900,000 meters and recognized revenue of $32.5 million from our contract with Progress Energy, which was substantially completed at the end of 2006.

Total backlog at March 31, 2007 was $376 million, compared with $387 million at March 31, 2006. There was no backlog at March 31, 2007 related to the Progress Energy contract, compared with $64 million at March 31, 2006.

On March 1, 2007, we issued 4.1 million shares of common stock to certain institutional investors for aggregate proceeds of $235 million, resulting in additional interest income and cash balances for the first quarter of 2007. On April 18, 2007, we completed the acquisition of Actaris Metering Systems (Actaris) for approximately $1.063 billion (net of cash received) plus the retirement of approximately $644.0 million of debt. We financed the acquisition with a $1.2 billion senior secured credit facility, $235 million from the sale of our common stock and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America. This acquisition will allow Actaris to offer Itron’s automated meter reading (AMR) and advanced metering infrastructure (AMI) technologies, software and systems to customers outside of North America and expand Actaris’ gas and water meter opportunities in North America. The combined Company will have more than 8,000 utility customers, over 30 manufacturing facilities, operate in more than 60 countries and have more than 8,500 employees. Actaris will continue to operate fundamentally as it did before the acquisition. The operating results of the Actaris acquisition will be included in our second quarter 2007 condensed consolidated financial statements commencing on the date of the acquisition.

Revenues and Gross Margins

Total Revenues and Gross Margins

The following tables summarize our revenues, gross profit and gross margin for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	% Change	2006
	(in millions)		(in millions)
Revenues
Sales	$135.6	-5%	$142.9
Service	12.3	-3%	12.7
Total revenues	$147.9	-5%	$155.6

	Three Months Ended March 31,
	2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)
Gross Profit and Margin
Sales	$56.5	42%	$61.1	43%
Service	4.8	39%	5.7	45%
Total gross profit and margin	$61.3	41%	$66.8	43%

Revenues

Sales revenues decreased $7.3 million for the first quarter of 2007, compared with the first quarter of 2006, as a result of reduced electricity meter shipments. During 2006, as we worked to fulfill an accelerated delivery schedule for our contract with Progress Energy, our electricity meter production was increased. Service revenues were comparable period over period.

One customer, Southwest Gas Corporation, represented 10% of total revenues for the first quarter of 2007. One customer, Progress Energy, represented 22% of total revenues for the first quarter of 2006. The ten largest customers accounted for approximately 31% and 44% for the three months ended March 31, 2007 and 2006, respectively.

Gross Profit and Margin

As a percentage of revenue, sales gross margin for the first quarter in 2007 was 42%, compared with 43% for the first quarter of 2006. This one percentage point decrease is the result of lower manufacturing volumes for our meters, partially offset by a more favorable product mix during the quarter. Service gross margin was 39% for the first quarter of 2007, compared with 45% for the first quarter of 2006.

Segment Revenues, Gross Profit and Margin and Operating Income (Loss)

We have two operating segments: Hardware Solutions and Software Solutions. As of January 1, 2007, Hardware Solutions is considered a single operating segment as we no longer report Electricity Metering and Meter Data Collection as separate segments. For these two operating segments, we have three primary measures of segment performance: revenue, gross profit (margin) and operating income. Revenues for each segment are reported according to major products. There are no inter-segment revenues. Hardware Solutions cost of sales includes materials, direct labor, warranty expense and other manufacturing spending, along with other labor and operating costs for installation and project management. Software Solutions cost of sales includes distribution and documentation costs for software applications sold, along with other labor and operating costs for custom software implementation, project management, consulting and systems support. Hardware Solutions and Software Solutions cost of services include materials, labor and overhead. Operating expenses directly associated with each segment include sales, marketing, product development and administrative expenses.

Corporate operating expenses, amortization expense, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. We do not allocate assets and liabilities to our segments. Approximately 50% of depreciation expense was allocated to the segments at March 31, 2007 and 2006, with the remaining portion unallocated and reported under corporate unallocated.

We classify sales in the United States and Canada as domestic revenues. International revenues were $11.3 million for the three months ended March 31, 2007, compared with $5.2 million for the three months ended March 31, 2006. Our acquisition of ELO Sistemas e Tecnologia Ltda. on June 1, 2006 contributed to the increase in international revenues in 2007.

Segment Products

Hardware Solutions
Residential, commercial and industrial (C&I) and generation, transmission and distribution (GT&D) electricity meters; residential and commercial AMR standalone modules; OEM (original equipment manufacturer) equipment, contract manufacturing and royalties for our AMR technology in other vendors’ electricity meters; mobile and network AMR data collection technologies; handheld computers for meter data collection or mobile workforce applications; related installation, implementation, maintenance support and other services.

Software Solutions
Software knowledge applications for commercial, industrial and residential meter data collection and management; distribution system design and optimization; energy and water management; asset optimization; mobile workforce solutions; forecasting; related implementation, consulting and maintenance support services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended March 31,
	2007	% Change	2006
	(in millions)		(in millions)
Segment Revenues
Hardware Solutions	$132.2	-7%	$142.2
Software Solutions	15.7	17%	13.4
Total revenues	$147.9	-5%	$155.6

	Three Months Ended March 31,
	2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(in millions)		(in millions)
Segment Gross Profit and Margin
Hardware Solutions	$54.1	41%	$60.6	43%
Software Solutions	7.2	46%	6.2	46%
Total gross profit and margin	$61.3	41%	$66.8	43%

	Three Months Ended March 31,
	2007		2006
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)	(in millions)		(in millions)
and Operating Margin
Hardware Solutions	$34.2	26%	$43.0	30%
Software Solutions	(1.3)	-8%	(2.5)	-19%
Corporate unallocated	(23.6)		(21.5)
Total operating income and margin	$9.3	6%	$19.0	12%

	Three Months Ended March 31,
	2007	2006
Unit Shipments	(in thousands)
Meters
Meters with Itron AMR	500	1,200
Meters with other AMR	250	150
Meters with no AMR	400	375
Total meters	1,150	1,725

AMR units
AMR standalone modules	1,200	1,075
Licensed AMR (other vendors' meters)	-	125
Total AMR units	1,200	1,200

Total Itron AMR units	1,700	2,400

Hardware Solutions:   Revenues decreased $10.0 million in the first quarter of 2007, compared with the first quarter of 2006 due to reduced electricity meter shipments. During the first quarter of 2006, we shipped over 900,000 meters under the Progress Energy contract. This accelerated delivery schedule, which was completed at the end of 2006, temporarily increased our typical electricity meter production levels, resulting in higher overhead absorption. For the three months ended March 31, 2007, gross margin decreased two percentage points as a result of our lower overhead absorption compared with the prior year period and increased warranty expense.

One customer accounted for 11% of Hardware Solutions revenues for the three months ended March 31, 2007. Progress Energy represented 24% Hardware Solutions revenues for the three months ended March 31, 2006.

Hardware Solutions operating expenses were $19.9 million and $17.6 million for the three months ended March 31, 2007 and 2006, respectively. Research and development costs have increased as a result of the development of our AMI solution.

Software Solutions:   Revenues increased $2.3 million for the first quarter of 2007, compared with the first quarter of 2006, due to increases in software license sales for a broad mix of products and consulting services. Gross margin remained constant at 46% for the three months ended March 31, 2007 and 2006, due to offsetting product mix fluctuations. Software licenses were 31% and 25% of segment revenues for the three months ended March 31, 2007 and 2006, respectively.

One customer accounted for 17% of Software Solutions segment revenues for the three months ended March 31, 2007. No customer represented more than 10% of Software Solutions revenues for the three months ended March 31, 2006.

Gross profit for Software Solutions is not yet sufficient to cover current operating expenses due primarily to significant investments in product development. As a percentage of revenue, operating costs decreased to 54% for 2007, compared with 65% for the first quarter of 2006.

Corporate unallocated:   Operating expenses not directly associated with a segment are classified as “Corporate unallocated.” The largest single component of these is amortization of intangible assets, which was $7.1 million and $7.3 million for the three months ended March 31, 2007 and 2006, respectively.

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

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)

March 31, 2007	$118	$376	$225
December 31, 2006	211	392	225
September 30, 2006	128	325	194
June 30, 2006	107	351	225
March 31, 2006	206	387	241
December 31, 2005	149	324	188
September 30, 2005	212	325	198
June 30, 2005	177	243	151

Total backlog was $376 million at March 31, 2007, compared with $387 million one year ago. Twelve month backlog was $225 million at March 31, 2007, compared with $241 million one year ago. During the first quarter of 2006, approximately $64 million of shippable and total backlog was related to a contract with one customer, Progress Energy.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue
	(in millions)		(in millions)

Sales and marketing	$14.9	10%	$15.5	10%
Product development	15.8	11%	12.9	8%
General and administrative	14.2	9%	12.1	8%
Amortization of intangible assets	7.1	5%	7.3	5%
Total operating expenses	$52.0	35%	$47.8	31%

For the three months ended March 31, 2007, product development increased $2.9 million, compared with the same period in 2006, and was primarily due to the development of our AMI solution. General and administrative expenses were higher in the first quarter of 2007, compared with the first quarter of 2006, due to increased professional services and depreciation associated with our new enterprise resource planning (ERP) system, indirect costs related to the acquisition of Actaris and higher expenses related to maintaining two corporate facilities. Our previous headquarters building in Spokane Valley, Washington is listed for sale.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Interest income	$6,089	$362
Interest expense	(4,739)	(2,970)
Amortization of debt placement fees	(758)	(2,776)
Other income (expense), net	1,508	(448)
Total other income (expense)	$2,100	$(5,832)

Interest income increased nearly $6 million as a result of our average cash balances increasing to $436 million for the three months ended March 31, 2007, compared with $45 million for the three months ended March 31, 2006. Our increase in cash was the result of our August 2006 issuance of $345 million 2.5% convertible senior subordinated notes (convertible notes) and our March 1, 2007 issuance of $235 million in common stock.

The increase in interest expense for the first quarter of 2007, compared with the first quarter of 2006, was the result of accrued interest on our $345 million 2.50% convertible senior subordinated notes issued in August 2006. Average outstanding borrowings were $469.3 million for the three months ended March 31, 2007, compared with $154.9 million for the same period in 2006.

Amortization of prepaid debt fees has fluctuated as a result of the issuance of our convertible notes and the voluntary prepayments of our senior secured term loan.

Other income (expense) for the three months ended March 31, 2007 consists primarily of an unrealized gain on foreign currency contracts. On February 25, 2007, we signed a stock purchase agreement to acquire Actaris Metering Systems (Actaris) and entered into foreign currency range forward contracts (transactions where both put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), as amended, the Actaris stock purchase agreement is considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts can not be designated as fair value hedges. At March 31, 2007, we recognized income of $1.6 million for the unrealized gain on the change in fair values of the foreign currency range forward contracts. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain from the termination of the foreign currency range forward contracts, resulting in an additional $1.2 million gain to be recorded in the second quarter of 2007.

Other income (expense) also consists of foreign currency gains and losses, which can vary from period to period, as well as other nonoperating events or transactions. For the three month period ended March 31, 2006, other income (expense) included a $242,000 loss on the sale of our investment in Servatron.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, research credits and state income taxes. We estimate that our 2007 annual effective income tax rate will be approximately 38%.

At March 31, 2006, our estimated annual effective income tax rate was 44%, while our actual income tax rate was 46% for the three months ended March 31, 2006. At March 31, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at March 31, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109. Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $6.1 million, of which $6.1 million would, if recognized, affect our actual tax rate. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through March 31, 2008.

We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenues Service (IRS) has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We classify interest and penalties related to unrecognized tax benefits in our provision for income taxes. Accrued interest and penalties were $9,000 and $12,000 at January 1, 2007 and March 31, 2007, respectively.

Financial Condition

    Cash Flow Information:

	Three Months Ended March 31,
	2007	2006
	(in millions)

Operating activities	$8.8	$37.4
Investing activities	20.5	(6.0)
Financing activities	231.2	(24.4)
Increase in cash and cash equivalents	$260.5	$7.0

The increase in cash and cash equivalents was primarily the result of our issuance of 4.1 million shares of common stock for aggregate proceeds of $235 million on March 1, 2007, which were used to partially fund the acquisition of Actaris on April 18, 2007.
Operating activities: Cash provided by operating activities decreased $28.6 million in the first three months of 2007, compared with the same period in 2006. This decrease is primarily the result of an increase in accounts receivable due to delayed invoicing and decreased collection activity related to our conversion to a new ERP system on January 1, 2007. This delayed invoicing resulted in cash received from customers of $131.6 million for the three months ended March 31, 2007, compared with $177.8 million for the three months ended March 31, 2006. Cash paid to suppliers and employees decreased $15.1 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006.

Investing activities: In the first quarter of 2007, $35.0 million in short-term investments matured with the proceeds placed in cash and cash equivalents. The deferred pre-acquisition costs related to the Actaris acquisition were approximately $5.8 million. The acquisition of property, plant and equipment was consistent for each of the three months ended March 31, 2007 and 2006.

Financing activities: Net proceeds from the sale of common stock provided $225.3 million. Cash generated from the exercise of stock-based awards was $4.3 million during the first three months of 2007, compared with $6.2 million for the same period in 2006. Excess tax benefits from stock-based compensation were $1.6 million in the first quarter of 2007, compared with $4.3 million for the same period in 2006. During the first quarter of 2006, we paid off the remaining $24.7 million balance on our term loan and also made an optional prepayment of $10.0 million on our real estate term note.

We had no off-balance sheet financing agreements at March 31, 2007 and December 31, 2006, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

We issued $345 million of 2.50% convertible notes in August 2006, which are due August 2026. Fixed interest payments of $4.3 million are required every six months in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

o	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;
o
during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the conversion value of the convertible notes;

o	if the convertible notes are called for redemption;
o	if a fundamental change occurs; or
o	upon the occurrence of defined corporate events.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior indebtedness. The convertible notes are currently not guaranteed by any of our operating subsidiaries. However, the convertible notes will be unconditionally guaranteed, joint and severally, by any future subsidiaries that guarantee our senior subordinated notes. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at March 31, 2007. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%, with a balance of $124.3 million at March 31, 2007. The subordinated notes are registered with the SEC and are generally transferable. The discount on the subordinated notes is accreted and the prepaid debt fees are amortized over the life of the notes. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our senior subordinated borrowings and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at March 31, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time after May 15, 2008, we may, at our option, redeem the subordinated notes at a redemption price of 103.875%, decreasing each year thereafter.

We repaid the $24.7 million remaining on our original $185 million seven-year senior secured term loan during the first quarter of 2006. The credit facility associated with the senior secured term loan included a $55 million five-year senior secured revolving credit line (revolver). At March 31, 2007, there were no borrowings outstanding under the revolver and $24.7 million was utilized by outstanding standby letters of credit resulting in $30.3 million available for additional borrowings. On April 18, 2007, this credit facility was terminated and replaced as part of the Actaris acquisition financing.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems (Actaris) for approximately $1.063 billion (net of cash received) plus the retirement of approximately $644.0 million of debt. The acquisition was financed with a $1.2 billion senior secured credit facility, $235 million from the issuance of 4.1 million shares of common stock to certain institutional investors and cash on hand. The $1.2 billion senior secured credit facility (credit facility) is comprised of a $605.1 million first lien U.S. denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien GBP denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (multicurrency revolver), which was undrawn at close. Interest on the credit facility is variable, subject to numerous factors. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes.

We maintain bid and performance bonds for certain customers. Bonds in force were $6.6 million and $6.0 million at March 31, 2007 and December 31, 2006, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

On March 1, 2007, we issued 4,086,958 million shares of common stock, no par value, to certain institutional investors pursuant to a securities purchase agreement dated February 25, 2007, for aggregate proceeds of $235.0 million. The common shares were issued pursuant to an exception from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. We agreed to register resales of these shares no later than July 2, 2007. In the event we are unable to register the shares, liquidating damages based on 1% of the aggregate proceeds, divided by 30, will be payable each day to the holders of such common stock (not to exceed 9% of the aggregate proceeds).

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. For 2007, we expect cash payments for federal tax purposes to be approximately $13 million based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized and our remaining tax credits not limited by Section 383 and the Alternative Minimum Tax will be fully utilized in 2007 and 2008.

Working capital, which includes current assets less current liabilities, was $736.2 million at March 31, 2007, compared with $492.9 million at December 31, 2006. A substantial portion of the $243.3 million increase in working capital resulted from the net proceeds of our issuance of 4.1 million shares of common stock for aggregate proceeds of $235 million on March 1, 2007. The proceeds were used to partially fund the acquisition of Actaris.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for at least the next year and foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims and other factors described under “Risk Factors” within Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1 included in this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies (SFAS 5), and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. At March 31, 2007, there were no material legal contingencies requiring accrual or disclosure.

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

Unearned revenue is recorded for products or services when the criteria for revenue recognition have not been met. The majority of unearned revenue relates to annual billings for post-sale maintenance and support agreements. Shipping and handling costs billed to customers are recorded as revenue, with the associated cost charged to cost of sales.

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

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our segments, based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. Intangible assets with a finite life are amortized based on estimated discounted cash flows, unless discounted cash flows can not be relied upon, in which case the intangible assets are amortized straight-line, over estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-Based Compensation: We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of our common stock’s price over the expected term. Furthermore, in calculating compensation for these awards, we are also required to approximate the number of options that will be forfeited prior to completing their vesting requirement (forfeitures). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Deferred Income Taxes: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 1, 2007, the amount of unrecognized tax benefits was $6.1 million, of which $6.1 million would, if recognized, affect our actual tax rate. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through March 31, 2008.

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

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, as amended. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings; ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in earnings. Derivatives are not used for trading or speculative purposes.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.

Subsequent Event

On April 18, 2007, we completed the acquisition of Actaris Metering Systems (Actaris) for approximately $1.063 billion (net of cash received) plus the retirement of approximately $644.0 million of debt. The acquisition was financed with a $1.2 billion senior secured credit facility, $235 million from the issuance of 4.1 million shares of common stock to certain institutional investors and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America.

The $1.2 billion senior secured credit facility is comprised of a $605.1 million first lien U.S. denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien GBP denominated term loan; and a $115 million multicurrency revolving line-of-credit, which was undrawn at close.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: We had no outstanding debt subject to variable interest rates at March 31, 2007.

As part of the Actaris Metering Systems (Actaris) on April 18, 2007, we entered into a $1.2 billion senior secured credit facility (credit facility), comprised of a $605.1 million first lien U.S. denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien GBP denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (multicurrency revolver), which was undrawn at close. Interest rates on the credit facility are based on the respective borrowing denominated LIBOR rate (US dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes. These variable rate financial instruments are sensitive to changes in interest rates. We will monitor and assess our interest rate risk and may institute interest rate swaps.

Foreign Currency Exchange Rate Risk: We may be exposed to certain market risks arising from particular transactions. As part of our funding necessary to complete the Actaris Metering Systems (Actaris) acquisition, we entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement is considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts can not be designated as fair value hedges. At March 31, 2007, we recognized income of $1.6 million as a component of other income, net, for the unrealized gain on the change in fair values of the foreign currency range forward contracts. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain from the termination of the foreign currency range forward contracts, resulting in an additional $1.2 million gain to be recorded in the second quarter of 2007.

We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. Our primary foreign currency exposure has related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our foreign subsidiary operations. We have not used derivative instruments to manage foreign currency exchange rate risks; as such, our consolidated results of operations in U.S. dollars are subject to fluctuation as foreign exchange rates change. International revenues were 8% of total revenues for the three months ended March 31, 2007. The Actaris acquisition includes manufacturing and sales primarily outside of the United States. Commencing in the second quarter of 2007, a majority of our revenues and operating expenses will be denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results.

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

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At March 31, 2007, the analysis indicated that such market movements would not have had a material effect on our consolidated results of operations or on the fair value of any risk-sensitive financial instruments. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2007. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates, particularly due to the Actaris acquisition. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. Other than the implementation of a new enterprise resource planning system (new ERP system) that is described in the following paragraph, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Effective January 1, 2007, we implemented a new ERP system for business operations within the Company. The implementation of the new ERP system has resulted in material changes to our processes and procedures affecting internal control over financial reporting. This implementation was not in response to an identified material weakness or significant deficiency in our internal control over financial reporting. The Company’s management believes it has established and implemented adequate internal control over financial reporting with respect to the new ERP system.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. At March 31, 2007, there were no material legal contingencies requiring accrual or disclosure.

Item 1A:    Risk Factors

There were no material changes during the first quarter of 2007 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2007, we issued 4,086,958 million shares of common stock, no par value, to certain institutional investors pursuant to a securities purchase agreement dated February 25, 2007, for aggregate proceeds of $235.0 million, or $57.50 per share, which represents a 5% discount from the five-day average share closing price during the week of February 12, 2007 of $60.52. Net proceeds of $225.3 million were used to partially finance the acquisition of Actaris Metering Systems (Actaris) on April 18, 2007.

The common shares were issued pursuant to an exception from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. We agreed to register resales of these shares no later than July 2, 2007.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the first quarter of 2007.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2007 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 7th of May, 2007.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer