Form 10-Q
period 2007-06-30
ITRON INC /WA/
filed 2007-08-09
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☒                                                                                     Accelerated filer ☐Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of July 31, 2007, there were outstanding 30,328,207 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues	$401,559	$163,810	$549,470	$319,363
Cost of revenues	276,845	94,778	363,431	183,557
Gross profit	124,714	69,032	186,039	135,806

Operating expenses
Sales and marketing	34,393	16,321	49,313	31,802
Product development	25,521	14,920	41,342	27,790
General and administrative	27,387	12,519	41,631	24,641
Amortization of intangible assets	25,223	7,612	32,263	14,925
In-process research and development	35,551	-	35,551	-
Total operating expenses	148,075	51,372	200,100	99,158

Operating income (loss)	(23,361)	17,660	(14,061)	36,648
Other income (expense)
Interest income	2,216	360	8,305	722
Interest expense	(22,927)	(2,585)	(28,424)	(8,331)
Other income (expense), net	5,433	(241)	6,941	(689)
Total other income (expense)	(15,278)	(2,466)	(13,178)	(8,298)

Income (loss) before income taxes	(38,639)	15,194	(27,239)	28,350
Income tax benefit (provision)	14,759	(4,990)	10,539	(11,077)

Net income (loss)	$(23,880)	$10,204	$(16,700)	$17,273

Earnings (loss) per share
Basic	$(0.79)	$0.40	$(0.58)	$0.68
Diluted	$(0.79)	$0.39	$(0.58)	$0.66

Weighted average number of shares outstanding
Basic	30,068	25,415	28,641	25,237
Diluted	30,068	26,360	28,641	26,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$105,873	$361,405
Short-term investments, held to maturity	-	34,583
Accounts receivable, net	325,970	109,924
Inventories	171,141	52,496
Deferred income taxes, net	25,525	20,916
Other	48,521	17,121
Total current assets	677,030	596,445

Property, plant and equipment, net	309,954	88,689
Intangible assets, net	623,375	112,682
Goodwill	1,248,794	126,266
Prepaid debt fees	32,159	13,161
Deferred income taxes, net	88,814	47,400
Other	15,123	3,879
Total assets	$2,995,249	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$210,203	$35,803
Accrued expenses	71,032	6,402
Wages and benefits payable	59,218	24,214
Taxes payable	23,834	1,717
Current portion of debt	11,561	-
Current portion of warranty	18,861	7,999
Unearned revenue	30,701	27,449
Total current liabilities	425,410	103,584

Long-term debt	1,611,027	469,324
Warranty	17,329	10,149
Pension plan and other employee benefits	65,040	-
Deferred income taxes, net	210,390	-
Other obligations	50,239	14,483
Total liabilities	2,379,435	597,540

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	598,860	351,018
Accumulated other comprehensive income (loss), net	(4,722)	1,588
Retained earnings	21,676	38,376
Total shareholders' equity	615,814	390,982
Total liabilities and shareholders' equity	$2,995,249	$988,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Operating activities
Net income (loss)	$(16,700)	$17,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,156	22,291
In-process research and development	35,551	-
Employee stock plans income tax benefits	5,773	11,686
Excess tax benefits from stock-based compensation	(5,029)	(8,371)
Stock-based compensation	5,849	4,096
Amortization of prepaid debt fees	2,813	3,155
Deferred income taxes, net	(30,133)	(953)
Other, net	394	435
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,604)	18,038
Inventories	17,983	(9,575)
Trade payables, accrued expenses and taxes payable	25,811	1,142
Wages and benefits payable	(7,299)	(3,623)
Unearned revenue	(4,348)	4,230
Warranty	391	1,678
Other long-term obligations	(47)	(181)
Other, net	(2,642)	(4,550)
Net cash provided by operating activities	62,919	56,771

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-
Acquisitions of property, plant and equipment	(18,306)	(14,420)
Business acquisitions, net of cash and cash equivalents acquired	(1,715,626)	(7,778)
Other, net	5,897	1,444
Net cash used in investing activities	(1,693,035)	(20,754)

Financing activities
Proceeds from borrowings	1,159,027	-
Payments on debt	(2,890)	(42,703)
Issuance of common stock	236,220	11,326
Excess tax benefits from stock-based compensation	5,029	8,371
Prepaid debt fees	(23,058)	(62)
Net cash provided by (used in) financing activities	1,374,328	(23,068)

Effect of exchange rate changes on cash and cash equivalents	256	-
Increase (decrease) in cash and cash equivalents	(255,532)	12,949
Cash and cash equivalents at beginning of period	361,405	33,638
Cash and cash equivalents at end of period	$105,873	$46,587

Non-cash transactions:
Fixed assets purchased but not yet paid	$3,506	$3,103
Pre-acquisition costs incurred but not yet paid	1,006	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,425	$833
Interest	31,272	5,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

      Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 of Itron and our consolidated subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. We have no investments in variable interest entities.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2006 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 23, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. The operating results of this acquisition are included in our condensed consolidated financial statements commencing on the date of acquisition (see Note 4).

      Cash and Cash Equivalents

We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

      Short-Term Investments

Investment securities are classified into one of three categories: held to maturity, trading or available for sale. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). Investment purchases and sales are accounted for on a trade date basis. Market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. At June 30, 2007, we held no short-term investments. The investments held at December 31, 2006 matured during the first quarter of 2007.

      Derivative Instruments

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in earnings. Derivatives are not used for trading or speculative purposes.

On February 25, 2007, we signed a stock purchase agreement to acquire Actaris and entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement is considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts can not be designated as fair value hedges. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain in other income (expense) from the termination of the foreign currency range forward contracts.

      Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts and our specific review of outstanding receivables at period end. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

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

      Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture. Leasehold improvements are amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There were no significant impairments in the three and six months ended June 30, 2007 and 2006. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

      Business Combinations

In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values as of the date of acquisition. The balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

      Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant impairment indicator occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows unless discounted cash flows can not be relied upon, in which case the intangible assets are amortized straight-line over their estimated useful lives. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$19,840	$15,111	$18,148	$15,276
Actaris acquisition opening balance	17,769	-	17,769	-
New product warranties	1,013	734	1,709	1,319
Other changes/adjustments to warranties	338	3,147	3,274	4,512
Claims activity	(2,655)	(2,038)	(4,597)	(4,153)
Effect of change in exchange rates	(115)	-	(113)	-
Ending balance, June 30	36,190	16,954	36,190	16,954
Less: current portion of warranty	(18,861)	(7,927)	(18,861)	(7,927)
Long-term warranty	$17,329	$9,027	$17,329	$9,027

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $1.4 million and $3.9 million for the three months ended June 30, 2007 and 2006 and approximately $5.0 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively. Warranty expense is classified within cost of revenues.

      Contingencies

An estimated loss for a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our financial position and results of operations.

      Defined Benefit Pension Plans

As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. Financial Accounting Standards Board (FASB) Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), requires the assignment of the purchase price to individual assets acquired and liabilities assumed to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize on a prospective basis the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. See Note 8 for additional disclosures required by SFAS 158.

      Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries that are not permanently reinvested.

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures (see Note 9). We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

      Foreign Exchange

Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the local currency are included in the Condensed Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature and considered to be hedges of the net investment in foreign subsidiaries are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity.

      Revenue Recognition

Revenues consist of hardware sales, software license fees, custom software development services, field and project management service and engineering, consulting, implementation, installation, professional services and post-sale maintenance support. Outsourcing services include installation, operation and maintenance of meter reading systems to provide meter information to a customer for billing and management purposes. Outsourcing services can be provided for systems we own, as well as those owned by our customers.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and is not contingent upon the delivery/performance of additional items.

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

Unearned revenue is recorded for products or services that have not been provided and have been paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met. Shipping and handling costs and incidental expenses, which are commonly referred to as "out-of-pocket" expenses, billed to customers are recorded as revenue, with the associated costs charged to cost of revenues. We record sales, use and value added taxes billed to our customers on a net basis in our Condensed Consolidated Statements of Operations.

      Product and Software Development Costs

Product and software development costs primarily include payroll and third party contracting fees. For software we develop to be marketed or sold, SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (as amended), requires the capitalization of development costs after technological feasibility is established. Due to the relatively short period of time between technological feasibility and the completion of product and software development, and the immaterial nature of these costs, we generally do not capitalize product and software development expenses.

      Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. We compute dilutive earnings per share by adjusting the weighted average number of common shares outstanding to consider the effect of potentially dilutive securities, including stock-based awards and our convertible senior subordinated notes. Shares that are contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. For periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

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

      Reclassifications

As a result of the Actaris acquisition, certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) available to common shareholders	$(23,880)	$10,204	$(16,700)	$17,273
Weighted average number of shares outstanding	30,068	25,415	28,641	25,237
Basic	$(0.79)	$0.40	$(0.58)	$0.68

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$(23,880)	$10,204	$(16,700)	$17,273

Weighted average number of shares outstanding	30,068	25,415	28,641	25,237
Dilutive effect of stock-based awards	-	945	-	979
Adjusted weighted average number of shares outstanding	30,068	26,360	28,641	26,216
Diluted	$(0.79)	$0.39	$(0.58)	$0.66

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At June 30, 2007 and 2006, we had stock-based awards outstanding of approximately 1.9 million and 1.8 million at weighted average option exercise prices of $34.83 and $22.99, respectively. As a result of our net loss, approximately 816,000 and 798,000 of stock-based awards were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2007, respectively. Approximately 27,000 and 41,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2006, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible senior subordinated notes (convertible notes) that if converted in the future, would have a potentially dilutive effect on our earnings per share. Under the indenture for the convertible notes, upon conversion we are required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock for each of the periods presented is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and six months ended June 30, 2007 exceeded the conversion price of $65.16 and, therefore, approximately 364,000 and 182,000 shares, respectively, would have been dilutive if we had net income and included the dilutive shares in the calculation of diluted earnings per share. These shares could be dilutive in future periods.

On March 1, 2007, we issued 4.1 million shares of common stock, no par value, for net proceeds of $225.3 million, which were used to partially fund the acquisition of Actaris on April 18, 2007.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments as set by the Board of Directors. There was no preferred stock issued or outstanding at June 30, 2007 and 2006.

Note 3: Certain Balance Sheet Components

Accounts receivable, net	At June 30,	At December 31,
	2007	2006
	(in thousands)
Trade (net of allowance for doubtful accounts of $5,679 and $589)	$316,478	$100,162
Unbilled revenue	9,492	9,762
Total accounts receivable, net	$325,970	$109,924

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$615	$379	$589	$598
Actaris acquisition opening balance	4,891	-	4,891	-
Provision (benefit) for doubtful accounts	300	92	386	(105)
Recoveries	-	-	-	-
Accounts charged off	(127)	(2)	(187)	(24)
Ending balance, June 30	$5,679	$469	$5,679	$469

Inventories

A summary of the inventory balances is as follows:	At June 30,	At December 31,
	2007	2006
	(in thousands)
Materials	$85,805	$29,650
Work in process	16,421	5,220
Finished goods	67,884	16,433
Total manufacturing inventories	170,110	51,303
Service inventories	1,031	1,193
Total inventories	$171,141	$52,496

Property, plant and equipment, net	At June 30,	At December 31,
	2007	2006
	(in thousands)
Machinery and equipment	$173,052	$75,571
Computers and purchased software	58,937	40,368
Buildings, furniture and improvements	127,489	45,670
Land	39,443	2,482
Total cost	398,921	164,091
Accumulated depreciation	(88,967)	(75,402
Property, plant and equipment, net	$309,954	$88,689

Depreciation expense was $10.5 million and $3.8 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $14.9 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively.

Note 4: Business Combinations

Actaris Metering Systems

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of $626.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The acquisition included all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America and provided geographic expansion of our business and product offerings. The purchase price included a significant premium to the assets acquired and liabilities assumed, due to expected synergies from products and markets of the combined entity, which resulted in a substantial amount of goodwill.

The preliminary purchase price, which includes estimated direct transaction costs and net of cash acquired of $28.9 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$1,698,107
Direct transaction costs	18,641
Total purchase price	$1,716,748

We have made preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments; however, we are still completing those assessments, including an analysis of the discounted cash flows. Once we finalize the fair values, we may have changes in the following areas: tangible and intangible assets, goodwill, commitments and contingencies, deferred taxes and restructuring activities. The following information reflects our preliminary allocation of the purchase price.

	April 18, 2007
	Fair Value	Useful Life
	(in thousands)	(in years)
Fair value of tangible assets acquired and liabilities assumed, net	$4,837
In-process research and development	35,551
Identified intangible assets - amortizable
Core-developed technology	213,424	10
Customer relationships	201,744	10
Trademarks and tradenames	124,921	10
Other	7,018	1
Goodwill	1,129,253
Total net assets acquired	$1,716,748

Significant tangible assets acquired consisted of accounts receivable, inventory and property, plant and equipment. Significant liabilities assumed consisted of accounts payable, accrued expenses, wages and benefits payable, deferred taxes and pension benefit obligations.

Our acquisition of Actaris resulted in $35.6 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization.

The preliminary values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized using the estimated discounted cash flows assumed in the valuation models.

The balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. For tax purposes, goodwill is not deductible, as we acquired the stock of Actaris.

The following pro forma results are based on the individual historical results of Itron, Inc. and Actaris (prior to the acquisition on April 18, 2007) with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2006. The significant adjustments were as follows:

o
Increased amortization expense related to the acquired identified intangible assets of $16.0 million and $32.0 million for the three and six months ended June 30, 2006 and $3.9 million and $24.2 million for the three and six months ended June 30, 2007.

o
Additional net interest expense of $11.9 million and $21.9 million for the three and six months ended June 30, 2006 and $1.8 million and $10.1 million for the three and six months ended June 30, 2007, related to the borrowings incurred upon acquisition, net of the retirement of Actaris’ previous debt.

o	Adjustment to revise the income tax provision utilizing Itron’s estimated statutory rate of 31%.

The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues	$432,756	$411,666	$796,991	$785,636
Net income	$(7,894)	$4,240	$(13,492)	$5,320

Basic net income per share	(0.26)	0.14	(0.45)	0.18
Diluted net income per share	(0.26)	0.14	(0.45)	0.18

Weighted average shares assumed outstanding
Basic	30,068	29,502	29,973	29,324
Diluted	30,068	30,447	29,973	30,303

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At June 30, 2007			At December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$373,737	$(95,395)	$278,342	$162,930	$(77,783)	$85,147
Patents	7,088	(5,244)	1,844	7,088	(5,059)	2,029
Capitalized software	5,065	(5,065)	-	5,065	(5,065)	-
Distribution and production rights	3,935	(3,452)	483	3,935	(3,384)	551
Customer contracts and relationships	218,048	(12,821)	205,227	16,888	(7,931)	8,957
Trademarks and tradenames	150,212	(17,088)	133,124	26,210	(12,022)	14,188
Other	16,988	(12,633)	4,355	9,752	(7,942)	1,810
Total identified intangible assets	$775,073	$(151,698)	$623,375	$231,868	$(119,186)	$112,682

A summary of the identifiable intangible asset account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance, intangible assets, gross	$231,061	$211,328	$231,868	$211,328
Intangible assets acquired	547,107	9,630	547,107	9,630
Intangible assets adjusted	-	-	(1,220)	-
Effect of change in exchange rates	(3,095)	163	(2,682)	163
Ending balance, intangible assets, gross	$775,073	$221,121	$775,073	$221,121

Identified intangible assets increased during the second quarter of 2007 as a result of the Actaris acquisition. Based on the final determination of fair values of intangible assets acquired in the Flow Metrix, Inc. acquisition, which was consummated in November 2006, adjustments to the intangible assets recorded were made during the first quarter of 2007. Identified intangible assets increased during the second quarter of 2006 as a result of the Quantum Consulting, Inc. (Quantum) and ELO Sistemas e Tecnologia Ltda. (ELO) acquisitions. Intangible assets are recorded in the local currency of our foreign subsidiaries; therefore, the carrying amount of intangible assets can also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. Intangible asset amortization expense was $25.2 million and $7.6 million for the three months ended June 30, 2007 and 2006, respectively. Intangible asset amortization expense was $32.3 million and $14.9 million for the six months ended June 30, 2007 and 2006, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2007 (amount remaining at June 30, 2007)	$51,298
2008	110,636
2009	100,936
2010	79,853
2011	69,499
Beyond 2011	211,153
Total identified intangible assets, net	$623,375

Note 6: Goodwill

The following table reflects goodwill allocated to each operating segment during the six months ended June 30, 2007 and 2006, respectively.

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance, January 1, 2006	$116,032	$-	$116,032
Goodwill acquired	2,934	-	2,934
Effect of change in exchange rates	538	-	538
Goodwill balance, June 30, 2006	$119,504	$-	$119,504

Goodwill balance, January 1, 2007	$126,266	$-	$126,266
Goodwill acquired	-	1,129,253	1,129,253
Goodwill adjustments	987	-	987
Effect of change in exchange rates	1,050	(8,762)	(7,712)
Goodwill balance, June 30, 2007	$128,303	$1,120,491	$1,248,794

Goodwill increased during the second quarter of 2007 as a result of the Actaris acquisition. Based on the final determination of fair values of intangible assets acquired in the Flow Metrix, Inc. acquisition, which was consummated in November 2006, adjustments to goodwill were recorded during the first quarter of 2007. Goodwill increased during the second quarter of 2006 as a result of the Quantum and ELO acquisitions. Goodwill is recorded in the local currency of our foreign subsidiaries; therefore, goodwill balances may also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

 Note 7: Debt

The components of our borrowings are as follows:

	At June 30,	At December 31,
	2007	2006
	(in thousands)
Credit facility
USD denominated term loan	$603,587	$-
EUR denominated term loan	449,816	-
GBP denominated term loan	99,810	-
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	124,375	124,324
	1,622,588	469,324
Current portion of debt	(11,561)	-
Total long-term debt	$1,611,027	$469,324

      Credit Facility

The Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility is comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver), which was undrawn at close. Interest rates on the credit facility are based on the respective borrowings; denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes. At June 30, 2007, there were no borrowings outstanding under the revolver and $46.0 million was utilized by outstanding standby letters of credit resulting in $69.0 million being available for additional borrowings.

This credit facility replaced an original $185 million seven-year senior secured credit facility we entered into in 2004. We repaid $24.7 million remaining on our 2004 senior secured term loan during the first quarter of 2006.

      Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at June 30, 2007. The subordinated notes are registered with the SEC and are generally transferable. Prepaid debt fees are amortized over the life of the notes using the effective interest method. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured borrowings and are guaranteed by all of our domestic operating subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at June 30, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time after May 15, 2008, we may, at our option, redeem the subordinated notes at a redemption price of 103.875%, decreasing each year thereafter.

      Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in Emerging Issues Task Force (EITF) 05-02, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price ($78.19) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at June 30, 2007. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

      Prepaid Debt Fees & Interest Expense

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $32.2 million and $13.2 million at June 30, 2007 and December 31, 2006, respectively. Accrued interest expense was $19.3 million and $4.8 million at June 30, 2007 and December 31, 2006, respectively.

Note 8: Pension Benefits

With the acquisition of Actaris, we now sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. The defined benefit obligation is calculated annually by using the projected unit credit method and is updated quarterly. The measurement date for the pension plans was April 18, 2007, the date of acquisition.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. Assuming that actual plan asset returns are consistent with our expected rate of return in 2007 and beyond, and that interest rates remain constant, we expect to contribute approximately $75,000 in the second half of 2007 to our defined benefit pension plans.

The following table rolls forward the benefit obligation and plan assets and summarizes the funded status of the defined benefit plans and amounts recognized in the Condensed Consolidated Balance Sheet at June 30, 2007.

Period ended
June 30, 2007
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period (April 18, 2007)	$71,452
Service cost	408
Interest cost	644
Settlements and curtailments	(93)
Benefits paid	(892)
Other – foreign exchange rate changes	(436)
Benefit obligation at end of period	71,083

Change in plan assets:
Fair value of plan assets at beginning of period (April 18, 2007)	6,420
Actual return of plan assets	47
Company contributions	21
Benefits paid	(38)
Other – foreign exchange rate changes	(37)
Fair value of plan assets at end of period	6,413
Ending balance at fair value	$64,670

Amounts recognized on the Condensed Consolidated Balance Sheet consist of:

Period ended
June 30, 2007
(in thousands)
Current portion of pension plan liability in wages and benefits payable	$1,030
Long-term portion of pension plan liability	64,010
Plan assets in other long term assets	(370)
Net amount recognized	$64,670

The accumulated benefit obligation for our defined benefit pension plans was $66.6 million at June 30, 2007.

Net periodic pension benefit costs for our plans include the following components:

Period ended
June 30, 2007
(in thousands)
Service cost	$408
Interest cost	644
Expected return on plan assets	(47)
Settlements and curtailments	(93)
Net periodic benefit cost	$912

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

Period ended
June 30, 2007
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.99%
Expected annual rate of compensation increase	2.94%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.99%
Expected rate of return on plan assets	3.76%
Expected annual rate of compensation increase	2.94%

We determine a discount rate for each individual defined benefit pension plan based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, we match the plans’ expected future benefit payments against the Merrill Lynch Euro Corp. yield curve. Discount rates for our defined benefit pension plans denominated in another currencies are selected using a similar methodology applied on high quality corporate bond yield data labeled in that currency.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study gives consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return.

Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

Period ended
June 30, 2007
(in thousands)
Projected benefit obligation	$69,637
Accumulated benefit obligation	$65,355
Fair value of plan assets	$4,597

The target allocation for our pension plans assets is as follows:

Period ended
June 30, 2007
Asset category:
Short-term investments and cash	7%
Insurance funds	93%

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer-term investment opportunities. Strategic pension plan asset allocations are determined by the objective to achieve an investment return, which together with the contributions paid, is sufficient to maintain reasonable control over the various funding risks of the plans. Based upon current market and economic environments, the actual asset allocation may periodically be permitted to deviate from policy targets.

Annual benefit payments, including amounts to be paid from Company assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
(in thousands)
2007 (amount remaining at June 30, 2007)	$1,700
2008	3,183
2009	3,393
2010	3,939
2011	4,059
2012 - 2016	20,657

 Note 9: Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits and state income taxes. We estimate that our 2007 actual income tax rate will be approximately 38%.

At June 30, 2006, our estimated annual effective income tax rate was 42%, resulting in an actual income tax rate of 33% and 39% for the three and six months ended June 30, 2006. At June 30, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at June 30, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48 on January 1, 2007. As of June 30 2007, the amount of unrecognized tax benefits was $35.9 million of which approximately $29.3 million was acquired as part of the Actaris acquisition on April 18, 2007. We do not expect any reasonably possible material changes to the estimated amount of liabilities associated with our unrecognized tax benefits through June 30, 2008. The amount of unrecognized tax benefits that would affect our actual tax rate as of January 1, 2007 and June 30, 2007 was $6.1 million and $6.9 million, respectively.

We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenues Service (IRS) has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We classify interest and penalties related to unrecognized tax benefits in our provision for income taxes. Accrued interest and penalties were $9,000 and $7.4 million at January 1, 2007 and June 30, 2007, respectively. The increase from January 1, 2007 to June 30, 2007 was the result of the Actaris acquisition on April 18, 2007.

Note 10: Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended June 30, 2007 and 2006, stock-based compensation expense was $3.0 million and $2.0 million, before a related income tax benefit of $714,000 and $277,000, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was $5.9 million and $4.1 million, before a related income tax benefit of $1.4 million and $549,000, respectively.

The fair value of stock options and ESPP awards issued during the three and six months ended June 30, 2007 and 2006 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	-	-	-	-
Expected volatility	38.1%	41.6%	38.4%	41.6%
Risk-free interest rate	4.6%	4.9%	4.6%	4.9%
Expected life (years)	4.94	4.37	4.94	4.37

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	-	-	-	-
Expected volatility	24.3%	54.0%	24.3%	48.2%
Risk-free interest rate	5.0%	4.7%	5.1%	4.4%
Expected life (years)	0.25	0.25	0.25	0.25

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

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 988,552 shares remain available for issuance at June 30, 2007. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and the Board of Directors’ unrestricted stock awards. Shares remaining for issuance as awards were 825,802 at June 30, 2007.

      Stock Option Plans

Stock options to purchase the Company’s common stock are granted with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2007, we issued 180,000 and 200,000 shares with weighted average fair values of $27.26 and $27.21, respectively. For the three months ended June 30, 2006, we issued 30,000 shares with a weighted average fair value of $25.82. No stock options were granted during the three month period ended March 31, 2006. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 was $2.4 million and $1.8 million, respectively and $4.8 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of our stock option activity for the six months ended June 30, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24	6.89	$46,189
Granted	30	63.56
Exercised	(591)	17.12
Forfeited	(46)	32.04
Outstanding, June 30, 2006	1,836	$22.99	7.25	$66,741
Exercisable and expected to vest, June 30, 2006	1,747	$22.48	7.21	$64,375
Exercisable, June 30, 2006	964	$17.26	6.25	$40,478

Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	200	66.94
Exercised	(441)	22.87
Forfeited	(45)	43.96
Expired	(7)	42.62
Outstanding, June 30, 2007	1,932	$34.83	7.38	$83,264
Exercisable and expected to vest, June 30, 2007	1,724	$33.23	7.20	$77,069
Exercisable, June 30, 2007	903	$19.92	5.72	$52,421

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $13.1 million, which is expected to be recognized over a weighted average period of approximately 24 months.

      Restricted Stock Units

During 2007, we issued restricted stock units (RSUs) with a cliff vesting period of three years from the anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs are converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. Restricted stock is reserved in the recipients’ name at the grant date and issued upon vesting. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award.

Total compensation expense relating to RSUs and restricted stock was $125,000 for the three months ended June 30, 2007 as the first grant date was May 14, 2007. Unrecognized compensation cost in connection with these awards, net of estimated forfeitures, totaled $2.8 million at June 30, 2007. The cost is expected to be recognized over three years. Grants of RSUs were 60,667 for the three months ended June 30, 2007. There were no RSUs that were forfeited and returned to the plan at June 30, 2007.

      Long-Term Performance Plan

We have a Long-Term Performance Plan (LTPP) for senior management, payments of which are contingent on the attainment of yearly goals payable in the Company’s common stock with a three-year cliff vesting period. Restricted stock units will be used for the 2007 plan. Restricted stock awards were used for the 2006 and 2005 plans.

Restricted stock units that are attainable are established at the beginning of the performance period based on a percentage of the participant’s base salary and the fair market value of the Company’s common stock on the first business day of the performance period. The maximum restricted stock units attainable at the beginning of the year for the 2007 performance period consisted of 57,523 restricted stock units at a grant-date fair value of $62.52.

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

Under each of the plans, compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $381,000 and $137,000 for the three months ended June 30, 2007 and 2006, respectively. Total compensation expense recognized for the LTPP plan was $658,000 and $174,000 for the six months ended June 30, 2007 and 2006, respectively.

      Board of Directors’ Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three months ended June 30, 2007 and 2006, we issued 300 and 420 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $66.41 and $70.99, respectively. The expense related to these awards for the three months ended June 30, 2007 and 2006 was $20,000 and $30,000, respectively. During the six months ended June 30, 2007 and 2006, we issued 3,210 and 3,396 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $52.78 and $44.09, respectively. The expense related to these awards for the six months ended June 30, 2007 and 2006 was $170,000 and $150,000, respectively. All awards were fully vested and expensed when granted.

      Employee Stock Purchase Plan

Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our employee stock purchase plan. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 23,320 and 27,666 shares to employees in the six months ended June 30, 2007 and 2006, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the six months ended June 30, 2007 and 2006 was $8.99 and $8.17, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 was $97,000 and $112,000, respectively. The expense related to ESPP recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $192,000, in both periods. We had no unrecognized compensation cost at June 30, 2007 associated with the awards issued under the ESPP.

Note 11: Commitments and Contingencies

      Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of June 30, 2007 and December 31, 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $23.8 million and $6.0 million at June 30, 2007 and December 31, 2006, respectively (the increase in bid bonds was the result of the Actaris acquisition.) Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. In addition to the outstanding standby letters of credit under our credit facility, our Actaris operating segment has unsecured revolving lines of credit totaling €7.2 million, £1.0 million and $6.4 million, denominated in euros, pound sterling and U.S. dollars, respectively, with total outstanding standby letters of credit of $1.9 million at June 30, 2007. The total outstanding amounts of standby letters of credit were $47.9 million and $23.0 million at June 30, 2007 and December 31, 2006, respectively.

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

      Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies (SFAS 5), and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

Note 12: Segment Information

At December 31, 2006, we reported three operating segments reflecting our major product lines. With the Actaris acquisition on April 18, 2007, we aligned our operating segments into two groups, Itron North America and Actaris, to reflect the way we are now managing the business. Our Itron North America operating segment represents our operations prior to the Actaris acquisition, and are primarily located in North America. Our Actaris operating segment represents the operations of the Actaris acquisition, which are primarily located outside of North America. We have three measures of segment performance: revenue, gross profit (margin) and operating income. There were no intersegment revenues.

Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Approximately 99% of depreciation expense was allocated to our segments at June 30, 2007 and 2006, with the remaining portion reported under corporate unallocated.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues by region
Europe	$186,996	$1,405	$188,450	$2,010
United States and Canada	148,437	154,610	284,895	304,963
Other	66,126	7,795	76,125	12,390
Total revenues	$401,559	$163,810	$549,470	$319,363

Segment Products

Itron North America
Electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters and diaphragms; turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR data collection technologies; installation, implementation, maintenance support and other services.

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Itron North America	$151,912	$163,810	$299,823	$319,363
Actaris	249,647	-	249,647	-
Total Company	$401,559	$163,810	$549,470	$319,363

Gross profit
Itron North America	$63,366	$69,032	$124,691	$135,806
Actaris	61,348	-	61,348	-
Total Company	$124,714	$69,032	$186,039	$135,806

Operating income (loss)
Itron North America	$16,130	$23,884	$32,896	$50,094
Actaris	(31,650)	-	(31,650)	-
Corporate unallocated	(7,841)	(6,224)	(15,307)	(13,446)
Total Company	(23,361)	17,660	(14,061)	36,648
Total other income (expense)	(15,278)	(2,466)	(13,178)	(8,298)
Income (loss) before income taxes	$(38,639)	$15,194	$(27,239)	$28,350

No single customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2007. No single customer represented more than 10% of the Itron North America operating segment revenues for the three and six months ended June 30, 2007. No single customer represented more than 10% of the Actaris operating segment revenues from April 18, 2007 to June 30, 2007.

One customer, Progress Energy, accounted for 19% and 21% of total Company and Itron North America segment revenues for the three and six months ended June 30, 2006, respectively.

Note 13: Other Comprehensive Income (Loss)

Other comprehensive income (loss) is reflected as an increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income (loss) during the period, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(23,880)	$10,204	$(16,700)	$17,273
Change in foreign currency translation adjustments, net of tax	(6,542)	791	(6,310)	681
Total other comprehensive income (loss)	$(30,422)	$10,995	$(23,010)	$17,954

Accumulated other comprehensive income (loss), net of tax, was approximately ($4.7) million and $1.6 million at June 30, 2007 and December 31, 2006, respectively, and consisted of the adjustments for foreign currency translation as indicated above.

Note 14: Consolidating Financial Information

The credit facility, senior subordinated notes and convertible notes were issued by Itron, Inc. and are guaranteed by all our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The guarantees under our senior subordinated notes include all current and future U.S. legal entities and are joint and several, full, complete and unconditional. At the date of issuance, our convertible notes were not guaranteed by any of our subsidiaries at the date of issuance.  However, any future subsidiaries that guarantee our obligations under the senior subordinated notes will guarantee our convertible notes, joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

For the year ended December 31, 2006, our guarantor subsidiaries were considered minor as a result of legal entity mergers into the parent company during 2006, eliminating the consolidating financial information disclosure in our Annual Report on Form 10-K, as required by SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, (Rule 3-10). On April 18, 2007, we acquired a legal entity in the United States as part of the Actaris acquisition. As a result of this acquisition, our guarantor subsidiaries are no longer considered minor and, therefore, the following consolidating financial information has been prepared and presented pursuant to Rule 3-10. We have allocated a portion of our credit facility borrowings to this newly acquired entity, based on its relative equity as compared with the entire Actaris acquisition.

The guarantor subsidiaries of our senior subordinated notes, which are not guarantors of our convertible notes, consisted of three non-operating subsidiaries of which we had equity in earnings (losses) of  $300,000 and ($2.6 million)for the three and six months ended June 30, 2007 and ($40,000) and ($43,000) for the three and six months ended June 30, 2006.  Our investment in these non-operating subsidiaries was $2.1 million and $531,000 at June 30, 2007 and December 31, 2006, respectively.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$139,992	$14,535	$257,291	$(10,259)	$401,559
Cost of revenues	82,482	11,256	193,630	(10,523)	276,845
Gross profit	57,510	3,279	63,661	264	124,714

Operating expenses
Sales and marketing	13,393	1,449	19,551	-	34,393
Product development	17,449	440	7,680	(48)	25,521
General and administrative	13,595	808	12,984	-	27,387
Amortization of intangible assets	6,655	-	18,568	-	25,223
In-process research and development	-	-	35,551	-	35,551
Total operating expenses	51,092	2,697	94,334	(48)	148,075

Operating income (loss)	6,418	582	(30,673)	312	(23,361)
Other income (expense)
Interest income	25,336	44	999	(24,163)	2,216
Interest expense	(21,314)	(2,246)	(23,525)	24,158	(22,927)
Other income (expense), net	6,331	80	(978)	-	5,433
Total other income (expense)	10,353	(2,122)	(23,504)	(5)	(15,278)

Income (loss) before income taxes	16,771	(1,540)	(54,177)	307	(38,639)
Income tax benefit (provision)	4,280	(131)	10,610	-	14,759
Equity in earnings (losses) of
non-guarantor subsidiaries	(43,872)	305	-	43,567	-
Net loss	$(22,821)	$(1,366)	$(43,567)	$43,874	$(23,880)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$158,077	$15,189	$(9,456)	$163,810
Cost of revenues	91,908	12,192	(9,322)	94,778
Gross profit	66,169	2,997	(134)	69,032

Operating expenses
Sales and marketing	14,773	1,548	-	16,321
Product development	15,035	107	(222)	14,920
General and administrative	11,646	750	123	12,519
Amortization of intangible assets	7,404	208	-	7,612
Total operating expenses	48,858	2,613	(99)	51,372

Operating income	17,311	384	(35)	17,660
Other income (expense)
Interest income	368	46	(54)	360
Interest expense	(2,416)	(223)	54	(2,585)
Other income (expense), net	(305)	29	35	(241)
Total other income (expense)	(2,353)	(148)	35	(2,466)

Income before income taxes	14,958	236	-	15,194
Income tax (provision) benefit	(5,594)	604	-	(4,990)
Equity in earnings of
non-guarantor subsidiaries	840	-	(840)	-
Net income	$10,204	$840	$(840)	$10,204

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$281,339	$14,535	$274,969	$(21,373)	$549,470
Cost of revenues	164,183	11,256	208,447	(20,455)	363,431
Gross profit	117,156	3,279	66,522	(918)	186,039

Operating expenses
Sales and marketing	25,712	1,449	22,152	-	49,313
Product development	33,152	440	7,846	(96)	41,342
General and administrative	26,935	808	13,888	-	41,631
Amortization of intangible assets	13,264	-	18,999	-	32,263
In-process research and development	-	-	35,551	-	35,551
Total operating expenses	99,063	2,697	98,436	(96)	200,100

Operating income (loss)	18,093	582	(31,914)	(822)	(14,061)
Other income (expense)
Interest income	31,632	44	1,036	(24,407)	8,305
Interest expense	(26,711)	(2,246)	(23,883)	24,416	(28,424)
Other income (expense), net	7,828	80	(967)	-	6,941
Total other income (expense)	12,749	(2,122)	(23,814)	9	(13,178)

Income (loss) before income taxes	30,842	(1,540)	(55,728)	(813)	(27,239)
Income tax benefit (provision)	1,050	(131)	9,620	-	10,539
Equity in losses of
non-guarantor subsidiaries	(47,779)	(2,574)	-	50,353	-
Net loss	$(15,887)	$(4,245)	$(46,108)	$49,540	$(16,700)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$309,032	$30,117	$(19,786)	$319,363
Cost of revenues	178,684	24,480	(19,607)	183,557
Gross profit	130,348	5,637	(179)	135,806

Operating expenses
Sales and marketing	28,915	2,887	-	31,802
Product development	27,880	248	(338)	27,790
General and administrative	23,222	1,260	159	24,641
Amortization of intangible assets	14,717	208	-	14,925
Total operating expenses	94,734	4,603	(179)	99,158

Operating income	35,614	1,034	-	36,648
Other income (expense)
Interest income	708	94	(80)	722
Interest expense	(8,100)	(311)	80	(8,331)
Other income (expense), net	(676)	(13)	-	(689)
Total other income (expense)	(8,068)	(230)	-	(8,298)

Income before income taxes	27,546	804	-	28,350
Income tax (provision) benefit	(11,508)	431	-	(11,077)
Equity in earnings of
non-guarantor subsidiaries	1,235	-	(1,235)	-
Net income	$17,273	$1,235	$(1,235)	$17,273

Condensed Consolidating Balance Sheet
June 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$43,509	$655	$61,709	$-	$105,873
Accounts receivable, net	87,144	8,255	230,571	-	325,970
Intercompany accounts receivable	12,133	17	5,450	(17,600)	-
Inventories	51,034	6,196	114,782	(871)	171,141
Deferred income taxes, net	19,957	615	4,953	-	25,525
Other	15,213	1,340	31,968	-	48,521
Intercompany other	22,865	89,042	12,508	(124,415)	-
Total current assets	251,855	106,120	461,941	(142,886)	677,030

Property, plant and equipment, net	86,190	12,639	211,125	-	309,954
Intangible assets, net	90,247	-	533,128	-	623,375
Goodwill	114,469	5,902	1,128,423	-	1,248,794
Prepaid debt fees	30,708	1,451	-	-	32,159
Deferred income taxes, net	57,689	-	31,125	-	88,814
Investment in subsidiaries	12,468	43,924	(46,021)	(10,371)	-
Intercompany notes receivable	1,715,150	(346)	48,869	(1,763,673)	-
Other	2,463	15	12,645	-	15,123
Total assets	$2,361,239	$169,705	$2,381,235	$(1,916,930)	$2,995,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$38,665	$4,545	$166,993	$-	$210,203
Accrued expenses	21,203	1,757	48,072	-	71,032
Intercompany accounts payable	(209)	1,652	16,157	(17,600)	-
Wages and benefits payable	16,468	1,667	41,083	-	59,218
Taxes payable	(152)	(642)	24,628	-	23,834
Current portion of debt	10,653	908	-	-	11,561
Current portion of warranty	8,482	139	10,240	-	18,861
Short-term intercompany advances	94,231	6,061	24,123	(124,415)	-
Unearned revenue	20,864	-	9,837	-	30,701
Total current liabilities	210,205	16,087	341,133	(142,015)	425,410

Long-term debt	1,521,156	89,871	-	-	1,611,027
Warranty	10,038	-	7,291	-	17,329
Pension plan and other employee benefits	-	-	65,040	-	65,040
Deferred income taxes, net	59	(844)	211,175	-	210,390
Intercompany notes payable	1,360	45,726	1,716,587	(1,763,673)	-
Other obligations	13,253	-	36,986	-	50,239
Total liabilities	1,756,071	150,840	2,378,212	(1,905,688)	2,379,435

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	598,861	25,110	41,534	(66,645)	598,860
Accumulated other comprehensive income (loss), net	(16,182)	(549)	12,086	(77)	(4,722)
Retained earnings (accumulated deficit)	22,489	(5,696)	(50,597)	55,480	21,676
Total shareholders' equity	605,168	18,865	3,023	(11,242)	615,814
Total liabilities and shareholders' equity	$2,361,239	$169,705	$2,381,235	$(1,916,930)	$2,995,249

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$353,483	$7,922	$-	$361,405
Short-term investments, held to maturity	34,583	-	-	34,583
Accounts receivable, net	95,041	14,883	-	109,924
Intercompany accounts receivable	6,486	3,263	(9,749)	-
Inventories	49,233	3,263	-	52,496
Deferred income taxes, net	19,758	1,158	-	20,916
Other	15,394	1,727	-	17,121
Intercompany other	1,698	5,000	(6,698)	-
Total current assets	575,676	37,216	(16,447)	596,445

Property, plant and equipment, net	86,594	2,095	-	88,689
Intangible assets, net	104,731	7,951	-	112,682
Goodwill	113,481	12,785	-	126,266
Prepaid debt fees	13,161	-	-	13,161
Deferred income taxes, net	44,702	2,698	-	47,400
Intercompany notes receivable	12,257	1,242	(13,499)	-
Other	28,113	1,390	(25,624)	3,879
Total assets	$978,715	$65,377	$(55,570)	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$33,602	$2,201	$-	$35,803
Accrued expenses	6,392	10	-	6,402
Intercompany accounts payable	3,263	6,486	(9,749)	-
Wages and benefits payable	22,673	1,541	-	24,214
Taxes payable	1,053	664	-	1,717
Current portion of warranty	7,850	149	-	7,999
Short-term intercompany advances	5,001	1,697	(6,698)	-
Unearned revenue	26,004	1,445	-	27,449
Total current liabilities	105,838	14,193	(16,447)	103,584

Long-term debt	469,324	-	-	469,324
Warranty	10,149	-	-	10,149
Intercompany notes payable	1,241	12,258	(13,499)	-
Other obligations	6,948	7,535	-	14,483
Total liabilities	593,500	33,986	(29,946)	597,540

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	351,018	30,113	(30,113)	351,018
Accumulated other comprehensive income (loss), net	(4,179)	5,767	-	1,588
Retained earnings (accumulated deficit)	38,376	(4,489)	4,489	38,376
Total shareholders' equity	385,215	31,391	(25,624)	390,982
Total liabilities and shareholders' equity	$978,715	$65,377	$(55,570)	$988,522

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(15,887)	$(4,245)	$(46,108)	$49,540	$(16,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,780	412	24,964	-	47,156
In-process research and development	-	-	35,551	-	35,551
Employee stock plans income tax benefits	5,773	-	-	-	5,773
Excess tax benefits from stock-based compensation	(5,029)	-	-	-	(5,029)
Stock-based compensation	5,849	-	-	-	5,849
Amortization of prepaid debt fees	2,717	96	-	-	2,813
Deferred income taxes, net	(6,832)	(1,072)	(22,229)	-	(30,133)
Other, net	48,170	2,571	6	(50,353)	394
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,897	(1,817)	(18,684)	-	(12,604)
Inventories	(1,797)	913	18,054	813	17,983
Trade payables, accrued expenses and taxes payable	22,453	2,016	1,342	-	25,811
Wages and benefits payable	(6,205)	169	(1,263)	-	(7,299)
Unearned revenue	(4,856)	-	508	-	(4,348)
Warranty	639	14	(262)	-	391
Other long-term obligations	194	-	(241)	-	(47)
Intercompany transactions, net	(9,119)	1,635	7,484	-	-
Other, net	785	(981)	(2,446)	-	(2,642)
Net cash provided by (used in) operating activities	66,532	(289)	(3,324)	-	62,919

Investing activities
Purchases from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Acquisitions of property, plant and equipment	(12,907)	6,779	(12,178)	-	(18,306)
Business acquisitions, net of cash and cash equivalents acquired	(1,715,626)	-	-	-	(1,715,626)
Cash transferred to parent	-	(89,042)	-	89,042	-
Cash transferred to non-guarantor subsidiaries	(22,492)	-	-	22,492	-
Intercompany notes, net	52,360	346	(52,706)	-	-
Other, net	(41,253)	(52,097)	99,247	-	5,897
Net cash provided by (used in) investing activities	(1,704,918)	(134,014)	34,363	111,534	(1,693,035)

Financing activities
Proceeds from borrowings	1,068,248	90,779	-	-	1,159,027
Payments on debt	(2,890)	-	-	-	(2,890)
Issuance of common stock	236,220	-	-	-	236,220
Excess tax benefits from stock-based compensation	5,029	-	-	-	5,029
Prepaid debt fees	(21,511)	(1,547)	-	-	(23,058)
Cash transferred from parent	89,042	-	-	(89,042)	-
Cash transferred from non-guarantor subsidiaries	-	-	22,492	(22,492)	-
Intercompany notes payable	(45,726)	45,726	-	-	-
Net cash provided by financing activities	1,328,412	134,958	22,492	(111,534)	1,374,328

Effect of exchange rate changes on cash and cash equivalents	-	-	256	-	256
Increase (decrease) in cash and cash equivalents	(309,974)	655	53,787	-	(255,532)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$43,509	$655	$61,709	$-	$105,873

Non-cash operating and investing transactions:
Fixed assets purchased but not yet paid	$1,593	$-	$1,913	$-	$3,506
Pre-acquisition costs incurred but not yet paid	1,006	-	-	-	1,006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,661	$-	$4,764	$-	$7,425
Interest	29,466	1,670	136	-	31,272

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$17,273	$1,235	$(1,235)	$17,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,734	557	-	22,291
Employee stock plans income tax benefits	11,686	-	-	11,686
Excess tax benefits from stock-based compensation	(8,371)	-	-	(8,371)
Stock-based compensation	4,096	-	-	4,096
Amortization of prepaid debt fees	3,107	48	-	3,155
Deferred income taxes, net	712	(1,665)	-	(953)
Other, net	(782)	(18)	1,235	435
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,357	(4,319)	-	18,038
Inventories	(10,974)	1,399	-	(9,575)
Long-term note receivable, net	1,298	(1,298)	-	-
Trade payables, accrued expenses and taxes payable	(17)	1,159	-	1,142
Wages and benefits payable	(3,590)	(33)	-	(3,623)
Unearned revenue	3,755	475	-	4,230
Warranty	1,634	44	-	1,678
Other long-term obligations	(1,008)	827	-	(181)
Intercompany transactions, net	(6,922)	6,922	-	-
Other, net	(5,069)	519	-	(4,550)
Net cash provided by operating activities	50,919	5,852	-	56,771

Investing activities
Acquisitions of property, plant and equipment	(13,787)	(633)	-	(14,420)
Business acquisitions, net of cash and cash equivalents acquired	(5,347)	(2,431)	-	(7,778)
Cash transferred to parent	-	(946)	946	-
Cash transferred to non-guarantor subsidiaries	(100)	-	100	-
Intercompany notes, net	(4,567)	-	4,567	-
Other, net	(314)	1,758	-	1,444
Net cash used in investing activities	(24,115)	(2,252)	5,613	(20,754)

Financing activities
Payments on debt	(39,476)	(3,227)	-	(42,703)
Issuance of common stock	11,326	-	-	11,326
Excess tax benefits from stock-based compensation	8,371	-	-	8,371
Prepaid debt fees	(62)	-	-	(62)
Intercompany notes, net	-	4,567	(4,567)	-
Cash received from parent	-	100	(100)	-
Cash received from non-guarantor subsidiaries	946	-	(946)	-
Net cash provided by (used in) financing activities	(18,895)	1,440	(5,613)	(23,068)

Increase in cash and cash equivalents	7,909	5,040	-	12,949
Cash and cash equivalents at beginning of period	28,064	5,574	-	33,638
Cash and cash equivalents at end of period	$35,973	$10,614	$-	$46,587

Non-cash operating and investing transactions:
Fixed assets purchased but not yet paid	$3,082	$21	$-	$3,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$637	$196	$-	$833
Interest	5,440	183	-	5,623

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liability cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in domestic and foreign laws and regulations, 5) our dependence on new product development and intellectual property, 6) current and future business combinations, 7) changes in estimates for stock-based compensation, 8) changes in foreign currency exchange rates, 9) foreign business risks and 10) other factors. You should not rely on these forward-looking statements as they speak only as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Revenues include hardware, software, post-sale maintenance and professional services. Cost of revenues includes materials, direct labor, warranty expense, other manufacturing spending, distribution and documentation costs for software applications and labor and operating costs for professional services.

Overview

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of approximately $626.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225 million in net proceeds from the sale of our common stock and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America. This acquisition allows Actaris to offer Itron’s automated meter reading (AMR) and advanced metering infrastructure (AMI) technologies, software and systems to customers outside of North America and expand Actaris’ gas and water meter opportunities in North America. Our combined company now has more than 8,000 utility customers, over 30 manufacturing facilities, operates in more than 60 countries and has more than 8,500 employees. Actaris will continue to operate fundamentally as it did before the acquisition.

The acquisition of Actaris significantly changes many aspects of our results of operations, financial condition and cash flows, which are described in each applicable area within the discussion that follows.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$401.6	$163.8	145%	$549.5	$319.4	72%
Gross Profit	$124.7	$69.0	81%	$186.0	$135.8	37%
Gross Margin	31%	42%		34%	43%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues by region
Europe	$187.0	$1.4	$188.5	$2.0
United States and Canada	148.5	154.6	284.9	305.0
Other	66.1	7.8	76.1	12.4
Total revenues	$401.6	$163.8	$549.5	$319.4

Revenues

Revenues increased $237.8 million and $230.1 million for the three and six months ended June 30, 2007, respectively, of which Actaris contributed $249.7 million. Itron North America revenues decreased $11.9 million and $19.6 million for the three and six months ended June 30, 2007 compared with the same periods in 2006, respectively.

No single customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2007. One customer, Progress Energy, accounted for 19% and 21% of total Company revenues for the three and six months ended June 30, 2006, respectively.

Gross Profit and Margin

Gross margin was 31% and 34% for the three and six months ended June 30, 2007, compared with 42% and 43% for the same periods last year, respectively. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired was increased by $16.0 million, which lowered gross margins by four percentage points and three percentage points for the three and six months ended June 30, 2007, respectively. Gross margin for Actaris’ products and services is lower than Itron North America’s as a result of Actaris’ product mix of higher meter sales as compared with Itron North America’s systems focused products.

Unit Shipments

Meters can be sold with and without AMR. In addition, AMR can be sold separately from the meter. We also use other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Total meters (with and without AMR)
Electricity	2,450	1,850	3,600	3,575
Gas	775	-	775	-
Water	1,850	-	1,850	-
Total meters	5,075	1,850	6,225	3,575

AMR units (Itron and Actaris)
Meters with AMR	900	1,300	1,400	2,500
AMR modules	1,150	1,000	2,350	2,075
Total AMR units	2,050	2,300	3,750	4,575

Other vendors' AMR	175	225	425	375

Segment Revenues, Gross Profit and Margin and Operating Income (Loss)

At December 31, 2006, we reported three operating segments reflecting our major product lines. With the Actaris acquisition on April 18, 2007, we aligned our operating segments into two groups, Itron North America and Actaris, to reflect the way we are now managing the business. Our Itron North America operating segment represents the operations of Itron prior to the Actaris acquisition, with operations primarily located in North America. Our Actaris operating segment represents the operations of the Actaris acquisition, which are primarily located outside of North America. We have three measures of segment performance: revenue, gross profit (margin) and operating income. There were no intersegment revenues.

Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Approximately 99% of depreciation expense was allocated to our segments at June 30, 2007 and 2006, with the remaining portion reported under corporate unallocated.

 Segment Products

Itron North America
Electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters and diaphragms; turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR data collection technologies; installation, implementation, maintenance support and other services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	% Change		2007	2006	% Change
	(in millions)				(in millions)
Segment Revenues
Itron	$151.9	$163.8	-7%		$299.8	$319.4	-6%
Actaris	249.7	-			249.7	-
Total revenues	$401.6	$163.8	145%		$549.5	$319.4	72%

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(millions)		(millions)		(millions)		(millions)
Segment Gross Profit and Margin
Itron	$63.4	42%	$69.0	42%	$124.7	42%	$135.8	43%
Actaris	61.3	25%	-		61.3	25%	-
Total gross profit and margin	$124.7	31%	$69.0	42%	$186.0	34%	$135.8	43%

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)	(millions)		(millions)		(millions)		(millions)
and Operating Margin
Itron	$16.1	11%	$23.9	15%	$32.9	11%	$50.1	16%
Actaris	(31.7)	-13%	-		(31.7)	-13%	-
Corporate unallocated	(7.8)		(6.3)		(15.3)		(13.5)
Total operating income and margin	$(23.4)	-6%	$17.6	11%	$(14.1)	-3%	$36.6	11%

Itron North America:   Revenues decreased $11.9 million, or 7%, in the second quarter of 2007, and $19.6 million, or 6%, in the six months ended June 30, 2007, compared with the same periods in 2006. Shipments of electricity meters decreased 36% and 35% for the three and six months ended June 30, 2007, compared with the same periods in 2006, respectively. During the second quarter and first six months of 2006, we shipped over 700,000 meters and 1.6 million meters under the Progress Energy contract, respectively. This accelerated delivery schedule, which was completed at the end of 2006, temporarily increased our typical electricity meter production levels, resulting in increased revenues and higher overhead absorption. Shipments of AMR modules increased 4% and 2% for the three and six months ended June 30, 2007. Gross margin remained constant at 42% for the three months ended June 30, 2007, compared with same period in 2006. Gross margin decreased one percentage point, as a result of our lower overhead absorption, for the six months ended June 30, 2007, compared with the same period in 2006.

No single customer represented more than 10% of Itron North America operating segment revenues for the three and six months ended June 30, 2007. One customer, Progress Energy, accounted for 19% and 21% of the Itron North America operating segment revenues for the three and six months ended June 30, 2006, respectively.

Itron North America operating expenses as a percentage of revenues were 31% for the three and six months ended June 30, 2007, compared with 28% and 27% for the same periods in 2006, respectively. Research and development costs have increased as a percentage of revenue from 9% in 2006 to approximately 11% in 2007 as a result of the development of our AMI solution.

Actaris:  Actaris was acquired on April 18, 2007. Revenues from the date of acquisition to June 30, 2007 were $249.7 million, with 40%, 31% and 29% from electricity, gas and water meter products and services, respectively. Gross margin for the period was 25%. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired was increased by $16.0 million, which lowered gross margins by six percentage points.

No single customer represented more than 10% of the Actaris operating segment revenues from April 18, 2007 to June 30, 2007.

Operating expenses for Actaris were $93.0 million from the date of acquisition to June 30, 2007 of which $35.6 million represented in-process research and development (IPR&D) related to the acquisition. We anticipate that operating expenses for Actaris will be lower as a percentage of revenue, compared with Itron North America, as a result of more meter centric product sales versus meter reading system sales, partially offset by higher amortization expense of intangible assets.

Corporate unallocated:   Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses as a percentage of total Company revenues were 2% and 3% for the three and six months ended June 30, 2007, respectively, compared with 4% in each of the same periods of 2006.

New Order Bookings and Backlog

Bookings for a reported period represent contracts and purchase orders received during the specified period. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have a significant portion of our business that is book-and-ship. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, less revenues will not always equal ending total backlog due to miscellaneous contract adjustments and other factors.

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
June 30, 2007	$413	$656	$491
March 31, 2007	118	376	225
December 31, 2006	211	392	225
September 30, 2006	128	325	194
June 30, 2006	107	351	225
March 31, 2006	206	387	241

New order bookings for the three months ended June 30, 2007 were $413 million. Acquired backlog from the Actaris acquisition was $262 million.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue
	(millions)		(millions)		(millions)		(millions)
Sales and marketing	$34.4	9%	$16.3	10%	$49.3	9%	$31.8	10%
Product development	25.5	6%	14.9	9%	41.3	7%	27.8	9%
General and administrative	27.4	7%	12.6	7%	41.6	8%	24.7	8%
Amortization of intangible assets	25.2	6%	7.6	5%	32.3	6%	14.9	4%
In-process research and development	35.6	9%	-	-	35.6	6%	-	-
Total operating expenses	$148.1	37%	$51.4	31%	$200.1	36%	$99.2	31%

Operating expenses for the three and six months ended June 30, 2007 contain Actaris’ operating expenses from April 18, 2007, the date of acquisition. Actaris’ operating expenses as a percentage of revenue are typically lower than our historical operations due to a more meter centric product offering versus AMR system offering. Itron North America’s product development costs have increased as a percentage of revenue from 9% in 2006 to approximately 11% in 2007 as a result of the development of our AMI solution. The increase in Itron North America’s product development was offset by Actaris’ product development costs of 3% as a percentage of revenues. Although we expect general and administrative expenses to decrease as a percentage of revenue as a result of efficiencies of scale from the acquisition of Actaris, in the near term we expect to incur higher professional services and indirect cost, including those associated with Sarbanes-Oxley compliance.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $35.6 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. We estimate these research and development projects to be approximately 35% complete, when compared against the costs Actaris incurred prior to the acquisition. We estimate the cost to complete these projects will be approximately $16 million over the next two years, which we will record as research and development expense as the costs are incurred.

Our future success depends, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. However, we may experience unforeseen problems in the development or performance of our technologies or products; we may not meet our product development schedules; or we may not achieve market acceptance of our new products or solutions.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Interest income	$2,216	$360	$8,305	$722
Interest expense	(20,872)	(2,202)	(25,611)	(5,176)
Amortization of debt placement fees	(2,055)	(383)	(2,813)	(3,155)
Other income (expense), net	5,433	(241)	6,941	(689)
Total other income (expense)	$(15,278)	$(2,466)	$(13,178)	$(8,298)

The increase in interest income of $1.9 million and $7.6 million for the three and six months ended June 30, 2007, compared with the same periods in 2006 was the result of our higher cash and cash equivalent balances and short-term investments from our August 2006 issuance of $345 million 2.50% convertible senior subordinated notes (convertible notes) and our March 1, 2007 issuance of $225 million in net proceeds from the sale of 4.1 million shares of common stock.

The increase in interest expense in the three and six months ended June 30, 2007, compared with the same periods in 2006, is primarily the result of the new $1.2 billion credit facility used to finance the Actaris acquisition. Interest expense also increased as a result of our $345 million 2.50% convertible notes issued in August 2006. Average outstanding borrowings were $1.4 billion and $943.2 million for the three and six months ended June 30, 2007, compared with $124.6 million and $139.6 million for the same periods in 2006, respectively. The increase in amortization of debt placement fees is the result of these new borrowings.

Other income (expense) for the three months ended June 30, 2007 consists primarily of foreign currency fluctuations, including $3.0 million of unrealized foreign currency gains associated with our euro denominated borrowings, $1.2 million in net realized gains from foreign currency range forward contracts that were settled and $1.0 million realized gain from an overnight euro rate change prior to the acquisition. For the six months ended June 30, 2007, we also recognized income of $1.6 million from the foreign currency range forward contract, which was an unrealized gain at March 31, 2007.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits and state income taxes. We estimate that our 2007 actual income tax rate will be approximately 38%.

At June 30, 2006, our estimated annual effective income tax rate was 42%, while our actual income tax rate was 33% and 39% for the three and six months ended June 30, 2006. At June 30, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at June 30, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of January 1, 2007 and June 30 2007, the amount of unrecognized tax benefits was $6.1 million and $35.9 million, respectively. Approximately $29.3 million of unrecognized tax benefits were acquired as part of the Actaris acquisition on April 18, 2007. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through June 30, 2008. The amount of unrecognized tax benefits that would affect our actual tax rate as of January 1, 2007 and June 30, 2007 was $6.1 million and $6.9 million, respectively.

We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenues Service (IRS) has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We classify interest and penalties related to unrecognized tax benefits in our provision for income taxes. Accrued interest and penalties were $9,000 and $7.4 million at January 1, 2007 and June 30, 2007, respectively. The increase from January 1, 2007 to June 30, 2007 was the result of the Actaris acquisition on April 18, 2007.

Financial Condition

    Cash Flow Information:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Operating activities	$62.9	$56.8
Investing activities	(1,693.0)	(20.8)
Financing activities	1,374.3	(23.1)
Effect of exchange rates on cash and cash equivalents	0.3	-
Increase (decrease) in cash and cash equivalents	$(255.5)	$12.9

The Actaris acquisition on April 18, 2007 was funded with a $1.2 billion credit facility, $225 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand.

Operating activities: Cash provided by operating activities increased $6.1 million in the first six months of 2007, compared with the same period in 2006. This increase is primarily the result of the increase in revenue activity due to our acquisition of Actaris. This increased revenue activity resulted in cash received from customers of $532.5 million for the six months ended June 30, 2007, compared with $341.6 million for the six months ended June 30, 2006. Cash paid to suppliers and employees also increased and was $165.5 million more for the six months ended June 30, 2007, compared with the same period in 2006. This increase in operating activity was partially offset by $22.6 million more in net interest and taxes paid in the first half of 2007, compared with the same period in 2006.

Investing activities: Cash paid for the acquisition of Actaris was approximately $1.7 billion. In the first quarter of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the acquisition. The acquisition of property, plant and equipment increased $3.9 million in the first six months of 2007, compared with the same period in 2006, primarily due to Actaris’ activity subsequent to the acquisition.

Financing activities: Proceeds from our new credit facility were $1.2 billion. Debt placement fees associated with this facility were $23.1 million. Net proceeds from the sale of common stock provided $225.3 million. Cash generated from the exercise of stock-based awards was $10.9 million during the first six months of 2007, compared with $11.3 million in the same period in 2006. Excess tax benefits from stock-based compensation were $5.0 million in the first six months of 2007, compared with $8.4 million for the same period in 2006. During the six months ended June 30, 2007, we repaid $2.9 million on the credit facility. During the first six months of 2006, we paid off various debt balances, including the remaining $24.7 million balance on our term loan, $14.8 million on our real estate term note and $3.2 million of project financing debt.

Effect of exchange rates on cash and cash equivalents:  The effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) was $256,000.

We had no off-balance sheet financing agreements at June 30, 2007 and December 31, 2006, except for operating lease commitments.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

The Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility is comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (multicurrency revolver), which was undrawn at close. Interest rates on the credit facility are based on the respective borrowing denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes. At June 30, 2007, there were no borrowings outstanding under the revolver and $46.0 million was utilized by outstanding standby letters of credit resulting in $69.0 million being available for additional borrowings.

This credit facility replaced an original $185 million seven-year senior secured credit facility we entered into in 2004. We repaid $24.7 million remaining on our 2004 senior secured term loan during the first quarter of 2006.

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at June 30, 2007. The subordinated notes are registered with the SEC and are generally transferable. Prepaid debt fees are amortized over the life of the notes. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our senior secured borrowings and are guaranteed by all of our domestic operating subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at June 30, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium. At any time after May 15, 2008, we may, at our option, redeem the subordinated notes at a redemption price of 103.875%, decreasing each year thereafter.

Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in Emerging Issues Task Force (EITF) 05-02, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds 120% of the conversion price ($78.19) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at June 30, 2007. The aggregate principal amount of the convertible notes is included in long-term debt as they can not be converted prior to July 2011, unless certain defined events occur. At such time the holders have the ability to convert, we will reclassify the convertible notes from long-term to current to reflect the holders’ conversion rights.

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into as of June 30, 2007 and December 31, 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $23.8 million and $6.0 million at June 30, 2007 and December 31, 2006, respectively. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. In addition to the outstanding standby letters of credit under our credit facility, our Actaris operating segment has unsecured revolving lines of credit totaling €7.2 million, £1.0 million and $6.4 million, denominated in euros, pound sterling and U.S. dollars, respectively, with total outstanding standby letters of credit of $1.9 million at June 30, 2007. The total outstanding amounts of standby letters of credit were $47.9 million and $23.0 million at June 30, 2007 and December 31, 2006, respectively.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383 (Section 382 and Section 383). The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. For 2007, we expect cash payments for federal, state, local and foreign tax purposes to be approximately $19.0 million based on current projections that net operating loss carryforwards not limited by Section 382 will be fully utilized and our remaining tax credits not limited by Section 383 and the Alternative Minimum Tax will be fully utilized in 2007 and 2008.

Working capital, which includes current assets less current liabilities, was $251.6 million at June 30, 2007, compared with $492.9 million at December 31, 2006. The $241.3 million decrease in working capital resulted from the proceeds used to partially fund the acquisition of Actaris.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies (SFAS 5), and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

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

Unearned revenue is recorded for products or services when the criteria for revenue recognition have not been met. The majority of unearned revenue relates to annual billings for post-sale maintenance and support agreements. Shipping and handling costs billed to customers are recorded as revenue, with the associated cost charged to cost of revenues.

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

Deferred Income Taxes: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognizing, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 1, 2007 and June 30, 2007, the amount of unrecognized tax benefits was $6.1 million and $35.9 million, of which $6.1 million and $6.9 million would, if recognized, affect our actual tax rate, respectively. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through June 30, 2008.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. Legal contingencies at June 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

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

Defined Benefit Pension Plans: As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. FASB Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), requires the assignment of the purchase price to individual assets acquired and liabilities assumed to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation, thereby eliminating any previously existing net gain or loss, prior service cost or credit or transition asset or obligation recognized in accumulated other comprehensive income (loss). SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. We use a discount rate that is based on the date of acquisition, which will be updated on an annual basis as of December 31 of each year. In future reporting periods, the adjustment for a change in the discount rate will be recognized in other comprehensive income (loss) in the period in which it occurs.

Business Combinations: In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. We make preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. Once we finalize the fair values, we may have changes to the carrying values of tangible and intangible assets, goodwill, commitments and contingencies, deferred taxes and restructuring activities. Amounts initially allocated to IPR&D are expensed in the period of acquisition, with the costs to complete the IPR&D expensed in the subsequent period incurred. We may experience unforeseen problems in the development or performance of the IPR&D; we may not meet our product development schedules; or we may not achieve market acceptance of these new products or solutions.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes.

Interest Rate Risk: The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of July 11, 2007 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at June 30, 2007.
	2007	2008	2009	2010	2011	Beyond 2011	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$-	$-	$-	$-	$-	$345.0	$345.0
Interest rate	-	-	-	-	-	2.50%

Senior subordinated notes (2)	$-	$-	$-	$-	$-	$125.0	$125.0
Interest rate	-	-	-	-	-	7.75%

Variable Rate Debt (3)
U.S. Dollar Term Loan	$3.0	$6.0	$6.0	$6.0	$6.0	$576.6	$603.6
Average interest rate	8.37%	8.39%	8.41%	8.47%	8.52%	8.61%

Euro term loan	$2.3	$4.5	$4.5	$4.5	$4.5	$429.5	$449.8
Average interest rate	7.25%	7.63%	7.77%	7.80%	7.81%	7.84%

GBP term loan	$0.5	$1.0	$1.0	$1.0	$1.0	$95.3	$99.8
Average interest rate	9.04%	9.29%	9.30%	9.28%	9.24%	9.15%

(1) $345.0 million of 2.50% convertible notes due on August 2026, with fixed interest payments of $4.3 million due every six months in February and August (see Note 7).
(2) The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted to 99.265 per $100 of principal to yield 7.875% (see Note 7).
(3) The Actaris acquisition was financed in part by a $1.2 billion senior secured credit facility. The facility is comprised of $605.1 million, €335 million and £50 million denominated in USD, EUR and GBP, respectively (see Note 7).

Based on a sensitivity analysis as of June 30, 2007, we estimate that if market interest rates average one percentage point higher in 2007, than in the table above, our earnings before income taxes in the second half 2007 would decrease by approximately $5.3 million.

As part of the acquisition of Actaris Metering Systems SA (Actaris) on April 18, 2007, we entered into a $1.2 billion credit facility, comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving credit facility (multicurrency revolver), which was undrawn at close. Interest rates on the credit facility are based on the respective borrowing denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years, respectively, from the date of issuance with certain acceleration features relating to our current outstanding subordinated notes. These variable rate financial instruments are sensitive to changes in interest rates. We will monitor and assess our interest rate risk and may institute interest rate swaps or other derivative instruments to mange interest rate risk.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007 a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. International revenues were 63% and 48% of total revenues for the three and six months ended June 30, 2007.

Our primary foreign currency exposure relates to non-U.S. dollar denominated revenues, cost of revenues and operating expenses in our foreign subsidiary operations, the most significant of which is the euro. We have historically not used derivative instruments to manage foreign exchange rate changes. However, in future periods, we may use a combination of derivative contracts to protect against the foreign currency exchange rate risks. Alternatively, we may choose not to hedge the foreign currency risks associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Risk-sensitive financial instruments in the form of intercompany trade receivables and notes are mostly denominated in the local foreign currencies. As foreign currency exchange rates change, intercompany trade receivables may affect current earnings, while intercompany notes, for which settlement is not planned or anticipated in the foreseeable future, may be revalued and result in unrealized translation gains or losses that are reported in accumulated other comprehensive income (loss).

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At June 30, 2007, the analysis indicated that such market movements would have changed our results from operations by approximately $5 million. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2007. We may, in the future, experience greater fluctuations in U.S. dollar earnings from fluctuations in foreign currency exchange rates, particularly due to the Actaris acquisition. We will continue to monitor and assess the effect of currency fluctuations and may institute hedging alternatives.

We may be exposed to certain market risks arising from particular transactions. As part of our funding necessary to complete the Actaris Metering Systems (Actaris) acquisition, we entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement was considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts could not be designated as fair value hedges. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain from the termination of the foreign currency range forward contracts.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. Other than the acquisition of Actaris Metering Systems SA (Actaris) on April 18, 2007, which is described in the following paragraph, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On April 18, 2007, we completed the acquisition of Actaris. This business represents a separate operating segment with total assets of $2.3 billion at the date of acquisition and revenues of $249.6 million for the period from the date of acquisition through June 30, 2007. This acquisition resulted in material changes to our processes and procedures affecting internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. Legal contingencies at June 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

Item 1A:    Risk Factors

There were no material changes during the second quarter of 2007 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

Item 4:    Submission of Matters to a Vote of Security Holders

Itron held its annual meeting of shareholders on May 15, 2007. One director, Gary E. Pruitt, was elected for a term of one year and one director, Kirby A. Dyess, was elected for a term of two years. Three directors, Thomas S. Glanville, Sharon L. Nelson and LeRoy D. Nosbaum were elected for a term of three years. Michael B. Bracy, Ted C. DeMerritt, Jon E. Eliassen, Charles H. Gaylord, Jr. and Graham M. Wilson continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:
NOMINEE	IN FAVOR	WITHHELD
Gary E. Pruitt	20,949,318	404,170
Kirby A. Dyess	21,024,428	329,060
Thomas S. Glanville	21,023,870	329,618
Sharon L. Nelson	20,990,294	363,194
LeRoy D. Nosbaum	19,387,041	1,966,447

Matter 2: Approval of amendment to the Amended and Restated 2000 Stock Incentive Plan to increase the authorized shares.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,063,522	1,335,458	18,350	3,936,158

Matter 3: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
21,219,024	120,103	14,361	-

At a meeting on May 21, 2007, the Audit/Finance Committee of the Board of Directors of Itron, Inc. selected Ernst & Young LLP to replace Deloitte & Touche LLP as Itron’s independent registered public accounting firm.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2007 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 9th day of August, 2007.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer