Form 10-K/A
ITRON INC /WA/
filed 2007-09-13
CIK 780571

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

EXPLANATORY NOTE

Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (SEC) on February 23, 2007, is being filed to restate previously omitted financial information from Item 8, Financial Statements and Supplementary Data, to include financial information pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

In addition, we have updated Item 8, Financial Statements and Supplementary Data, to retrospectively adjust for a change in the composition of our reportable segments, which occurred in the second quarter of 2007, in connection with our acquisition of Actaris Metering Systems SA. We have not updated Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the change in our reportable segments as we believe the current disclosures includes more detailed information than would be required under our updated segment presentation.

The restated and updated information noted above has been reflected in Notes 17 and 18 to the consolidated financial statements. This restatement had no effect on the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows. Other items and disclosures included in this Form 10-K/A have not been updated for any events subsequent to the previously filed Annual Report on Form 10-K.

We have also included Item 9A, Controls and Procedures, and Item 15, Exhibits, Financial Statement Schedule.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report on Form 10-K/A. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to include a previously omitted footnote disclosure.

As discussed in Note 17 to the consolidated financial statements, the disclosures in the accompanying consolidated financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

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

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 22, 2007 (September 12, 2007, as to Notes 17 and 18)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Revenues
Sales	$593,990	$503,270	$346,543
Service	50,052	49,420	52,651
Total revenues	644,042	552,690	399,194

Cost of revenues
Sales	349,210	291,445	198,131
Service	27,390	27,624	30,394
Total cost of revenues	376,600	319,069	228,525

Gross profit	267,442	233,621	170,669
Operating expenses
Sales and marketing	63,587	56,642	45,279
Product development	58,774	47,077	44,379
General and administrative	52,213	44,428	35,490
Amortization of intangible assets	31,125	38,846	27,901
Restructurings	-	390	7,258
In-process research and development	-	-	6,400
Total operating expenses	205,699	187,383	166,707

Operating income	61,743	46,238	3,962
Other income (expense)
Interest income	9,497	302	166
Interest expense	(17,785)	(18,944)	(13,145)
Other income (expense), net	(1,220)	(68)	(389)
Total other income (expense)	(9,508)	(18,710)	(13,368)

Income (loss) before income taxes	52,235	27,528	(9,406)
Income tax (provision) benefit	(18,476)	5,533	4,149

Net income (loss)	$33,759	$33,061	$(5,257)

Earnings per share
Basic	$1.33	$1.41	$(0.25)
Diluted	$1.28	$1.33	$(0.25)

Weighted average number of shares outstanding
Basic	25,414	23,394	20,922
Diluted	26,283	24,777	20,922

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$361,405	$33,638
Short-term investments, held to maturity	34,583	-
Accounts receivable, net	109,924	104,428
Inventories	52,496	49,456
Deferred income taxes, net	20,916	23,194
Other	17,121	10,941
Total current assets	596,445	221,657

Property, plant and equipment, net	88,689	77,623
Intangible assets, net	112,682	123,293
Goodwill	126,266	116,032
Deferred income taxes, net	47,400	48,955
Other	17,040	11,324
Total assets	$988,522	$598,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$43,922	$46,215
Wages and benefits payable	24,214	23,732
Current portion of debt	-	4,376
Current portion of warranty	7,999	8,497
Unearned revenue	27,449	22,758
Total current liabilities	103,584	105,578

Long-term debt	469,324	160,186
Project financing debt	-	2,367
Warranty	10,149	6,779
Contingent purchase price	5,879	-
Other obligations	8,604	6,440
Total liabilities	597,540	281,350

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, 10 million shares authorized,
no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized,
25,675,237 and 24,869,201 shares issued and outstanding	351,018	312,046
Accumulated other comprehensive income, net	1,588	871
Retained earnings	38,376	4,617
Total shareholders' equity	390,982	317,534
Total liabilities and shareholders' equity	$988,522	$598,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances at January 1, 2004	20,572	$200,567	$(136)	$(23,187)	$177,244
Net loss				(5,257)	(5,257)
Currency translation adjustment, net of income tax
provision of $770			1,090		1,090
Total comprehensive loss					(4,167)
Stock issues:
Options exercised	632	6,555			6,555
Employee stock plans income tax benefits		2,594			2,594
Issuance of stock-based compensation awards	10	193			193
Employee stock purchase plan	116	2,011			2,011
Balances at December 31, 2004	21,330	$211,920	$954	$(28,444)	$184,430

Net income				33,061	33,061
Currency translation adjustment, net of income tax
benefit of $248			(83)		(83)
Total comprehensive income					32,978
Stock issues:
Issuance of common stock	1,725	59,588			59,588
Options exercised	1,746	23,803			23,803
Employee stock plans income tax benefits		15,146			15,146
Issuance of stock-based compensation awards	6	180			180
Employee stock purchase plan	62	1,409			1,409
Balances at December 31, 2005	24,869	$312,046	$871	$4,617	$317,534

Net income				33,759	33,759
Currency translation adjustment, net of income tax
provision of $494			717		717
Total comprehensive income					34,476
Stock issues:
Options exercised	751	13,081			13,081
Employee stock plans income tax benefits		13,547			13,547
Issuance of stock-based compensation awards	7	292			292
Employee stock purchase plan	48	2,169			2,169
Stock-based compensation expense		9,397			9,397
Reclassification of liability associated with
restricted stock awards upon adoption of
SFAS 123(R)		486			486
Balances at December 31, 2006	25,675	$351,018	$1,588	$38,376	$390,982

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income (loss)	$33,759	$33,061	$(5,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,234	51,572	38,785
Employee stock plans income tax benefits	13,547	15,146	2,594
Excess tax benefits from stock-based compensation	(9,717)	-	-
Stock-based compensation	9,689	739	421
Amortization of prepaid debt fees	4,526	5,031	1,832
Deferred income taxes, net	1,624	(22,017)	(6,590)
Acquired in-process research and development	-	-	6,400
Other, net	828	2,278	1,347
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,275)	(14,183)	15,277
Inventories	(1,599)	(3,997)	(3,600)
Accounts payable and accrued expenses	(8,278)	4,432	3,232
Wages and benefits payable	(1,774)	9,282	(1,383)
Unearned revenue	5,698	156	10,952
Warranty	2,872	3,831	(8,456)
Other long-term obligations	(486)	(511)	(994)
Other, net	1,125	(5,203)	(1,505)
Net cash provided by operating activities	94,773	79,617	53,055

Investing activities
Purchases of investments, held to maturity	(204,995)	-	-
Proceeds from the maturities of investments, held to maturity	170,434	-	-
Acquisitions of property, plant and equipment	(31,739)	(31,973)	(12,788)
Business acquisitions, net of cash and cash equivalents acquired	(21,121)	-	(253,050)
Other, net	1,922	1,402	(1,263)
Net cash used in investing activities	(85,499)	(30,571)	(267,101)

Financing activities
Proceeds from borrowings	345,000	14,800	309,081
Change in short-term borrowings, net	-	-	(10,000)
Payments on debt	(42,703)	(126,196)	(74,234)
Issuance of common stock	15,250	84,727	8,338
Excess tax benefits from stock-based compensation	9,717	-	-
Prepaid debt fees	(8,771)	(391)	(13,646)
Other, net	-	28	(109)
Net cash provided by (used in) financing activities	318,493	(27,032)	219,430

Increase in cash and cash equivalents	327,767	22,014	5,384
Cash and cash equivalents at beginning of year	33,638	11,624	6,240
Cash and cash equivalents at end of year	$361,405	$33,638	$11,624

Non-cash transactions:
Fixed assets purchased but not yet paid	$6,631	$4,400	$-
Non-cash affects of acquisitions (Note 5)	637	-	-
Reclassification of prepaid debt fees	-	-	485
Taxes on contingent purchase price paid for acquisition	-	-	113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,434	$1,281	$530
Interest (net of amount capitalized)	5,234	14,314	23,848

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these consolidated financial statements, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

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

     Basis of Consolidation

The consolidated financial statements include the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004, Consolidated Balance Sheets as of December 31, 2006 and 2005 and Consolidated Statements of Shareholders’ Equity and Cash Flows for the years ended December 31, 2006, 2005 and 2004, of Itron and our wholly owned subsidiaries.

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

     Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant event occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Our reporting units, as defined by SFAS 142, are the same as our operating segments as each business unit is comprised of a single component. Goodwill is assigned to our reporting units based on the expected benefit from the combined synergies, determined by using the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows over estimated useful lives and tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit levelbased on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

Note 12:    Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:
	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income (loss) before income taxes
Domestic	$52,068	$25,666	$(10,220)
Foreign	167	1,862	814
Total income (loss) before income taxes	$52,235	$27,528	$(9,406)

Expected federal income tax provision (benefit)	$18,282	$9,635	$(3,292)
Tax credits	(2,433)	(2,114)	(971)
State income tax provision (benefit), net of federal effect	2,501	1,488	(477)
Export sales provision (benefit)	(209)	(220)	82
Meals and entertainment	344	309	252
Realization of prior years' deferred tax assets	(615)	(8,534)	-
Change in valuation allowance	(202)	(5,519)	(121)
Foreign operations	(837)	(501)	-
Stock-based compensation	1,876	-	-
Other, net	(231)	(77)	378
Total provision (benefit) for income taxes	$18,476	$(5,533)	$(4,149)

The provision (benefit) for income taxes consists of the following:
	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$2,428	$-	$-
State and local	1,319	528	449
Foreign	290	356	73
Total current	4,037	884	522

Deferred:
Federal	15,052	(8,063)	(3,716)
State and local	1,093	1,864	(785)
Foreign	(1,504)	5,301	(49)
Total deferred	14,641	(898)	(4,550)

Change in valuation allowance	(202)	(5,519)	(121)
Total provision (benefit) for income taxes	$18,476	$(5,533)	$(4,149)

Net deferred income tax assets consist of the following:
	At December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Loss carryforwards	$25,266	$31,787
Accrued expenses	14,896	10,539
Tax credits	17,429	19,257
Depreciation and amortization	12,040	10,953
Other, net	857	1,372
Total deferred tax assets	70,488	73,908

Deferred tax liabilities
Tax effect of accumulated translation	(939)	(444)
Other, net	(191)	(80)
Total deferred tax liabilities	(1,130)	(524)
Valuation allowance	(1,083)	(1,285)
Net deferred tax assets	$68,275	$72,099

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

Note 17:    Segment Information

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed with the SEC on February 23, 2007, and in connection with the close of the Actaris Metering Systems SA (Actaris) acquisition on April 18, 2007, we realigned our previously reported operating segments into two groups, Itron North America and Actaris, to reflect the way we are managing our business after the Actaris acquisition. Our Itron North America operating segment represents our operations prior to the Actaris acquisition, which are primarily located in North America.  Prior to the Actaris acquisition, Itron North America previously consisted of three operating segments, as previously reported: Electricity Metering, Meter Data Collection and Software Solutions. Our Actaris operating segment represents the operations of the Actaris acquisition, which are primarily located outside of North America. As such operating segment was not acquired prior to December 31, 2006, such segment is not included in the operating segment information below. The operating segment information as set forth below, for the years ended December 31, 2006, 2005 and 2004 is based on the new segment reporting structure as of June 30, 2007. Historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the Itron North America segment, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Approximately 99% of depreciation expense was allocated to the Itron North America segment at December 31, 2006, 2005 and 2004, with the remaining portion reported under corporate unallocated.

We classify our Itron North America products as either hardware or software.  Hardware revenues were 91% in 2006 and 2005 and 88% in 2004. Software revenues were 9% in 2006 and 2005 and 12% in 2004. We classify sales in the United States and Canada as domestic revenues. International revenues were $41.1 million, $39.3 million and $25.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Products

Segment	Major Products
Itron North America
Electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

Segment Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues - Itron North America	$644,042	$552,690	$399,194
Gross margin - Itron North America	267,442	233,621	170,669
Operating income (loss)
Itron North America	89,028	69,953	27,029
Corporate unallocated	(27,285)	(23,715)	(23,067)
Total Company	61,743	46,238	3,962
Total other income (expense)	(9,508)	(18,710)	(13,368)
Income (loss) before income taxes	$52,235	$27,528	$(9,406)

One customer accounted for 16% of total Company revenues in 2006. No single customer represented more than 10% of total Company revenues in 2005 and 2004.

Note 18:    Condensed Consolidating Financial Information

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed with the SEC on February 23, 2007, we determined that the required disclosure under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, had been omitted. As a result, the previously omitted information is being presented below.

Our senior subordinated notes and convertible notes, issued by Itron, Inc. (the Issuer) are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete and unconditional. Our convertible senior subordinated notes (convertible notes) were not guaranteed by any of our subsidiaries on the date of issuance. However, our guarantees under the convertible notes will be joint and several, full, complete and unconditional by any future subsidiaries that guarantee our senior subordinated notes.

There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

Effective January 1, 2006, the legal entity holding the U.S. operations of our Electricity Metering business (a guarantor subsidiary) was merged into the parent company. As a result of this merger, the assets, liabilities and operations of this guarantor subsidiary have beencombined with the parent company as of and for the year ended December 31, 2006. In addition, as a result of our legal entity merger on January 1, 2006, we have restated the parent and guarantor subsidiary information for the 2005 and 2004 periods presented to reflect the new legal entity structure.

During the second quarter of 2006, we acquired Quantum and ELO (see Note 5). Commencing on the date of acquisition, Quantum’s financial results are reflected within the parent company. The financial results of the wholly-owned entities that hold the investment in ELO are reflected within the guarantor subsidiaries, whereas the financial results of ELO are reflected within the non-guarantor subsidiaries.

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$561,583	$-	$52,428	$(20,021)	$593,990
Service	56,943	-	9,540	(16,431)	50,052
Total revenues	618,526	-	61,968	(36,452)	644,042

Cost of revenues
Sales	338,993	-	30,252	(20,035)	349,210
Service	25,235	-	17,908	(15,753)	27,390
Total cost of revenues	364,228	-	48,160	(35,788)	376,600

Gross profit	254,298	-	13,808	(664)	267,442
Operating expenses
Sales and marketing	56,937	-	6,650	-	63,587
Product development	58,208	-	1,389	(823)	58,774
General and administrative	48,997	-	3,058	158	52,213
Amortization of intangible assets	29,801	-	1,324	-	31,125
Total operating expenses	193,943	-	12,421	(665)	205,699

Operating income	60,355	-	1,387	1	61,743
Other income (expense)
Interest income	9,705	-	175	(383)	9,497
Interest expense	(17,444)	-	(723)	382	(17,785)
Other income (expense), net	(818)	-	(402)	-	(1,220)
Total other income (expense)	(8,557)	-	(950)	(1)	(9,508)

Income before income taxes	51,798	-	437	-	52,235
Income tax (provision) benefit	(19,532)	-	1,056	-	(18,476)
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries	1,493	(1,451)	-	(42)	-
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759

Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$488,755	$40,365	$(25,850)	$503,270
Service	45,078	8,250	(3,908)	49,420
Total revenues	533,833	48,615	(29,758)	552,690

Cost of revenues
Sales	285,771	31,647	(25,973)	291,445
Service	24,955	6,362	(3,693)	27,624
Total cost of revenues	310,726	38,009	(29,666)	319,069

Gross profit	223,107	10,606	(92)	233,621
Operating expenses
Sales and marketing	51,552	5,087	3	56,642
Product development	46,922	424	(269)	47,077
General and administrative	42,524	1,736	168	44,428
Amortization of intangible assets	38,846	-	-	38,846
Restructurings	197	193	-	390
Total operating expenses	180,041	7,440	(98)	187,383

Operating income	43,066	3,166	6	46,238
Other income (expense)
Interest income	408	29	(135)	302
Interest expense	(18,655)	(430)	141	(18,944)
Other income (expense), net	2	(58)	(12)	(68)
Total other income (expense)	(18,245)	(459)	(6)	(18,710)

Income before income taxes	24,821	2,707	-	27,528
Income tax benefit (provision)	5,882	(349)	-	5,533
Equity in earnings of
non-guarantor subsidiaries	2,358	-	(2,358)	-
Net income	$33,061	$2,358	$(2,358)	$33,061

Consolidating Statement of Operations
Year Ended December 31, 2004

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Sales	$338,729	$18,756	$(10,942)	$346,543
Service	45,983	8,392	(1,724)	52,651
Total revenues	384,712	27,148	(12,666)	399,194

Cost of revenues
Sales	193,005	16,188	(11,062)	198,131
Service	27,538	3,441	(585)	30,394
Total cost of revenues	220,543	19,629	(11,647)	228,525

Gross profit	164,169	7,519	(1,019)	170,669
Operating expenses
Sales and marketing	41,899	3,003	377	45,279
Product development	44,961	910	(1,492)	44,379
General and administrative	34,086	1,308	96	35,490
Amortization of intangible assets	27,901	-	-	27,901
Restructurings	6,878	380	-	7,258
In-process research and development	6,400	-	-	6,400
Total operating expenses	162,125	5,601	(1,019)	166,707

Operating income	2,044	1,918	-	3,962
Other income (expense)
Interest income	585	10	(429)	166
Interest expense	(12,793)	(781)	429	(13,145)
Other income (expense), net	(732)	343	-	(389)
Total other income (expense)	(12,940)	(428)	-	(13,368)

Income (loss) before income taxes	(10,896)	1,490	-	(9,406)
Income tax benefit (provision)	4,684	(535)	-	4,149
Equity in earnings of
non-guarantor subsidiaries	955	-	(955)	-
Net income (loss)	$(5,257)	$955	$(955)	$(5,257)

Consolidating Balance Sheet
December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$353,483	$-	$7,922	$-	$361,405
Short-term investments, held to maturity	34,583	-	-	-	34,583
Accounts receivable, net	95,041	-	14,883	-	109,924
Intercompany accounts receivable	6,486	-	3,263	(9,749)	-
Inventories	49,233	-	3,263	-	52,496
Deferred income taxes, net	19,758	-	1,158	-	20,916
Other	15,394	-	1,727	-	17,121
Intercompany other	1,698	-	5,000	(6,698)	-
Total current assets	575,676	-	37,216	(16,447)	596,445

Property, plant and equipment, net	86,594	-	2,095	-	88,689
Intangible assets, net	104,731	-	7,951	-	112,682
Goodwill	113,481	-	12,785	-	126,266
Deferred income taxes, net	44,702	-	2,698	-	47,400
Intercompany notes receivable	12,257	-	1,242	(13,499)	-
Other	47,041	531	1,390	(31,922)	17,040
Total assets	$984,482	$531	$65,377	$(61,868)	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,047	$-	$2,875	$-	$43,922
Intercompany accounts payable	3,263	-	6,486	(9,749)	-
Wages and benefits payable	22,673	-	1,541	-	24,214
Current portion of warranty	7,850	-	149	-	7,999
Short-term intercompany advances	5,001	-	1,697	(6,698)	-
Unearned revenue	26,004	-	1,445		27,449
Total current liabilities	105,838	-	14,193	(16,447)	103,584

Long-term debt	469,324	-	-	-	469,324
Warranty	10,149	-	-	-	10,149
Intercompany notes payable	1,241	-	12,258	(13,499)	-
Contingent purchase price	5,879	-	-	-	5,879
Other obligations	1,069	-	7,535	-	8,604
Total liabilities	593,500	-	33,986	(29,946)	597,540

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	351,018	1,982	30,113	(32,095)	351,018
Accumulated other comprehensive income (loss), net	1,588	-	5,767	(5,767)	1,588
Retained earnings (accumulated deficit)	38,376	(1,451)	(4,489)	5,940	38,376
Total shareholders' equity	390,982	531	31,391	(31,922)	390,982
Total liabilities and shareholders' equity	$984,482	$531	$65,377	$(61,868)	$988,522

Consolidating Balance Sheet
At December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$28,064	$5,574	$-	$33,638
Accounts receivable, net	96,707	7,721	-	104,428
Intercompany accounts receivable	3,460	8,977	(12,437)	-
Inventories	46,792	2,664	-	49,456
Deferred income taxes, net	22,895	299	-	23,194
Other	8,575	2,366	-	10,941
Intercompany other	227	3,500	(3,727)	-
Total current assets	206,720	31,101	(16,164)	221,657

Property, plant and equipment, net	74,097	3,526	-	77,623
Intangible assets, net	123,233	60	-	123,293
Goodwill	103,305	12,727	-	116,032
Deferred income taxes, net	47,987	1,806	(838)	48,955
Intercompany notes receivable	1,966	-	(1,966)	-
Other	43,189	48	(31,913)	11,324
Total assets	$600,497	$49,268	$(50,881)	$598,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,720	$1,495	$-	$46,215
Intercompany accounts payable	8,966	3,471	(12,437)	-
Wages and benefits payable	22,761	971	-	23,732
Current portion of debt	3,516	860	-	4,376
Current portion of warranty	7,972	525	-	8,497
Short-term intercompany advances	-	3,727	(3,727)	-
Unearned revenue	21,801	957	-	22,758
Total current liabilities	109,736	12,006	(16,164)	105,578

Long-term debt	160,186	-	-	160,186
Project financing debt	-	2,367	-	2,367
Intercompany notes payable	-	1,966	(1,966)	-
Warranty	6,708	71	-	6,779
Deferred income taxes, net	-	838	(838)	-
Other obligations	6,333	107	-	6,440
Total liabilities	282,963	17,355	(18,968)	281,350

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	312,046	28,132	(28,132)	312,046
Accumulated other comprehensive income (loss), net	871	4,962	(4,962)	871
Retained earnings (accumulated deficit)	4,617	(1,181)	1,181	4,617
Total shareholders' equity	317,534	31,913	(31,913)	317,534
Total liabilities and shareholders' equity	$600,497	$49,268	$(50,881)	$598,884

Consolidating Statement of Cash Flows
Year Ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities	(in thousands)
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,153	-	2,081	-	46,234
Employee stock plans income tax benefits	13,547		-	-	13,547
Excess tax benefits from stock-based compensation	(9,717)	-	-	-	(9,717)
Stock-based compensation	9,689	-	-	-	9,689
Amortization of prepaid debt fees	4,526	-	-	-	4,526
Deferred income taxes, net	3,764	-	(2,140)	-	1,624
Equity in (earnings) losses of non-guarantor subsidiaries	(1,493)	1,451	-	42	-
Other, net	846	-	(18)	-	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,863	-	(7,138)	-	(3,275)
Inventories	(1,948)	-	349	-	(1,599)
Long-term note receivable, net	-	-	-	-	-
Accounts payable and accrued expenses	(5,212)	-	(3,066)	-	(8,278)
Wages and benefits payable	(1,966)	-	192	-	(1,774)
Unearned revenue	5,033	-	665	-	5,698
Warranty	3,319	-	(447)	-	2,872
Other long-term obligations	(497)	-	11	-	(486)
Intercompany transactions, net	(8,404)	-	8,404	-	-
Other, net	560	-	565	-	1,125
Net cash provided by operating activities	93,822	-	951	-	94,773

Investing activities
Purchases of investments, held to maturity	(204,995)	-	-	-	(204,995)
Proceeds from the maturities of investments, held to maturity	170,381	-	53	-	170,434
Acquisitions of property, plant and equipment	(30,702)	-	(1,037)	-	(31,739)
Business acquisitions, net of cash and cash equivalents acquired	(19,889)	-	(1,232)	-	(21,121)
Cash transferred to parent	-	-	(3,303)	3,303	-
Cash transferred to non-guarantor subsidiaries	(760)	-	-	760	-
Intercompany notes, net	-	-	8,133	(8,133)	-
Other, net	672	-	1,250	-	1,922
Net cash (used in) provided by investing activities	(85,293)	-	3,864	(4,070)	(85,499)

Financing activities
Proceeds from borrowings	345,000	-	-	-	345,000
Payments on debt	(39,476)	-	(3,227)	-	(42,703)
Issuance of common stock	15,250	-	-	-	15,250
Excess tax benefits from stock-based compensation	9,717	-	-	-	9,717
Prepaid debt fees	(8,771)	-	-	-	(8,771)
Cash transferred from parent	-	-	760	(760)	-
Cash transferred from non-guarantor subsidiaries	3,303	-	-	(3,303)	-
Intercompany notes payable	(8,133)	-	-	8,133	-
Net cash provided by (used in) financing activities	316,890	-	(2,467)	4,070	318,493

Increase in cash and cash equivalents	325,419	-	2,348	-	327,767
Cash and cash equivalents at beginning of period	28,064	-	5,574	-	33,638
Cash and cash equivalents at end of period	$353,483	$-	$7,922	$-	$361,405

Non-cash transactions:
Fixed assets purchased but not yet paid	$6,129	$-	$502	$-	$6,631
Non-cash affects of acquisitions (Note 5)	-	-	637	-	637
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,082	$-	$352	$-	$3,434
Interest (net of amount capitalized)	4,941	-	293	-	5,234

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$33,061	$2,358	$(2,358)	$33,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,771	801	-	51,572
Employee stock plans income tax benefits	15,146	-	-	15,146
Stock-based compensation	739	-	-	739
Amortization of prepaid debt fees	5,031	-	-	5,031
Deferred income taxes, net	(21,865)	(152)	-	(22,017)
Equity in earnings of non-guarantor subsidiaries	(2,358)	-	2,358	-
Other, net	2,795	(517)	-	2,278
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,544)	1,361	-	(14,183)
Inventories	(5,209)	1,212	-	(3,997)
Accounts payable and accrued expenses	5,110	(678)	-	4,432
Wages and benefits payable	9,788	(506)	-	9,282
Unearned revenue	343	(187)	-	156
Warranty	4,044	(213)	-	3,831
Other long-term obligations	(511)	-	-	(511)
Intercompany transactions, net	(6,725)	6,725	-	-
Other, net	(5,241)	38	-	(5,203)
Net cash provided by operating activities	69,375	10,242	-	79,617

Investing activities
Acquisitions of property, plant and equipment	(31,675)	(298)	-	(31,973)
Cash transferred to parent	-	(2,500)	2,500	-
Cash transferred to non-guarantor subsidiaries	465	-	(465)	-
Intercompany notes, net	5,957	-	(5,957)	-
Other, net	1,851	(1,863)	1,414	1,402
Net cash used in investing activities	(23,402)	(4,661)	(2,508)	(30,571)

Financing activities
Proceeds from borrowings	14,800	-	-	14,800
Payments on debt	(125,399)	(797)	-	(126,196)
Issuance of common stock	84,727	1,414	(1,414)	84,727
Prepaid debt fees	(391)	-	-	(391)
Cash transferred from parent	-	(465)	465	-
Cash transferred from non-guarantor subsidiaries	2,500	-	(2,500)	-
Intercompany notes, net	-	(5,957)	5,957	-
Other, net	-	28	-	28
Net cash used in financing activities	(23,763)	(5,777)	2,508	(27,032)

Increase (decrease) in cash and cash equivalents	22,210	(196)	-	22,014
Cash and cash equivalents at beginning of period	5,854	5,770	-	11,624
Cash and cash equivalents at end of period	$28,064	$5,574	$-	$33,638

Non-cash transactions:
Fixed assets purchased but not yet paid	$4,400	$-	$-	$4,400

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$977	$304	$-	$1,281
Interest (net of amount capitalized)	14,036	278	-	14,314

Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(5,257)	$955	$(955)	$(5,257)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	37,966	819	-	38,785
Employee stock plans income tax benefits	2,594	-	-	2,594
Stock-based compensation	421	-	-	421
Amortization of prepaid debt fees	1,832	-	-	1,832
Deferred income taxes, net	(6,879)	289	-	(6,590)
Acquired in-process research and development	6,400	-		6,400
Equity in earnings (losses) of non-guarantor subsidiaries	(955)	-	955	-
Other, net	1,283	64	-	1,347
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,721	(444)	-	15,277
Inventories	(5,168)	1,568	-	(3,600)
Accounts payable and accrued expenses	3,413	(181)	-	3,232
Wages and benefits payable	(1,204)	(179)	-	(1,383)
Unearned revenue	10,472	480	-	10,952
Warranty	(8,956)	500	-	(8,456)
Other long-term obligations	(994)	-	-	(994)
Intercompany transactions, net	12,459	(12,459)	-	-
Other, net	(997)	(508)	-	(1,505)
Net cash provided by (used in) operating activities	62,151	(9,096)	-	53,055

Investing activities
Acquisition/transfer of property, plant and equipment	(12,420)	(368)	-	(12,788)
Business acquisitions, net of cash and cash equivalents acquired	(254,444)	1,394	-	(253,050)
Cash transfer to non-guarantor subsidiaries/intercompany notes	(14,704)	-	14,704	-
Cash transfer to parent	-	(1,000)	1,000	-
Other, net	(2,057)	794	-	(1,263)
Net cash (used in) provided by investing activities	(283,625)	820	15,704	(267,101)

Financing activities
Proceeds from borrowings	309,081	-	-	309,081
Change in short-term borrowings, net	(10,000)	-	-	(10,000)
Payments on debt	(72,424)	(1,810)	-	(74,234)
Issuance of common stock	8,338	-	-	8,338
Prepaid debt fees	(13,646)	-	-	(13,646)
Cash received from guarantor and non-guarantor subsidiaries	1,000	-	(1,000)	-
Intercompany notes, net	-	14,704	(14,704)	-
Other, net	(109)	-	-	(109)
Net cash provided by financing activities	222,240	12,894	(15,704)	219,430

Increase in cash and cash equivalents	766	4,618	-	5,384
Cash and cash equivalents at beginning of period	5,088	1,152	-	6,240
Cash and cash equivalents at end of period	$5,854	$5,770	$-	$11,624

Non-cash transactions:
Reclassification of prepaid debt fees	$485	$-	$-	$485
Taxes on contingent purchase price paid for acquisition	113	-	-	113

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$514	$16	$-	$530
Interest (net of amount capitalized)	23,509	339	-	23,848

Note 19:    Quarterly Results (Unaudited)

Quarterly results are as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share and stock price data)
2006
Statement of operations data:
Total revenues	$155,553	$163,810	$164,706	$159,973	$644,042
Gross profit	$66,774	$69,032	$67,425	$64,211	$267,442
Net income	$7,069	$10,204	$9,215	$7,271	$33,759

Basic earnings per share	$0.28	$0.40	$0.36	$0.28	$1.33
Diluted earnings per share	$0.27	$0.39	$0.35	$0.28	$1.28

Stock Price:
High	$62.75	$73.72	$60.46	$57.50	$73.72
Low	$39.44	$52.58	$44.76	$46.87	$39.44

2005
Statement of operations data:
Total revenues	$116,470	$135,123	$141,145	$159,952	$552,690
Gross profit	$50,998	$56,739	$61,030	$64,854	$233,621
Net income	$817	$9,313	$6,002	$16,929	$33,061

Basic earnings per share	$0.04	$0.41	$0.25	$0.68	$1.41
Diluted earnings per share	$0.04	$0.38	$0.23	$0.65	$1.33

Stock Price:
High	$30.83	$48.29	$53.90	$49.00	$53.90
Low	$21.50	$29.21	$43.58	$37.98	$21.50

ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K/A.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated February 22, 2007 (September 12, 2007, as to Notes 17 and 18) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the restatement discussed in Note 18, and retrospective adjustment for a change in the composition of reportable segments discussed in Note 17.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 22, 2007

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K/A.

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

Exhibit
Number	Description of Exhibits

10.1	Form of Change in Control Agreement between Itron, Inc. and certain of its executive officers.* (filed as Exhibit 10.2 to Itron Inc.’s Report on Form 8-K dated February 15, 2006—File No. 0-22418)

10.2
Schedule of certain executive officers who are parties to Change in Control Agreements* (see Exhibit 10.1 hereto) with Itron, Inc.  (filed as Exhibit 10.2 to Itron Inc.’s Report on Form 10-K dated February 23, 2007—File No. 0-22418)

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

10.8
Schedule of directors and executive officers who are parties to Indemnification Agreements (see Exhibit 10.7 hereto) with Itron, Inc.  (filed as Exhibit 10.8 to Itron Inc.’s Report on Form 10-K dated February 23, 2007—File No. 0-22418)

10.9
Asset Purchase Agreement between Itron, Inc. and DataCom Information Systems, LLC (e.g. an affiliate of Duquesne Light Company) dated March 30, 2000. (filed as Exhibit 10.19 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 12, 2000—File No. 0-22418)

10.10
Amended and Restated Warranty and Maintenance Agreement between Itron, Inc. and Duquesne Light Company dated May 1, 2003. (filed as Exhibit 10.13 to Itron, Inc.’s Quarterly Report on Form 10-Q dated May 9, 2003—File No. 0-22418)

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

10.13	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.14	Stock Option Plan for Nonemployee Directors. (filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.15	Notice of Restricted Stock Award.* (filed as Exhibit 10.23 to Itron, Inc.’s Report on Form 8-K dated February 15, 2006)

12.1	Statement re Computation of Ratios. (filed as Exhibit 12.1 to Itron Inc.’s Report on Form 10-K dated February 23, 2007—File No. 0-22418)

21.1	Subsidiaries of Itron, Inc. (filed as Exhibit 21.1 to Itron Inc.’s Report on Form 10-K dated February 23, 2007—File No. 0-22418)

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 13th day of September, 2007.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September, 2007.

Signature	Title

/S/ LEROY D. NOSBAUM
LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY
Michael B. Bracy	Director

/S/ TED C. DEMERRITT
Ted C. DeMerritt	Director

/S/ KIRBY A. DYESS
Kirby A. Dyess	Director

/S/ JON E. ELIASSEN
Jon E. Eliassen	Director

/S/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/S/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/S/ SHARON L. NELSON
Sharon L. Nelson	Director

/S/ GARY E. PRUITT
Gary E. Pruitt	Director

/S/ GRAHAM M. WILSON
Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

		Electricity Metering		Additions
	Balance at	acquisition		charged to
	beginning	opening balance /		costs and		Balance at end of period
Description	of period	adjustments		expenses	Deductions	Current	Noncurrent
	(in thousands)
Year ended December 31, 2004:
Short and long-term warranty	$17,475	$4,554		$6,738	$15,193	$7,243	$6,331
Allowance for doubtful accounts	695	861		193	437	1,312	-

Year ended December 31, 2005:
Short and long-term warranty	$13,574	$(2,128)	(1)	$10,929	$7,099	$8,497	$6,779
Allowance for doubtful accounts	1,312	(164)		(165)	(385)	598	-

Year ended December 31, 2006:
Short and long-term warranty	$15,276	$-		$10,104	$7,232	$7,999	$10,149
Allowance for doubtful accounts	598	-		52	(61)	589	-

(1)		On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized.