Form 10-Q
period 2007-11-06
ITRON INC /WA/
filed 2007-11-07
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes  ☐    No  ☒

As of October 31, 2007, there were outstanding 30,605,511 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues	$434,034	$164,706	$983,504	$484,069
Cost of revenues	289,224	97,281	652,655	280,838
Gross profit	144,810	67,425	330,849	203,231

Operating expenses
Sales and marketing	35,677	15,176	84,990	46,978
Product development	26,495	15,626	67,837	43,416
General and administrative	27,503	12,463	69,134	37,104
Amortization of intangible assets	25,864	8,284	58,127	23,209
In-process research and development	269	-	35,820	-
Total operating expenses	115,808	51,549	315,908	150,707

Operating income	29,002	15,876	14,941	52,524
Other income (expense)
Interest income	585	3,467	8,890	4,189
Interest expense	(34,852)	(4,028)	(63,276)	(12,359)
Other income (expense), net	(873)	(187)	6,068	(876)
Total other income (expense)	(35,140)	(748)	(48,318)	(9,046)

Income (loss) before income taxes	(6,138)	15,128	(33,377)	43,478
Income tax benefit (provision)	2,692	(5,913)	13,231	(16,990)

Net income (loss)	$(3,446)	$9,215	$(20,146)	$26,488

Earnings (loss) per share
Basic	$(0.11)	$0.36	$(0.69)	$1.05
Diluted	$(0.11)	$0.35	$(0.69)	$1.01

Weighted average number of shares outstanding
Basic	30,415	25,552	29,239	25,343
Diluted	30,415	26,336	29,239	26,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$85,135	$361,405
Short-term investments, held to maturity	-	34,583
Accounts receivable, net	320,973	109,924
Inventories	185,752	52,496
Deferred income taxes, net	27,291	20,916
Other	47,303	17,121
Total current assets	666,454	596,445

Property, plant and equipment, net	317,626	88,689
Intangible assets, net	703,961	112,682
Goodwill	1,218,378	126,266
Prepaid debt fees	23,026	13,161
Deferred income taxes, net	96,366	47,400
Other	16,832	3,879
Total assets	$3,042,643	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$204,918	$35,803
Accrued expenses	47,103	6,402
Wages and benefits payable	63,912	24,214
Taxes payable	19,119	1,717
Current portion of long-term debt	356,798	-
Current portion of warranty	17,687	7,999
Unearned revenue	19,410	27,449
Total current liabilities	728,947	103,584

Long-term debt	1,255,376	469,324
Warranty	18,438	10,149
Pension plan benefits	65,538	-
Deferred income taxes, net	210,772	-
Other obligations	66,071	14,483
Total liabilities	2,345,142	597,540

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	605,182	351,018
Accumulated other comprehensive income, net	74,089	1,588
Retained earnings	18,230	38,376
Total shareholders' equity	697,501	390,982
Total liabilities and shareholders' equity	$3,042,643	$988,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating activities
Net income (loss)	$(20,146)	$26,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,329	34,266
In-process research and development	35,820	-
Employee stock plans income tax benefits	2,020	12,686
Excess tax benefits from stock-based compensation	-	(9,108)
Stock-based compensation	8,998	6,811
Amortization of prepaid debt fees	12,034	3,766
Deferred income taxes, net	(47,418)	2,784
Other, net	(944)	(1,208)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,231)	9,416
Inventories	2,801	(8,549)
Trade payables, accrued expenses and taxes payable	24,199	3,622
Wages and benefits payable	(6,510)	1,088
Unearned revenue	(8,390)	5,758
Warranty	764	3,328
Other long-term obligations	6,022	(237)
Effect of foreign exchange rate changes	11,307	-
Other, net	(1,001)	(3,923)
Net cash provided by operating activities	89,654	86,988

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-
Purchases of investments held to maturity	-	(170,434)
Acquisitions of property, plant and equipment	(30,173)	(25,878)
Business acquisitions, net of cash and cash equivalents acquired	(1,716,138)	(7,321)
Other, net	53	1,507
Net cash used in investing activities	(1,711,258)	(202,126)

Financing activities
Proceeds from borrowings	1,159,027	345,000
Payments on debt	(37,278)	(42,703)
Issuance of common stock	243,146	13,375
Excess tax benefits from stock-based compensation	-	9,108
Prepaid debt fees	(22,009)	(8,759)
Net cash provided by financing activities	1,342,886	316,021

Effect of foreign exchange rate changes on cash and cash equivalents	2,448	-
Increase (decrease) in cash and cash equivalents	(276,270)	200,883
Cash and cash equivalents at beginning of period	361,405	33,638
Cash and cash equivalents at end of period	$85,135	$234,521

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,277	$3,452
Non-cash affects of acquisitions	-	637

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$12,642	$3,215
Interest (net of amounts capitalized)	50,449	5,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1: Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 of Itron and our consolidated subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. We have no investments in variable interest entities.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2006 audited financial statements and notes included in our Annual Report on Form 10-K/A, as filed with the SEC on September 13, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Short-Term Investments

Investment securities are classified into one of three categories: held to maturity, trading or available for sale. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). Investment purchases and sales are accounted for on a trade date basis. Market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. At September 30, 2007, we held no short-term investments. The U.S. government and federal agency investments held at December 31, 2006 matured during the first quarter of 2007.

Derivative Instruments

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Condensed Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture. Leasehold improvements are amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. During the three and nine months ended September 30, 2007, we reduced the carrying value of assets held for sale to reflect the fair value less costs to sell by $900,000 and $1.6 million, which was recorded in general and administrative expense.

Prepaid Debt Fees

Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. Debt fees associated with convertible notes are amortized through the date of the earliest put or conversion option. When debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

Business Combinations

In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values as of the date of acquisition. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Goodwill and Intangible Assets

Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant impairment indicator occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$36,190	$16,954	$18,148	$15,276
Actaris acquisition opening balance/adjustments	(57)	-	17,833	-
New product warranties	1,974	829	3,703	2,148
Other changes/adjustments to warranties	1,433	2,591	4,687	7,103
Claims activity	(3,786)	(1,770)	(8,663)	(5,923)
Effect of change in foreign exchange rates	371	-	417	-
Ending balance, September 30	36,125	18,604	36,125	18,604
Less: current portion of warranty	(17,687)	(9,141)	(17,687)	(9,141)
Long-term warranty	$18,438	$9,463	$18,438	$9,463

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.4 million for the three months ended September 30, 2007 and 2006 and approximately $8.4 million and $9.3 million for the nine months ended September 30, 2007 and 2006, respectively. Warranty expense is classified within cost of revenues.

Contingencies

An estimated loss for a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors and related estimates could materially affect our financial position and results of operations.

Defined Benefit Pension Plans

As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. SFAS  87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize on a prospective basis the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. See Note 9 for additional disclosures required by SFAS 158.

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

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on the derecognition, classification, interest and penalties on income taxes and the accounting in interim periods (see Note 10). We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

Foreign Exchange

Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the functional currency are included in the Condensed Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature and considered to be hedges of the net investment in foreign subsidiaries are included, net of tax, in accumulated other comprehensive income (loss) in shareholders’ equity.

Revenue Recognition

Revenues consist primarily of hardware sales, software license fees, software implementation, project management services installation, consulting and post-sale maintenance support.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect without being contingent upon the delivery/performance of additional items.

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology if project costs can be estimated or the completed contract methodology if project costs can not be reliably estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract.

Unearned revenue is recorded for products or services that have been paid for by a customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Shipping and handling costs and incidental expenses, which are commonly referred to as "out-of-pocket" expenses, billed to customers are recorded as revenue, with the associated costs charged to cost of revenues. We record sales, use and value added taxes billed to our customers on a net basis in our Condensed Consolidated Statements of Operations.

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

Earnings Per Share

Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. We compute dilutive EPS by adjusting the weighted average number of common shares outstanding to consider the effect of potentially dilutive securities, including stock-based awards and our convertible senior subordinated notes (convertible notes). Shares calculated to be contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. For periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

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

Reclassifications

As a result of the Actaris acquisition, certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, net income, total current or long term assets or liabilities or net cash provided by operating activities.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what effect the adoption of SFAS 159 would have, if any, on our consolidated financial statements.

Note 2: Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(3,446)	$9,215	$(20,146)	$26,488

Weighted average number of shares outstanding - Basic	30,415	25,552	29,239	25,343
Dilutive effect of stock-based awards	-	784	-	908
Weighted average number of shares outstanding - Diluted	30,415	26,336	29,239	26,251
Basic earnings (loss) per common share	$(0.11)	$0.36	$(0.69)	$1.05
Diluted earnings (loss) per common share	$(0.11)	$0.35	$(0.69)	$1.01

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at the time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation costs associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At September 30, 2007 and 2006, we had stock-based awards outstanding of approximately 1.6 million and 2.3 million at weighted average option exercise prices of $36.56 and $29.19, respectively. Approximately 759,000 and 785,000 of stock-based awards were excluded from the calculation of diluted EPS for three and nine months ended September 30, 2007 and approximately 368,000 and 150,000 of stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2006, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible senior subordinated notes that, if converted in the future, would have a potentially dilutive effect on our EPS. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted EPS is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock for each of the periods presented is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and nine months ended September 30, 2007 exceeded the conversion price of $65.16 and therefore, approximately 1.2 million and 521,000 shares, respectively, would have been dilutive if we had net income and included the dilutive shares in the calculation of diluted EPS. These shares could be dilutive in future periods.

On March 1, 2007, we issued 4.1 million shares of common stock, no par value, for net proceeds of $225.3 million, which were used to partially fund the acquisition of Actaris on April 18, 2007.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments as set by the Board of Directors. There was no preferred stock issued or outstanding at September 30, 2007 and December 31, 2006.

Note 3: Certain Balance Sheet Components

Accounts receivable, net	At September 30,	At December 31,
	2007	2006
	(in thousands)
Trade (net of allowance for doubtful accounts of $7,031 and $589)	$312,601	$100,162
Unbilled revenue	8,372	9,762
Total accounts receivable, net	$320,973	$109,924

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$5,679	$469	$589	$598
Actaris acquisition opening balance	741	-	5,632	-
Provision (benefit) for doubtful accounts	623	(18)	1,013	(123)
Accounts charged off	(231)	-	(390)	(24)
Effect of change in exchange rates	219	-	187	-
Ending balance, September 30	$7,031	$451	$7,031	$451

Inventories

A summary of the inventory balances is as follows:	At September 30,	At December 31,
	2007	2006
	(in thousands)
Materials	$93,561	$30,843
Work in process	16,259	5,220
Finished goods	75,932	16,433
Total inventories	$185,752	$52,496

Property, plant and equipment, net	At September 30,	At December 31,
	2007	2006
	(in thousands)
Machinery and equipment	$184,532	$75,571
Computers and purchased software	60,957	40,368
Buildings, furniture and improvements	132,314	45,670
Land	40,830	2,482
Total cost	418,633	164,091
Accumulated depreciation	(101,007)	(75,402)
Property, plant and equipment, net	$317,626	$88,689

Depreciation expense was $12.3 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $27.2 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 4: Business Combinations

Actaris Metering Systems

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of $626.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225.3 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The acquisition included all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America, and provided geographic expansion of our business and product offerings. The purchase price was a significant premium to the assets acquired and liabilities assumed, due to expected synergies from products and markets of the combined entity, which resulted in a substantial amount of goodwill.

The preliminary purchase price, net of cash acquired of $29.5 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$1,697,535
Direct transaction costs	18,726
Total purchase price	$1,716,261

We have made preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments; however, we are still completing those assessments, including an analysis of the discounted cash flows. Once we finalize the fair values, we may have changes in the following areas: tangible and intangible assets, goodwill, commitments and contingencies, liabilities, deferred taxes, uncertain tax positions and restructuring activities. The following information reflects our preliminary allocation of the purchase price.

	April 18, 2007
	Fair Value	Useful Life
	(in thousands)	(in years)

Fair value of tangible assets acquired and liabilities assumed, net	$13,378
In-process research and development (IPR&D)	35,820
Identified intangible assets - amortizable
Core-developed technology	222,705	9-15
Customer relationships	277,026	20
Trademarks and tradenames	118,417	10
Other	5,094	1
Goodwill	1,043,821
Total net assets acquired	$1,716,261

Significant tangible assets acquired consisted of accounts receivable, inventory and property, plant and equipment. Significant liabilities assumed consisted of accounts payable, accrued expenses, wages and benefits payable, deferred taxes and pension benefit obligations.

Our acquisition of Actaris resulted in $35.8 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization.

The preliminary values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized using the estimated discounted cash flows assumed in the valuation models.

The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. For tax purposes, goodwill is not deductible, as we acquired the stock of Actaris.

The following pro forma results are based on the individual historical results of Itron, Inc. and Actaris (prior to the acquisition on April 18, 2007) with adjustments to give effect to the combined operations as if the acquisition had occurred on January 1, 2006. The significant adjustments were as follows:

o
Increased amortization expense related to the acquired identified definite lived intangible assets of $16.0 million and $48.2 million for the three and nine months ended September 30, 2006 and $23.3 million for the nine months ended September 30, 2007.

o
Additional net interest expense of $12.7 million and $34.6 million for the three and nine months ended September 30, 2006 and $12.6 million for the nine months ended September 30, 2007, related to the borrowings incurred upon acquisition, net of the retirement of Actaris’ previous debt.

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

	Pro Forma
	Three Months Ended	Nine Months Ended September 30,
	September 30, 2006	2007	2006
	(in thousands, except per share data)
Revenues	$411,179	$1,307,732	$1,196,815
Net income (loss)	$4,686	$(10,693)	$9,868

Basic earnings (loss) per share	$0.16	$(0.35)	$0.34
Diluted earnings (loss) per share	$0.15	$(0.35)	$0.33

Weighted average shares assumed outstanding
Basic	29,639	30,122	29,430
Diluted	30,423	30,122	30,338

Note 5: Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At September 30, 2007			At December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$394,219	$(110,733)	$283,486	$162,930	$(77,783)	$85,147
Customer contracts and relationships	307,240	(18,753)	288,487	16,888	(7,931)	8,957
Trademarks and tradenames	149,748	(21,770)	127,978	26,210	(12,022)	14,188
Other	31,527	(27,517)	4,010	25,840	(21,450)	4,390
Total identified intangible assets	$882,734	$(178,773)	$703,961	$231,868	$(119,186)	$112,682

A summary of the identifiable intangible asset account activity is as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Beginning balance, intangible assets, gross	$231,868	$211,328
Intangible assets acquired (adjusted)	622,022	9,458
Effect of change in exchange rates	28,844	404
Ending balance, intangible assets, gross	$882,734	$221,190

The increase in identified intangible assets in 2007 was primarily the result of the Actaris acquisition on April 18, 2007. In addition, a $1.2 million adjustment to the intangible assets was recorded for the Flow Metrix, Inc. (Flow Metrix) acquisition based on the final determination of fair values of intangible assets acquired, which occurred in November 2006. Identified intangible assets increased in 2006 as a result of the Quantum Consulting, Inc. (Quantum) and ELO Sistemas e Tecnologia Ltda. (ELO) acquisitions. Intangible assets are recorded in the functional currency of our foreign subsidiaries; therefore, the carrying amount of intangible assets can increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. Intangible asset amortization expense was $25.9 million and $8.3 million for the three months ended September 30, 2007 and 2006, respectively. Intangible asset amortization expense was $58.1 million and $23.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Estimated future annual amortization expense is as follows:

Years Ending December 31,	Estimated Annual Amortization
(in thousands)
2007 (amount remaining at September 30, 2007)	$25,850
2008	115,140
2009	105,287
2010	83,450
2011	72,652
Beyond 2011	301,582
Total identified intangible assets, net	$703,961

Note 6: Goodwill

The following table reflects goodwill allocated to each operating segment during the nine months ended September 30, 2007 and 2006, respectively.

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance, January 1, 2006	$116,032	$-	$116,032
Goodwill acquired	3,015	-	3,015
Effect of change in exchange rates	539	-	539
Goodwill balance, September 30, 2006	$119,586	$-	$119,586

Goodwill balance, January 1, 2007	$126,266	$-	$126,266
Goodwill acquired/adjusted	980	1,043,821	1,044,801
Effect of change in exchange rates	1,853	45,458	47,311
Goodwill balance, September 30, 2007	$129,099	$1,089,279	$1,218,378

The increase in goodwill in 2007 was primarily the result of the Actaris acquisition on April 18, 2007. In addition, adjustments to goodwill were recorded during the first quarter of 2007 based on the final determination of fair values of intangible assets acquired in the Flow Metrix acquisition, which occurred in November 2006. Goodwill increased in 2006 as a result of the Quantum acquisition, which occurred in the second quarter of 2006. Goodwill is recorded in the functional currency of our foreign subsidiaries; therefore, goodwill balances may also increase or decrease, with a corresponding change in accumulated other comprehensive income (loss), due to changes in foreign currency exchange rates.

Note 7: Debt

The components of our borrowings are as follows:

	At September 30,	At December 31,
	2007	2006
	(in thousands)
Credit facility
USD denominated term loan	$602,075	$-
EUR denominated term loan	450,271	-
GBP denominated term loan	90,426	-
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	124,402	124,324
	1,612,174	469,324
Current portion of debt	(356,798)	-
Total long-term debt	$1,255,376	$469,324

Credit Facility

The Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of our operating subsidiaries, except our foreign subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2007. At September 30, 2007, there were no borrowings outstanding under the revolver and $51.4 million was utilized by outstanding standby letters of credit resulting in $63.6 million being available for additional borrowings.

This credit facility replaced an original $185 million seven-year senior secured credit facility we entered into in 2004. We repaid $24.7 million remaining on our 2004 senior secured term loan during the first quarter of 2006.

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at September 30, 2007. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except our foreign subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at September 30, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

Convertible Senior Subordinated Notes

On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in EITF 05-02, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The convertible notes may be converted under the following circumstances, at the option of the holder, at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), as defined in the indenture:

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The convertible notes also contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at the principal amount, plus accrued and unpaid interest.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at September 30, 2007.

At September 30, 2007, the contingent conversion threshold of our convertible notes was exceeded, since the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2007. As a result, the notes are convertible at the option of the holder as of September 30, 2007, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt; and since our debt fees are amortized through the date of the earliest conversion option, we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes.

Prepaid Debt Fees & Interest Expense

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $23.0 million and $13.2 million at September 30, 2007 and December 31, 2006, respectively. Accrued interest expense was $4.6 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively.

Note 8: Derivative Financial Instruments and Hedging Activities

As a result of the Actaris acquisition, we now have a greater exposure to foreign currency exchange rate fluctuations and interest rate changes. As part of our risk management strategy, we are using derivative instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing the impact of volatility on earnings or protecting fair values of assets and liabilities.

During the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash-flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $450.3 million (€318.3 million) and the fair value, recorded as a long-term liability, was $2.1 million at September 30, 2007. The amount of net losses expected to be reclassified into earnings in the next twelve months is approximately $663,000.

During the third quarter of 2007, we entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense), as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term asset, was $1.9 million. The pound sterling denominated notional amount of the cross currency interest rate swap was $90.4 million (£44.8 million) at September 30, 2007. The U.S. denominated notional amount was $89.5 million at September 30, 2007. We expect the interest rate swap to reduce interest expense by $868,000 during the next twelve months.

Effective June 29, 2007, we designated certain portions of our foreign currency denominated term loans hedges of our net investment in foreign operations. Losses of $22.8 million ($14.1 million after-tax) were reported as a component of accumulated other comprehensive income (loss) within the unrealized translation adjustment, which represented effective hedges of net investments, for the three and nine months ended September 30, 2007. We had no hedge ineffectiveness.

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

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. We continually monitor our positions and the credit ratings of the counterparties involved. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated.

Note 9: Pension Plan Benefits

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris. The defined benefit obligation is calculated annually by using the projected unit credit method and is updated quarterly. The measurement date for the pension plans was October 3, 2007, for the period ended September 30, 2007.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. Assuming that actual plan asset returns are consistent with our expected rate of return in 2007 and beyond, and that interest rates remain constant, we expect to contribute approximately $55,000 in the fourth quarter of 2007 to our defined benefit pension plans.

The following table summarizes the benefit obligation, plan assets and funded status of the defined benefit plans and amounts recognized in the Condensed Consolidated Balance Sheet at September 30, 2007.
April 18, 2007 Through
September 30, 2007
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period (April 18, 2007)	$71,452
Service cost	928
Interest cost	1,456
Settlements and curtailments	(227)
Benefits paid	(1,725)
Other – foreign exchange rate changes	3,082
Benefit obligation at end of period	74,966

Change in plan assets:
Fair value of plan assets at beginning of period (April 18, 2007)	6,420
Actual return of plan assets	107
Company contributions	42
Benefits paid	(78)
Other – foreign exchange rate changes	264
Fair value of plan assets at end of period	6,755
Ending balance at fair value (net pension plan benefit liability)	$68,211

Amounts recognized on the Condensed Consolidated Balance Sheet consist of:

At September 30, 2007
(in thousands)
Current portion of pension plan liability in wages and benefits payable	$3,052
Long-term portion of pension plan liability	65,538
Plan assets in other long term assets	(379)
Net pension plan benefit liability	$68,211

The total accumulated benefit obligation for our defined benefit pension plans was $70.3 million at September 30, 2007.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended	April 18, 2007 Through
	September 30, 2007	September 30, 2007
	(in thousands)
Service cost	$520	$928
Interest cost	812	1,456
Expected return on plan assets	(60)	(107)
Settlements and curtailments	(134)	(227)
Net periodic benefit cost	$1,138	$2,050

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

Period Ended
September 30, 2007
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.99%
Expected annual rate of compensation increase	3.15%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.99%
Expected rate of return on plan assets	3.77%
Expected annual rate of compensation increase	3.15%

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

We have one plan in which the fair value of plan assets exceeds the accumulated benefit obligation.  Therefore, for the pension plans in which the accumulated benefit obligations exceed the fair value of plan assets, our total obligation and the fair value of plan assets were as follows:

At September 30, 2007
(in thousands)
Projected benefit obligation	$73,442
Accumulated benefit obligation	$68,918
Fair value of plan assets	$4,851

The target allocation for our pension plans assets is as follows:

At September 30, 2007
Asset category:
Short-term investments and cash	7%
Insurance funds	93%

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

Annual benefit payments, including amounts to be paid from Company assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Estimated Annual
Year Ending December 31,	Benefit Payments
(in thousands)
2007 (amount remaining at September 30, 2007)	$907
2008	3,345
2009	3,566
2010	4,140
2011	4,266
2012 - 2016	21,710

 Note 10: Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, IPR&D, research credits and state income taxes. We estimate that our 2007 actual income tax rate will be approximately 40%.

Our actual income tax rates were 44% and 40% for three and nine months ended September 30, 2007. During 2007, IPR&D expense, which is not deductible and therefore increases our actual tax rate, was offset by a benefit from legislative reductions in tax rates in Germany and the United Kingdom. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from approximately 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%.

At September 30, 2006, our estimated annual effective income tax rate was 42%, resulting in an actual income tax rate of 39% for the three and nine months ended September 30, 2006. At September 30, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at September 30, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48 on January 1, 2007. As of September 30, 2007, the amount of unrecognized tax benefits was $36.6 million of which approximately $29.3 million was acquired as part of the Actaris acquisition on April 18, 2007. We do not expect any reasonably possible material changes to the estimated amount of liabilities associated with our unrecognized tax benefits through September 30, 2008. The amounts of unrecognized tax benefits that would affect our actual tax rate as of January 1, 2007 and September 30, 2007 were $6.1 million and $7.5 million, respectively.

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenues Service has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We reflect in our provision for income taxes interest and penalties related to unrecognized tax benefits. Accrued interest and penalties totaled $9,000 at January 1, 2007. At September 30, 2007, accrued interest was $4.3 million and accrued penalties were $3.6 million. The increase from January 1, 2007 to September 30, 2007 was the result of the Actaris acquisition on April 18, 2007.

Note 11: Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended September 30, 2007 and 2006, stock-based compensation expense was $3.1 million and $2.7 million, before a related income tax benefit of $809,000 and $493,000, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was $9.0 million and $6.8 million, before a related income tax benefit of $2.2 million and $1.0 million, respectively.

The fair value of stock options and ESPP awards issued during the three and nine months ended September 30, 2007 and 2006 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (1)	2006	2007	2006
Dividend yield	-	-	-	-
Expected volatility	-	43.2%	38.4%	43.1%
Risk-free interest rate	-	4.9%	4.6%	4.9%
Expected life (years)	-	4.59	4.94	4.58

	ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	-	-	-	-
Expected volatility	26.2%	43.5%	24.9%	46.6%
Risk-free interest rate	5.0%	5.1%	5.0%	4.6%
Expected life (years)	0.25	0.25	0.25	0.25

(1) There were no Employee Stock Options granted for the three months ended September 30, 2007.

Expected price volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related vesting period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, with consideration for the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 990,456 shares remain available for issuance at September 30, 2007. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and the Board of Directors’ unrestricted stock awards. Shares remaining for issuance as awards were 822,274 at September 30, 2007.

Stock Option Plans

Stock options to purchase the Company’s common stock are granted with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three month period ended September 30, 2007. For the nine months ended September 30, 2007, we issued 200,000 shares with weighted average fair values of $27.21. For the three and nine months ended September 30, 2006, we issued 548,200 and 578,200 shares with a weighted average fair value of $20.74 and $21.00, respectively. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $2.4 million and $2.3 million, respectively, and $7.2 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of our stock option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24	6.89	$46,189
Granted	578	49.29
Exercised	(674)	17.33
Forfeited	(59)	32.47
Outstanding, September 30, 2006	2,288	$29.19	7.69	$61,096
Exercisable and expected to vest, September 30, 2006	2,119	$28.11	7.58	$58,858
Exercisable, September 30, 2006	1,059	$17.77	6.17	$40,266

Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	200	66.94
Exercised	(737)	23.76
Forfeited	(50)	44.01
Expired	(7)	42.62
Outstanding, September 30, 2007	1,631	$36.56	7.29	$92,142
Exercisable and expected to vest, September 30, 2007	1,472	$35.18	7.14	$85,208
Exercisable, September 30, 2007	839	$24.18	5.98	$57,825

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $11.5 million, which is expected to be recognized over a weighted average period of approximately 20 months.

Restricted Stock Units

During 2007, we issued restricted stock units (RSU’s) with a cliff vesting period of three years from the anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSU’s are converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. The RSU’s are reserved in the recipients’ name at the grant date and issued upon vesting. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the RSU’s.

Total compensation expense relating to RSU’s was $264,000 and $389,000 for the three and nine months ended September 30, 2007, respectively. Unrecognized compensation cost in connection with the RSU’s, net of estimated forfeitures, totaled $2.7 million at September 30, 2007. The cost is expected to be recognized over three years from the date of grant. Grants of RSU’s were 1,500 and 62,167 for the three and nine months ended September 30, 2007. There were no RSU’s that were forfeited and returned to the plan at September 30, 2007.

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

Under each of the plans, compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $225,000 and $171,000 for the three months ended September 30, 2007 and 2006, respectively. Total compensation expense recognized for the LTPP plan was $883,000 and $345,000 for the nine months ended September 30, 2007 and 2006, respectively.

Board of Directors’ Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. During the three months ended September 30, 2007 and 2006, we issued 1,728 and 2,232 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $78.00 and $60.35, respectively. The expense related to these awards for the three months ended September 30, 2007 and 2006 was $134,000 and $135,000, respectively. During the nine months ended September 30, 2007 and 2006, we issued 4,938 and 5,628 shares of unrestricted stock to our Board of Directors, with a weighted average grant-date fair value of $61.61 and $50.59, respectively. The expense related to these awards for the nine months ended September 30, 2007 and 2006 was $304,000 and $285,000, respectively. All awards were fully vested and expensed when granted.

Employee Stock Purchase Plan

Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our ESPP. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 32,920 and 38,701 shares to employees in the nine months ended September 30, 2007 and 2006, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the nine months ended September 30, 2007 and 2006 was $9.78 and $8.64, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $85,000 and $95,000, respectively. The expense related to ESPP recognized under SFAS 123(R) for the nine months ended September 30, 2007 and 2006 was $277,000 and $287,000, respectively. We had no unrecognized compensation cost at September 30, 2007 associated with the awards issued under the ESPP.

Note 12: Commitments and Contingencies

Guarantees and Indemnifications

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of September 30, 2007 and December 31, 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $26.1 million and $6.0 million at September 30, 2007 and December 31, 2006, respectively. The increase in bid bonds was primarily the result of the Actaris acquisition. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. In addition to the outstanding standby letters of credit under our credit facility, our Actaris operating segment has unsecured revolving lines of credit totaling €7.2 million, £1.0 million and $6.4 million, denominated in euros, pound sterling and U.S. dollars, respectively, with total outstanding standby letters of credit of $2.1 million at September 30, 2007. The total outstanding amounts of standby letters of credit were $53.5 million and $23.0 million at September 30, 2007 and December 31, 2006, respectively.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies (SFAS 5), and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at September 30, 2007 and December 31, 2006 were not material to our financial condition or results of operations.

Note 13: Segment Information

Our operating segments consist of Itron North America and Actaris, which reflect the way we are currently managing our business. The Itron North America operating segment represents our operations prior to the Actaris acquisition, which are primarily located in North America. The Actaris operating segment represents the operations of the Actaris acquisition, which are primarily located outside of North America. The operating segment information as set forth below, for the three and nine months ended September 30, 2007 and 2006 is based on this new segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition. At December 31, 2006, we reported three operating segments reflecting the major product lines at that time.

We have three measures of segment performance: revenue, gross profit and operating income. There were no intersegment revenues. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Substantially all depreciation expense is allocated to our segments.

Segment Products

Itron North America
Electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR data collection technologies; installation, implementation, maintenance support and other services.

Segment Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Itron North America	$153,170	$164,706	$452,993	$484,069
Actaris	280,864	-	530,511	-
Total Company	$434,034	$164,706	$983,504	$484,069

Gross profit
Itron North America	$61,533	$67,425	$186,224	$203,231
Actaris	83,277	-	144,625	-
Total Company	$144,810	$67,425	$330,849	$203,231

Operating income (loss)
Itron North America	$18,157	$21,990	$51,053	$72,084
Actaris	19,296	-	(12,354)	-
Corporate unallocated	(8,451)	(6,114)	(23,758)	(19,560)
Total Company	29,002	15,876	14,941	52,524
Total other income (expense)	(35,140)	(748)	(48,318)	(9,046)
Income (loss) before income taxes	$(6,138)	$15,128	$(33,377)	$43,478

No single customer represented more than 10% of total Company or individual segment revenues for the three and nine months ended September 30, 2007.

One customer, Progress Energy, accounted for 11% and 18% of total Company and Itron North America segment revenues for the three and nine months ended September 30, 2006, respectively.

Revenues by region were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues by region
Europe	$214,684	$720	$403,134	$2,730
United States and Canada	148,856	151,906	433,751	456,869
Other	70,494	12,080	146,619	24,470
Total revenues	$434,034	$164,706	$983,504	$484,069

Note 14: Other Comprehensive Income

Other comprehensive income is reflected as an increase to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income during the reporting periods, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(3,446)	$9,215	$(20,146)	$26,488
Change in foreign currency translation adjustments, net of tax	94,174	89	87,864	770
Unrealized loss on derivative instruments, net of tax of $9,626	(15,448)	-	(15,448)	-
Reclassification adjustment for losses realized in net earnings, net of tax of $53	85	-	85	-
Total other comprehensive income	$75,365	$9,304	$52,355	$27,258

Accumulated other comprehensive income, net of tax, was approximately $74.1 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively, and consisted of the adjustments for foreign currency translation and the unrealized loss on our derivative instruments as indicated above.

Note 15: Consolidating Financial Information

Our senior subordinated notes and convertible notes, issued by Itron, Inc. (the Issuer) are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete and unconditional. At the date of issuance, our convertible notes were not guaranteed by any of our subsidiaries; however, any future subsidiaries that guarantee our obligations under the senior subordinated notes will guarantee our convertible notes, joint and several, full, complete and unconditional.

There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

The Actaris acquisition on April 18, 2007, consisted primarily of foreign entities, which are considered non-guarantor subsidiaries of our senior subordinated notes and convertible notes. However, one legal entity located in the United States is considered a guarantor of the senior subordinated notes and convertible notes. We have allocated a portion of our credit facility borrowings to this U.S. legal entity, based on its relative equity as compared with the entire Actaris acquisition.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$141,031	$15,081	$286,960	$(9,038)	$434,034
Cost of revenues	84,674	12,045	201,492	(8,987)	289,224
Gross profit	56,357	3,036	85,468	(51)	144,810

Operating expenses
Sales and marketing	11,715	1,738	22,224	-	35,677
Product development	16,844	591	9,111	(51)	26,495
General and administrative	12,798	998	13,707	-	27,503
Amortization of intangible assets	6,636	-	19,228	-	25,864
In-process research and development	-	-	269	-	269
Total operating expenses	47,993	3,327	64,539	(51)	115,808

Operating income (loss)	8,364	(291)	20,929	-	29,002
Other income (expense)
Interest income	30,462	(34)	2,156	(31,999)	585
Interest expense	(32,648)	(3,276)	(30,927)	31,999	(34,852)
Other income (expense), net	1,640	(488)	(2,025)	-	(873)
Total other income (expense)	(546)	(3,798)	(30,796)	-	(35,140)

Income (loss) before income taxes	7,818	(4,089)	(9,867)	-	(6,138)
Income tax benefit (provision)	3,995	783	(2,086)	-	2,692
Equity in earnings (losses) of
non-guarantor subsidiaries	(15,259)	745	-	14,514	-
Net loss	$(3,446)	$(2,561)	$(11,953)	$14,514	$(3,446)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$156,867	$-	$15,209	$(7,370)	$164,706
Cost of revenues	93,079	-	11,365	(7,163)	97,281
Gross profit	63,788	-	3,844	(207)	67,425

Operating expenses
Sales and marketing	13,640	-	1,536	-	15,176
Product development	14,983	-	849	(206)	15,626
General and administrative	11,519	-	944	-	12,463
Amortization of intangible assets	7,741	-	543	-	8,284
Total operating expenses	47,883	-	3,872	(206)	51,549

Operating income (loss)	15,905	-	(28)	(1)	15,876
Other income (expense)
Interest income	3,560	-	29	(122)	3,467
Interest expense	(3,961)	-	(190)	123	(4,028)
Other income (expense), net	(154)	-	(33)	-	(187)
Total other income (expense)	(555)	-	(194)	1	(748)

Income (loss) before income taxes	15,350	-	(222)	-	15,128
Income tax (provision) benefit	(6,125)	-	212	-	(5,913)
Equity in losses of
non-guarantor subsidiaries	(10)	(464)	-	474	-
Net income (loss)	$9,215	$(464)	$(10)	$474	$9,215

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$422,370	$29,616	$561,929	$(30,411)	$983,504
Cost of revenues	249,668	23,301	409,939	(30,253)	652,655
Gross profit	172,702	6,315	151,990	(158)	330,849

Operating expenses
Sales and marketing	37,427	3,187	44,376	-	84,990
Product development	49,997	1,031	16,957	(148)	67,837
General and administrative	39,733	1,806	27,595	-	69,134
Amortization of intangible assets	19,900	-	38,227	-	58,127
In-process research and development	-	-	35,820	-	35,820
Total operating expenses	147,057	6,024	162,975	(148)	315,908

Operating income (loss)	25,645	291	(10,985)	(10)	14,941
Other income (expense)
Interest income	62,095	10	3,191	(56,406)	8,890
Interest expense	(59,361)	(5,522)	(54,809)	56,416	(63,276)
Other income (expense), net	9,468	(408)	(2,992)	-	6,068
Total other income (expense)	12,202	(5,920)	(54,610)	10	(48,318)

Income (loss) before income taxes	37,847	(5,629)	(65,595)	-	(33,377)
Income tax benefit	5,045	652	7,534	-	13,231
Equity in losses of
non-guarantor subsidiaries	(63,038)	(1,829)	-	64,867	-
Net loss	$(20,146)	$(6,806)	$(58,061)	$64,867	$(20,146)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$465,899	$-	$45,326	$(27,156)	$484,069
Cost of revenues	271,763	-	35,845	(26,770)	280,838
Gross profit	194,136	-	9,481	(386)	203,231

Operating expenses
Sales and marketing	42,555	-	4,423	-	46,978
Product development	42,863	-	1,097	(544)	43,416
General and administrative	34,741	-	2,204	159	37,104
Amortization of intangible assets	22,458	-	751	-	23,209
Total operating expenses	142,617	-	8,475	(385)	150,707

Operating income	51,519	-	1,006	(1)	52,524
Other income (expense)
Interest income	4,268	-	123	(202)	4,189
Interest expense	(12,061)	-	(501)	203	(12,359)
Other income (expense), net	(830)	-	(46)	-	(876)
Total other income (expense)	(8,623)	-	(424)	1	(9,046)

Income before income taxes	42,896	-	582	-	43,478
Income tax (provision) benefit	(17,633)	-	643	-	(16,990)
Equity in earnings (losses) of
non-guarantor subsidiaries	1,225	(507)	-	(718)	-
Net income (loss)	$26,488	$(507)	$1,225	$(718)	$26,488

Condensed Consolidating Balance Sheet
September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,645	$1,288	$66,202	$-	$85,135
Accounts receivable, net	87,376	7,976	225,621	-	320,973
Intercompany accounts receivable	12,504	48	8,053	(20,605)	-
Inventories	56,843	6,084	123,932	(1,107)	185,752
Deferred income taxes, net	19,960	925	6,406	-	27,291
Other	14,613	1,216	31,474	-	47,303
Intercompany other	20,151	84,964	14,800	(119,915)	-
Total current assets	229,092	102,501	476,488	(141,627)	666,454

Property, plant and equipment, net	85,584	12,759	219,283	-	317,626
Intangible assets, net	83,612	-	620,349	-	703,961
Goodwill	114,462	5,907	1,098,009	-	1,218,378
Prepaid debt fees	21,715	1,311	-	-	23,026
Deferred income taxes, net	64,852	-	31,514	-	96,366
Investment in subsidiaries	18,526	44,669	(46,022)	(17,173)	-
Intercompany notes receivable	1,801,403	-	49,120	(1,850,523)	-
Other	4,682	(331)	12,481	-	16,832
Total assets	$2,423,928	$166,816	$2,461,222	$(2,009,323)	$3,042,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$37,157	$4,798	$162,963	$-	$204,918
Accrued expenses	10,748	451	35,904	-	47,103
Intercompany accounts payable	5,083	3,350	12,172	(20,605)	-
Wages and benefits payable	18,319	1,647	43,946	-	63,912
Taxes payable	(5,390)	(1,189)	25,698	-	19,119
Current portion of long-term debt	355,898	900	-	-	356,798
Current portion of warranty	7,672	200	9,815	-	17,687
Short-term intercompany advances	90,170	6,485	23,260	(119,915)	-
Unearned revenue	12,863	-	6,547	-	19,410
Total current liabilities	532,520	16,642	320,305	(140,520)	728,947

Long-term debt	1,166,565	88,811	-	-	1,255,376
Warranty	10,163	-	8,275	-	18,438
Pension plan benefits	-	-	65,538	-	65,538
Deferred income taxes, net	73	(717)	211,416	-	210,772
Intercompany notes payable	1,442	47,260	1,801,821	(1,850,523)	-
Other obligations	15,664	-	50,407	-	66,071
Total liabilities	1,726,427	151,996	2,457,762	(1,991,043)	2,345,142

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	605,182	25,110	43,059	(68,169)	605,182
Accumulated other comprehensive income (loss), net	74,089	(2,033)	22,951	(20,918)	74,089
Retained earnings (accumulated deficit)	18,230	(8,257)	(62,550)	70,807	18,230
Total shareholders' equity	697,501	14,820	3,460	(18,280)	697,501
Total liabilities and shareholders' equity	$2,423,928	$166,816	$2,461,222	$(2,009,323)	$3,042,643

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$353,483	$-	$7,922	$-	$361,405
Short-term investments, held to maturity	34,583	-	-	-	34,583
Accounts receivable, net	95,041	-	14,883	-	109,924
Intercompany accounts receivable	6,486	-	3,263	(9,749)	-
Inventories	49,233	-	3,263	-	52,496
Deferred income taxes, net	19,758	-	1,158	-	20,916
Other	15,394	-	1,727	-	17,121
Intercompany other	1,698	-	5,000	(6,698)	-
Total current assets	575,676	-	37,216	(16,447)	596,445

Property, plant and equipment, net	86,594	-	2,095	-	88,689
Intangible assets, net	104,731	-	7,951	-	112,682
Goodwill	113,481	-	12,785	-	126,266
Prepaid debt fees	13,161	-	-	-	13,161
Deferred income taxes, net	44,702	-	2,698	-	47,400
Intercompany notes receivable	12,257	-	1,242	(13,499)	-
Other	33,880	531	1,390	(31,922)	3,879
Total assets	$984,482	$531	$65,377	$(61,868)	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$33,602	$-	$2,201	$-	$35,803
Accrued expenses	6,392	-	10	-	6,402
Intercompany accounts payable	3,263	-	6,486	(9,749)	-
Wages and benefits payable	22,673	-	1,541	-	24,214
Taxes payable	1,053	-	664	-	1,717
Current portion of warranty	7,850	-	149	-	7,999
Short-term intercompany advances	5,001	-	1,697	(6,698)	-
Unearned revenue	26,004	-	1,445	-	27,449
Total current liabilities	105,838	-	14,193	(16,447)	103,584

Long-term debt	469,324	-	-	-	469,324
Warranty	10,149	-	-	-	10,149
Intercompany notes payable	1,241	-	12,258	(13,499)	-
Other obligations	6,948	-	7,535	-	14,483
Total liabilities	593,500	-	33,986	(29,946)	597,540

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	351,018	1,982	30,113	(32,095)	351,018
Accumulated other comprehensive income, net	1,588	-	5,767	(5,767)	1,588
Retained earnings (accumulated deficit)	38,376	(1,451)	(4,489)	5,940	38,376
Total shareholders' equity	390,982	531	31,391	(31,922)	390,982
Total liabilities and shareholders' equity	$984,482	$531	$65,377	$(61,868)	$988,522

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(20,146)	$(6,806)	$(58,061)	$64,867	$(20,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,590	933	51,806	-	85,329
In-process research and development	-	-	35,820	-	35,820
Employee stock plans income tax benefits	2,020	-	-	-	2,020
Stock-based compensation	8,998	-	-	-	8,998
Amortization of prepaid debt fees	11,804	230	-	-	12,034
Deferred income taxes, net	(11,660)	(2,110)	(33,648)	-	(47,418)
Equity in earnings of non-guarantor subsidiaries	62,803	1,829	-	(64,632)	-
Other, net	(3,759)	3,038	12	(235)	(944)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	613	(1,538)	(14,306)	-	(15,231)
Inventories	(6,557)	1,025	8,333	-	2,801
Trade payables, accrued expenses and taxes payable	5,049	1,235	17,915	-	24,199
Wages and benefits payable	(4,354)	149	(2,305)	-	(6,510)
Unearned revenue	(5,586)	-	(2,804)	-	(8,390)
Warranty	(164)	75	853	-	764
Other long-term obligations	2,285	-	3,737	-	6,022
Intercompany transactions, net	(4,198)	3,302	896	-	-
Effect of foreign exchange rate changes	-	-	11,307	-	11,307
Other, net	2,460	469	(3,930)	-	(1,001)
Net cash provided by (used in) operating activities	72,198	1,831	15,625	-	89,654

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Acquisitions of property, plant and equipment	(17,443)	6,124	(18,854)	-	(30,173)
Business acquisitions, net of cash and cash equivalents acquired	(1,716,138)	-	-	-	(1,716,138)
Cash transferred to non-guarantor subsidiaries	(22,492)	-	-	22,492	-
Intercompany notes, net	(4,399)	-	(47,878)	52,277	-
Other, net	(25,651)	(53,169)	78,873	-	53
Net cash provided by (used in) investing activities	(1,751,123)	(47,045)	12,141	74,769	(1,711,258)

Financing activities
Proceeds from borrowings	1,159,026	1	-	-	1,159,027
Payments on debt	(37,278)	-	-	-	(37,278)
Issuance of common stock	243,146	-	-	-	243,146
Prepaid debt fees	(20,538)	(2,646)	1,175	-	(22,009)
Cash transferred from parent	-	-	22,492	(22,492)	-
Intercompany notes payable	272	47,606	4,399	(52,277)	-
Other, net	(1,541)	1,541	-	-	-
Net cash provided by financing activities	1,343,087	46,502	28,066	(74,769)	1,342,886

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	2,448	-	2,448
Increase (decrease) in cash and cash equivalents	(335,838)	1,288	58,280	-	(276,270)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$17,645	$1,288	$66,202	$-	$85,135

Non-cash operating and investing transactions:
Fixed assets purchased but not yet paid	$364	$-	$1,913	$-	$2,277

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,703	$-	$9,939	$-	$12,642
Interest	46,804	3,012	633	-	50,449

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$26,488	$(507)	$1,225	$(718)	$26,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,952	-	1,314	-	34,266
Employee stock plans income tax benefits	12,686	-	-	-	12,686
Excess tax benefits from stock-based compensation	(9,108)	-	-	-	(9,108)
Stock-based compensation	6,811	-	-	-	6,811
Amortization of prepaid debt fees	3,718	-	48	-	3,766
Deferred income taxes, net	3,965	-	(1,181)	-	2,784
Equity in earnings (losses) of non-guarantor subsidiaries	(1,225)	507	-	718	-
Other, net	(1,190)	-	(18)	-	(1,208)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,337	-	(4,921)	-	9,416
Inventories	(9,161)	-	612	-	(8,549)
Long-term note receivable, net	1,298	-	(1,298)	-	-
Trade payables, accrued expenses and taxes payable	3,499	-	123	-	3,622
Wages and benefits payable	926	-	162	-	1,088
Unearned revenue	5,468	-	290	-	5,758
Warranty	3,254	-	74	-	3,328
Other long-term obligations	(237)	-	-	-	(237)
Intercompany transactions, net	(7,958)	-	7,958	-	-
Other, net	(4,230)	-	307	-	(3,923)
Net cash provided by operating activities	82,293	-	4,695	-	86,988

Investing activities
Purchases of investments held to maturity	(170,434)	-	-	-	(170,434)
Acquisitions of property, plant and equipment	(25,220)	-	(658)	-	(25,878)
Business acquisitions, net of cash and cash equivalents acquired	(5,932)	-	(1,389)	-	(7,321)
Cash transferred to parent	-	-	(1,295)	1,295	-
Cash transferred to non-guarantor subsidiaries	(500)	-	-	500	-
Intercompany notes, net	(4,622)	-	-	4,622	-
Other, net	83	-	1,424	-	1,507
Net cash used in investing activities	(206,625)	-	(1,918)	6,417	(202,126)

Financing activities
Proceeds from borrowings	345,000	-	-	-	345,000
Payments on debt	(39,476)	-	(3,227)	-	(42,703)
Issuance of common stock	13,375	-	-	-	13,375
Excess tax benefits from stock-based compensation	9,108	-	-	-	9,108
Prepaid debt fees	(8,759)	-	-	-	(8,759)
Intercompany notes, net	-	-	4,622	(4,622)	-
Cash received from parent	-	-	500	(500)	-
Cash transferred from non-guarantor subsidiaries	1,295	-	-	(1,295)	-
Net cash provided by financing activities	320,543	-	1,895	(6,417)	316,021

Increase in cash and cash equivalents	196,211	-	4,672	-	200,883
Cash and cash equivalents at beginning of period	28,064	-	5,574	-	33,638
Cash and cash equivalents at end of period	$224,275	$-	$10,246	$-	$234,521

Non-cash operating and investing transactions:
Fixed assets purchased but not yet paid	$2,950	$-	$502	$-	$3,452
Non-cash affects of acquisitions	-	-	637	-	637
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,936	$-	$279	$-	$3,215
Interest (net of amounts capitalized)	5,488	-	250	-	5,738

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liability, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders, 3) changes in estimated liabilities for product warranties, 4) changes in domestic and foreign laws and regulations, 5) our dependence on new product development and intellectual property, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pensions costs, 8) changes in foreign currency exchange rates, 9) foreign business risks and 10) other factors. You should not rely on these forward-looking statements as they speak only as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

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

Overview

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of approximately $626.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225.3 million in net proceeds from the sale of our common stock and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America. This acquisition will allow Actaris to offer Itron’s automated meter reading (AMR) and advanced metering infrastructure (AMI) technologies, software and systems to customers outside of North America and expand Actaris’ gas and water meter opportunities in North America. Our combined company now has more than 8,000 utility customers, over 30 manufacturing facilities, operates in more than 60 countries and has more than 8,500 employees. Actaris will continue to operate fundamentally as it did before the acquisition.

The acquisition of Actaris significantly changes many aspects of our results of operations, financial condition and cash flows, which are described in each applicable area within the discussion that follows.

At September 30, 2007, the contingent conversion threshold of our convertible notes was exceeded. As a result, the notes are convertible at the option of the holder as of September 30, 2007, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt; and since our debt fees are amortized through the date of the earliest conversion option, we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$434.0	$164.7	164%	$983.5	$484.1	103%
Gross Profit	$144.8	$67.4	115%	$330.8	$203.2	63%
Gross Margin	33%	41%		34%	42%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues by region
Europe	$214.6	$0.7	$403.1	$2.7
United States and Canada	148.9	151.9	433.8	456.9
Other	70.5	12.1	146.6	24.5
Total revenues	$434.0	$164.7	$983.5	$484.1

Revenues

Revenues increased $269.3 million and $499.4 million for the three and nine months September 30, 2007. Actaris contributed $280.8 million and $530.5 million to revenues for the three and nine months ended September 30, 2007. Itron North America revenues decreased approximately 7% and 6% for the three and nine months ended September 30, 2007, compared with the same periods in 2006.

No single customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2007. One customer, Progress Energy, accounted for 11% and 18% of total Company revenues for the three and nine months ended September 30, 2006.

Gross Profit and Margin

Gross margin was 33% and 34% for the three and nine months ended September 30, 2007, compared with 41% and 42% for the same periods last year. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired as part of the Actaris acquisition was increased by $16.0 million, which lowered total company gross margin by approximately two percentage points for the nine months ended September 30, 2007. The inventory adjustment had no impact to gross margin in the third quarter as the acquired inventory was sold prior to June 30, 2007. Gross margin for Actaris’ products and services is lower than Itron North America’s as a result of Actaris’ product mix of higher meter sales as compared with Itron North America’s systems focused offerings.

Unit Shipments

Meters can be sold with and without AMR. In addition, AMR can be sold separately from the meter. We also use other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Total meters (with and without AMR)
Electricity	2,625	1,575	6,225	5,175
Gas	900	-	1,675	-
Water	1,775	-	3,625	-
Total meters	5,300	1,575	11,525	5,175

AMR units (Itron and Actaris)
Meters with AMR	850	850	2,250	3,325
AMR modules	1,150	1,275	3,500	3,525
Total AMR units	2,000	2,125	5,750	6,850

Meters with other vendors' AMR	225	325	650	700

Segment Revenues, Gross Profit and Margin and Operating Income (Loss) and Operating Margin

Our operating segments consist of Itron North America and Actaris, which reflect the way we are currently managing our business. The Itron North America operating segment represents our operations prior to the Actaris acquisition, which are primarily located in North America. The Actaris operating segment represents the operations of the Actaris acquisition, which are primarily located outside of North America. The operating segment information as set forth below, for the three and nine months ended September 30, 2007 and 2006 is based on this new segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition. At December 31, 2006, we reported three operating segments reflecting the major product lines at that time.

We have three measures of segment performance: revenue, gross profit (margin) and operating income (margin). There were no intersegment revenues. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Substantially all depreciation expense is allocated to our segments.

 Segment Products

Itron North America
Electricity meters with and without AMR; gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR data collection technologies; installation, implementation, maintenance support and other services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	% Change		2007	2006	% Change
	(in millions)				(in millions)
Segment Revenues
Itron North America	$153.2	$164.7	-7%		$453.0	$484.1	-6%
Actaris	280.8	-	100%		530.5	-	100%
Total revenues	$434.0	$164.7	164%		$983.5	$484.1	103%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(millions)		(millions)		(millions)		(millions)
Segment Gross Profit and Margin
Itron North America	$61.5	40%	$67.4	41%	$186.2	41%	$203.2	42%
Actaris	83.3	30%	-		144.6	27%	-
Total gross profit and margin	$144.8	33%	$67.4	41%	$330.8	34%	$203.2	42%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)	(millions)		(millions)		(millions)		(millions)
and Operating Margin
Itron North America	$18.2	12%	$22.0	13%	$51.1	11%	$72.1	15%
Actaris	19.3	7%	-		(12.4)	-2%	-
Corporate unallocated	(8.5)		(6.1)		(23.8)		(19.6)
Total operating income and margin	$29.0	7%	$15.9	10%	$14.9	2%	$52.5	11%

Itron North America:   Revenues decreased $11.5 million, or 7%, in the third quarter of 2007, and $31.1 million, or 6%, in the nine months ended September 30, 2007, compared with the same periods in 2006. Shipments of electricity meters decreased 27% and 33% for the three and nine months ended September 30, 2007, compared with the same periods in 2006, respectively. During the third quarter and first nine months of 2006, we shipped over 200,000 and 1.9 million meters under the Progress Energy contract, respectively. This accelerated delivery schedule, which was substantially complete at the end of 2006, increased our historical electricity meter production levels, resulting in increased revenues and higher overhead absorption. Due to the timing of gas and water AMR system contracts, shipments of AMR modules decreased 15% for the three months ended September 30, 2007, while shipments remained relatively constant for the nine months ended September 30, 2007, compared with the same periods last year, respectively. Gross margin decreased one percentage point for both the three and nine months ended September 30, 2007, compared with the same periods in 2006, as a result of product mix and lower overhead absorption.

No single customer represented more than 10% of Itron North America operating segment revenues for the three and nine months ended September 30, 2007. One customer, Progress Energy, accounted for 11% and 18% of the Itron North America operating segment revenues for the three and nine months ended September 30, 2006, respectively.

Itron North America operating expenses as a percentage of revenues were 28% and 30% for the three and nine months ended September 30, 2007, compared with 28% and 27% for the same periods in 2006, respectively. Research and development costs have increased as a percentage of revenue from 9% in 2006 to approximately 11% in 2007 as a result of the development of our AMI technologies.

Actaris:  Actaris was acquired on April 18, 2007. Revenues were $280.8 million for the three months ended September 30, 2007 and $530.5 million from the date of acquisition to September 30, 2007 with 40%, 32% and 28% from electricity, gas and water meter products and services, respectively. Gross margin was 30% for the third quarter of 2007 and 27% from the date of acquisition to September 30, 2007. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired was increased by $16.0 million, which lowered gross margins by three percentage points from the date of acquisition to September 30, 2007. The acquired inventory was sold prior to June 30, 2007, resulting in no gross margin impact in the third quarter.

No single customer represented more than 10% of the Actaris operating segment revenues for the three months ended September 30, 2007 or from the period April 18, 2007 to September 30, 2007.

Operating expenses for Actaris were $64.0 million for the three months ended September 30, 2007 and $157.0 million for the period from acquisition to September 30, 2007 of which $269,000 and $35.8 million represented in-process research and development (IPR&D) related to the acquisition for each of the respective periods. Operating expenses as a percentage of revenues were 23% for the three months ended September 30, 2007, and 30% from the date of acquisition to September 30, 2007. We anticipate that operating expenses for Actaris will be lower as a percentage of revenue, compared with Itron North America, as a result of more meter product sales versus meter system sales, partially offset by higher amortization expense of intangible assets.

Corporate unallocated:   Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses, as a percentage of total Company revenues, were 2% for the three and nine months ended September 30, 2007, compared with 4% in each of the same periods of 2006.

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

Information on new orders during the quarter and backlog at quarter-end is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
September 30, 2007	$440	$668	$494
June 30, 2007	413	656	491
March 31, 2007	118	376	225
December 31, 2006	211	392	225
September 30, 2006	128	325	194
June 30, 2006	107	351	225

At June 30, 2007, total backlog increased due to acquired backlog from the Actaris acquisition.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue
	(millions)		(millions)		(millions)		(millions)
Sales and marketing	$35.7	8%	$15.2	9%	$85.0	8%	$47.0	10%
Product development	26.5	6%	15.6	9%	67.8	7%	43.4	9%
General and administrative	27.5	7%	12.4	8%	69.2	7%	37.1	8%
Amortization of intangible assets	25.8	6%	8.3	5%	58.1	6%	23.2	4%
In-process research and development	0.3	-	-	-	35.8	4%	-	-
Total operating expenses	$115.8	27%	$51.5	31%	$315.9	32%	$150.7	31%

Operating expenses for the nine months ended September 30, 2007 contain Actaris’ operating expenses from April 18, 2007, the date of acquisition. Actaris’ operating expenses as a percentage of revenue are typically lower than our historical operations due to more meter product sales versus meter system sales. Itron North America’s product development expenses have increased as a percentage of revenue from 9% in 2006 to approximately 11% in 2007 as a result of the development of our AMI technologies. Overall, product development expenses declined as a percent of revenues from 9% to approximately 6% due to Actaris’ lower product development expenses. We expect Actaris’ product development expenses to increase as demand for advanced metering technologies grows. Although we expect general and administrative expenses to decrease as a percentage of revenue as a result of efficiencies of scale from the acquisition of Actaris, in the near term we expect to incur higher professional service fees and indirect costs, which includes the enhancement of internal controls over financial reporting.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $35.8 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. We estimate these research and development projects to be approximately 60% complete at September 30, 2007, when compared against the costs Actaris incurred prior to the acquisition. We estimate the cost to complete these projects will be approximately $10 million, primarily over the next twelve months, which we will record as research and development expense as the costs are incurred.

Our future success depends, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. However, we may experience unforeseen problems in the development or performance of our technologies or products, we may not meet our product development schedules or we may not achieve market acceptance of our new products or solutions.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest income	$585	$3,467	$8,890	$4,189
Interest expense	(25,631)	(3,417)	(51,242)	(8,593)
Amortization of debt placement fees	(9,221)	(611)	(12,034)	(3,766)
Other income (expense), net	(873)	(187)	6,068	(876)
Total other income (expense)	$(35,140)	$(748)	$(48,318)	$(9,046)

The increase in interest income of $4.7 million for the nine months ended September 30, 2007, compared with the same period in 2006, was the result of our higher cash and cash equivalent balances and short-term investments from our August 2006 issuance of $345 million 2.50% convertible senior subordinated notes (convertible notes) and our March 1, 2007 issuance of $225.3 million in net proceeds from the sale of 4.1 million shares of common stock. Our average cash balances were $86.9 million and $194.7 million for the three and nine months ended September 30, 2007, compared with $169.3 million and $84.3 million for the same periods in 2006, respectively.

The increase in interest expense in the three and nine months ended September 30, 2007, compared with the same periods in 2006, is primarily the result of the new $1.2 billion credit facility used to finance the Actaris acquisition. Interest expense also increased as a result of our $345 million 2.50% convertible notes issued in August 2006. Average outstanding borrowings were $1.6 billion and $1.2 billion for the three and nine months ended September 30, 2007, compared with $341.8 million and $207.8 million for the same periods in 2006, respectively. The increase in amortization of debt placement fees is the result of these new borrowings. In addition, at September 30, 2007, as a result of our convertible notes exceeding the conversion threshold, and as our debt fees are amortized through the date of the earliest put or conversion option, we expensed approximately $6.6 million of the remaining prepaid debt fees associated with these convertible notes.

Other income (expense) for the three months ended September 30, 2007 consisted primarily of foreign currency fluctuations during the period. For the nine months ended September 30, 2007, foreign currency fluctuations also included $3.0 million in unrealized gains on our euro denominated borrowings, which are now designated as a hedge of a net investment in foreign operations, $2.8 million in net realized gains from foreign currency hedge range forward contracts that were settled as part of the Actaris acquisition and a $1.0 million realized gain from an overnight euro rate change prior to the acquisition of Actaris.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits and state income taxes. We estimate that our 2007 actual income tax rate will be approximately 40%.

Our actual income tax rates were 44% and 40% for three and nine months ended September 30, 2007. During 2007, IPR&D expense, which is not deductible and therefore increases our actual tax rate, was offset by a benefit from legislative reductions in tax rates in Germany and the United Kingdom. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from approximately 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%.

At September 30, 2006, our estimated annual effective income tax rate was 42%, while our actual income tax rate was 39% for the three and nine months ended September 30, 2006. At September 30, 2006, our effective tax rate did not include a federal research credit, as the credit had expired. In December 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. This legislation reduced our estimated 2007 annual effective tax rate as compared with the estimated 2006 annual effective tax rate at September 30, 2006.

Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Although our implementation of FIN 48 did not require a cumulative effect adjustment to retained earnings, we recorded $6.1 million of deferred tax assets and noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of January 1, 2007 and September 30, 2007, the amount of unrecognized tax benefits was $6.1 million and $36.6 million, respectively. Approximately $29.3 million of unrecognized tax benefits were acquired as part of the Actaris acquisition on April 18, 2007. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through September 30, 2008. The amount of unrecognized tax benefits that would affect our actual tax rate as of January 1, 2007 and September 30, 2007 were $6.1 million and $7.5 million, respectively.

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenues Service has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. We reflect in our provision for income taxes interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $9,000 at January 1, 2007. At September 30, 2007, accrued interest was $4.3 million and accrued penalties were $3.6 million. The increase from January 1, 2007 to September 30, 2007 was the result of the Actaris acquisition on April 18, 2007.

Financial Condition

Cash Flow Information:
	Nine Months Ended September 30,
	2007	2006
	(in millions)
Operating activities	$89.7	$87.0
Investing activities	(1,711.3)	(202.1)
Financing activities	1,342.9	316.0
Effect of exchange rates on cash and cash equivalents	2.4	-
Increase (decrease) in cash and cash equivalents	$(276.3)	$200.9

The Actaris acquisition on April 18, 2007 was funded with a $1.2 billion credit facility, $225.3 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand.

Operating activities: Increased revenue activity resulted in cash received from customers of $960.0 million for the nine months ended September 30, 2007, compared with $499.2 million for the nine months ended September 30, 2006. Cash paid to suppliers and employees also increased, and was $417.8 million more for the nine months ended September 30, 2007, compared with the same period in 2006. This increase in operating activity was partially offset by a $39.9 million increase in net interest expense and an increase in taxes paid of $9.4 million in the nine months ended September 30, 2007, compared with the same period in 2006.

Investing activities: Cash paid for the acquisition of Actaris was approximately $1.7 billion. In the first quarter of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the acquisition. We had invested $170.4 million in short-term investments from the $345 million in proceeds received from our convertible note offering in the third quarter of 2006. The acquisition of property, plant and equipment increased $4.3 million in the first nine months of 2007, compared with the same period in 2006, primarily due to Actaris’ activity subsequent to the acquisition.

Financing activities: Proceeds from our new credit facility were $1.2 billion. Debt placement fees associated with this facility were $22.0 million. Net proceeds from the sale of common stock provided $225.3 million. Cash generated from the exercise of stock-based awards was $17.8 million during the nine months ended September 30, 2007, compared with $13.4 million in the same period in 2006. There were no excess tax benefits from stock-based compensation as a result of out net loss for the nine months ended September 30, 2007, compared with $9.1 million for the same period in 2006. During the nine months ended September 30, 2007, we repaid $37.3 million on the credit facility. During the first nine months of 2006, we paid off various debt balances, including the remaining $24.7 million balance on our term loan, $14.8 million on our real estate term note and $3.2 million of project financing debt.

Effect of exchange rates on cash and cash equivalents: The effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) was an increase of $2.4 million for the first nine months of 2007.

We had no off-balance sheet financing agreements or guarantees at September 30, 2007 and December 31, 2006 that we believe were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity, Sources and Uses of Capital:

We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

Credit Facility

The Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of our operating subsidiaries, except our foreign subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2007. At September 30, 2007, there were no borrowings outstanding under the revolver and $51.4 million was utilized by outstanding standby letters of credit resulting in $63.6 million being available for additional borrowings.

This credit facility replaced an original $185 million seven-year senior secured credit facility we entered into in 2004. We repaid $24.7 million remaining on our 2004 senior secured term loan during the first quarter of 2006.

Senior Subordinated Notes

Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at September 30, 2007. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except our foreign subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at September 30, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

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

o
during any fiscal quarter commencing after September 30, 2006, if the closing sale price per share of our common stock exceeds $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The convertible notes also contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at the principal amount, plus accrued and unpaid interest.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at September 30, 2007.

At September 30, 2007, the contingent conversion threshold of our convertible notes was exceeded, since the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2007. As a result, the notes are convertible at the option of the holder as of September 30, 2007, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt; and since our debt fees are amortized through the date of the earliest conversion option, we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes. We believe it is unlikely that a significant portion of the convertible notes would be converted prior to maturity because the market value of the convertible notes exceeds the value that holders of the convertible notes would receive upon conversion. However, if holders elect to convert, we would be required to settle the principal amount of the convertible notes in cash and the conversion premium in cash or shares of our common stock. We would likely fund the repayment with existing cash and cash equivalents, common stock issuances and/or additional borrowings.

Guarantees, Indemnifications and Other Commitments

Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. No liabilities were required for agreements entered into as of September 30, 2007 and December 31, 2006.

We maintain bid and performance bonds for certain customers. Bonds in force were $26.1 million and $6.0 million at September 30, 2007 and December 31, 2006, respectively. The increase in bid bonds was primarily the result of the Actaris acquisition. Bid bonds guarantee that we will enter into a contract consistent with the terms of the bid. Performance bonds provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. We also have standby letters of credit to guarantee our performance under certain contracts. In addition to the outstanding standby letters of credit under our credit facility, our Actaris operating segment has unsecured revolving lines of credit totaling €7.2 million, £1.0 million and $6.4 million, denominated in euros, pound sterling and U.S. dollars, respectively, with total outstanding standby letters of credit of $2.1 million at September 30, 2007. The total outstanding amounts of standby letters of credit were $53.5 million and $23.0 million at September 30, 2007 and December 31, 2006, respectively.

Our net deferred tax assets consist primarily of accumulated net operating losses and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions. We expect to utilize tax loss carryforwards and available tax credits to offset taxes otherwise due on regular taxable income in upcoming years. For 2007, we expect cash payments for federal, state, local and foreign tax purposes to be approximately $14.8 million. Approximately $5.5 million of the 2007 provision will be paid in 2008.

Working capital, which includes current assets less current liabilities, was ($62.5) million at September 30, 2007, compared with $492.9 million at December 31, 2006. The $555.4 million decrease in working capital resulted from the aggregate principal amount of the convertible notes being included in the current portion of long-term debt and the reduction of cash and cash equivalents from the proceeds used to partially fund the acquisition of Actaris.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at September 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

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

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. We have certain customer arrangements with multiple elements. For such arrangements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to the software performance, 4) upon customer acceptance provisions or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Revenue can vary significantly from period to period based on the timing of orders and the application of revenue recognition criteria. Use of the percentage-of-completion method for revenue recognition requires estimating the cost to complete a project. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period.

Unearned revenue is recorded for products or services that have been paid for by a customer but for which the criteria for revenue recognition have not been met as of the balance sheet date. The majority of unearned revenue relates to annual billings for post-sale maintenance and support agreements, but this may vary due to the timing of revenue recognition requirements being met on active contracts. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues.

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

Business Combinations: In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. We make preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. Once we finalize the fair values, we may have changes to the carrying values of tangible and intangible assets, goodwill, commitments and contingencies, liabilities, deferred taxes, uncertain tax positions and restructuring activities. Amounts initially allocated to IPR&D are expensed in the period of acquisition, with the costs to complete the IPR&D expensed in the subsequent period incurred. We may experience unforeseen problems in the development or performance of the IPR&D; we may not meet our product development schedules; or we may not achieve market acceptance of these new products or solutions.

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. At October 1, 2007, our Itron North America segment represents one reporting unit, while our Actaris segment has three reporting units. Intangible assets with a finite life are amortized based on estimated discounted cash flows and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Defined Benefit Pension Plans: As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. FASB Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation, thereby eliminating any previously existing net gain or loss, prior service cost or credit or transition asset or obligation recognized in accumulated other comprehensive income (loss). SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. We use a discount rate that is based on the date of acquisition, which will be updated on an annual basis as of December 31 of each year. In future reporting periods, the adjustment for a change in the discount rate will be recognized in other comprehensive income (loss) in the period in which it occurs.

Deferred Income Taxes: On January 1, 2007, we adopted the provisions of FIN 48, which addresses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on derecognition, classification, interest and penalties on income taxes and the accounting in interim periods. As of January 1, 2007 and September 30, 2007, the amount of unrecognized tax benefits was $6.1 million and $36.6 million, of which $6.1 million and $7.5 million would, if recognized, affect our actual tax rate, respectively. We do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through September 30, 2008.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. Legal contingencies at September 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings; ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in earnings. Derivatives are not used for trading or speculative purposes.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, on a prospective basis. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what effect the adoption of SFAS 159 would have, if any, on our consolidated financial statements.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. As part of our risk management strategy, we are using derivative financial instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, therefore reducing the impact of volatility on earnings or protecting fair values of assets and liabilities. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes.

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of October 1, 2007 and our estimated ratio of funded debt to EBITDA, which determines our rate margin. The table below illustrates the scheduled minimum repayment of principal over the remaining lives of our debt at September 30, 2007.
	2007	2008	2009	2010	2011	Beyond 2011	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$345.0	$-	$-	$-	$-	$-	$345.0
Interest rate	2.50%	-	-	-	-	-

Senior subordinated notes (2)	$-	$-	$-	$-	$-	$125.0	$125.0
Interest rate	-	-	-	-	-	7.75%

Variable Rate Debt (3)
U.S. Dollar Term Loan	$1.5	$6.0	$6.0	$6.0	$6.0	$576.6	$602.1
Average interest rate	7.18%	6.95%	6.67%	6.73%	6.81%	6.96%

Euro term loan	$1.2	$4.7	$4.7	$4.7	$4.7	$430.1	$450.1
Average interest rate	6.73%	6.68%	6.52%	6.51%	6.52%	6.55%

GBP term loan	$0.3	$1.0	$1.0	$1.0	$1.0	$86.1	$90.4
Average interest rate	8.32%	8.08%	7.70%	7.64%	7.59%	7.54%

Interest Rate Swap on Euro Term Loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%	6.59%	6.59%
Average interest rate (Receive)	6.73%	6.68%	6.52%	6.51%	6.52%	6.55%
Net/Spread	0.14%	0.09%	-0.06%	-0.08%	-0.07%	-0.04%

Cross Currency Swap on GBP Term Loan (5)
Average interest rate (Pay)	7.28%	7.05%	6.77%	6.83%	6.91%
Average interest rate (Receive)	8.32%	8.08%	7.70%	7.64%	7.59%
Net/Spread	1.04%	1.03%	0.93%	0.81%	0.68%

(1) On September 30, 2007, our $345.0 million of 2.50% convertible notes due on August 2026, with fixed interest payments of $4.3 million due every six months in February and August, exceeded the conversion threshold. As a result, the notes are convertible at the option of the holder as of September 30, 2007, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt (see Note 7).

(2) The $125.0 million aggregate principal amount of 7.75% senior subordinated notes, due in 2012, was discounted to 99.265 per $100 of principal to yield 7.875% (see Note 7).

(3) The Actaris acquisition was financed in part by a $1.2 billion senior secured credit facility. The facility is comprised of $605.1 million, €335 million and £50 million term loans denominated in USD, EUR and GBP, respectively (see Note 7).

(4) Interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments (see Note 8).

(5) Cross currency interest rate swap to convert our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate, plus an additional margin of 210 basis points, including expected prepayments (see Note 8).

Based on a sensitivity analysis as of September 30, 2007, we estimate that if market interest rates average one percentage point higher in 2007, than in the table above, our earnings before income taxes in the last quarter of 2007 would decrease by approximately $2.9 million.

As part of the acquisition of Actaris Metering Systems SA (Actaris) on April 18, 2007, we entered into a $1.2 billion credit facility, comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving credit facility (revolver). Interest rates on the credit facility are based on the respective borrowing denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively.

These variable rate financial instruments are sensitive to changes in interest rates. During the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation. This variable-to-fixed interest rate swap is considered a highly effective cash-flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $450.3 million (€318.3 million) and the fair value, recorded as a long-term liability, was $2.1 million at September 30, 2007. The amount of net losses expected to be reclassified into earnings in the next twelve months is approximately $663,000. We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk

We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. International revenues were 66% and 56% of total revenues for the three and nine months ended September 30, 2007, compared with 8% and 6% for the three and nine months ended September 30, 2006, respectively.

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

As a result of the Actaris Metering Systems (Actaris) acquisition, effective June 29, 2007, we designated certain portions of our foreign currency denominated term loans hedges of our net investment in foreign operations. Losses of $22.8 million ($14.1 million after-tax) were reported as a component of accumulated other comprehensive income (loss) within the unrealized translation adjustment, which represented effective hedges of net investments, for the three and nine months ended September 30, 2007. During the third quarter of 2007, we also entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense), as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term asset, was $1.9 million. The pound sterling denominated notional amount of the cross currency interest rate swap was $90.4 million (£44.8 million) at September 30, 2007. The U.S. denominated notional amount was $89.5 million at September 30, 2007. We expect the interest rate swap to reduce interest expense by $868,000 during the next twelve months.

In future periods, we may use a combination of derivative contracts to protect against foreign currency exchange rate risks. Alternatively, we may choose not to hedge certain foreign currency risks associated with our foreign currency exposures if such exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At September 30, 2007, the analysis indicated that such market movements would have changed our results from operations by approximately $7 million. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the nine months ended September 30, 2007.

We may be exposed to certain market risks arising from particular transactions. As part of our funding necessary to complete the Actaris acquisition, we entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement was considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts could not be designated as fair value hedges. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain from the termination of the foreign currency range forward contracts.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but less than probable. Legal contingencies at September 30, 2007 and December 31, 2006 were not material to our financial condition and results of operations.

Item 1A:    Risk Factors

There were no material changes during the third quarter of 2007 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 23, 2007.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2007.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2007 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 6th day of November, 2007.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht Sr. Vice President and Chief Financial Officer