Form 10-K
ITRON INC /WA/
filed 2008-02-26
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,356,243,811.

As of February 2, 2008, there were outstanding 30,673,066 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 6, 2008.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties, 4) changes in domestic and foreign laws and regulations, 5) our dependence on new product development and intellectual property, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) foreign business risks and 10) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” in Item 1A.

PART I

ITEM 1:    BUSINESS

Available Information

Documents we provide to the Securities and Exchange Commission (SEC) are available free of charge under the Investor Information section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

General

We provide a comprehensive portfolio of products and services to utilities for the energy and water markets throughout the world. Our strong position in meter data collection and software solutions started with our introduction of handheld computer-based systems in 1977. Through product innovations and several acquisitions, we have become one of the world’s leading providers of metering, data collection and software, serving our customers for over 100 years.

The acquisition of Actaris Metering Systems SA (Actaris) in April 2007 for approximately $1.7 billion increased our total assets to $3.1 billion at December 31, 2007. The acquisition of Actaris creates an opportunity to share technology and expertise around the world as worldwide electric, gas and water utilities look for advanced metering and communication products to better serve their markets.

The Actaris acquisition significantly changes many aspects of our results of operations, financial condition and cash flows, which are described in each applicable area within this Annual Report on Form 10-K.

Market Overview, Products, Systems and Solutions

We have two operating segments, Itron North America and Actaris. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for specific segment results. Itron North America generates the majority of its revenue in the United States and Canada and offers electric meters, electric, gas and water automated meter reading (AMR) and advanced metering infrastructure (AMI) systems, software and services. Actaris generates the majority of its revenue in Europe, Africa, South America and Asia and offers electric, gas and water meters, AMR systems and services. We have retained the Actaris brand and, therefore, our branding of Itron and Actaris products follow the operating segments. The following are our major products and services.

Meters
We estimate there are approximately 2.6 billion meters worldwide. In the United States and Canada we estimate there are 150 million electric meters, 70 million gas meters and 80 million water meters. In the rest of the world we estimate there are approximately 1.3 billion electric meters, 300 million gas meters and 700 million water meters. We also estimate that approximately 30% of all water points are not metered.

Meters measure the consumption of energy and water and are critical components of a utility’s distribution infrastructure. The basic purpose of a meter is to accurately measure consumption, provide long-term durability and meet certain safety needs of the utility. Changes in technology are providing increased capabilities, reliability and accuracy through the use of electronic technology rather than traditional gear-based technology. Electronic technology also allows for simple and cost-effective integration of embedded AMR functionality.

Meter growth has traditionally been driven by new construction and the replacement of old meters. Meters are typically replaced at specified intervals, depending on the type of meter and the specific regulatory oversight in the respective country. Normal meter replacements are typically not affected by factors that influence overall utility capital spending. Therefore, due to the combined replacement of the current installed base and the increase in meter population, we estimate the metering market will continue to grow between 3% and 5% annually, although the adoption of AMR and AMI systems is likely to cause volatility and affect these growth rates. We cannot predict how, and to what extent, the current slowdown in the U.S. housing market will impact this historical growth rate.

We produce electricity, gas, water and heat meters and a variety of other associated metering products for residential, commercial and industrial (C&I) and transmission and distribution (T&D) customers. Our meters comply with the standards established by each standard setting regulatory body in each of the over 130 countries where we sell our products. The primary differences between meters used in each different country are the physical configuration and the certification requirements of the meters.

Electricity Meters, Products and Systems
The world’s demand for energy continues to grow. Utilities are faced with the challenges of rising fuel costs and the burden of increasingly stringent environmental regulations affecting their operations and costs. These challenges drive the need to conserve energy specifically during peak hours, defer the building of additional generation facilities and improve customer service. In addition to our residential, C&I and T&D electricity meters, we also offer several meter reading choices to help meet these challenges. In North America, electricity meters may have AMR functionality using either Itron North America’s AMR or AMI technology, or AMR technology provided by our competitors embedded in the meter. Actaris’ AMR and AMI solutions are being deployed in Europe and in other parts of the world. In addition, pre-payment electricity meters are widely used in the United Kingdom and South Africa. Actaris is one of the largest prepayment meter suppliers in the world, offering one-way and two-way electricity prepayment systems, using smart key, keypad and smart card communication technologies. AMR systems in Europe and other parts of the world utilize GPRS (general packet radio service), radio frequency (RF) or power line carrier (PLC) communication devices depending on the customer’s choice. (See also AMR and AMI Systems below).

Gas Meters, Products and Systems
Investments in the natural gas industry are rising and gas T&D networks are expanding as a result of growing demand. Throughout most of the world, accelerating market deregulation trends are allowing more and more customers to choose gas suppliers based on price. With these industry changes, there is increased need to conserve energy and improve customer service. Actaris’ residential and industrial gas meters include diaphragm, turbine and rotary technologies. Actaris provides a wide selection of regulators and safety devices for most applications in natural gas distribution, from high pressure regulators used in city gate stations to residential regulators. Our products and systems combine modern metering, regulation and safety devices, AMR, prepayment, energy metering, load monitoring and operating controls.

Water & Heat Meters, Products and Systems
Water conservation continues to be a worldwide concern. There are many efforts underway to stimulate more efficient use of water and heat. Water utilities are focused on increasing the efficiency of water production and minimizing waste in consumption. Demand for water metering and heating and cooling metering (the measurement of energy consumed in district heating and cooling distribution systems and in heat cost allocations) are constantly growing. Actaris supplies a complete range of water and heat meters and associated AMR systems for residential and C&I markets including mechanical detection (turbine and piston) and ultrasonic technology. All water and heat meters are pre-equipped for remote data reading needs. Benefiting from almost 25 years of AMR experience, we provide a range of modules (wireless and wired technology), advanced leak detection systems and a variety of software for managing the collection and transmission of data from our AMR systems, including meter data for billing systems and our knowledge applications.

AMR and AMI Systems
Of the total 2.6 billion electric, gas and water meters worldwide, we estimate about 6% have been upgraded to AMR or AMI capability. We estimate that of the 300 million energy and water meters in the United States and Canada, between 35% and 40% are read with AMR or AMI systems, of which about half are read with Itron North America technology. Throughout the rest of the world, we estimate about 2% of the meters are read with AMR or AMI systems primarily due to infrequent meter reads. AMR growth in the United States and Canada has primarily been driven by the need to reduce operational cost, including the reduction of labor costs, improve operating cash flow with shorter read-to-pay cycle times and enhance customer service in the form of increased billing accuracy and timeliness of billing cycles, as these utilities typically read meters each month. In many parts of the world, meters are only read annually and bills are estimated monthly or quarterly; however, with the increased demand for energy and water, compounded by the scarcity of resources and concerns for the environment, regulatory bodies worldwide are starting to require utilities to increase their reading frequency.

We believe AMI growth will be driven primarily by limited energy supplies particularly at utilities with a high geographic concentration of customers. Limited supplies of energy will force these utilities to utilize their current energy supplies more efficiently. Many utilities are working to smooth consumption during peak hours in order to reduce the need to buy or build new sources of power generation in order to meet peak load demand. Construction costs, combined with environmental and regulatory issues, make the addition of new power generation assets a difficult endeavor. AMI will allow utilities to communicate real-time pricing and usage information to their customers and deploy time of use pricing strategies. As a result, AMI systems will help decrease peak loads by allowing customers to make informed and real-time choices about their energy consumption and associated costs.

AMI systems have substantially more features and functions than AMR systems and include such capabilities as the ability to remotely connect and disconnect service to the meter, the ability to perform bi-directional metering and the ability to communicate with in-home displays, smart thermostats and appliances. AMI systems are generally implemented after extensive review by the utility’s standard setting regulatory body and usually involve a limited trial of the system before full deployment. While we believe most utilities will implement AMR or AMI systems, the timing of these investments can be affected by many factors including the rate of regulatory changes and utility capital spending levels.

o	Itron North America AMR systems
For over 15 years, Itron North America has offered AMR technology that enables utilities to migrate from one product offering, such as our handheld computer product, to a mobile or fixed network, to achieve higher forms of automation and more frequent meter reads. These AMR systems are comprised of AMR meters or modules, data collection hardware and software.

Our North America AMR meters and modules encode consumption, tamper and other information from the meter and communicate the data via RF to our handheld, mobile and network radio-based data collection technology. We embed our AMR technology into our electronic electricity meters. Gas and water AMR modules can be retrofitted to existing gas or water meters or installed in or on new meters.

Data collection hardware consists of handheld computers, mobile AMR and fixed network AMR. We provide several models of handheld computers that are used by meter readers to walk a route. Most handheld units we sell today are radio-equipped (handheld AMR); however, where there is not an AMR enabled meter, the meter reader visually reads the meters and inputs the data. Mobile AMR uses a radio transceiver located in a vehicle that communicates with all AMR-enabled meters within range and receives meter reading, tamper and other information from the meters. Mobile AMR is designed for reading concentrated deployments of AMR-enabled meters. Fixed network AMR communicates with AMR-enabled meters through an RF network on a more frequent basis. Concentrators are installed within a utility’s territory and use a variety of public communication platforms including GPRS, Ethernet, PSTN (public switched telephone networks), BPL (broadband over power line) and others to transfer data between the concentrators and a host processor at a utility

The data collection systems manage the collection and transmission of data and provide meter data for billing systems, data warehouses, Internet data presentment and our knowledge applications.

Our water fixed network and products are designed to cost-effectively address issues that are unique to the water industry. In addition to fixed network AMR capabilities, we provide an advanced water leak detection system and software for pipeline management using patented acoustic technology that analyzes vibration patterns from the distribution system. This technology significantly improves a utilities’ ability to proactively maintain their water infrastructure and provides them the ability to analyze the data collected to help pinpoint leaks.

o	Actaris AMR Systems
Actaris provides a range of AMR communication technologies for its electricity, gas, water and heat metering products that provide consumption, tamper, outage and leak detection and profile analysis. This information is transmitted from modules embedded in the Actaris meter to either handheld computers and/or fixed networks, allowing utilities to collect the data for billing systems and analyze the meter data for better utility management. These communication technologies include telephone (PSTN), RF, GSM (Global System for Mobile communications), GPRS, PLC and Ethernet devices. Actaris’ AMR electric solutions also offer single and multi-tariff capabilities and certain load shedding functions.

o	Itron North America AMI Systems
Itron North America offers AMI, or smart metering, systems with our OpenWay® architecture. OpenWay is a standards-based, open-architecture smart metering solution that helps utilities better manage limited energy supplies and provide pertinent information about energy usage to energy consumers. The OpenWay system provides two-way communication for residential and commercial electricity meters, which allows for advanced data collection, and certain command and control functions, including remote connect and disconnect, net metering, integrated clock for critical peak pricing (CPP), time of use and CPP displays on register, interval data storage, alarms and upgradeable firmware. Our AMI software can be configured to include load management, demand response and prepayment capabilities. Each OpenWay meter is equipped with a ZigBee® based gateway (a low-power, short distance wireless standard) that enables the utility to communicate with its customer’s designated in-home monitoring devices, allowing the consumer to make more informed choices about energy consumption. ZigBee technology has the ability to gather gas and water meter reads from AMR enabled gas and water meters. The OpenWay system can utilize a variety of public communication platforms to transfer data, including GPRS, Ethernet, PSTN, BPL, WiFi, WiMax and others.

Other Products
o
Meter Data Management: Itron North America provides solutions for residential and C&I meter data management. Our meter data management software solutions provide functions that support the process of meter data collection by using open and flexible interfaces, data validation, estimation and editing, complex calculations and aggregation, time-of-use information and interactive graphics. These databases are also used for other complex data applications.

o
Knowledge Applications: Itron North America provides utilities and large C&I end-users with software knowledge applications, data warehouses and analytic and visualization tools that use the meter and other data collected. Our knowledge applications include modules for C&I complex billing; web-based usage analysis for customers with advanced metering data and C&I customers (customer care); distribution asset analysis; load research and management; revenue protection, including theft detection and identification of unbilled revenue; and central market data collection and load settlement. We also offer forecasting services and software products that are used by utilities, market operators, government agencies and others for predicting load growth and requirements, revenue, new facility requirements, customer reaction to proposed programs and rates, day-ahead energy needs and longer-term energy needs.

o
Consulting and Analysis: Itron North America provides consulting and analysis (C&A) services in the areas of market research, load research, renewable and distribution generation program design and evaluation, energy efficiency program evaluation and design, energy policies, rate design and regulatory support. The C&A client base in these areas is comprised of major energy utilities, research organizations, government agencies and other institutional clients throughout the United States.

o
Professional Services: Itron North America offers professional services that help our customers implement, install, project manage and maintain their meter reading systems. Our service professionals assist our customers in identifying and correcting operational issues, optimize the use of our innovative solutions products and provide training and education. For Itron North America products, we operate a call center 24 hours a day to help customers with problems they may encounter. In addition, we have service and repair depots for our handheld and AMR systems in several locations.

o
Managed Services: Actaris’ managed service business provides a solution to allow utilities to outsource their prepayment information technology needs. These managed services include the issuing of prepayment devices (smart keys, smart cards, mobile phone credit cards and tokens), automated processing of transaction details, customer account management, maintenance of historical financial transactions, business to business call centers and personalized mailing services. In the United Kingdom, our managed services are fully integrated into the nationwide industry standard utility data transfer network, which allows data to be exchanged automatically with other utilities in a standard format.

Operational Capabilities

Sales and Distribution
We have two sales organizations: one for Itron North America and another for Actaris. Both sales organizations use a combination of direct and indirect sales channels. For the largest electric, gas and water utilities, with which we have long-established relationships, we utilize a direct sales force with technical support teams. For smaller utilities, we typically use an indirect sales force that consists of distributors, representative agencies, partners and meter manufacturer representatives. We also sell electricity and water AMR modules through original equipment manufacturer arrangements with several major meter manufacturers. In these arrangements, manufacturers incorporate our AMR modules into new meters and then offer these AMR-enabled meters for sale. We also license our North America AMR technology to certain meter manufacturers who embed our AMR technology into their meters.

No single customer represented more than 10% of total revenues for 2007 or 2005. One customer, Progress Energy, represented 16% of total revenues for the year ended December 31, 2006. During 2007, 2006 and 2005, our 10 largest customers in each of those years accounted for approximately 14%, 40% and 26%, of total revenues, respectively.

Manufacturing
Itron North America has two primary manufacturing facilities in the United States: one in Minnesota to manufacture gas and water AMR modules and one in South Carolina to manufacture electricity meters. Contract manufacturers are used for certain handheld systems, peripheral equipment and low volume AMR products.

Actaris has manufacturing facilities throughout the world. The Actaris Electricity division is headquartered in Felixstowe, United Kingdom, with principal manufacturing facilities located in France, the United Kingdom, Hungary, Brazil, Portugal and South Africa. The Actaris Gas division is headquartered in Karlsruhe, Germany, with principal manufacturing facilities in Germany, the United Kingdom, France, Italy, China, South America and the United States. The Actaris Water division is headquartered in Mâcon, France, with principal manufacturing facilities in France, Germany, Italy, the United States and Brazil. All three business lines have a number of smaller local assembly, test, service and calibration facilities to address local markets.

Our products require a wide variety of components and materials. Although we have multiple sources of supply for most of our material requirements, certain components and raw materials are supplied by sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will be no interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials, such as electrical components, plastics, copper and brass, which are used in varying degrees in our meter products. See “Risk Factors” within Item 1A, included in this Annual Report on Form 10-K, for a further discussion related to risks.

Product Development
Our current product development focus is on improvements to existing technology as well as the development of next-generation technology for electricity, gas and water meters, data collection, communications technologies, data warehousing and software knowledge applications. We spent approximately $95 million, $59 million and $47 million on product development in 2007, 2006 and 2005, respectively. Actaris’ product development from the April 18, 2007 acquisition date through December 31, 2007 was $28 million. Itron North America’s product development was $67 million for the year ended December 31, 2007. During 2007, Itron North America had a strong focus on our AMI solution development.

Marketing
Our marketing efforts focus on brand recognition and product solutions through an integrated approach that includes participation in industry trade shows and web-based seminars and the preparation and distribution of various brochures, published papers, case studies, print advertising, direct mail, newsletters and conferences. In addition, we direct customers to our global website that provides information on all of our products and services.

We maintain communications with our customers through integrated and targeted marketing campaigns, market surveys, market trend analysis and at our annual Itron North America Users’ Conference.

Employees
At December 31, 2007, we had approximately 8,400 people, with approximately 2,600 in Itron North America and 5,800 at Actaris. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

We provide a broad portfolio of products, systems and services to customers in the utility industry and compete with a large number of competitors who also offer similar products, systems and services. We believe that our competitive advantage is based on established customer relationships, our track record of reliable products, integrated solutions, product cost, product innovation, upgradeable AMR systems and our knowledge application tools. During recent years, vendor consolidation has occurred in the industry. In many of our markets, there are participants who may be both competitors and partners.

Our primary competitors for our meters and products (including AMR and AMI technology, software and services) are the ABB Group, Badger Meter, Inc., the Bayard Group, Cooper Industries, Ltd., Dandong Visionseal Co., Datamatic, Ltd., Dresser, Inc., Echelon Corporation, the Elster Group, Emerson Electric Co., eMeter Corporation, EnergyICT NV, ESCO Technologies Inc., General Electric Company, Holley Group Co., Ltd., Hydrometer, Iskraemeco, d.d., Oracle Corporation, Roper Industries, Inc., Schneider Electric and Sensus Metering Systems Inc. These competitors may offer a broad range of meters and related products, or may specialize in a specific technology or service.

Bookings and Backlog of Orders

Bookings for a reported period represent contracts and firm purchase orders received during the specified period. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next twelve months. Bookings and backlog exclude maintenance-related activity and agreements that do not represent firm purchase orders. Customer agreements that contain cancellation for convenience terms are generally not reflected in bookings and backlog until firm purchase orders are received. Backlog is not a complete measure of our future business due to these customer agreements, as well as significant book-and-ship orders. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations and other factors.

Information on bookings and backlog is summarized as follows:

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2007	$1,419	$659	$501
December 31, 2006	652	392	225
December 31, 2005	655	324	188

In December 2007, Itron reached an agreement valued at approximately $480 million with Southern California Edison (SCE) to deploy Itron’s OpenWay meter and communications system. This is the largest contract in our history. However, the agreement may be cancelled by SCE for convenience and does not guarantee a specified volume of meters; therefore, we booked only $11.2 million in 2007 for which we received a firm purchase order. As firm purchase orders are received from SCE during the four year deployment period, we will add them to bookings.

Other Business Considerations

Intellectual Property
Itron North America owns or licenses 287 U.S. and counterpart international patents and has on file 84 U.S. and 158 counterpart international patent applications. Actaris owns or licenses 58 U.S. and 521 international patents and has on file 8 U.S. and 164 international patent applications. These patents cover a range of technologies related to metering, portable handheld computers, water leak detection and AMR related technologies.

We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many foreign countries. Itron North America’s registered trademarks include, but are not limited to, ITRON®, “KNOWLEDGE TO SHAPE YOUR FUTURE®”, CENTRON®, MV-90®, MV-90®xi, ENDPOINT-LINK®, ERT®, EEM SUITE®, OPENWAY®, QUANTUM® Q1000, SENTINEL® and SERVICE-LINK®. Itron North America’s unregistered trademarks include, but are not limited, to CHOICECONNECT™, ITRON ENTERPRISE EDITION™, LD-PRO™, METRIXND™, MLOG™, SREAD™ and UNILOG™. Actaris’ registered trademarks include, but are not limited to, ACTARIS®, AQUADIS®, CYBLE®, FLOSTAR®, WOLTEX®, FLODIS®, ECHO®, GALLUS®, RF1®, DELTA®, FLUXI®, CORUS®, ACE®, SL7000® and PULSADIS®.

Disputes over the ownership, registration and enforcement of intellectual property rights arise in the ordinary course of our business. We license some of our technology to other companies, some of which are our competitors. Currently, we are not a party to any material intellectual property litigation.

Regulation and Allocation of Radio Frequencies
Certain of our products made for the U.S. market use radio frequencies that are regulated by the Federal Communications Commission (FCC) pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be renewed periodically. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

Although radio licenses generally are required for radio stations, Part 15 of the FCC’s rules permits certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices cannot cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our AMR modules and AMR-equipped electronic residential electricity meters are typically Part 15 devices that transmit information back to handheld, mobile or fixed network AMR reading devices pursuant to these rules. Many of our AMR systems utilize the 902-928 MHz band pursuant to the Part 15 rules for these transmissions.

The FCC has initiated a rulemaking proceeding in which it is considering adopting “spectrum etiquette” requirements for unlicensed Part 15 devices operating in the 902-928 MHz band. Although the outcome of the proceeding is uncertain, we do not expect to have to make material changes to our equipment, and adoption of some of the proposals that have been made in the proceeding could reduce the potential for interference with our systems from other Part 15 devices.

The FCC has also adopted service rules governing the use of the 1427-1432 MHz band. We use this band in connection with various devices in our network solutions. Among other things, the rules reserve parts of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with other users of the band. Although the FCC issues licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply, we believe we will continue to have access to sufficient spectrum in the 1429.5-1432 MHz band under favorable conditions.

Outside of the United States, certain of our products require the use of radio frequencies and are also subject to regulations in those jurisdictions where we have deployed such equipment. In some jurisdictions, radio station licensees are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In other jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our AMR modules and AMR-equipped electronic residential electricity meters typically are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. Generally, we use the unlicensed Industrial, Scientific and Medical (ISM) bands with the various devices in our network solutions. In Europe, we generally use the 433 MHz and 868 MHz bands. In the rest of the world, we use the 2.4000-2.4835 GHz band. In either case, although the availability of unlicensed bands or radio station licenses for a particular frequency band in jurisdictions outside of the United States may be limited, we believe we will continue to have access to sufficient spectrum under favorable conditions.

Environmental Regulations
In the ordinary course of our business we use metals, solvents and similar materials that are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by unaffiliated waste haulers and is processed by unaffiliated contractors or vendors. We have made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in compliance with laws, rules and regulations applicable to the storage, discharge, handling, emission, generation, manufacture and disposal of, or exposure to, toxic or other hazardous substances in each of those jurisdictions in which we operate. Two Environmental Protection Agency reports issued in 1992 and 1997 identified several solid waste management units and areas of concern at one of our South Carolina manufacturing facilities. In addition, trichloroethylene (TCE) soil and groundwater contamination exist at this South Carolina facility from a TCE storage tank that was removed in 1994. Schlumberger Limited (Schlumberger) and various related parties, from which we purchased the operations of this facility in 2004, entered into a consent agreement with the South Carolina Department of Health and Environmental Control regarding certain related environmental remedial activities. Under the terms of the 2004 acquisition agreement, Schlumberger is retaining all liability for these matters.

The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the European Union to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive is referred to as the WEEE Legislation). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states was delayed until 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. China has passed similar legislation, which took effect March 1, 2007. California has drafted electronic recycling laws similar to the WEEE legislation, but such legislation has not as yet been enacted. The liability for such environmental costs is accrued when considered probable and the costs can be reasonably estimated. We have determined the liability for our responsibilities under the WEEE Legislation to be immaterial to our operations and financial position at December 31, 2007, and we do not currently anticipate material capital expenditures for environmental control facilities. We are continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

The European Union has also enacted the Restriction of Hazardous Substances (RoHS) directive, which went into effect on July 1, 2006. Of the numerous hazardous substances defined in this directive, our only products known to be affected at this time are low volume handhelds, which have been updated to comply with the RoHS directive. We are continuing to evaluate the impact of RoHS legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Incorporation
We were incorporated in the state of Washington in 1977.

MANAGEMENT

Executive Officers of the Registrant

Set forth below are the names, ages and titles of our executive officers as of February 25, 2008.

Name	Age	Position
LeRoy D. Nosbaum	61	Chairman of the Board and Chief Executive Officer
Steven M. Helmbrecht	45	Sr. Vice President and Chief Financial Officer
John W. Holleran	53	Sr. Vice President, General Counsel and Corporate Secretary
Philip C. Mezey	48	Sr. Vice President and Chief Operating Officer, Itron North America
Malcolm Unsworth	58	Sr. Vice President and Chief Operating Officer, Actaris
Jared P. Serff	40	Vice President, Competitive Resources

LeRoy Nosbaum is Chairman of the Board and Chief Executive Officer. Mr. Nosbaum has been a director and our CEO since 2000 and Chairman of the Board since 2002. Since joining Itron in 1996, Mr. Nosbaum has held positions as Chief Operating Officer and Vice President with responsibilities over manufacturing, product development, operations and marketing. Before joining Itron, Mr. Nosbaum was with Metricom Inc., a supplier of wireless data communications networking technology. Prior to joining Metricom, Mr. Nosbaum was with Schlumberger from 1969 to 1989 in various roles, including General Manager of Schlumberger’s Integrated Metering Systems Division.

Steve Helmbrecht is Sr. Vice President and Chief Financial Officer. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International and was named Sr. Vice President and Chief Financial Officer in 2005. From 2000 to 2002, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation (LineSoft), which was acquired by Itron in 2002. Prior to joining LineSoft, Mr. Helmbrecht spent seven years with SS&C Technologies, Inc., a software company focused on portfolio management and accounting systems for institutional investors.

John Holleran is Sr. Vice President, General Counsel and Corporate Secretary. Mr. Holleran joined Itron in January 2007. Prior to joining Itron, Mr. Holleran spent over 25 years with Boise Cascade Corporation where he served as Vice President and General Counsel for eight years prior to his promotion in 1999 to Senior Vice President, Human Resources and General Counsel, a position he held until 2004. In 2005, he served as Executive Vice President, Administration, and Chief Legal Officer for Boise Cascade, LLC, the paper and forest products company resulting from the reorganization of Boise Cascade Corporation. In 2006 he was associated with Holleran Law Offices PLLC.

Philip Mezey is Sr. Vice President and Itron North America’s Chief Operating Officer. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group as a result of Itron’s acquisition of Silicon Energy Corp. (Silicon). He later was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005 he became Sr. Vice President Software Solutions, and was promoted to his current position in 2007 following our acquisition of Actaris. Mr. Mezey joined Silicon in 2000 as Vice President, Software Development. Prior to joining Silicon, Mr. Mezey was a founding member of Indus, a leading provider of integrated asset and customer management software.

Malcolm Unsworth is Sr. Vice President and Actaris’ Chief Operating Officer, based in Luxembourg. Mr. Unsworth joined Itron in July 2004 as Sr. Vice President, Hardware Solutions upon our acquisition of Schlumberger’s electricity metering business. Mr. Unsworth was promoted to his current position in 2007 following our acquisition of Actaris. Mr. Unsworth spent 25 years with Schlumberger, and served most recently as President of its electricity metering business from 2000 to 2004.

Jared Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004 as part of the Schlumberger electricity metering acquisition. Mr. Serff spent six years with Schlumberger, the last four of which were as Director of Human Resources with Schlumberger’s electricity metering business where he was in charge of personnel for all locations in Canada, Mexico, France and Taiwan, in addition to the United States.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, slowdowns in new residential and commercial construction, utility specific financial circumstances and general economic downturns. We have experienced, and may in the future experience, variability in operating results, on an annual and a quarterly basis, as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable.

Sales cycles for standalone meter products (those without AMR and AMI features) are typically based on annual or bi-annual bid-based agreements, with no defined delivery dates. Customers can place purchase orders against these contracts as their meter stocks deplete, which can create fluctuations in our sales volumes.

Sales cycles for AMR and AMI projects are generally long and unpredictable due to budgeting, purchasing and regulatory approval processes that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Section 1252 of the U.S. Energy Policy Act of 2005 requires electric utilities to consider offering their customers time-based rates. The Act also directs these utilities and state utility commissions to study and evaluate methods for implementing demand response, to shift consumption away from peak hours and to improve power generation. These requirements could change the process of evaluating and approving technology purchases, which could extend or delay sales.

The European Union has also issued a directive stating that customers should have a choice in their electric and gas suppliers. The directive obligates member states to take necessary measures to achieve a competitive, secure and environmentally sustainable market in electricity and gas. Member states must ensure that all household customers and small enterprises enjoy the right to be supplied with electricity and gas of a specified quality at reasonable, comparable and transparent prices. While we believe the opening of these markets will provide opportunities for sales of our products, the pace at which these markets will be opened could be slowed substantially by legislative and regulatory delays, regulatory approvals related to the deployment of new technology, capital budgets of the utilities and purchasing decisions by our customers.

Our quarterly results may fluctuate substantially.

We have experienced variability of quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including costs related to acquisitions, in-process research and development (IPR&D), intangible amortization expenses, stock-based compensation, legal activity, unexpected warranty liabilities, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, changes in accounting standards or practices, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, the shortage or change in price of certain components or materials, foreign currency fluctuations, changes in interest rates, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the utility industry.

Our acquisitions of and investments in third parties carry risks and may affect earnings due to charges associated with the acquisition or could cause disruption to the management of our business.

We have acquired nine companies since December 31, 2002, the largest of which is our most recent acquisition of Actaris for $1.7 billion and the acquisition of Schlumberger’s electricity metering business for $256 million in 2004. We expect to complete additional acquisitions and investments in the future, both within and outside of the United States. There are no assurances, however, we will be able to successfully identify suitable candidates or negotiate appropriate acquisition terms. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that we would be able to do so on acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies, difficulties in operating businesses in foreign legal jurisdictions, changes in the legal and regulatory environment or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. We may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business and our results of operations. Impairment of an investment or goodwill and intangible assets may also result if these risks materialize. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective or generate significant revenues, profits or cash flows. During prior years, we have incurred impairments and write-offs of minority interest investments.

Acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs or other charges associated with the acquisition, such as acquired IPR&D. During 2007, we expensed $36.0 million in IPR&D expense associated with our Actaris acquisition. During the fourth quarter of 2004, we expensed $6.4 million in IPR&D expense associated with the acquisition of Schlumberger’s electricity metering business.

We are subject to international business uncertainties.

A substantial portion of our revenues are derived from operations conducted outside the United States. International sales and operations may be subject to risks such as the imposition of government controls, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer receivable collection periods than in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing foreign operations, potential insolvency of international distributors, burdens of complying with different permitting standards and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

We depend on our ability to develop new products.

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, including technological advances, changing customer requirements, international market acceptance and other factors in the markets in which we sell our products. This product development will require continued investment in order to maintain our market position. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Oftentimes, new products require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner. Finally, we may not achieve market acceptance of our new products and services.

A significant portion of our revenues are generated from a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The ten largest customers accounted for 14%, 40% and 26% of revenues for the years ended 2007, 2006 and 2005, respectively. One customer, Progress Energy, accounted for 16% of total Company revenues in 2006. No single customer represented more than 10% of total Company revenues in 2007 and 2005. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

As we enter into agreements related to the deployment of AMI products and technology, the potential value of these contracts could be substantially larger than contracts we have had with our customers in the past. These deployments could also last several years, which would be longer than prior deployment agreements with our customers. The terms and conditions of these AMI agreements related to testing, contractual liabilities, warranties, performance and indemnities could be substantially different than the terms and conditions associated with our standard products and services.

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have substantially greater financial, marketing, technical or manufacturing resources and, in some cases, have greater name recognition and experience. Some competitors may enter markets we serve and sell products at lower prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. We may also have to adjust the prices of some of our products to stay competitive. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are affected by availability and regulation of radio spectrum.

A significant number of our products use radio spectrum, which in the United States, are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the U.S. Congress will adopt additional changes.

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

We are also subject to regulatory requirements in jurisdictions outside of the United States. In those jurisdictions, licensees are generally required to operate a radio transmitter and such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our AMR modules and AMR-equipped electronic residential electricity meters are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. To the extent we wish to introduce into a new market products designed for use in the United States or another country, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

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

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

We may face product-failure exposure that exceeds our recorded liability.

We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. These warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures. As a result, we may incur additional warranty and related expenses in the future with respect to new or established products.

Our key manufacturing facilities are concentrated.

In the event of a significant interruption in production at any of our manufacturing facilities, considerable expense, time and effort could be required to establish alternative production lines to meet contractual obligations, which would have a material adverse effect on our business, financial condition and results of operation.

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

We are subject to various governmental regulations in all of the jurisdictions in which we conduct business. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

Changes in environmental regulations, violations of the regulations or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

Our business and our facilities are subject to a number of laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, we use metals, solvents and similar materials, which are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at, or in relation to, the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

We may in the future be responsible for investigating and remediating contamination at the sites we own or lease. With respect to one of our South Carolina facilities, certain environmental remedial activities are required pursuant to a consent agreement between Schlumberger (and various related parties), from which we purchased the operations of this facility in 2004, and the South Carolina Department of Health and Environmental Control (SCDHEC). Prior remedial activities also were undertaken at this location under the guidance of the United States Environmental Protection Agency. The consent agreement with the SCDHEC requires Schlumberger to investigate and remediate groundwater and related soil and surface water contamination and releases of any hazardous waste or hazardous constituents that present an actual or potential threat to human health and the environment. Under the terms of our 2004 acquisition agreement, Schlumberger agreed to complete all remedial obligations associated with the consent agreement, and agreed to indemnify us for all costs incurred as a result of any releases and generation or transportation of hazardous materials prior to the acquisition. Although we expect Schlumberger to comply with the terms of the consent agreement and the acquisition, there is a risk that such remediation will interfere with our future use of this South Carolina property, or if Schlumberger did not comply, the remediation responsibility would transfer to us.

We potentially face costs and liabilities in connection with product take-back legislation. The European Union has enacted the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of certain types of electrical equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the European Union to enact the directive in their respective countries was August 13, 2004. Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain European Union member states was delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan. China has passed similar legislation, which took effect March 1, 2007. California has drafted electronic recycling laws similar to the WEEE legislation, but such legislation has not as yet been enacted. Our potential liability resulting from the WEEE and similar legislations could become substantial.

Our credit facility (credit facility), and the indentures related to our senior subordinated notes and our convertible senior subordinated notes, limit our ability and the ability of most of our subsidiaries to take certain actions.

Our credit facility, senior subordinated notes (7.75% senior subordinated notes due 2012) and convertible notes (2.5% convertible senior subordinated notes due 2026) place restrictions on our ability and the ability of most of our subsidiaries to, among other things:

•	incur more debt;
•	pay dividends and make distributions;
•	make certain investments;
•	incur capital expenditures above a set limit;
•	redeem or repurchase capital stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale lease-back transactions;
•	merge or consolidate; and
•	transfer or sell assets.

Our credit facility contains other customary covenants, including the requirement to meet specified financial ratios. Our ability to borrow under our credit facility will depend on the satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants. Our credit facility is sensitive to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations.

Our failure to comply with obligations under our borrowing arrangements may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of such indebtedness. In addition, indebtedness under other instruments (such as our senior subordinated notes) that contain cross-default or cross-acceleration provisions also may be accelerated and become due and payable. We cannot be certain we will be able to remedy any such defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to borrow sufficient funds to replace the accelerated indebtedness on terms favorable to us or at all. In addition, in the case of an event of default under our secured indebtedness such as our credit facility, the lenders may be permitted to foreclose on our assets securing that indebtedness.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future, especially in light of acquisitions that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

The accounting method for convertible debt securities with net share settlement features, like our convertible notes, may be subject to change.

In August 2006, we issued $345 million of 2.5% convertible senior subordinated notes (convertible notes) with a net share settlement feature. Our convertible notes are not considered conventional convertible debt as defined in Emerging Issues Task Force (EITF) 05-02, The Meaning of Conventional Convertible Debt instruments in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (Net Share Convertibles), interest expense is accounted for in the same manner as non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which case the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

A proposed Financial Accounting Standards Board (FASB) Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion was issued on August 31, 2007 for a 45-day comment period that ended October 15, 2007. The FASB is expected to begin its redeliberations of the guidance in that proposed FSP in February 2008. The proposed FSP requires, among other things, the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We cannot predict the outcome of the FASB deliberations or any other changes in Generally Accepted Accounting Principles (GAAP) that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. In addition, these impacts could adversely affect the trading price of our common stock.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

Our Itron North America operating segment operations are located primarily in North America. Our Actaris operating segment operations are located in Europe and throughout the rest of the world.

The following table lists the number of factories and sales and administration offices by region.

	Manufacturing, Assembly, Service and Distribution		Administration, Sales and Other
	Owned	Leased	Owned	Leased
North America	4	9	1	24
Europe	15	4	-	23
Asia/Pacific	2	4	-	25
Other (rest of world)	4	3	-	15
Total	25	20	1	87

Our factory locations consist of manufacturing, assembly, service and distribution facilities. Our sales and administration offices may also include various product development operations. Our headquarters facility is located in Liberty Lake, Washington. Our principal properties are owned and in good condition and we believe our current facilities will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2007 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We believe the claims are without merit and no liability has been recorded. However, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may occur as a result of this claim.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron, Inc. during the fourth quarter of 2007.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2007 and 2006 as reported by the NASDAQ Global Select Market.

	2007		2006
	High	Low	High	Low
First Quarter	$68.91	$51.15	$62.75	$39.44
Second Quarter	$78.72	$64.57	$73.72	$52.58
Third Quarter	$96.08	$73.55	$60.46	$44.76
Fourth Quarter	$112.92	$72.78	$57.50	$46.87

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of NASDAQ (U.S. Companies) Index, our peer group of companies used for the year ended December 31, 2007 and our prior peer group of companies used for the year ended December 31, 2006.

The above presentation assumes $100 invested on December 31, 2002 in the common stock of Itron, Inc., the NASDAQ (U.S. Companies) Index and the peer group, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

As a result of the acquisition of Actaris on April 18, 2007, we reassessed our peer group to identify global companies that were either direct competitors or had similar industry and business operating characteristics. Our new peer group includes the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., ESCO Technologies Inc., Mueller Water Products, LLC, National Instruments Corporation and Roper Industries, Inc. Our previous peer group included the following publicly traded companies: Analogic Corporation, Badger Meter, Inc., EMS Technologies, Inc., ESCO Technologies Inc., Roper Industries, Inc., Symbol Technologies, Inc. and Trimble Navigation Limited.

Holders

At January 31, 2008 there were 324 holders of record of our common stock.

Dividends

Since the inception of the Company, we have not declared or paid cash dividends. In addition, our credit facility dated April 18, 2007 and our senior subordinated notes due 2012 prohibit the declaration or payment of a cash dividend as long as these facilities are in place. Upon repayment of our borrowings, we intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

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

	Year Ended December 31,
	2007 (1)	2006	2005	2004 (2)	2003
	(in thousands, except per share data)
Statements of Operations Data
Revenues	$1,464,048	$644,042	$552,690	$399,194	$316,965
Cost of revenues	976,761	376,600	319,069	228,525	173,411

Gross profit	487,287	267,442	233,621	170,669	143,554
Operating expenses
Sales and marketing	125,842	63,587	56,642	45,279	40,985
Product development	94,926	58,774	47,077	44,379	41,508
General and administrative	100,071	52,213	44,428	35,490	26,641
Amortization of intangible assets	84,000	31,125	38,846	27,901	9,618
In-process research and development	35,975	-	-	6,400	900
Restructurings	-	-	390	7,258	2,208
Total operating expenses	440,814	205,699	187,383	166,707	121,860

Operating income	46,473	61,743	46,238	3,962	21,694
Other income (expense)
Interest income	10,477	9,497	302	166	159
Interest expense	(89,965)	(17,785)	(18,944)	(13,145)	(2,638)
Other income (expense), net	435	(1,220)	(68)	(389)	(1,316)
Total other income (expense)	(79,053)	(9,508)	(18,710)	(13,368)	(3,795)

Income (loss) before income taxes	(32,580)	52,235	27,528	(9,406)	17,899

Income tax (provision) benefit	16,436	(18,476)	5,533	4,149	(7,421)

Net income (loss)	$(16,144)	$33,759	$33,061	$(5,257)	$10,478

Earnings (loss) per share
Basic	$(0.55)	$1.33	$1.41	$(0.25)	$0.51

Diluted	$(0.55)	$1.28	$1.33	$(0.25)	$0.48

Weighted average number of shares outstanding
Basic	29,584	25,414	23,394	20,922	20,413
Diluted	29,584	26,283	24,777	20,922	21,740

Balance Sheet Data
Working capital (deficit) (3)	$218,861	$492,861	$116,079	$58,123	$(1,846)
Total assets	3,100,549	988,522	598,884	557,151	303,489
Total debt	1,590,541	469,324	166,929	278,235	52,269
Shareholders' equity	758,802	390,982	317,534	184,430	177,244

(1)
On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris). Refer to Item 8: "Financial Statements and Supplementary Data, Note 4: Business Combinations" for a discussion of the effects of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2007 includes the operating activities of the Actaris acquisition from April 18, 2007 through December 31, 2007.

(2)
On July 1, 2004, we completed the acquisition of Schlumberger's electricity metering business. The Consolidated Statement of Operations for the year ended December 31, 2004 includes the operating activities of this acquisition from July 1, 2004 through December 31, 2004.

(3)	Working capital includes current assets less current liabilities.

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

Highlights

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of approximately $642.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225.2 million in net proceeds from the sale of our common stock and cash on hand. The Actaris acquisition includes all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located throughout the world. The acquisition of Actaris creates an opportunity to share technology and expertise around the world as worldwide electric, gas and water utilities look for advanced metering and communication products to better serve their markets. The operating results of the Actaris acquisition are included in our consolidated financial statements commencing on the date of acquisition. The acquisition of Actaris significantly changes many aspects of our results of operations, financial condition and cash flows, which are described in each applicable area within the discussion that follows.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Year Ended December 31,
	2007	% Change	2006	% Change	2005
	(in millions)		(in millions)		(in millions)
Revenues	$1,464.0	127%	$644.0	17%	$552.7
Gross Profit	$487.3	82%	$267.4	14%	$233.6
Gross Margin	33%		42%		42%

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Revenues by region
Europe	$623.6	$4.0	$5.6
United States and Canada	596.6	602.9	513.4
Other	243.8	37.1	33.7
Total revenues	$1,464.0	$644.0	$552.7

Revenues
Revenues increased $820.0 million in 2007, compared with 2006. Actaris contributed $833.7 million from the date of acquisition to December 31, 2007, which is the primary reason for the increase in total revenue as well as the increase in revenue in Europe and throughout the rest of the world. The decline in revenue in the United States and Canada from 2006 to 2007 was due to the completion of a large contract with Progress Energy. Revenues increased $91.3 million in 2006 compared with 2005, as a result of increased sales of electricity meters.

No single customer represented more than 10% of total revenues for 2007 or 2005. One customer, Progress Energy, represented 16% of total revenues for the year ended December 31, 2006. The 10 largest customers accounted for approximately 14%, 40% and 26% in each of the years ending 2007, 2006 and 2005, respectively.

Gross Margins
Gross margin was 33% in 2007, compared with 42% in both 2006 and 2005. Gross margin for Actaris’ products and services is lower than Itron North America’s as a result of Actaris’ product mix of higher meter only sales as compared with Itron North America’s systems focused offerings. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired as part of the Actaris acquisition was increased by $16.0 million, which lowered the 2007 total company gross margin by one percentage point.

Unit Shipments
Meters can be sold with and without automated meter reading (AMR). In addition, AMR can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total meters (with and without AMR)
Electricity	9,450	6,625	4,675
Gas	2,550	-	-
Water	5,575	-	-
Total meters	17,575	6,625	4,675

AMR units (Itron and Actaris)
Meters with AMR	3,600	4,000	2,250
AMR modules	4,675	4,625	5,100
Total AMR units	8,275	8,625	7,350

Meters with other vendors' AMR	925	925	675

Segment Revenues, Gross Profit, Gross Margin and Operating Income (Loss) and Operating Margin

We changed our management structure with the acquisition of Actaris on April 18, 2007 and, as a result, now have two operating segments. The Actaris operating segment consists of our Actaris operations, which are primarily located in Europe and throughout the rest of the world outside of North America. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single segment called Itron North America. The operating segment information as set forth below is based on this new segment reporting structure. In accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition.

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

Segment Products

Itron North America
Electronic electricity meters with and without AMR; gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

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

The following tables and discussion highlight significant changes in trends or components of each segment.
	Year Ended December 31,
	2007	% Change	2006	% Change	2005
	(in millions)		(in millions)		(in millions)
Segment Revenues
Itron North America	$630.3	(2%)	$644.0	17%	$552.7
Actaris	833.7	-	-	-	-
Total revenues	$1,464.0	127%	$644.0	17%	$552.7

	Year Ended December 31,
	2007		2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)
Itron North America	$256.8	41%	$267.4	42%	$233.6	42%
Actaris	230.5	28%	-	-	-	-
Total gross profit and margin	$487.3	33%	$267.4	42%	$233.6	42%

	Year Ended December 31,
	2007		2006		2005
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) (in millions)			(in millions)		(in millions)
and Operating Margin
Itron North America	$74.6	12%	$89.0	14%	$69.9	13%
Actaris	3.9	0%	-		-
Corporate unallocated	(32.0)		(27.3)		(23.7)
Total Company	$46.5	3%	$61.7	10%	$46.2	8%

Itron North America: Revenues decreased $13.7 million, or 2%, in 2007, compared with 2006. Shipments of electricity meters decreased 23% in 2007, compared with 2006. During 2006, we shipped over 2.2 million meters under the Progress Energy contract. This accelerated delivery schedule, which was substantially complete at the end of 2006, increased our historical electricity meter production levels, resulting in increased revenues and higher overhead absorption. Approximately 45% of our meters sold in 2007 were equipped with our AMR technology, compared with 60% in 2006. Gross margin decreased one percentage point in 2007, compared with 2006, as a result of product mix and lower overhead absorption.

Revenues increased $91.3 million, or 17%, in 2006, compared with 2005, due to a 42% increase in meter shipments. The growth in meter shipments was primarily related to shipments of residential meters with AMR under a contract with Progress Energy. Approximately 60% of our meters sold in 2006 were equipped with our AMR technology, compared with 48% in 2005.

No single customer represented more than 10% of Itron North America operating segment revenues in 2007 and 2005. One customer, Progress Energy, accounted for 16% of the Itron North America operating segment revenues in 2006.

Itron North America operating expenses as a percentage of revenues were 29% in 2007, compared with 28% and 30% in 2006 and 2005, respectively. Research and development costs have increased as a percentage of revenue from 9% in 2006 and 2005 to approximately 11% in 2007 as a result of the development of our AMI technologies. This increase was partially offset by a decline in intangible asset amortization and lower bonus and profit sharing expenses.

Actaris: Actaris was acquired on April 18, 2007. Revenues were $833.7 million for the period from acquisition to December 31, 2007 with 40%, 32% and 28% from electricity, gas and water meter products and services, respectively. Gross margin was 28% from the date of acquisition to December 31, 2007. Business combination accounting rules require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired was increased by $16.0 million, which lowered gross margins by two percentage points from the date of acquisition to December 31, 2007. The acquired inventory was sold in the first quarter subsequent to the acquisition.

No single customer represented more than 10% of the Actaris operating segment revenues for the period from April 18, 2007 to December 31, 2007.

Operating expenses for Actaris were $226.6 million for the period from acquisition to December 31, 2007 of which $36.0 million represented in-process research and development (IPR&D) related to the acquisition. Operating expenses as a percentage of revenues were 27% from the date of acquisition to December 31, 2007. Actaris product development and general and administrative expenses may increase as we expand our product offering and increase expenses for internal controls over financial reporting.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses, as a percentage of total Company revenues, were 2% in 2007, compared with 4% in 2006 and 2005.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Year Ended December 31,
	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(in millions)		(in millions)		(in millions)
Sales and marketing	$125.8	9%	$63.6	10%	$56.6	10%
Product development	94.9	6%	58.8	9%	47.1	9%
General and administrative	100.1	7%	52.2	8%	44.8	8%
Amortization of intangible assets	84.0	6%	31.1	5%	38.9	7%
In-process research and development	36.0	2%	-	-	-	-
Total operating expenses	$440.8	30%	$205.7	32%	$187.4	34%

Operating expenses for 2007 contain Actaris’ operating expenses from April 18, 2007. Itron North America’s product development expenses have increased as a percentage of revenue from 9% in 2006 to approximately 11% in 2007 as a result of the development of our AMI technologies. Overall, product development expenses declined as a percent of revenues from 9% to approximately 6% due to Actaris’ lower product development expenses in 2007. Actaris product development and general and administrative expenses may increase as we expand our product offering and increase expenses for internal controls over financial reporting. The increase in the amortization of intangible assets was the result of the acquisition of Actaris.

For 2006, total operating expenses included approximately $8.3 million associated with our January 1, 2006 adoption of SFAS 123(R), Share-Based Payment, which requires expensing of stock-based compensation commencing in the year of adoption. Product development increased $11.7 million in 2006 compared with 2005. The 25% increase in product development in 2006 was primarily due to the development of our AMI solution. The fluctuation in the amortization expense of intangible assets is the result of the timing of our acquisitions and our amortization methodology using the estimated discounted cash flows, which typically results in higher amortization at the beginning of the asset’s life. While total operating expenses have increased each year, they have decreased as a percentage of revenue.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $36.0 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated over the next one to six years. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. We estimate these research and development projects to be approximately 70% complete at December 31, 2007, when compared against the expected costs. We estimate the cost to complete these projects will be approximately $7 million during 2008, which we will record as research and development expense as the costs are incurred.

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

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Interest income	$10,477	$9,497	$302
Interest expense	(76,443)	(13,205)	(13,807)
Amortization of debt placement fees	(13,522)	(4,580)	(5,137)
Other income (expense), net	435	(1,220)	(68)
Total other income (expense)	$(79,053)	$(9,508)	$(18,710)

The increase in interest income for 2007 and 2006, compared with 2005, was the result of our higher cash and cash equivalent balances and short-term investments. During August 2006, we issued $345 million 2.50% convertible senior subordinated notes (convertible notes) and on March 1, 2007 we issued and sold 4.1 million shares of common stock, resulting in net proceeds of $225.2 million. Our average cash balances were $168.2 million in 2007, compared with $135.2 million and $16.2 million in 2006 and 2005, respectively.

The increase in interest expense in 2007, compared with 2006 and 2005, is primarily the result of the new $1.2 billion credit facility used to finance the Actaris acquisition. Interest expense also increased in 2007 as a result of our $345 million 2.50% convertible notes issued in August 2006. Interest expense for 2006 was comparable with interest expense incurred in 2005. Average outstanding borrowings were $1.3 billion in 2007, compared with $273.7 million and $200.4 million in 2006 and 2005, respectively. The fluctuation in borrowings in 2006 resulted from the issuance of $345 million in convertible notes in the third quarter of 2006, offset by our repayment of $42.7 million in previous borrowings earlier in the year. In addition, we capitalized interest expense of approximately $900,000 in 2006 related to qualified expenditures for improvements to our new corporate headquarters facility, which was substantially complete at September 30, 2006. The interest expense in 2005 was related to the debt we issued in May and July of 2004 to fund the acquisition of Schlumberger’s electricity metering business. This debt consisted of $125 million in senior subordinated notes (subordinated notes) and a $185 million senior secured term loan, which was repaid in 2006.

The increase in amortization of debt placement fees in 2007 is the result of the new borrowings used to fund the Actaris acquisition. In addition, our debt fees for the convertible notes were to be amortized through the date of the earliest put or conversion option, which occurred at September 30, 2007; therefore we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes. Amortization of prepaid debt fees fluctuated in 2006 as a result of the issuance of our convertible notes and the voluntary prepayments of the senior secured term loan.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. In 2007, other income included foreign currency gains of $3.0 million as a result of unrealized gains on our euro denominated borrowings, which are now designated as a hedge of a net investment in foreign operations, with future foreign currency fluctuations recorded in other comprehensive income. Other income in 2007 also included $2.8 million in net realized gains from foreign currency hedge range forward contracts that were settled as part of the Actaris acquisition and a $1.0 million realized gain from an overnight euro rate change prior to the acquisition of Actaris. These gains in 2007 were offset by unrealized foreign currency exchange losses on working capital accounts, including accrued interest balances on intercompany loans. During 2006, in addition to foreign currency fluctuations, other income (expense) also included higher banking fees and a $242,000 loss on the sale of our investment in Servatron.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and foreign jurisdictions, research credits and state income taxes.

Our actual income tax rate was a benefit of 50.45% for 2007. We recorded benefits from legislative reductions in tax rates in Germany and the United Kingdom during the third quarter of 2007. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from approximately 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%. These benefits were offset by IPR&D, which is not deductible and increases our actual tax rate.

Itron’s tax benefit for 2007 reflects a benefit associated with lower effective tax rates on foreign earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). As a result of the implementation of FIN 48, we recognized a $5.4 million increase in the liability for unrecognized tax benefits, with a corresponding increase in deferred tax assets. At January 1, 2007 and December 31, 2007, the amount of unrecognized tax benefits was $5.4 million and $34.8 million, respectively. Approximately $27.5 million of unrecognized tax benefits were acquired as part of the Actaris acquisition on April 18, 2007. Other than $1.7 million in income tax obligations related to FIN 48 that we expect to pay in 2008, we do not expect any reasonably possible material changes to the estimated amount of liability associated with our unrecognized tax benefits through December 31, 2008. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate as of January 1, 2007 and December 31, 2007 were $5.4 million and $8.4 million, respectively.

Our 2006 actual income tax rate for the year was 35%. Although our actual income tax rate was the same as the statutory tax rate, this was due to several factors, including state income taxes that increase the actual income tax rate and the adoption of SFAS 123(R) and current year federal, state and Canadian R&D credits that decrease the actual income tax rate. The tax provision was further reduced by approximately $1.5 million due to prior year state and Canadian R&D credits and the realization of deferred tax assets related to a foreign subsidiary that had been fully reserved. On December 20, 2006, the Tax Relief and Health Care Act was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. We recorded approximately $2.2 million in federal and state R&D credits after the effective date of this legislation.

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

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenues Service has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Due to the existence of net operating loss and tax credit carryforwards, tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. Actaris’ subsidiaries in France are currently under examination for the years 2004 through 2006. We reflect interest and penalties related to unrecognized tax benefits in our provision for income taxes. Accrued interest and penalties were $9,000 at January 1, 2007. At December 31, 2007, accrued interest was $2.7 million and accrued penalties were $2.2 million. The increase from January 1, 2007 to December 31, 2007 was the result of the Actaris acquisition on April 18, 2007.

Financial Condition

Cash Flow Information:
	Year Ended December 31,
	2007	2006	2005
	(in millions)
Operating activities	$133.3	$94.8	$79.6
Investing activities	(1,714.4)	(85.5)	(30.6)
Financing activities	1,310.4	318.5	(27.0)
Effect of exchange rates on cash and cash equivalents	1.3	-	-
Increase (decrease) in cash and cash equivalents	$(269.4)	$327.8	$22.0

The Actaris acquisition on April 18, 2007 was funded with a $1.2 billion credit facility, $225.2 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The cash and cash equivalents balance of $361.4 million at December 31, 2006 consisted primarily of the proceeds of the $345 million of convertible notes issued in August 2006, which were subsequently used in 2007 to fund the Actaris acquisition.

Operating activities: As a result of the Actaris acquisition, cash provided by operating activities increased $38.5 million. Increased revenue activity resulted in cash received from customers of $1.4 billion for 2007, compared with $646.5 million for 2006, partially offset by cash paid to suppliers and employees of $1.2 billion in 2007, compared with $542.8 million in 2006. This increase in operating activity in 2007 was partially offset by a $70.1 million increase in net interest paid and an increase in taxes paid of $18.3 million in 2007, compared with 2006. Cash provided by operating activities increased $15.2 million in 2006, compared with 2005. In 2006, increased revenues generated an additional $107.8 million in cash, which was partially offset by an increase of $99.0 million in cash paid to suppliers and employees. In addition, we paid $16.1 million less in net interest and taxes. In 2006, $9.7 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R) is reflected in financing activities. In 2007, no excess tax benefits from stock-based compensation were recognized due to the current year net tax loss resulting from increased interest expense.

Investing activities: Cash paid for the acquisition of Actaris was approximately $1.7 billion. In the first quarter of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the acquisition. The acquisition of property, plant and equipment was $40.6 million in 2007, which was partially offset by the $7.2 million in proceeds from the sale of our prior headquarters facility that was held for sale. During 2006, we invested $205.0 million in short-term held to maturity investments from the net proceeds of our $345 million convertible notes issuance. The remaining proceeds were placed in cash and cash equivalents. As the investments matured, $170.4 million was placed in cash and cash equivalents. For 2006, property, plant and equipment purchases were $31.7 million and were primarily related to capital improvements to our new corporate headquarters and our enterprise resource planning system upgrade. Investing activities in 2006 also included a total of $21.1 million used for three small acquisitions, with no similar activity in 2005. During 2005, we used $32.0 million in cash for property, plant and equipment purchases, of which $19.8 million was for the purchase of our new corporate headquarters. We received $2.6 million in proceeds from the sale of a manufacturing facility in Quebec, Canada in 2005.

Financing activities: Proceeds from our new credit facility were $1.2 billion in 2007, with $22.1 million in debt placement fees. We subsequently repaid $76.1 million of the credit facility during 2007. The revaluation of the euro and pound sterling denominated loans to the U.S. dollar at December 31, 2007 resulted in an increase of $38.2 million to the loan balances, which was recognized in other comprehensive income. Net proceeds from the sale of common stock provided $225.2 million in 2007. Cash generated from the exercise of stock-based awards was $22.4 million during 2007, compared with $15.3 million in 2006 and $24.9 million in 2005. There were no excess tax benefits from stock-based compensation as a result of our current year net tax loss for 2007, compared with $9.7 million in 2006. In 2006, we received $345.0 million in gross proceeds from the issuance of our convertible notes, with debt placement fees of $8.8 million. During 2006, we paid off various debt balances from December 31, 2005, including $24.7 million of our term loan, $14.8 million of our real estate term note and $3.2 million of project financing debt. During 2005, we made $126.2 million in payments on borrowings, $59.8 million of which were net proceeds from an equity offering and received $14.8 million in proceeds from a real estate term note, which was used to partially finance the purchase of our new corporate headquarters building.

Effect of exchange rates on cash and cash equivalents: As a result of the Actaris acquisition, the effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) was an increase of $1.3 million for 2007.

Disclosures about contractual obligations and commitments:
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2007, as well as an estimate of the timing in which these obligations are expected to be satisfied.

		Less than	1-3	3-5	Beyond
	Total	1 year	years	years	5 years
	(in thousands)
Credit facility (1)
USD denominated term loan	$823,331	$46,153	$83,403	$81,425	$612,350
EUR denominated term loan	626,971	35,245	68,700	66,404	456,622
GBP denominated term loan	114,398	7,277	13,542	12,730	80,849
Senior subordinated notes (1)	168,025	9,688	19,376	138,961	-
Convertible senior subordinated notes (1)	508,875	8,625	17,250	17,250	465,750
Operating lease obligations (2)	27,007	11,919	11,670	2,191	1,227
Purchase and service commitments (3)	165,499	162,907	2,373	219	-
Other long-term liabilities reflected on the balance
sheet under generally accepted accounting principles (4)	83,536	6,910	41,717	11,427	23,482
Total	$2,517,642	$288,724	$258,031	$330,607	$1,640,280

(1)	Borrowings are disclosed within Item 8: Financial Statements and Supplementary Data, Note 7 – Debt, with the addition of estimated interest expense.
(2)
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies, and do not include common area maintenance charges, real estate taxes and insurance charges for which we are obligated.

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2007 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, FIN 48 liabilities and other obligations. FIN 48 liabilities totaling $38.0 million, which includes interest and penalties, recorded as long-term liabilities, are not included in the above contractual obligations and commitments table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Liquidity, Sources and Uses of Capital:
We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

Credit Facility
The Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Our interest rates were 6.84%, 8.05% and 6.78% for the U.S. dollar denominated, the pound sterling denominated and the euro denominated term loans at December 31, 2007, respectively. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of our operating subsidiaries, except our foreign subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2007. At December 31, 2007, there were no borrowings outstanding under the revolver and $54.7 million was utilized by outstanding standby letters of credit resulting in $60.3 million being available for additional borrowings.

Senior Subordinated Notes
Our senior subordinated notes consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at December 31, 2007. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the Securities and Exchange Commission (SEC) and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at December 31, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

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

The convertible notes may be converted at the option of the holder at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), under the following circumstances, as defined in the indenture:

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at December 31, 2007.

At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. At September 30, 2007, the contingent conversion threshold of our convertible notes was exceeded. As a result, the notes were convertible at the option of the holder as of September 30, 2007 and through the fourth quarter of 2007, and accordingly, the aggregate principal amount of the convertible notes at September 30, 2007 was included in the current portion of long-term debt; and since our debt fees were amortized through the date of the earliest conversion option, in accordance with our policy we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes at September 30, 2007. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and subject the notes to conversion. However, we believe it is unlikely that a significant portion of the convertible notes would be converted prior to maturity because the market value of the convertible notes would likely exceed the value that holders of the convertible notes would receive upon conversion. If holders elect to convert, however, we would be required to settle the principal amount of the convertible notes in cash and the conversion premium in cash or shares of our common stock. We would likely fund the repayment with existing cash and cash equivalents, common stock issuances and/or additional borrowings. No convertible notes were converted during the fourth quarter of 2007.

Other Sources and Uses of Capital
Prepaid debt fees for all our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $21.6 million and $13.2 million at December 31, 2007 and 2006, respectively.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions. For 2007, we had an operating loss for federal and state income tax purposes and did not pay cash taxes. However, we paid approximately $21.7 million in local and foreign tax obligations. Approximately $5.5 million of the 2007 provision will be paid in 2008. Based on current projections, we expect to pay no federal and state taxes and approximately $21.0 million in local and foreign taxes in 2008.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $131,000 to the defined benefit pension plans from the date of the Actaris acquisition through December 31, 2007. Assuming that actual plan asset returns are consistent with our expected rate of return in 2007 and beyond, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2008 to our defined benefit pension plans.

Working capital, which includes current assets less current liabilities, was $249.6 million at December 31, 2007, compared with $492.9 million at December 31, 2006. The $243.3 million decrease in working capital resulted primarily from the reduction of cash and cash equivalents from the proceeds used to partially fund the acquisition of Actaris.

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

Off-balance sheet arrangements:
We had no off-balance sheet financing agreements or guarantees at December 31, 2007 and 2006 that we believe were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $54.7 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.0 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $5.9 million at December 31, 2007. Unsecured surety bonds in force were $13.8 million and $6.0 million at December 31, 2007 and 2006, respectively. The increase in bonds was primarily the result of the Actaris acquisition. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2007 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We believe the claims are without merit and no liability has been recorded. However, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may occur as a result of this claim.

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

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. For arrangements involving multiple elements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to the software’s performance, 4) upon receipt of customer acceptance or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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
If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology if project costs can be estimated or the completed contract methodology if project costs cannot be reliably estimated. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, subcontractor performance, supplier information and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period.

Unearned revenue is recorded for products or services for which cash has been received from a customer but for which the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenue relates to payments received from customers in connection with product and service invoicing for which revenue recognition criteria have not been met. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues.

Warranty: We offer industry standard warranties on our hardware products and large application software products. We accrue the estimated cost of projected warranty claims based on historical and projected product performance trends, business volume assumptions, supplier information and other business and economic projections. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products.

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

Business Combinations: In accordance with SFAS 141, Business Combinations, we record the results of operations of an acquired business from the date of acquisition. We make preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. Until we finalize the fair values, we may have changes to the carrying values of tangible and intangible assets, goodwill, commitments and contingencies, liabilities, deferred taxes, uncertain tax positions and restructuring activities. Amounts allocated to IPR&D are expensed in the period of acquisition. Costs to complete the IPR&D are expensed in the subsequent period as incurred. We may experience unforeseen problems in the development or performance of the IPR&D, we may not meet our product development schedules or we may not achieve market acceptance of these new products or solutions.

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value assigned to goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. At October 1, 2007, our Itron North America segment represents one reporting unit, while our Actaris segment has three reporting units. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. Intangible assets with a finite life are amortized over that life based on estimated discounted cash flows, and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-Based Compensation: We measure compensation cost for stock-based awards at fair value and recognize compensation cost over the service period for awards expected to vest. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of our common stock’s price over the expected term. Furthermore, in calculating compensation for these awards, we are also required to estimate the approximate number of options that will be forfeited prior to completing their vesting requirement (forfeitures). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from our current estimates; such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Defined Benefit Pension Plans: As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. FASB Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation, thereby eliminating any previously existing net gain or loss, prior service cost or credit or transition asset or obligation recognized in accumulated other comprehensive income. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and obligations related to these plans. These factors are updated annually at December 31 and include assumptions about the discount rate, expected rate of return on plan assets, turnover rates and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We use the average 15 year corporate bond yield curve from the central banks of each respective country in which we have an established benefit pension plan. The weighted average discount rate used to measure the projected benefit obligation for the year ended December 31, 2007 was 5.48%. A change in the discount rate of 25 basis points would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2007 may differ materially from actual results due to changing market and economic conditions and higher or lower withdrawal rates. These differences could result in a significant change in the amount of pension expense recorded in future periods. Changes in annual discount rates are recognized in other comprehensive income in the period in which they occur.

Income Taxes: We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and foreign jurisdictions, research credits and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable. The realization of our deferred tax asset related to net operating loss carryforwards is supported by projections of future profitability. If recovery of the deferred tax asset is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different than expected, we will adjust the valuation allowances through income tax expense in future periods, creating variability in our calculated tax rates. We are also subject to audit in multiple taxing jurisdictions in which we operate. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

On January 1, 2007, we adopted the provisions of FIN 48, which addresses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on de-recognition, classification, interest and penalties on income taxes and the accounting in interim periods. As of January 1, 2007 and December 31, 2007, the amount of unrecognized tax benefits was $5.4 million and $34.8 million, of which $5.4 million and $8.4 million would, if recognized, affect our effective tax rate, respectively. In 2008, we expect to pay $1.7 million in income tax obligations related to FIN 48. Additionally, the amount of the unrecognized tax benefits will change in the next twelve months due to audits in various foreign jurisdictions. However, we do not expect that change to have a significant impact on our results of operations.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2007 and 2006 were not material to our financial condition or results of operations.

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in earnings. Derivatives are not used for trading or speculative purposes.

Foreign Exchange: Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or considered to be hedges of the net investment in foreign subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements for the first quarter of 2008 but have not yet determined if it will be material at this time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what effect the adoption of SFAS 159 would have, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the effective date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2009. SFAS 160 is currently not expected to have a material effect on our consolidated financial statements.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal over the remaining lives of our debt at December 31, 2007. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of January 4, 2008, our estimated ratio of funded debt to EBITDA, which determines our rate margin, and a static foreign exchange rate at December 31, 2007.

	2008	2009	2010	2011	2012	Beyond 2012	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$-	$-	$-	$-	$-	$345.0	$345.0
Interest rate	-	-	-	-	-	2.50%

Senior subordinated notes (2)	$-	$-	$-	$-	$125.0	$-	$125.0
Interest rate	-	-	-	-	7.75%	-

Variable Rate Debt (3)
U.S. dollar term loan	$6.0	$6.0	$6.0	$6.0	$6.0	$566.8	$596.8
Average interest rate	6.63%	6.22%	5.79%	5.88%	6.03%	6.19%

Euro term loan	$4.9	$4.9	$4.9	$4.9	$4.9	$420.7	$445.2
Average interest rate	6.72%	6.75%	6.56%	6.53%	6.54%	6.56%

GBP term loan	$1.0	$1.0	$1.0	$1.0	$1.0	$74.1	$79.1
Average interest rate	7.95%	7.74%	7.21%	7.14%	7.11%	7.08%

Interest rate swap on euro term loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%	6.59%	0.00%
Average interest rate (Receive)	6.72%	6.75%	6.56%	6.53%	6.54%	0.00%
Net/Spread	0.13%	0.16%	(0.03%)	(0.06%)	(0.05%)	0.00%

Cross currency swap on GBP term loan (5)
Average interest rate (Pay)	6.73%	6.32%	5.89%	5.98%	0.00%	0.00%
Average interest rate (Receive)	7.94%	7.74%	7.21%	7.14%	0.00%	0.00%
Net/Spread	1.21%	1.42%	1.32%	1.16%	0.00%	0.00%

(1)
$345.0 million of 2.50% convertible notes due on August 2026, with fixed interest payments of $4.3 million due every six months, in February and August. The convertible notes may be converted, at the option of the holder, under certain circumstances. (see Note 7).

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

(4)
Interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 8).

(5)
Cross currency interest rate swap to convert our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate, plus an additional margin of 210 basis points, including expected prepayments. This instrument is not designated as an accounting hedge (see Note 8).

Based on a sensitivity analysis as of December 31, 2007, we estimate that if market interest rates average one percentage point higher in 2008, than in the table above, our earnings before income taxes in 2008 would decrease by approximately $5.1 million.

As part of the acquisition of Actaris on April 18, 2007, we entered into a $1.2 billion credit facility, comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of- credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Our interest rates were 6.84%, 8.05% and 6.78% for the U.S. dollar denominated, the pound sterling denominated and the euro denominated term loans at December 31, 2007, respectively. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively.

These variable rate financial instruments are sensitive to changes in interest rates. During the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $445.2 million (€302.5 million) and the fair value, recorded as a long-term liability, was $1.7 million at December 31, 2007. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $611,000. We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk
We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. International revenues were 59% of total revenues for the year ended December 31, 2007, compared with 6% for the year ended December 31, 2006, respectively.

Our primary foreign currency exposure relates to non-U.S. dollar denominated revenues, cost of revenues and operating expenses in our foreign subsidiary operations, the most significant of which is the euro. Risk-sensitive financial instruments in the form of intercompany trade receivables and notes are mostly denominated in the local foreign currencies. As foreign currency exchange rates change, intercompany trade receivables may affect current earnings, while intercompany notes, for which settlement is not planned or anticipated in the foreseeable future, may be revalued and result in unrealized translation gains or losses that are reported in accumulated other comprehensive income.

As a result of the Actaris acquisition, effective June 29, 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in foreign operations. Net losses of $41.1 million ($25.5 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented the effective hedges of net investments, for the year ended December 31, 2007. During the third quarter of 2007, we also entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense), as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term liability, was $410,000. The pound sterling denominated notional amount of the cross currency interest rate swap was $79.1 million (£39.6 million) at December 31, 2007. The U.S. denominated notional amount was $79.3 million at December 31, 2007. We expect the interest rate swap to reduce interest expense by $810,000 during the next twelve months.

In future periods, we may use a combination of derivative contracts to protect against foreign currency exchange rate risks. Alternatively, we may choose not to hedge certain foreign currency risks associated with our foreign currency exposures if such exposures act as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At December 31, 2007, the analysis indicated that a 10% increase in the value of the U.S. dollar against our operations denominated in foreign currencies would have increased our results from operations by approximately $8.2 million. A 10% decrease in the value of the U.S. dollar against our operations denominated in foreign currencies would have decreased our results from operations by approximately $10.0 million at December 31, 2007. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the year ended December 31, 2007.

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

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The notes to consolidated financial statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of independent directors. The Committee meets regularly with financial management and Ernst & Young LLP to review internal control, auditing and financial reporting matters.

LeRoy D. Nosbaum	Steven M. Helmbrecht
Chairman and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron Inc.

We have audited the accompanying consolidated balance sheet of Itron Inc. (and subsidiaries) as of December 31, 2007, and the related consolidated statement of income, shareholders' equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron Inc. (and subsidiaries) at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which was effective January 1, 2007. Also, as discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards Board No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Itron, Inc.
Liberty Lake, Washington

We have audited the accompanying consolidated balance sheet of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the years ended December 31, 2006 and 2005 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Itron, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 22, 2007 (September 12, 2007, as to Notes 16 and 17)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues	$1,464,048	$644,042	$552,690
Cost of revenues	976,761	376,600	319,069
Gross profit	487,287	267,442	233,621

Operating expenses
Sales and marketing	125,842	63,587	56,642
Product development	94,926	58,774	47,077
General and administrative	100,071	52,213	44,818
Amortization of intangible assets	84,000	31,125	38,846
In-process research and development	35,975	-	-
Total operating expenses	440,814	205,699	187,383

Operating income	46,473	61,743	46,238
Other income (expense)
Interest income	10,477	9,497	302
Interest expense	(89,965)	(17,785)	(18,944)
Other income (expense), net	435	(1,220)	(68)
Total other income (expense)	(79,053)	(9,508)	(18,710)

Income (loss) before income taxes	(32,580)	52,235	27,528
Income tax (provision) benefit	16,436	(18,476)	5,533

Net income (loss)	$(16,144)	$33,759	$33,061

Earnings (loss) per share
Basic	$(0.55)	$1.33	$1.41
Diluted	$(0.55)	$1.28	$1.33

Weighted average number of shares outstanding
Basic	29,584	25,414	23,394
Diluted	29,584	26,283	24,777

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
	At December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$91,988	$361,405
Short-term investments, held to maturity	-	34,583
Accounts receivable, net	339,018	109,924
Inventories	169,238	52,496
Deferred income taxes, net	10,733	20,916
Other	42,459	17,121
Total current assets	653,436	596,445

Property, plant and equipment, net	323,003	88,689
Intangible assets, net	695,900	112,682
Goodwill	1,266,133	126,266
Prepaid debt fees	21,616	13,161
Deferred income taxes, net	75,243	47,400
Other	15,235	3,879
Total assets	$3,050,566	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$198,997	$35,803
Accrued expenses	57,275	6,402
Wages and benefits payable	70,486	24,214
Taxes payable	17,493	1,717
Current portion of long-term debt	11,980	-
Current portion of warranty	21,277	7,999
Deferred income taxes, net	5,437	-
Unearned revenue	20,912	27,449
Total current liabilities	403,857	103,584

Long-term debt	1,578,561	469,324
Warranty	11,564	10,149
Pension plan benefits	60,623	-
Deferred income taxes, net	173,500	-
Other obligations	63,659	14,483
Total liabilities	2,291,764	597,540

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, 10 million shares authorized,
no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized,
30,635,808 and 25,675,237 shares issued and outstanding	609,902	351,018
Accumulated other comprehensive income, net	126,668	1,588
Retained earnings	22,232	38,376
Total shareholders' equity	758,802	390,982
Total liabilities and shareholders' equity	$3,050,566	$988,522

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	(in thousands)
Balances at January 1, 2005	21,330	$211,920	$954	$(28,444)	$184,430
Net income				33,061	33,061
Foreign currency translation adjustment, net of
income tax benefit of $248			(83)		(83)
Total comprehensive income					32,978
Stock issues:
Issuance of common stock	1,725	59,588			59,588
Options exercised	1,746	23,803			23,803
Employee stock plans income tax benefits		15,146			15,146
Issuance of stock-based compensation awards	6	180			180
Employee stock purchase plan	62	1,409			1,409
Balances at December 31, 2005	24,869	$312,046	$871	$4,617	$317,534

Net income				33,759	33,759
Foreign currency translation adjustment, net of
income tax provision of $494			717		717
Total comprehensive income					34,476
Stock issues:
Options exercised	751	13,081			13,081
Employee stock plans income tax benefits		13,547			13,547
Issuance of stock-based compensation awards	7	292			292
Employee stock purchase plan	48	2,169			2,169
Stock-based compensation expense		9,397			9,397
Reclassification of liability associated with
restricted stock awards upon adoption of
SFAS 123(R)		486			486
Balances at December 31, 2006	25,675	$351,018	$1,588	$38,376	$390,982

Net loss				(16,144)	(16,144)
Foreign currency translation adjustment, net of
income tax benefit of $778			147,616		147,616
Net unrealized loss on derivative instruments,
net of income tax benefit of $16,297			(26,522)		(26,522)
Net hedging gains reclassified into net losses,
net of income tax provision of $11			19		19
Pension plan benefits liability adjustment,
net of income tax provision of $1,653			3,967		3,967
Total comprehensive income					499,918
Stock issues:
Options exercised	828	20,136			20,136
Employee stock plans income tax provision		(389)			(389)
Issuance of stock-based compensation awards	6	304			304
Employee stock purchase plan	40	2,315			2,315
Stock-based compensation expense		11,352			11,352
Issuance of common stock	4,087	225,166			225,166
Balances at December 31, 2007	30,636	$609,902	$126,668	$22,232	$758,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income (loss)	$(16,144)	$33,759	$33,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,440	46,234	51,572
In-process research and development	35,975	-	-
Employee stock plans income tax (provision) benefit	(389)	13,547	15,146
Excess tax benefits from stock-based compensation	-	(9,717)	-
Stock-based compensation	11,656	9,689	739
Amortization of prepaid debt fees	13,526	4,526	5,031
Deferred income taxes, net	(36,373)	1,624	(22,017)
Other, net	1,326	828	2,278
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40,718)	(3,275)	(14,183)
Inventories	19,419	(1,599)	(3,997)
Trade payables, accrued expenses and taxes payable	10,033	(8,278)	4,432
Wages and benefits payable	198	(1,774)	9,282
Unearned revenue	2,660	5,698	156
Warranty	1,761	2,872	3,831
Effect of foreign exchange rate changes	4,168	-	-
Other, net	(211)	639	(5,714)
Net cash provided by operating activities	133,327	94,773	79,617

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	170,434	-
Purchases of investments, held to maturity	-	(204,995)	-
Acquisitions of property, plant and equipment	(40,602)	(31,739)	(31,973)
Business acquisitions, net of cash and cash equivalents acquired	(1,716,253)	(21,121)	-
Other, net	7,439	1,922	1,402
Net cash used in investing activities	(1,714,416)	(85,499)	(30,571)

Financing activities
Proceeds from borrowings	1,159,023	345,000	14,800
Payments on debt	(76,099)	(42,703)	(126,196)
Issuance of common stock	247,617	15,250	84,727
Excess tax benefits from stock-based compensation	-	9,717	-
Prepaid debt fees	(22,083)	(8,771)	(391)
Other, net	1,902	-	28
Net cash provided by (used in) financing activities	1,310,360	318,493	(27,032)

Effect of foreign exchange rate changes on cash and cash equivalents	1,312	-	-
Increase (decrease) in cash and cash equivalents	(269,417)	327,767	22,014
Cash and cash equivalents at beginning of year	361,405	33,638	11,624
Cash and cash equivalents at end of year	$91,988	$361,405	$33,638

Non-cash transactions:
Fixed assets purchased but not yet paid	$5,401	$6,631	$4,400
Non-cash affects of acquisitions	-	637	-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$21,714	$3,434	$1,281
Interest (net of amount capitalized)	76,317	5,234	14,314

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Basis of Consolidation
The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, Consolidated Balance Sheets as of December 31, 2007 and 2006 and Consolidated Statements of Shareholders’ Equity and Cash Flows for the years ended December 31, 2007, 2006 and 2005 of Itron, Inc. and its subsidiaries.

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. We had no investments in variable interest entities.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. During 2006, we completed three separate acquisitions, which are reported in our Itron North America operating segment. The operating results of these acquisitions are included in our consolidated financial statements commencing on the date of each acquisition (see Note 4).

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Short-term investments
Investment securities are classified into one of three categories: held to maturity, trading or available for sale. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). Investment purchases and sales are accounted for on a trade date basis. Market value at a period end is based upon quoted market prices for each security. Realized gains and losses are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. The amortized cost and fair value of our U.S. government and federal agency investments held to maturity at December 31, 2006 was $34.6 million. These investments matured during the first quarter of 2007. Unrealized holding gains and losses at December 31, 2006 were minimal. We held no short-term investments at December 31, 2007.

Derivative Instruments
We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes.

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

Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required to be capitalized under SFAS 151, Inventory Costs—an amendment of ARB 43, Chapter 4, which was effective for inventory costs incurred on or after January 1, 2006. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. During 2007, we recorded in general and administrative expense a $1.6 million impairment of our prior headquarters facility, which was held for sale. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The building was sold in the fourth quarter of 2007 for $7.2 million. There were no significant impairments of long-lived assets in 2006.

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or becomes convertible as in the case of our convertible senior subordinated notes (convertible notes), the portion of unamortized prepaid debt fees related to the early principal repayment, or convertible notes, is written-off and included in interest expense in the Consolidated Statements of Operations.

Business Combinations
In accordance with SFAS 141, Business Combinations, we include in our results of operations the results of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values as of the date of acquisition. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. The excess of the fair value of the acquisition over the cost, resulting from contingent consideration, is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition. Costs to complete the IPR&D are expensed in the subsequent periods as incurred.

Goodwill and Intangible Assets
Goodwill and intangible assets result from our acquisitions. Goodwill is tested for impairment as of October 1 of each year, or more frequently, if a significant impairment indicator occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit. Intangible assets with a finite life are amortized based on estimated discounted cash flows. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We use estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions.

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

A summary of the warranty accrual account activity is as follows:
	Year Ended December 31,
	2007	2006
	(in thousands)
Beginning balance, January 1	$18,148	$15,276
Actaris acquisition opening balance	12,935	-
New product warranties	7,423	2,875
Other changes/adjustments to warranties	6,596	7,229
Claims activity	(12,890)	(7,232)
Effect of change in exchange rates	629	-
Ending balance, December 31	32,841	18,148
Less: current portion of warranty	21,277	7,999
Long-term warranty	$11,564	$10,149

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $14.0 million, $10.1 million and $10.9 million for the three years ended December 31, 2007, 2006 and 2005, respectively. The increase in warranty expense for the year ended December 31, 2007, compared with prior years, is the result of the Actaris acquisition on April 18, 2007. Warranty expense is classified within cost of revenues.

         Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $14.9 million, $14.5 million and $14.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.1 million and $1.9 million at December 31, 2007 and 2006. Fluctuations in the IBNR accrual are the result of the number of plan participants, claims activity and deductible limits.

Contingencies
An estimated loss for a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the ultimate loss. Changes in these factors and related estimates could materially affect our financial position and results of operations.

Defined Benefit Pension Plans
As part of the Actaris acquisition, we assumed Actaris’ defined benefit pension plans. Actaris sponsors both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize on a prospective basis the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. See Note 9 for additional disclosures required by SFAS 158.

Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the taxing jurisdictions in which we operate. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have been recorded on undistributed earnings of foreign subsidiaries that are not permanently reinvested.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on the de-recognition, classification, interest and penalties on income taxes and the accounting in interim periods (see Note 12). We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or considered to be hedges of the net investment in foreign subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services installation, consulting and post-sale maintenance support. In determining appropriate revenue recognition, we primarily consider the provisions of the following accounting pronouncements: Staff Accounting Bulletin (SAB) 104, Revenue recognition in Financial Statements, FASB’s Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software in determining the appropriate revenue recognition policy.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of both the delivered and undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect without being contingent upon the delivery/performance of additional items.

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

Unearned revenue is recorded for products or services for which cash has been received from a customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Shipping and handling costs and incidental expenses, which are commonly referred to as "out-of-pocket" expenses, billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use and value added taxes billed to our customers on a net basis in our Consolidated Statements of Operations.

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

Advertising
Advertising costs are expensed as incurred. Advertising expenses were $2.7 million, $1.2 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in advertising expense for the year ended December 31, 2007, compared with prior years, is the result of the Actaris acquisition on April 18, 2007.

Earnings Per Share
Basic earnings per share (EPS) is calculated using net income (loss) divided by the weighted average common shares outstanding during the period. We compute dilutive EPS by adjusting the weighted average number of common shares outstanding to consider the effect of potentially dilutive securities, including stock-based awards and our convertible notes. Shares calculated to be contingently issuable are included in the dilutive EPS calculation as of the beginning of the period when all necessary conditions have been satisfied. For periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table shows the effect on net earnings and earnings per share for the year ended December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and employee stock purchase plan (ESPP) awards in accordance with SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Year Ended
December 31, 2005
(in thousands, except per share data)
Net income
As reported	$33,061
Deduct: stock-based compensation, net of tax	(5,404)
Pro forma net income	$27,657

Basic earnings per common share
As reported	$1.41
Pro forma	$1.18

Diluted earnings per common share
As reported	$1.33
Pro forma	$1.12

The fair value of stock options and ESPP awards issued during the years ended December 31, 2007, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Dividend yield	-	-	-	-	-	-
Expected volatility	38.9%	43.1%	58.9%	26.7%	41.3%	46.1%
Risk-free interest rate	4.4%	4.8%	3.8%	4.8%	4.7%	3.1%
Expected life (years)	4.8	4.6	3.4	0.25	0.25	0.25

For 2007 and 2006, expected price volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related vesting period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. Prior to the adoption of SFAS 123(R), expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life include historical experience of similar awards, with consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The fair value of restricted and unrestricted stock awards is the market close price of our common stock on the date of grant.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to various factors affecting future costs and operations, actual results could differ materially from these estimates.

Reclassifications
As a result of our Actaris acquisition, certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, net income, total current or long-term assets or liabilities or net cash provided by operating activities.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements for the first quarter of 2008 but have not yet determined if it will be material at this time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what effect the adoption of SFAS 159 would have, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the date of adoption.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2009. SFAS 160 is currently not expected to have a material effect on our consolidated financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS.
	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(16,144)	$33,759	$33,061

Weighted average number of shares outstanding - Basic	29,584	25,414	23,394
Dilutive effect of stock-based awards	-	869	1,383
Weighted average number of shares outstanding - Diluted	29,584	26,283	24,777
Basic earnings (loss) per common share	$(0.55)	$1.33	$1.41
Diluted earnings (loss) per common share	$(0.55)	$1.28	$1.33

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At December 31, 2007, 2006 and 2005, we had stock-based awards outstanding of approximately 1.6 million, 2.2 million and 2.4 million at weighted average option exercise prices of $37.81, $29.78 and $21.24, respectively. Approximately 765,000, 270,000 and 15,000 stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2007, 2006 and 2005, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible senior subordinated notes that, if converted in the future, would have a potentially dilutive effect on our EPS. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted EPS is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock at December 31, 2007 and 2006 is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the year ended December 31, 2007 exceeded the conversion price of $65.16 and therefore, approximately 745,000 shares would have been dilutive if we had net income and included the dilutive shares in the calculation of diluted EPS. The average price of our common stock for the year ended December 31, 2006 did not exceed the conversion price of $65.16 and therefore, did not have an effect on diluted earnings per share. These shares could be dilutive in future periods.

On March 1, 2007, we issued and sold 4.1 million shares of common stock, no par value, for net proceeds of $225.2 million, which were used to partially fund the acquisition of Actaris on April 18, 2007.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2007, 2006 and 2005.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At December 31,
	2007	2006
	(in thousands)
Trade receivables (net of allowance of $6,391 and $589)	$324,425	$100,162
Unbilled revenue	14,593	9,762
Total accounts receivable, net	$339,018	$109,924

A summary of the allowance for doubtful accounts activity is as follows:
	Year Ended December 31,
	2007	2006
	(in thousands)
Beginning balance, January 1	$589	$598
Actaris acquisition opening balance	5,176	-
Provision for doubtful accounts	1,046	52
Accounts charged off	(808)	(61)
Effects of change in exchange rates	388	-
Ending balance, December 31	$6,391	$589

Inventories
A summary of the inventory balances is as follows:
	At December 31,
	2007	2006
	(in thousands)
Materials	$81,636	$30,843
Work in process	16,859	5,220
Finished goods	70,743	16,433
Total inventories	$169,238	$52,496

Consigned inventory, consisting of raw materials and finished goods, was $22.8 million and $4.0 million at December 31, 2007 and 2006. The increase in consigned inventory for the year ended December 31, 2007, compared with 2006, is the result of the Actaris acquisition on April 18, 2007.

Property, plant and equipment, net	At December 31,
	2007	2006
	(in thousands)
Machinery and equipment	$192,562	$75,571
Computers and purchased software	66,412	40,368
Buildings, furniture and improvements	140,386	45,670
Land	41,750	2,482
Total cost	441,110	164,091
Accumulated depreciation	(118,107)	(75,402)
Property, plant and equipment, net	$323,003	$88,689

Depreciation expense was $42.4 million, $15.1 million and $12.8 million for the years ended December 31, 2007, 2006 and 2005. The increase in depreciation expense for the year ended December 31, 2007, compared with prior years, is the result of the Actaris acquisition on April 18, 2007.

Note 4:    Business Combinations

Actaris Metering Systems
On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris) for €800 million (approximately $1.1 billion) plus the retirement of $642.9 million of debt. The acquisition was financed with a $1.2 billion credit facility, $225.2 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The acquisition included all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily in Europe and the rest of the world, and provided geographic expansion of our business and product offerings. The purchase price was a significant premium to the assets acquired and liabilities assumed, due to expected synergies from products and markets of the combined entity. The acquisition of Actaris creates an opportunity to share technology and expertise around the world as worldwide electric, gas and water utilities look for advanced metering and communication products to better serve their markets; thus, the purchase price resulted in a substantial amount of goodwill.

The preliminary purchase price, net of cash acquired of $29.5 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$1,697,505
Direct transaction costs	18,871
Total purchase price	$1,716,376

We have made preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to assess the useful lives of certain intangible assets, which will affect the discounted cash flows used in the preliminary allocation. We are also collecting information, particularly third party documents, and analyzing external factors, to determine the fair values for litigation, warranties, deferred taxes and uncertain tax positions, which would also affect goodwill. We are unable to determine the impact to goodwill prior to the completion of our assessment. The size and complexity of this international acquisition has required considerable resources to validate information and complete analyses, including consultation with outside legal counsel and the review of contract terms and conditions. The following information reflects our preliminary allocation of the purchase price.
	April 18, 2007
	Fair Value	Useful Life
	(in thousands)	(in years)
Fair value of tangible assets acquired and liabilities assumed, net	$16,225
In-process research and development (IPR&D)	35,975
Identified intangible assets - amortizable
Core-developed technology	222,705	9-15
Customer relationships	270,927	20
Trademarks and tradenames	118,419	10
Other	5,094	1
Goodwill	1,047,031
Total net assets acquired	$1,716,376

Significant tangible assets acquired consisted of accounts receivable, inventory and property, plant and equipment. Significant liabilities assumed consisted of accounts payable, accrued expenses, wages and benefits payable, deferred taxes, uncertain tax positions and pension benefit obligations.

Our acquisition of Actaris resulted in $36.0 million of IPR&D expense, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated over the next one to six years. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization.

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

The following pro forma results are based on the individual historical results of Itron, Inc. and Actaris (prior to the acquisition on April 18, 2007) with adjustments to give effect to the combined operations as if the acquisition had occurred on January 1, 2006. The significant adjustments were as follows:

o	Increased amortization expense related to the acquired identified definite lived intangible assets of $27.3 million and $56.8 million for the years ended December 31, 2007 and 2006.
o
Elimination of amounts directly associated with the acquisition, including IPR&D of $36.0 million and $16.0 million associated with the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort.

o
Additional net interest expense of $12.6 million and $36.0 million for the years ended December 31, 2007 and 2006, related to the borrowings incurred upon acquisition, net of the retirement of Actaris’ previous debt.

o	Adjustments are tax affected utilizing Itron, Inc.’s estimated average statutory tax rate of 36.6%.

The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period. Specifically, as a majority of our revenues and operating expenses are now denominated in foreign currencies, changes in foreign currency exchange rates could materially affect our financial results.
	Pro Forma
	Year Ended December 31,
	2007	2006
	(in thousands, except per share data)
Revenues	$1,788,276	$1,625,292
Net income (loss)	$178	$(540)

Basic earnings (loss) per share	$0.01	$(0.02)
Diluted earnings (loss) per share	$0.01	$(0.02)

Weighted average shares assumed outstanding
Basic	30,245	29,501
Diluted	31,754	29,501

2006 Acquisitions
During 2006, we completed three separate acquisitions, which are reported in our Itron North America operating segment (in thousands).

Acquisition Date	Entity	Purchase Price
April 1, 2006	Quantum Consulting, Inc. (Quantum)	$4,493
June 1, 2006	ELO Sistemas e Tecnologia Ltda. (ELO)	$11,657
November 21, 2006	Flow Metrix, Inc. (Flow Metrix)	$13,811

The Quantum acquisition expanded our consulting services related to energy efficiency, planning design and market research and the ELO acquisition expanded our sales, manufacturing and services in South America. With the Flow Metrix acquisition, we now provide advanced leak detection systems for underground pipelines. The following financial information reflects the allocation of the purchase price, after final adjustments recorded in 2007, based on estimated fair values of assets and liabilities as of the date of acquisition.

	Quantum	ELO	Flow Metrix
	April 1, 2006	June 1, 2006	November 21, 2006
	(in thousands)
Fair value of tangible net assets acquired	$467	$798	$(3,531)
Identified intangible assets - amortizable
Core-developed technology	-	-	7,400
Customer contracts and relationships	-	6,957	740
Tradenames	-	-	410
Other	1,030	1,731	500
Goodwill	2,996	482	8,292
Foreign currency exchange rate change in
contingent purchase price liability (Goodwill)	-	1,689	-
Total net assets acquired	$4,493	$11,657	$13,811

The Quantum acquisition includes additional contingent consideration of up to $1.0 million to be paid to Quantum shareholders if certain defined yearly financial targets are achieved through 2008. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. The 2007 and 2006 financial targets were not achieved; therefore, no additional consideration was recorded.

The ELO acquisition was transacted in Brazilian reais and contained contingent consideration, payable if certain financial targets were achieved over a five year period or under certain defined conditions. At the date of acquisition, contingent consideration of approximately $5.6 million was recorded as a long-term liability, payable upon the contingent consideration terms. During 2007, increases in foreign currency exchange rates increased the contingent consideration payable to $7.3 million. During the fourth quarter of 2007, certain conditions were met resulting in contingent consideration of approximately $7.8 million payable to the ELO shareholders, resulting in a goodwill balance of $482,000 at December 31, 2007.

The Flow Metrix acquisition provides for additional consideration of up to $3.0 million if certain technological and integration milestones are achieved within the first three years from the date of acquisition. These additional payments will increase the purchase price and goodwill at the time the milestones are achieved. At December 31, 2007, no additional payments have been required.

The values assigned to the identified intangible assets for the 2006 acquisitions were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized based on the estimated discounted cash flows assumed in the valuation models. For tax purposes, the goodwill of Quantum and Flow Metrix are not deductible as we acquired the stock of these companies. The ELO acquisition was structured such that we received an increase in basis for tax purposes equal to the cash consideration paid. With the payment of contingent consideration to the ELO shareholders, intangible assets and goodwill are deductible for tax purposes.

Pro forma results are not presented for the acquisitions of Quantum, ELO and Flow Metrix as they are not considered material business combinations in accordance with SFAS 141.

Note 5:    Identified Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2007			At December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$403,665	$(126,488)	$277,177	$162,930	$(77,783)	$85,147
Customer contracts and relationships	312,709	(25,151)	287,558	16,888	(7,931)	8,957
Trademarks and tradenames	154,760	(26,877)	127,883	26,210	(12,022)	14,188
Other	24,845	(21,563)	3,282	25,840	(21,450)	4,390
Total identified intangible assets	$895,979	$(200,079)	$695,900	$231,868	$(119,186)	$112,682

A summary of the identifiable intangible asset account activity is as follows:
	At December 31,
	2007	2006
	(in thousands)
Beginning balance, intangible assets, gross	$231,868	$211,328
Business acquisitions	617,145	19,988
Adjustment of previous acquisitions	(1,220)	-
Disposals	(6,992)	-
Effect of change in exchange rates	55,178	552
Ending balance, intangible assets, gross	$895,979	$231,868

The increase in identified intangible assets in 2007 was primarily the result of the Actaris acquisition on April 18, 2007. In addition, a $1.2 million adjustment to intangible assets was recorded for the 2006 Flow Metrix acquisition based on the final determination of fair values of intangible assets acquired. Identified intangible assets acquired in 2006 were the result of the Quantum, ELO and Flow Metrix acquisitions. Intangible assets are recorded in the functional currency of our foreign subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates for those intangible assets owned by our foreign subsidiaries. Intangible asset amortization expense was $84.0 million in 2007, $31.1 million in 2006 and $38.8 million in 2005.

Estimated future annual amortization expense is as follows:
Years ending December 31,	Estimated Annual Amortization
(in thousands)
2008	$118,890
2009	108,794
2010	86,327
2011	75,162
2012	60,300
Beyond 2012	246,427
Total identified intangible assets, net	$695,900

Note 6:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2007 and 2006.
	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance at December 31, 2005	$116,032	$-	$116,032
Goodwill acquired	10,177	-	10,177
Effect of change in exchange rates	57	-	57
Goodwill balance at December 31, 2006	126,266	-	126,266
Goodwill acquired	-	1,047,031	1,047,031
Adjustment of previous acquisitions	846	-	846
Effect of change in exchange rates	2,159	89,831	91,990
Goodwill balance at December 31, 2007	$129,271	$1,136,862	$1,266,133

Goodwill acquired in 2007 was the result of the Actaris acquisition on April 18, 2007. Adjustments to goodwill in 2007 were based on the final determination of certain fair values and the payment of additional consideration for our 2006 acquisitions. Goodwill acquired in 2006 was the result of the Quantum and Flow Metrix acquisitions. Goodwill is recorded in the functional currency of our foreign subsidiaries; therefore, goodwill balances may increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates.

As a result of the Actaris acquisition, our operating segments as set forth above are based on our new segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition. As a result, goodwill assigned to our previous operating segments was combined as Itron North America. At the date of our reorganization, we determined there to be no impairment in the previous segments in accordance with SFAS 142.

Note 7:    Debt

The components of our borrowings are as follows:
	At December 31,
	2007	2006
	(in thousands)
Credit facility
USD denominated term loan	$596,793	$-
EUR denominated term loan	445,228	-
GBP denominated term loan	79,091	-
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	124,429	124,324
	1,590,541	469,324
Current portion of debt	(11,980)	-
Total long-term debt	$1,578,561	$469,324

Credit Facility
The Actaris acquisition was financed in part by a $1.2 billion credit facility (credit facility). The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Our interest rates were 6.84%, 8.05% and 6.78% for the U.S. dollar denominated, the pound sterling denominated and the euro denominated term loans at December 31, 2007, respectively. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of our operating subsidiaries, except our foreign subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at December 31, 2007. At December 31, 2007, there were no borrowings outstanding under the revolver and $54.7 million was utilized by outstanding standby letters of credit resulting in $60.3 million being available for additional borrowings.

This credit facility replaced an original senior secured credit facility we entered into in 2004 to finance the acquisition of Schlumberger’s electricity metering business. During the first quarter of 2006 we repaid the remaining balance of $24.7 million on the term loan portion of the original senior secured credit facility.

Senior Subordinated Notes
Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.4 million at December 31, 2007. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our foreign subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at December 31, 2007. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

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

The convertible notes may be converted at the option of the holder at an initial conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes (conversion price of $65.16 per share), under the following circumstances, as defined in the indenture:

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our foreign subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. The Actaris acquisition and the associated financing were not prohibited under these covenants. We were in compliance with these debt covenants at December 31, 2007.

At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. At September 30, 2007, the contingent conversion threshold of our convertible notes was exceeded. As a result, the notes were convertible at the option of the holder as of September 30, 2007 and through the fourth quarter of 2007, and accordingly, the aggregate principal amount of the convertible notes at September 30, 2007 was included in the current portion of long-term debt; and since our debt fees were amortized through the date of the earliest conversion option, in accordance with our policy we expensed approximately $6.6 million of the remaining prepaid debt fees associated with the convertible notes at September 30, 2007. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

Real Estate Term Note
On December 30, 2005, we signed a real estate term note (real estate note) for $14.8 million, secured by real property, with principal payments of $740,000, plus interest, payable quarterly, commencing April 1, 2006 and continuing through January 1, 2011. During 2006, we completed the repayment of the real estate note.

Project Financing
In May 1998, in conjunction with project financing for one of our outsourcing contracts, we issued a note secured by the assets of the project with monthly interest payments at an annual interest rate of 7.6%, maturing May 31, 2009. During April 2006, we repaid the balance of the project financing loan, which included $107,000 in prepayment fees.

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $21.6 million and $13.2 million at December 31, 2007 and 2006, respectively. For the year ended December 31, 2006, total interest cost was $18.7 million, of which $900,000 was capitalized as part of our new corporate headquarters capital improvements. There was no capitalized interest in 2007. Accrued interest expense was $5.0 million and $4.8 million at December 31, 2007 and 2006, respectively.

Minimum Payments on Debt
Minimum Payments
(in thousands)
2008	$11,980
2009	11,980
2010	11,980
2011	11,980
2012	136,409
Beyond 2012	1,406,212
Total debt	$1,590,541

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

During the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $445.2 million (€302.5 million) and the fair value, recorded as a long-term liability, was $1.7 million at December 31, 2007. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $611,000.

During the third quarter of 2007, we entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense), as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term liability, was $410,000 and the pound sterling denominated notional amount of the cross currency interest rate swap was $79.1 million (£39.6 million) at December 31, 2007. The U.S. denominated notional amount was $79.3 million at December 31, 2007. We expect the interest rate swap to reduce interest expense by $810,000 during the next twelve months.

Effective June 29, 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in foreign operations. Net losses of $41.1 million ($25.5 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the year ended December 31, 2007. We had no hedge ineffectiveness.

On February 25, 2007, we signed a stock purchase agreement to acquire Actaris and entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement is considered an unrecognized firm commitment; therefore, these foreign currency range forward contracts cannot be designated as fair value hedges. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain in other income (expense) from the termination of these foreign currency range forward contracts.

Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We continually monitor our positions and the credit ratings of the counterparties involved. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated.

Note 9:    Pension Plan Benefits

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2007.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $131,000 to the defined benefit pension plans from the date of the Actaris acquisition through December 31, 2007. Assuming that actual plan asset returns are consistent with our expected rate of return in 2007 and beyond, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2008 to our defined benefit pension plans.

The following table summarizes the benefit obligation, plan assets and funded status of the defined benefit plans and amounts recognized in the Consolidated Balance Sheet at December 31, 2007.

Period Ended
December 31, 2007
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period (April 18, 2007)	$71,452
Service cost	1,523
Interest cost	2,365
Settlements and curtailments	(362)
Actuarial gain	(5,620)
Benefits paid	(2,843)
Other – foreign currency exchange rate changes	5,934
Benefit obligation at December 31, 2007	72,449

Change in plan assets:
Fair value of plan assets at beginning of period (April 18, 2007)	6,420
Actual return of plan assets	230
Company contributions	131
Benefits paid	(113)
Other – foreign currency exchange rate changes	506
Fair value of plan assets at December 31, 2007	7,174
Ending balance at fair value (net pension plan benefit liability)	$65,275

Amounts recognized on the Consolidated Balance Sheet consist of:
At December 31, 2007
(in thousands)
Current portion of pension plan liability in wages and benefits payable	$5,210
Long-term portion of pension plan liability	60,623
Plan assets in other long term assets	(558)
Net pension plan benefit liability	$65,275

The total accumulated benefit obligation for our defined benefit pension plans was $68.0 million at December 31, 2007.

Net periodic pension benefit costs for our plans include the following components:
Period Ended
December 31, 2007
(in thousands)
Service cost	$1,523
Interest cost	2,365
Expected return on plan assets	(184)
Settlements and curtailments	(362)
Net periodic benefit cost from April 18, 2007 through December 31, 2007	$3,342

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

Period Ended
December 31, 2007
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	5.48%
Expected annual rate of compensation increase	3.08%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.48%
Expected rate of return on plan assets	4.10%
Expected annual rate of compensation increase	3.08%

We determine a discount rate for each individual defined benefit pension plan based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, we match the plans’ expected future benefit payments against the average 15 year corporate bond yield curve from the central banks of each respective country in which we have an established benefit pension plan.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study gives consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return.

We have one plan in which the fair value of plan assets exceeds the benefit obligation and the accumulated benefit obligation. Therefore, for the pension plans in which the accumulated benefit obligations exceeds the fair value of plan assets, our total obligation and the fair value of plan assets are as follows:
At December 31, 2007
(in thousands)
Projected benefit obligation	$70,974
Accumulated benefit obligation	$66,685
Fair value of plan assets	$5,141

The target allocation for our pension plans assets is as follows:
At December 31, 2007
Asset category:
Short-term investments and cash	8%
Insurance funds	92%

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

Annual benefit payments, including amounts to be paid from Company assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
(in thousands)
2008	$5,210
2009	4,975
2010	4,298
2011	4,663
2012	4,617
2013 - 2017	22,568

Note 10:    Stock-Based Compensation

Effective January 1, 2006, we prospectively adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our employee stock purchase plan (ESPP) and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the years ended December 31, 2007 and 2006, stock-based compensation expense was $11.7 million and $9.7 million and the related tax benefit was $2.9 million and $1.7 million, respectively. There was no stock-based compensation expense capitalized at December 31, 2007 and 2006. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied. Cash received from the exercise of stock options and similar awards was $20.1 million and $13.1 million for the years ended December 31, 2007 and 2006, respectively.

Stock-based compensation expense of $739,000 for the year ended December 31, 2005 was related to the issuance of unrestricted stock and ESPP that we recognized under previous accounting standards. There was no stock-based compensation expense related to employee stock options recognized during the year ended December 31, 2005.

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 966,386 shares remain available for issuance at December 31, 2007. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and unrestricted stock awards. Shares remaining for issuance as awards were 818,874 at December 31, 2007.

Stock Option Plans
Stock options to purchase the Company’s common stock are granted with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of the stock options granted in 2007, 2006 and 2005 were $27.44, $21.01 and $16.57 per share, respectively. Compensation expense related to stock options recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $9.2 million and $8.6 million, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts (provided in Note 1 in accordance with SFAS 123, as amended by SFAS 148) was recognized as the forfeitures occurred.

A summary of our stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2005	3,884	$15.24	6.03	$34,003
Granted	627	36.80
Exercised	(1,746)	13.64
Forfeited	(322)	18.64
Expired	-	-
Outstanding, December 31, 2005	2,443	$21.24	6.89	$46,189

Exercisable and expected to vest, December 31, 2005	2,313	$20.73	6.81	$44,922

Exercisable, December 31, 2005	1,157	$13.66	5.55	$30,804

Granted	600	49.39
Exercised	(751)	17.32
Forfeited	(67)	33.55
Expired	-	-
Outstanding, December 31, 2006	2,225	$29.78	7.46	$49,469

Exercisable and expected to vest, December 31, 2006	2,004	$28.55	7.31	$46,986

Exercisable, December 31, 2006	1,032	$18.13	5.98	$34,797

Granted	230	68.45
Exercised	(828)	24.24
Forfeited	(59)	44.28
Expired	(7)	42.62
Outstanding, December 31, 2007	1,561	$37.81	6.98	$90,769
Exercisable and expected to vest, December 31, 2007	1,405	$36.26	6.82	$83,896
Exercisable, December 31, 2007	798	$23.84	5.51	$57,582

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options and before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $10.1 million, which is expected to be recognized over a weighted average period of approximately 19 months. During the years ended December 31, 2007, 2006 and 2005, total intrinsic value of stock options exercised was $43.1 million, $30.3 million and $45.4 million, respectively.

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
	(in thousands)	(years)		(in thousands)
Range of Exercise Prices
$4.87 - $14.17	224	2.84	$7.44	224	$7.44
$14.85 - $20.64	251	5.28	19.15	251	19.15
$21.18 - $30.32	85	6.76	22.78	70	21.97
$37.40 - $42.62	272	7.23	37.42	126	37.40
$42.63 - $48.51	451	8.48	48.51	113	48.51
$48.52 - $62.52	58	8.77	57.78	11	54.84
$62.53 - $78.56	220	9.40	69.11	3	70.99
	1,561	6.98	$37.81	798	$23.84

Restricted Stock Units
During 2007, we granted 68,467 restricted stock units (RSU’s) with a cliff vesting period of three years from the anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSU’s are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. The fair value of RSU’s is the market close price of our common stock on the date of grant. Compensation expense is recognized over three years from the date of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the RSU’s.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Approximately 2,900 RSU’s were forfeited in 2007. As of December 31, 2007, total compensation expense relating to RSU’s was $659,000 and unrecognized compensation expense was $2.8 million, which is expected to be recognized over a weighted average period of approximately 29 months. The aggregate intrinsic value of RSU’s outstanding was $6.3 million and the weighted average grant date fair value was $68.78 per share at December 31, 2007.

Long-Term Performance Plan
We have a Long-Term Performance Plan (LTPP) for senior management, of which the issuance of restricted stock awards and restricted stock units (awards) are contingent on the attainment of yearly goals. Awards are issued in the year following attainment, as approved by the Board of Directors. The awards are converted into shares of the Company’s common stock subsequent to a three year cliff vesting period, on a one-to-one basis and issued to employees, subject to any deferral elections made by the recipient or required by the plan. An employee who terminates employment during a vesting period will receive a pro-rata portion of their issued awards based on the number of months worked during the vesting period. The fair value of an award is the market close price of our common stock on the date of grant.

The estimated awards for 2007, subject to Board of Director approval, consist of approximately 21,500 shares at a grant date fair value of $62.52 per share. The awards for 2006 and 2005 consisted of 25,065 and 30,542 shares, with associated fair values of $62.90 and $59.16 per share, respectively.

Compensation expense is recognized over the one year performance and three year vesting period for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $1,143,000, $436,000 and $485,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized compensation expense was $2.1 million, which is expected to be recognized through 2011.

A summary of the award activity for the years ended December 31, 2007 and 2006 is as follows:
Number of Awards
Nonvested, January 1, 2006	-
Issued	30,542
Vested	(1,171)
Forfeited	(6,938)
Nonvested, December 31, 2006	22,433

Issued	25,065
Vested	(1,011)
Forfeited	(1,578)
Nonvested, December 31, 2007	44,909

The weighted average grant date fair value per share of nonvested awards was $61.25 and $59.16 for the years ended December 31, 2007 and 2006, respectively. The weighted average grant date fair value of awards vested and forfeited in 2007 and 2006 was $59.16. The total fair value of awards vested was $80,000 and $66,000 for the years ended December 31, 2007 and 2006, respectively. The aggregate intrinsic value of awards outstanding was $4.3 million with an expected weighted average vesting period of 20 months at December 31, 2007.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. All awards are fully vested and expensed when granted. During the years ended December 31, 2007 and 2006, we issued 4,938 and 5,762 shares of unrestricted stock with a weighted average grant date fair value of $61.61 and $50.71 per share, respectively. The expense related to these awards for the years ended December 31, 2007 and 2006 was $304,000 and $292,000, respectively.

Employee Stock Purchase Plan
Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our ESPP. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 39,840, 48,442 and 62,498 shares to employees in the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the years ended December 31, 2007, 2006 and 2005 was $10.90, $8.63 and $6.85 per share, respectively. The expense related to ESPP recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $393,000 and $386,000, respectively. We had no unrecognized compensation cost at December 31, 2007 and 2006 associated with the awards issued under the ESPP. There were approximately 342,000 shares of common stock available for future issuance under the employee stock purchase plan at December 31, 2007.

Note 11:    Employee Savings Plans and Bonus, Profit Sharing

Employee Savings Plan
We have an employee incentive savings plan in which substantially all of our U.S. employees are eligible to participate. Employees may contribute, on a tax-deferred basis, from 1% to 50% of their salary, up to the annual Internal Revenue Service limit. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $3.5 million, $3.0 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005.

Bonus and Profit Sharing
We have employee bonus and profit sharing plans in which many of our employees participate, which provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the estimates made in earlier quarters. Bonus and profit sharing expense was $12.9 million, $9.4 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005.

Note 12:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$316	$2,428	$-
State and local	76	1,319	528
Foreign	18,345	290	356
Total current	18,737	4,037	884

Deferred:
Federal	(4,407)	15,052	(8,063)
State and local	(434)	1,093	1,864
Foreign	(42,473)	(1,504)	5,301
Total deferred	(47,314)	14,641	(898)

Change in valuation allowance	12,141	(202)	(5,519)
Total provision (benefit) for income taxes	$(16,436)	$18,476	$(5,533)

The change in valuation allowance, as noted in the table that summarizes the provision (benefit), includes amounts related to foreign interest expense deductions, which are reported as a component of foreign earnings in the reconciliation of the effective tax rate.

Reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income (loss) before income taxes
Domestic	$50,779	$52,068	$25,666
Foreign	(83,359)	167	1,862
Total income (loss) before income taxes	$(32,580)	$52,235	$27,528

Expected federal income tax provision (benefit)	$(11,404)	$18,282	$9,635
Tax credits	(2,091)	(2,433)	(2,114)
State income tax provision (benefit), net of federal effect	(1,260)	2,501	1,488
Realization of prior years' deferred tax assets	-	(615)	(8,534)
Change in valuation allowance	1,287	(202)	(5,519)
Acquired in process research and development	11,002	-	-
Uncertain tax positions, including interest and penalties	4,188	-	-
Foreign earnings	(6,646)	(837)	(501)
Change in tax rates	(12,316)	-	-
Stock-based compensation	113	1,876	-
Other, net	691	(96)	12
Total provision (benefit) for income taxes	$(16,436)	$18,476	$(5,533)

Our tax benefit for the year reflects a benefit associated with lower effective tax rates on foreign earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition which resulted in a reduced global effective tax rate. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

We recorded benefits from legislative reductions in tax rates in Germany and the United Kingdom during the third quarter. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%.

Deferred income tax assets and liabilities consist of the following:

	At December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Loss carryforwards	$67,237	$25,266
Tax credits	24,442	17,429
Derivatives	17,363	-
Depreciation and amortization	15,706	12,040
Other, net	12,812	857
Accrued expenses	10,040	14,896
Pension plan benefits expense	6,753	-
Total deferred tax assets	154,353	70,488
Valuation allowance	(27,523)	(1,083)
Net deferred tax asset	126,830	69,405

Deferred tax liabilities
Depreciation and amortization	(207,334)	-
Other, net	(10,055)	(191)
Tax effect of accumulated translation	(1,869)	(939)
Total deferred tax liabilities	(219,258)	(1,130)
Net deferred tax assets (liabilities)	$(92,428)	$68,275

In accordance with SFAS 109, Accounting for Income Taxes, we record valuation allowances to reduce deferred tax assets to the extent we believe these assets will not more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and our ability to carryback losses to prior years.

At December 31, 2007, we had deferred tax assets related to federal loss carryforwards of $21.0 million that expire during the years 2018 through 2027. The remaining portion of the loss carryforwards are comprised primarily of Actaris’ losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely, while the remainder expire beginning in 2008 through 2016. At December 31, 2007, there was a valuation allowance of $25.9 million associated with Actaris’ foreign loss carryforwards. We also had federal research and development tax credits of $19.5 million, which begin to expire in 2018. We have unused alternative minimum tax credits of $2.5 million at December 31, 2007, which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

As a result of SFAS 123(R), our deferred tax assets at December 31, 2007 do not include the tax effect on $34.2 million of excess tax benefits from employee stock option exercise that are a component of our net operating loss carryover for tax purposes. Equity (paid in capital) will be increased by $13.0 million if and when such excess tax benefits reduce taxes payable.

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenue Service has completed its examination of our federal income tax returns for the tax years through 1995. Due to the existence of net operating loss and tax credit carryforwards, tax years subsequent to 1995 remain open to examination by the major tax jurisdiction to which we are subject.  Actaris’ subsidiaries in France are currently under examination for the years 2004 through 2006. Due to the geographic breadth of our operations, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be different from these estimates. In 2008, we expect to pay $1.7 million in income tax obligations related to FIN 48. Additionally, the amount of the unrecognized tax benefits will change in the next twelve months due to audits in various foreign jurisdictions.  However, we do not expect that change to have a significant impact on our results of operations.

In accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes-Special Areas, we do not provide U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $11.1 million at December 31, 2007. Foreign taxes have been provided on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of Interpretation 48, we recognized a $5.4 million increase in the liability for unrecognized tax benefits, with a corresponding increase in deferred tax assets. Our implementation did not require an adjustment to retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2007	$5,422
Actaris acquisition opening balance	27,498
Gross increase to positions in prior years	2,171
Gross increases to current period tax positions	835
Audit settlements	(815)
Effect of change in exchange rates	(332)
Unrecognized tax benefits at December 31, 2007	$34,779

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the year ended December 31, 2007, we recognized approximately $1.2 million in interest and penalties. At December 31, 2007, accrued interest was $2.7 million and accrued penalties were $2.2 million. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The amount of unrecognized tax benefits that would affect our actual tax rate at January 1, 2007 and December 31, 2007 were $5.4 million and $8.4 million, respectively. During 2008, we expect to pay approximately $1.7 million in income tax obligations related to FIN 48. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1995
France	Subsequent to 2003
Germany	Subsequent to 2003
Spain	Subsequent to 1997
United Kingdom	Subsequent to 2000

Note 13:    Commitments and Contingencies

Commitments
Operating lease rental expense for warehouse, manufacturing and office facilities and equipment was $12.4 million in 2007, $7.0 million in 2006 and $7.6 million in 2005. The increase in rental expense for the year ended December 31, 2007, compared with prior years, is the result of the Actaris acquisition on April 18, 2007.

Future minimum lease payments at December 31, 2007, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:
		Minimum Payments
		(in thousands)
2008		$11,919
2009		7,502
2010		4,168
2011		1,733
2012		458
Beyond 2012		1,227
	Future minimum lease payments	$27,007

Rent expense is recognized straight-line over the lease term, including renewal periods if reasonably assured. We lease most of our sales and administration offices. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications
Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of December 31, 2007.

We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $54.7 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.0 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $5.9 million at December 31, 2007. Unsecured surety bonds in force were $13.8 million and $6.0 million at December 31, 2007 and 2006, respectively. The increase in bonds was primarily the result of the Actaris acquisition. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2007 and 2006 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We believe the claims are without merit and no liability has been recorded. However, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may occur as a result of this claim.

Note 14:    Shareholder Rights Plan

On November 4, 2002, the Board of Directors authorized the implementation of a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, without par value. The Rights will separate from the common stock and become exercisable following the earlier of (i) the close of business on the tenth business day after a public announcement that a person or group (including any affiliate or associate of such person or group) has acquired beneficial ownership of 15% or more of the outstanding common shares and (ii) the close of business on such date, if any, as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding common shares, which could result in the offeror becoming the beneficial owner of 15% or more of the outstanding common shares (the earlier of such dates being the distribution date). After the distribution date, each Right will entitle the holder to purchase, for $160, one one-hundredth (1/100) of a share of Series R Cumulative Participating Preferred Stock of the Company (a Preferred Share) with economic terms similar to that of one common share.

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

The terms of the Rights and the Rights Agreement may be amended without the approval of any holder of the Rights, at any time prior to the distribution date. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends. In order to preserve the actual or potential economic value of the Rights, the number of Preferred Shares or other securities issuable upon exercise of the Right, the purchase price, the redemption price and the number of Rights associated with each outstanding common share are all subject to adjustment by the Board of Directors pursuant to certain customary antidilution provisions. The Rights distribution should not be taxable for federal income tax purposes. Following an event that renders the Rights exercisable or upon redemption of the Rights, shareholders may recognize taxable income.

Note 15:    Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. The values provided are representative of fair values only as of December 31, 2007 and 2006, and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

Short-term investments, held to maturity: The fair value is based on quoted market prices, which approximates the carrying amount because of the short maturity of these instruments.

Credit facility: The fair value is based on the latest quoted market price at December 31, 2007. The foreign currency component is revalued at spot rates as of December 31, 2007.

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on the latest quoted market price at December 31, 2007.

Senior subordinated notes: The senior subordinated notes are registered with the SEC and are generally transferable. The 2007 fair value is based on the latest quoted market price at December 31, 2007.

Derivatives: The carrying value approximates fair value of the derivatives.
	At December 31, 2007		At December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$91,988	$91,988	$361,405	$361,405
Short-term investments, held to maturity	-	-	34,583	34,590
Liabilities
Credit facility
USD denominated term loan	596,793	581,873	-	-
EUR denominated term loan	445,228	427,975	-	-
GBP denominated term loan	79,091	77,311	-	-
Convertible senior subordinated notes	345,000	554,532	345,000	366,435
Senior subordinated notes	124,429	122,344	124,324	128,438
Interest rate swap	1,744	1,744	-	-
Cross currency swap	410	410	-	-

Note 16:    Segment Information

We changed our management structure with the acquisition of Actaris on April 18, 2007 and, as a result, now have two operating segments. The Actaris operating segment consists of our Actaris operations, which are primarily located in Europe and throughout the rest of the world outside of North America. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single segment called Itron North America. The operating segment information as set forth below is based on this new segment reporting structure. In accordance with SFAS 131, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 2007 Actaris acquisition.

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

Segment Products

Itron North America
Electronic electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, maintenance support and other services.

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

Segment Information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Itron North America	$630,304	$644,042	$552,690
Actaris	833,744	-	-
Total Company	$1,464,048	$644,042	$552,690

Gross margin
Itron North America	$256,784	$267,442	$233,621
Actaris	230,503	-	-
Total Company	$487,287	$267,442	$233,621

Operating income (loss)
Itron North America	$74,631	$89,028	$69,953
Actaris	3,878	-	-
Corporate unallocated	(32,036)	(27,285)	(23,715)
Total Company	46,473	61,743	46,238
Total other income (expense)	(79,053)	(9,508)	(18,710)
Income (loss) before income taxes	$(32,580)	$52,235	$27,528

No single customer represented more than 10% of total Company or individual segment revenues for the year ended December 31, 2007 and 2005.

One customer, Progress Energy, accounted for 16% of Itron North America segment revenues for the year ended December 31, 2006.

Revenues by region were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues by region
Europe	$623,625	$3,999	$5,608
United States and Canada	596,585	602,942	513,411
Other	243,838	37,101	33,671
Total revenues	$1,464,048	$644,042	$552,690

Note 17:    Consolidating Financial Information

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

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$586,552	$44,543	$879,147	$(46,194)	$1,464,048
Cost of revenues	348,341	34,723	639,679	(45,982)	976,761
Gross profit	238,211	9,820	239,468	(212)	487,287

Operating expenses
Sales and marketing	51,169	4,872	69,801	-	125,842
Product development	66,974	1,637	26,524	(209)	94,926
General and administrative	52,737	2,594	44,740	-	100,071
Amortization of intangible assets	26,493	-	57,507	-	84,000
In-process research and development	-	-	35,975	-	35,975
Total operating expenses	197,373	9,103	234,547	(209)	440,814

Operating income	40,838	717	4,921	(3)	46,473
Other income (expense)
Interest income	92,153	52	4,535	(86,263)	10,477
Interest expense	(89,025)	(2,994)	(84,212)	86,266	(89,965)
Other income (expense), net	9,143	(798)	(7,910)	-	435
Total other income (expense)	12,271	(3,740)	(87,587)	3	(79,053)

Income (loss) before income taxes	53,109	(3,023)	(82,666)	-	(32,580)
Income tax benefit	3,042	1,112	12,282	-	16,436
Equity in losses of guarantor and
non-guarantor subsidiaries	(72,295)	(2,556)	-	74,851	-
Net loss	$(16,144)	$(4,467)	$(70,384)	$74,851	$(16,144)

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$618,526	$-	$61,968	$(36,452)	$644,042
Cost of revenues	364,228	-	48,160	(35,788)	376,600
Gross profit	254,298	-	13,808	(664)	267,442

Operating expenses
Sales and marketing	56,937	-	6,650	-	63,587
Product development	58,208	-	1,389	(823)	58,774
General and administrative	48,997	-	3,058	158	52,213
Amortization of intangible assets	29,801	-	1,324	-	31,125
Total operating expenses	193,943	-	12,421	(665)	205,699

Operating income	60,355	-	1,387	1	61,743
Other income (expense)
Interest income	9,705	-	175	(383)	9,497
Interest expense	(17,444)	-	(723)	382	(17,785)
Other income (expense), net	(818)	-	(402)	-	(1,220)
Total other income (expense)	(8,557)	-	(950)	(1)	(9,508)

Income before income taxes	51,798	-	437	-	52,235
Income tax (provision) benefit	(19,532)	-	1,056	-	(18,476)
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries	1,493	(1,451)	-	(42)	-
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759

Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$533,833	$48,615	$(29,758)	$552,690
Cost of revenues	310,726	38,009	(29,666)	319,069
Gross profit	223,107	10,606	(92)	233,621

Operating expenses
Sales and marketing	51,552	5,087	3	56,642
Product development	46,922	424	(269)	47,077
General and administrative	42,721	1,929	168	44,818
Amortization of intangible assets	38,846	-	-	38,846
Total operating expenses	180,041	7,440	(98)	187,383

Operating income	43,066	3,166	6	46,238
Other income (expense)
Interest income	408	29	(135)	302
Interest expense	(18,655)	(430)	141	(18,944)
Other income (expense), net	2	(58)	(12)	(68)
Total other income (expense)	(18,245)	(459)	(6)	(18,710)

Income before income taxes	24,821	2,707	-	27,528
Income tax benefit (provision)	5,882	(349)	-	5,533
Equity in earnings of
non-guarantor subsidiaries	2,358	-	(2,358)	-
Net income	$33,061	$2,358	$(2,358)	$33,061

Consolidating Balance Sheet
December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,937	$1,664	$62,387	$-	$91,988
Accounts receivable, net	95,908	7,151	235,959	-	339,018
Intercompany accounts receivable	15,359	25	5,855	(21,239)	-
Inventories	50,049	6,584	113,804	(1,199)	169,238
Deferred income taxes, net	5,528	1,294	3,911	-	10,733
Other	13,322	17	29,120	-	42,459
Intercompany other	7,729	7,800	19,365	(34,894)	-
Total current assets	215,832	24,535	470,401	(57,332)	653,436

Property, plant and equipment, net	85,036	12,543	225,424	-	323,003
Intangible assets, net	77,017	-	618,883	-	695,900
Goodwill	113,846	10,001	1,142,286	-	1,266,133
Prepaid debt fees	21,616	-	-	-	21,616
Deferred income taxes, net	85,963	1,275	(11,995)	-	75,243
Investment in subsidiaries	118,733	71,943	(66,192)	(124,484)	-
Intercompany notes receivable	1,764,792	3,282	8,656	(1,776,730)	-
Other	1,762	15	13,458	-	15,235
Total assets	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$39,701	$4,336	$154,960	$-	$198,997
Accrued expenses	7,124	546	49,605	-	57,275
Intercompany accounts payable	4,258	1,842	15,139	(21,239)	-
Wages and benefits payable	17,419	1,750	51,317	-	70,486
Taxes payable	(36,113)	(158)	53,764	-	17,493
Current portion of long-term debt	11,980	-	-	-	11,980
Current portion of warranty	8,411	151	12,715	-	21,277
Deferred income taxes, net	-	-	5,437	-	5,437
Short-term intercompany advances	12,807	14,782	7,305	(34,894)	-
Unearned revenue	15,120	-	5,792	-	20,912
Total current liabilities	80,707	23,249	356,034	(56,133)	403,857

Long-term debt	1,578,563	-	(2)	-	1,578,561
Warranty	10,104	100	1,360	-	11,564
Pension plan benefits	1	-	60,622	-	60,623
Intercompany notes payable	1,474	7,153	1,768,103	(1,776,730)	-
Deferred income taxes, net	962	-	172,538	-	173,500
Other obligations	16,536	25	47,098	-	63,659
Total liabilities	1,688,347	30,527	2,405,753	(1,832,863)	2,291,764

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	609,902	90,437	97,021	(187,458)	609,902
Accumulated other comprehensive income, net	126,668	8,548	10,468	(19,016)	126,668
Retained earnings (accumulated deficit)	22,232	(5,918)	(74,873)	80,791	22,232
Total shareholders' equity	758,802	93,067	32,616	(125,683)	758,802
Total liabilities and shareholders' equity	$2,447,149	$123,594	$2,438,369	$(1,958,546)	$3,050,566

Consolidating Balance Sheet
December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$353,483	$-	$7,922	$-	$361,405
Short-term investments, held to maturity	34,583	-	-	-	34,583
Accounts receivable, net	95,041	-	14,883	-	109,924
Intercompany accounts receivable	6,486	-	3,263	(9,749)	-
Inventories	49,233	-	3,263	-	52,496
Deferred income taxes, net	19,758	-	1,158	-	20,916
Other	15,394	-	1,727	-	17,121
Intercompany other	1,698	-	5,000	(6,698)	-
Total current assets	575,676	-	37,216	(16,447)	596,445

Property, plant and equipment, net	86,594	-	2,095	-	88,689
Intangible assets, net	104,731	-	7,951	-	112,682
Goodwill	113,481	-	12,785	-	126,266
Prepaid debt fees	13,161	-	-	-	13,161
Deferred income taxes, net	44,702	-	2,698	-	47,400
Intercompany notes receivable	12,257	-	1,242	(13,499)	-
Other	33,880	531	1,390	(31,922)	3,879
Total assets	$984,482	$531	$65,377	$(61,868)	$988,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$33,602	$-	$2,201	$-	$35,803
Accrued expenses	6,392	-	10	-	6,402
Intercompany accounts payable	3,263	-	6,486	(9,749)	-
Wages and benefits payable	22,673	-	1,541	-	24,214
Taxes payable	1,053	-	664	-	1,717
Current portion of warranty	7,850	-	149	-	7,999
Short-term intercompany advances	5,001	-	1,697	(6,698)	-
Unearned revenue	26,004	-	1,445		27,449
Total current liabilities	105,838	-	14,193	(16,447)	103,584

Long-term debt	469,324	-	-	-	469,324
Warranty	10,149	-	-	-	10,149
Intercompany notes payable	1,241	-	12,258	(13,499)	-
Other obligations	6,948	-	7,535	-	14,483
Total liabilities	593,500	-	33,986	(29,946)	597,540

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	351,018	1,982	30,113	(32,095)	351,018
Accumulated other comprehensive income, net	1,588	-	5,767	(5,767)	1,588
Retained earnings (accumulated deficit)	38,376	(1,451)	(4,489)	5,940	38,376
Total shareholders' equity	390,982	531	31,391	(31,922)	390,982
Total liabilities and shareholders' equity	$984,482	$531	$65,377	$(61,868)	$988,522

Consolidating Statement of Cash Flows
Year Ended December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities			(in thousands)
Net loss	$(16,144)	$(4,467)	$(70,384)	$74,851	$(16,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,754	1,474	81,212	-	126,440
In-process research and development	-	-	35,975	-	35,975
Employee stock plans income tax (provision) benefits	(389)	-	-	-	(389)
Stock-based compensation	11,656	-	-	-	11,656
Amortization of prepaid debt fees	13,526	-	-	-	13,526
Deferred income taxes, net	(19,056)	(3,765)	(13,552)	-	(36,373)
Equity in losses of non-guarantor subsidiaries	72,295	2,556	-	(74,851)	-
Other, net	1,224	17	85	-	1,326
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,358)	(713)	(25,647)	-	(40,718)
Inventories	329	525	18,565	-	19,419
Trade payables, accrued expenses and taxes payable	12,259	1,875	(4,101)	-	10,033
Wages and benefits payable	(5,254)	252	5,200	-	198
Unearned revenue	3,823	-	(1,163)	-	2,660
Warranty	516	126	1,119	-	1,761
Effect of foreign exchange rate changes	-	-	4,168	-	4,168
Intercompany transactions, net	(7,878)	1,817	6,061	-	-
Other, net	(5,698)	382	5,105	-	(211)
Net cash provided by operating activities	90,605	79	42,643	-	133,327

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Proceeds from the sale of property, plant and equipment	(350)	(3)	353	-	-
Acquisitions of property, plant and equipment	(20,847)	5,852	(25,607)	-	(40,602)
Business acquisitions, net of cash and cash equivalents acquired	(1,716,253)	-	-	-	(1,716,253)
Cash transferred to parent	-	(7,806)	-	7,806	-
Cash transferred to guarantor subsidiaries	(250)	-	(7,806)	8,056	-
Cash transferred to non-guarantor subsidiaries	(5,658)	-	-	5,658	-
Intercompany notes, net	120,673	(3,282)	(41,857)	(75,534)	-
Other, net	(140,889)	(9,113)	157,441	-	7,439
Net cash (used in) provided by investing activities	(1,728,574)	(14,352)	82,524	(54,014)	(1,714,416)

Financing activities
Proceeds from borrowings	1,159,025	-	(2)	-	1,159,023
Payments on debt	(76,099)	-	-	-	(76,099)
Change in short-term borrowing, net	(1,902)	-	1,902	-	-
Issuance of common stock	247,617	-	-	-	247,617
Excess tax benefits from stock-based compensation	-	-	-	-	-
Prepaid debt fees	(22,083)	-	-	-	(22,083)
Cash transferred from parent	-	250	5,658	(5,908)	-
Cash transferred from guarantor subsidiaries	7,806	-	-	(7,806)	-
Cash transferred from non-guarantor subsidiaries	-	7,806	-	(7,806)	-
Intercompany notes payable	(3,843)	7,881	(79,572)	75,534	-
Other, net	1,902	-	-	-	1,902
Net cash provided by (used in) financing activities	1,312,423	15,937	(72,014)	54,014	1,310,360

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	1,312	-	1,312
Increase (decrease) in cash and cash equivalents	(325,546)	1,664	54,465	-	(269,417)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$27,937	$1,664	$62,387	$-	$91,988

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,502	$-	$3,899	$-	$5,401
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,848	$-	$18,866	$-	$21,714
Interest (net of amount capitalized)	75,175	140	1,002	-	76,317

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,153	-	2,081	-	46,234
Employee stock plans income tax benefits	13,547		-	-	13,547
Excess tax benefits from stock-based compensation	(9,717)	-	-	-	(9,717)
Stock-based compensation	9,689	-	-	-	9,689
Amortization of prepaid debt fees	4,526	-	-	-	4,526
Deferred income taxes, net	3,764	-	(2,140)	-	1,624
Equity in (earnings) losses of non-guarantor subsidiaries	(1,493)	1,451	-	42	-
Other, net	846	-	(18)	-	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,863	-	(7,138)	-	(3,275)
Inventories	(1,948)	-	349	-	(1,599)
Long-term note receivable, net	-	-	-	-	-
Trade payables, accrued expenses and taxes payable	(5,212)	-	(3,066)	-	(8,278)
Wages and benefits payable	(1,966)	-	192	-	(1,774)
Unearned revenue	5,033	-	665	-	5,698
Warranty	3,319	-	(447)	-	2,872
Intercompany transactions, net	(8,404)	-	8,404	-	-
Other, net	63	-	576	-	639
Net cash provided by operating activities	93,822	-	951	-	94,773

Investing activities
Proceeds from the maturities of investments, held to maturity	170,381	-	53	-	170,434
Purchases of investments, held to maturity	(204,995)	-	-	-	(204,995)
Acquisitions of property, plant and equipment	(30,702)	-	(1,037)	-	(31,739)
Business acquisitions, net of cash and cash equivalents acquired	(19,889)	-	(1,232)	-	(21,121)
Cash transferred to parent	-	-	(3,303)	3,303	-
Cash transferred to non-guarantor subsidiaries	(760)	-	-	760	-
Intercompany notes, net	-	-	8,133	(8,133)	-
Other, net	672	-	1,250	-	1,922
Net cash (used in) provided by investing activities	(85,293)	-	3,864	(4,070)	(85,499)

Financing activities
Proceeds from borrowings	345,000	-	-	-	345,000
Payments on debt	(39,476)	-	(3,227)	-	(42,703)
Issuance of common stock	15,250	-	-	-	15,250
Excess tax benefits from stock-based compensation	9,717	-	-	-	9,717
Prepaid debt fees	(8,771)	-	-	-	(8,771)
Cash transferred from parent	-	-	760	(760)	-
Cash transferred from non-guarantor subsidiaries	3,303	-	-	(3,303)	-
Intercompany notes payable	(8,133)	-	-	8,133	-
Net cash provided by (used in) financing activities	316,890	-	(2,467)	4,070	318,493

Increase in cash and cash equivalents	325,419	-	2,348	-	327,767
Cash and cash equivalents at beginning of period	28,064	-	5,574	-	33,638
Cash and cash equivalents at end of period	$353,483	$-	$7,922	$-	$361,405

Non-cash transactions:
Fixed assets purchased but not yet paid	$6,129	$-	$502	$-	$6,631
Non-cash affects of acquisitions (Note 5)	-	-	637	-	637

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,082	$-	$352	$-	$3,434
Interest (net of amount capitalized)	4,941	-	293	-	5,234

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Parent	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$33,061	$2,358	$(2,358)	$33,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,771	801	-	51,572
Employee stock plans income tax benefits	15,146	-	-	15,146
Stock-based compensation	739	-	-	739
Amortization of prepaid debt fees	5,031	-	-	5,031
Deferred income taxes, net	(21,865)	(152)	-	(22,017)
Equity in earnings of non-guarantor subsidiaries	(2,358)	-	2,358	-
Other, net	2,795	(517)	-	2,278
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,544)	1,361	-	(14,183)
Inventories	(5,209)	1,212	-	(3,997)
Trade payables, accrued expenses and taxes payable	5,110	(678)	-	4,432
Wages and benefits payable	9,788	(506)	-	9,282
Unearned revenue	343	(187)	-	156
Warranty	4,044	(213)	-	3,831
Intercompany transactions, net	(6,725)	6,725	-	-
Other, net	(5,752)	38	-	(5,714)
Net cash provided by operating activities	69,375	10,242	-	79,617

Investing activities
Acquisitions of property, plant and equipment	(31,675)	(298)	-	(31,973)
Cash transferred to parent	-	(2,500)	2,500	-
Cash transferred to non-guarantor subsidiaries	465	-	(465)	-
Intercompany notes, net	5,957	-	(5,957)	-
Other, net	1,851	(1,863)	1,414	1,402
Net cash used in investing activities	(23,402)	(4,661)	(2,508)	(30,571)

Financing activities
Proceeds from borrowings	14,800	-	-	14,800
Payments on debt	(125,399)	(797)	-	(126,196)
Issuance of common stock	84,727	1,414	(1,414)	84,727
Prepaid debt fees	(391)	-	-	(391)
Cash transferred from parent	-	(465)	465	-
Cash transferred from non-guarantor subsidiaries	2,500	-	(2,500)	-
Intercompany notes, net	-	(5,957)	5,957	-
Other, net	-	28	-	28
Net cash used in financing activities	(23,763)	(5,777)	2,508	(27,032)

Increase (decrease) in cash and cash equivalents	22,210	(196)	-	22,014
Cash and cash equivalents at beginning of period	5,854	5,770	-	11,624
Cash and cash equivalents at end of period	$28,064	$5,574	$-	$33,638

Non-cash transactions:
Fixed assets purchased but not yet paid	$4,400	$-	$-	$4,400

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$977	$304	$-	$1,281
Interest (net of amount capitalized)	14,036	278	-	14,314

Note 18:    Quarterly Results (Unaudited)

Quarterly results are as follows:
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share and stock price data)
2007
Statement of operations data:
Total revenues	$147,911	$401,559	$434,034	$480,544	$1,464,048
Gross profit	$61,325	$124,714	$144,810	$156,438	$487,287
Net income	$7,180	$(23,880)	$(3,446)	$4,002	$(16,144)

Basic earnings per share	$0.26	$(0.79)	$(0.11)	$0.13	$(0.55)
Diluted earnings per share	$0.26	$(0.79)	$(0.11)	$0.12	$(0.55)

Stock Price:
High	$68.91	$78.72	$96.08	$112.92	$112.92
Low	$51.15	$64.57	$73.55	$72.78	$51.15

2006
Statement of operations data:
Total revenues	$155,553	$163,810	$164,706	$159,973	$644,042
Gross profit	$66,774	$69,032	$67,425	$64,211	$267,442
Net income	$7,069	$10,204	$9,215	$7,271	$33,759

Basic earnings per share	$0.28	$0.40	$0.36	$0.28	$1.33
Diluted earnings per share	$0.27	$0.39	$0.35	$0.28	$1.28

Stock Price:
High	$62.75	$73.72	$60.46	$57.50	$73.72
Low	$39.44	$52.58	$44.76	$46.87	$39.44

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 2007, or in any period subsequent to such date, through the date of this report.

ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)	Internal Control Over Financial Reporting.
(a)
Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

We completed the acquisition of Actaris on April 18, 2007. This business represents a separate segment with total assets of $2.4 billion as of December 31, 2007 and revenues of $834 million from the date of acquisition through December 31, 2007. Actaris is also a separate control environment. The evaluation of disclosure controls and procedures referred to in (i) above included Actaris. However, we have excluded this segment from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting.    The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2007. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Itron, Inc.

We have audited Itron Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Itron, Inc. as of December 31, 2007, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2007 of Itron, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2008

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Item 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008 (the 2007 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management—Executive Officers of the Registrant” in PART I of this Annual Report on Form 10-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2007 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2007 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2007, as set forth by Item 407(c)(3).

The section entitled “Corporate Governance” appearing in the 2007 Proxy Statement sets forth certain information regarding the Audit Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” and “Compensation of Directors” appearing in the 2007 Proxy Statement sets forth certain information with respect to the compensation of directors and management of the Registrant as required by Item 402 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2007 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled “Compensation Committee Report” appearing in the 2007 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND      RELATED STOCKHOLDER MATTERS

The section entitled “Equity Compensation Plan Information” appearing in the 2007 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2007 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled “Transactions with Related Persons” appearing in the 2007 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.

The section entitled “Corporate Governance” appearing in the 2007 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm’s Fees and Services” appearing in the 2007 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by the Registrant’s independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit
Number	Description of Exhibits

2.1
Stock purchase agreement between the stockholders of Actaris Metering Systems S.A, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007—File No. 0-22418)

2.2
Amendment No. 1 to Stock Purchase Agreement between the stockholders of Actaris Metering Systems S.A, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007—File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003—File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (attached hereto)

4.1
Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 11, 2002. (Filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002—File No. 0-22418)

4.2	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (Filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4, filed on September 3, 2004—File No. 333-118782)

4.3
Indenture relating to Itron, Inc.’s 7.75% senior subordinated notes due 2012, dated as of May 10, 2004. (Filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4, filed on September 3, 2004—File No. 333-118782)

4.4
Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (Filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A, filed on September 9, 2004—File No. 333-118782)

4.5
Indenture relating to Itron, Inc.’s 2.50% convertible senior subordinated notes due 2026, dated as of August 4, 2006. (Filed as Exhibit 4.16 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2006—File No. 0-22418)

4.6
Credit Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and UBS Securities LLC, Wells Fargo Bank, National Association and Mizuho Corporate Bank, Ltd. (Filed as Exhibit 4.1 to Itron, Inc.'s Report on Form 8-K, filed on April 24, 2007—File No. 0-22418)

4.7
Security Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and Wells Fargo Bank, National Association as Collateral Agent. (Filed as Exhibit 4.2 to Itron, Inc.'s Report on Form 8-K, filed on April 24, 2007—File No. 0-22418)

Exhibit
Number	Description of Exhibits

10.1	Form of Change in Control Agreement between Itron, Inc. and certain of its executive officers.* (Filed as Exhibit 10.2 to Itron Inc.’s Report on Form 8-K, filed on February 17, 2006—File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change in Control Agreements with Itron, Inc.* (see Exhibit 10.1 hereto)

10.3	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007—File No. 0-22418)

10.4	Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (attached hereto)

10.5	Executive Deferred Compensation Plan.* (Filed as Exhibit 10.12 to Itron, Inc.’s Registration Statement on Form S-1 (Registration #33-49832), as amended, filed on July 22, 1992)

10.6	Executive Deferred Compensation Plan, Amendment No. Two, dated December 4, 2006.* (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on December 7, 2006—File No. 0-22418)

10.7	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000—File No. 0-22418)

10.8	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc.* (see Exhibit 10.7 hereto)

10.9	2002 Employee Stock Purchase Plan. (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005—File No. 0-22418)

10.10
Amended Long-Term Performance Plan dated February 22, 2007 between Itron, Inc. and certain of its executive officers.* (Filed as Exhibit 10.1 to Itron, Inc.’s Report on Form 8-K, filed on February 28, 2007—File No. 0-22418)

10.11	1989 Restated Stock Option Plan. (filed as Appendix A to Itron, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997—File No. 0-22418)

10.12	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.13	Notice of Restricted Stock Award.* (Filed as Exhibit 10.23 to Itron, Inc.’s Report on Form 8-K, filed on February 17, 2006—File No. 0-22418)

10.14	Foreign Assignment Program Agreement between Itron, Inc. and certain of its officers.* (Filed as Exhibit 10.1 to Itron, Inc.'s Report on Form 8-K, filed on April 24, 2007—File No. 0-22418)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 25th day of February, 2008.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2008.

Signature	Title

/S/ LEROY D. NOSBAUM
LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY
Michael B. Bracy	Director

/S/ TED C. DEMERRITT
Ted C. DeMerritt	Director

/S/ KIRBY A. DYESS
Kirby A. Dyess	Director

/S/ JON E. ELIASSEN
Jon E. Eliassen	Director

/S/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/S/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/S/ SHARON L. NELSON
Sharon L. Nelson	Director

/S/ GARY E. PRUITT
Gary E. Pruitt	Director

/S/ GRAHAM M. WILSON
Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

		Acquisition		Additions		Effects of
	Balance at	opening		charged to		change in
	beginning	balance /		costs and		exchange	Balance at end of period
Description	of period	adjustments		expenses	Deductions	rates	Current	Noncurrent
	(in thousands)
Year ended December 31, 2007:
Short and long-term warranty	$18,148	$12,935	(1)	$14,019	$12,890	$629	$21,277	$11,564
Allowance for doubtful accounts	589	5,176	(1)	1,046	(808)	388	6,391	-
FIN 48 Unrecognized tax benefits	5,431	31,824	(1)	4,188	(1,375)	(351)	-	39,717
Deferred tax assets valuation allowance	1,083	14,381	(1)	12,265	-	-	-	27,729

Year ended December 31, 2006:
Short and long-term warranty	$15,276	$-		$10,104	$7,232	$-	$7,999	$10,149
Allowance for doubtful accounts	598	-		52	(61)	-	589	-

Year ended December 31, 2005:
Short and long-term warranty	$13,574	$(2,128	) (2)	$10,929	$7,099	$-	$8,497	$6,779
Allowance for doubtful accounts	1,312	(164)		(165)	(385)	-	598	-

(1)				On April 18, 2007, we completed the acquisition of Actaris Metering Systems, SA.

(2)				On July 1, 2004, we completed the acquisition of our Electricity Metering business and continued to make adjustments to the purchase price through June 2005 as the valuation of assets and liabilities were finalized.