Form 10-Q
period 2008-03-24
ITRON INC /WA/
filed 2008-05-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of April 30, 2008, there were outstanding 30,784,601 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenues	$478,476	$147,911
Cost of revenues	315,917	86,586
Gross profit	162,559	61,325

Operating expenses
Sales and marketing	41,966	14,920
Product development	29,031	15,821
General and administrative	33,023	14,244
Amortization of intangible assets	31,252	7,040
Total operating expenses	135,272	52,025

Operating income	27,287	9,300
Other income (expense)
Interest income	1,424	6,089
Interest expense	(25,266)	(5,497)
Other income (expense), net	188	1,508
Total other income (expense)	(23,654)	2,100

Income before income taxes	3,633	11,400
Income tax provision	(680)	(4,220)

Net income	$2,953	$7,180

Earnings per share
Basic	$0.10	$0.26
Diluted	$0.09	$0.26

Weighted average number of shares outstanding
Basic	30,696	27,198
Diluted	32,745	27,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,519	$91,988
Accounts receivable, net	361,094	339,018
Inventories	185,361	169,238
Deferred income taxes, net	22,631	10,733
Other	50,198	42,459
Total current assets	714,803	653,436

Property, plant and equipment, net	328,329	323,003
Prepaid debt fees	19,834	21,616
Deferred income taxes, net	87,400	75,243
Other	12,596	15,235
Intangible assets, net	626,206	695,900
Goodwill	1,418,556	1,266,133
Total assets	$3,207,724	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$221,720	$198,997
Accrued expenses	68,173	57,275
Wages and benefits payable	76,022	70,486
Taxes payable	27,927	17,493
Current portion of long-term debt	357,338	11,980
Current portion of warranty	22,980	21,277
Deferred income taxes, net	-	5,437
Unearned revenue	34,210	20,912
Total current liabilities	808,370	403,857

Long-term debt	1,218,792	1,578,561
Warranty	18,823	11,564
Pension plan benefits	68,723	60,623
Deferred income taxes, net	164,818	173,500
Other obligations	57,993	63,659
Total liabilities	2,337,519	2,291,764

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	616,361	609,902
Accumulated other comprehensive income, net	228,659	126,668
Retained earnings	25,185	22,232
Total shareholders' equity	870,205	758,802
Total liabilities and shareholders' equity	$3,207,724	$3,050,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating activities
Net income	$2,953	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,318	11,460
Employee stock plans income tax benefit	-	1,969
Excess tax benefits from stock-based compensation	-	(1,611)
Stock-based compensation	3,890	2,876
Amortization of prepaid debt fees	1,858	758
Deferred income taxes, net	(17,956)	1,684
Other, net	86	(1,989)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,952)	(14,303)
Inventories	(16,237)	1,668
Trade payables, accrued expenses and taxes payable	36,501	8,963
Wages and benefits payable	5,394	(5,296)
Unearned revenue	13,889	(2,006)
Warranty	2,654	1,692
Effect of foreign exchange rate changes	7,867	-
Other, net	(8,845)	(4,271)
Net cash provided by operating activities	56,420	8,774

Investing activities
Proceeds from the maturities of investments, held to maturity	-	35,000
Acquisitions of property, plant and equipment	(13,117)	(8,622)
Business acquisitions, net of cash and cash equivalents acquired	(95)	(149)
Other, net	897	(5,736)
Net cash (used in) provided by investing activities	(12,315)	20,493

Financing activities
Payments on debt	(46,770)	-
Issuance of common stock	2,569	229,588
Excess tax benefits from stock-based compensation	-	1,611
Other, net	3,587	-
Net cash (used in) provided by financing activities	(40,614)	231,199

Effect of foreign exchange rate changes on cash and cash equivalents	40	-
Increase in cash and cash equivalents	3,531	260,466
Cash and cash equivalents at beginning of period	91,988	361,405
Cash and cash equivalents at end of period	$95,519	$621,871

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,604	$1,573
Pre-acquisition costs incurred but not yet paid	-	2,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,903	$2,084
Interest	18,385	4,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2007 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At March 31, 2008 we had no investments in variable interest entities.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. The operating results of this acquisition are included in our condensed consolidated financial statements commencing on the date of the acquisition (see Note 4).

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Derivative Instruments
We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Condensed Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of our counterparties when valuing our derivatives.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. There were no significant impairments of long-lived assets in the three months ended March 31, 2008. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible senior subordinated notes (convertible notes), the portion of unamortized prepaid debt fees related to the early principal repayment, or convertible notes, is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Beginning balance, January 1	$32,841	$18,148
Adjustment of previous acquisition	6,307	-
New product warranties	2,667	696
Other changes/adjustments to warranties	1,701	2,936
Claims activity	(3,580)	(1,940)
Effect of change in exchange rates	1,867	-
Ending balance, March 31	41,803	19,840
Less: current portion of warranty	22,980	9,440
Long-term warranty	$18,823	$10,400

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $4.4 and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in warranty expense for the three months ended March 31, 2008, compared with the same period in 2007, is the result of the Actaris activity. Warranty expense is classified within cost of revenues.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $3.2 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.7 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively. Some of the key drivers of the fluctuations in the IBNR accrual are the number of plan participants, claims activity and deductible limits.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the taxing jurisdictions in which we operate. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

We evaluate whether our tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements in accordance with Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

Foreign Exchange
Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the functional currency are included in the Condensed Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or considered to be hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services installation, consulting and post-sale maintenance support. In determining appropriate revenue recognition, we primarily consider the provisions of the following accounting pronouncements: Staff Accounting Bulletin 104, Revenue recognition in Financial Statements, FASB’s Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software in determining the appropriate revenue recognition policy.

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

Stock-Based Compensation
SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, based on estimated fair values. We record stock-based compensation expenses under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. The fair value of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation using the straight-line method over the requisite service period. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. The benefits of tax deductions in excess of the compensation cost recognized are classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

Fair Value Measurement
SFAS 157, Fair Value Measurement, became effective on January 1, 2008 and establishes a framework for measuring fair value, expands disclosures about fair value measurements of our financial assets and liabilities and specifies a hierarchy of valuation techniques based on whether the inputs used are observable or unobservable. The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means. The disclosure requirements include the fair value measurement at the reporting date and the level within the fair value hierarchy in which the fair value measurements fall. For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of fiscal year 2009.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net income available to common shareholders	$2,953	$7,180

Weighted average number of shares outstanding - Basic	30,696	27,198
Dilutive effect of stock-based awards and convertible notes	2,049	782
Weighted average number of shares outstanding - Diluted	32,745	27,980
Basic earnings per common share	$0.10	$0.26
Diluted earnings per common share	$0.09	$0.26

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At March 31, 2008 and 2007, we had stock-based awards outstanding of approximately 1.5 million and 2.0 million at weighted average option exercise prices of $39.18 and $30.65, respectively. Approximately 53,000 and 593,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2008 and 2007, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible senior subordinated notes that, when convertible, have a potentially dilutive effect on our EPS. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted EPS is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock at March 31, 2008 and 2007 is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three months ended March 31, 2008 exceeded the conversion price of $65.16 and therefore, approximately 1.4 million shares have been included as dilutive shares in the calculation of diluted EPS at March 31, 2008. The average price of our common stock for the three months ended March 31, 2007 did not exceed the conversion price of $65.16 and therefore, did not have an effect on diluted earnings per share at March 31, 2007.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at March 31, 2008 and 2007.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At March 31,	At December 31,
	2008	2007
	(in thousands)
Trade receivables (net of allowance of $6,236 and $6,391)	$341,201	$324,425
Unbilled revenue	19,893	14,593
Total accounts receivable, net	$361,094	$339,018

A summary of the allowance for doubtful accounts activity is as follows:	Three Months Ended March 31,
	2008	2007
	(in thousands)
Beginning balance, January 1	$6,391	$589
Provision for doubtful accounts	167	86
Accounts charged off	(482)	-
Effects of change in exchange rates	160	(60)
Ending balance, March 31	$6,236	$615

Inventories
A summary of the inventory balances is as follows:	At March 31,	At December 31,
	2008	2007
	(in thousands)
Materials	$91,082	$81,636
Work in process	17,800	16,859
Finished goods	76,479	70,743
Total inventories	$185,361	$169,238

Property, plant and equipment, net	At March 31,	At December 31,
	2008	2007
	(in thousands)
Machinery and equipment	$202,156	$192,562
Computers and purchased software	68,328	66,412
Buildings, furniture and improvements	145,036	140,386
Land	43,106	41,750
Total cost	458,626	441,110
Accumulated depreciation	(130,297)	(118,107)
Property, plant and equipment, net	$328,329	$323,003

Depreciation expense was $13.1 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.

Note 4:    Business Combinations

On April 18, 2007, we completed the acquisition of Actaris for €800 million (approximately $1.1 billion) plus the retirement of $642.9 million of debt. The acquisition was financed with a $1.2 billion credit facility (credit facility), $225.2 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The acquisition included all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America, with the majority of locations in Europe, and provided geographic expansion of our business as well as expansion of our product offerings. The purchase price was a significant premium to the assets acquired and liabilities assumed, due to expected synergies from products and markets of the combined entity. The acquisition of Actaris creates an opportunity to share technology and expertise on a global basis as worldwide electric, gas and water utilities look for advanced metering and communication products to better serve their markets; thus, the purchase price resulted in a substantial amount of goodwill.

The purchase price, net of cash acquired of $29.5 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$1,697,505
Direct transaction costs	18,966
Total purchase price	$1,716,471

We have completed allocations of the purchase price to the assets acquired and liabilities assumed based on fair value assessments. The following information reflects our allocation of the purchase price.
	April 18, 2007
	Fair Value	Useful Life
	(in thousands)	(in years)

Fair value of tangible assets acquired and liabilities assumed, net	$26,463
In-process research and development (IPR&D)	35,975
Identified intangible assets - amortizable
Core-developed technology	222,705	9-15
Customer relationships	270,927	20
Trademarks and trade names	48,370	3-10
Other	5,094	1
Goodwill	1,106,937
Total net assets acquired	$1,716,471

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

The values assigned to the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. We validated the reasonableness of our fair value assumptions by comparing the weighted average return on assets with our estimated weighted average cost of capital and our internal rate of return. The intangible assets will be amortized using the estimated discounted cash flows assumed in the valuation models. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. For tax purposes, goodwill is not deductible due to the fact we acquired the stock of Actaris.

Note 5:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2008			At December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)			(in thousands)
Core-developed technology	$421,279	$(145,674)	$275,605	$403,665	$(126,488)	$277,177
Customer contracts and relationships	334,274	(35,411)	298,863	312,709	(25,151)	287,558
Trademarks and trade names	82,492	(33,478)	49,014	154,760	(26,877)	127,883
Other	25,245	(22,521)	2,724	24,845	(21,563)	3,282
Total intangible assets	$863,290	$(237,084)	$626,206	$895,979	$(200,079)	$695,900

A summary of the intangible asset account activity is as follows:
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Beginning balance, intangible assets, gross	$895,979	$231,868
Adjustment of previous acquisitions	(70,048)	(1,220)
Effect of change in exchange rates	37,359	413
Ending balance, intangible assets, gross	$863,290	$231,061

The increase in intangible assets from 2007 to 2008 was primarily the result of the Actaris acquisition in the second quarter of 2007. During the first quarter of 2008, intangible assets decreased due to a $70.0 million adjustment to trademarks and trade names based on our completion of our fair value assessment associated with the Actaris acquisition. Intangible assets decreased in the first quarter of 2007 due to a $1.2 million adjustment to intangible assets for the Flow Metrix acquisition based on the final determination of fair values of intangible assets acquired.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates for those intangible assets owned by our international subsidiaries. Intangible asset amortization expense was $31.2 million and $7.1 million for the three months ended March 31, 2008 and 2007, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2008 (amount remaining at March 31, 2008)	$94,806
2009	109,157
2010	79,166
2011	67,772
2012	52,742
Beyond 2012	222,563
Total intangible assets, net	$626,206

Note 6:    Goodwill

The following table reflects goodwill allocated to each reporting segment at March 31, 2008 and 2007, respectively.

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance at January 1, 2007	$125,855	$411	$126,266
Adjustment of previous acquisitions	932	-	932
Effect of change in exchange rates	44	6	50
Goodwill balance at March 31, 2007	$126,831	$417	$127,248

Goodwill balance at January 1, 2008	$128,329	$1,137,804	$1,266,133
Adjustment of previous acquisitions	-	59,907	59,907
Effect of change in exchange rates	(472)	92,988	92,516
Goodwill balance at March 31, 2008	$127,857	$1,290,699	$1,418,556

The increase in goodwill between 2008 and 2007 was due to the goodwill acquired in the Actaris acquisition on April 18, 2007. Goodwill was adjusted in 2008 and 2007 based on our final determination of certain fair values of assets acquired and the payment of additional consideration for our 2007 and 2006 acquisitions. Goodwill is recorded in the functional currency of our international subsidiaries; therefore, goodwill balances may increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in international currency exchange rates.

On January 1, 2008, we consolidated certain operations between our two operating segments as a result of our continued integration of the Actaris acquisition. The allocation of goodwill to our reporting units is based on the new segment reporting structure and in accordance with SFAS 142, goodwill by segment has been reallocated to conform to the new segment reporting structure.

Note 7:    Debt

The components of our borrowings are as follows:
	At March 31, 2008	At December 31, 2007
	(in thousands)
Credit facility
USD denominated term loan	$575,282	$596,793
EUR denominated term loan	452,630	445,228
GBP denominated term loan	78,761	79,091
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	124,457	124,429
	1,576,130	1,590,541
Current portion of debt	(357,338)	(11,980)
Total long-term debt	$1,218,792	$1,578,561

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at March 31, 2008. At March 31, 2008, there were no borrowings outstanding under the revolver and $52.5 million was utilized by outstanding standby letters of credit resulting in $62.5 million being available for additional borrowings. This credit facility replaced an original senior secured credit facility we entered into in 2004.

Senior Subordinated Notes
Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.5 million at March 31, 2008. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at March 31, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in EITF 05-2, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2008.

At March 31, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending March 31, 2008. As a result, the notes are convertible at the option of the holder as of March 31, 2008 and through the second quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at March 31, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $19.8 million and $21.6 million at March 31, 2008 and December 31, 2007, respectively. Accrued interest expense was $10.0 million and $5.0 million at March 31, 2008 and December 31, 2007, respectively.

Note 8:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing the impact of volatility on earnings or protecting fair values of assets and liabilities.

In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is currently, and expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $452.6 million (€286.7 million) and the fair value, recorded as a long-term liability, was $5.1 million at March 31, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $645,000.

In the third quarter of 2007, we entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense) as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term liability, was $368,000 and the pound sterling denominated notional amount of the cross currency interest rate swap was $78.8 million (£39.6 million) at March 31, 2008. The U.S. denominated notional amount was $79.3 million at March 31, 2008. We expect the cross currency interest rate swap to reduce interest expense by $2.2 million during the next twelve months.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net losses of $32.4 million ($20.0 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the three months ended March 31, 2008. We had no hedge ineffectiveness.

In the first quarter of 2007, we signed a stock purchase agreement to acquire Actaris and entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement was considered an unrecognized firm commitment for a business acquisition; therefore, these foreign currency range forward contracts could not be designated as fair value hedges. At March 31, 2007, we recognized income of $1.6 million as a component of other income, net, for the unrealized gain on the change in fair values of the foreign currency range forward contracts. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain in other income (expense) from the termination of the foreign currency range forward contracts, resulting in an additional $1.2 million gain, which was recorded in the second quarter of 2007.

The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157. We use observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves, foreign exchange rates, the spot price of the underlying instrument and volatility, which are all Level 2 inputs. We utilize the mid-market pricing convention for these inputs, which represents the mid-point of the observable rates at the reporting date. Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of our counterparties when valuing our derivative instruments. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) are as follows:

At March 31, 2008
Long-term liability:	(in thousands)
Interest rate swap	$5,130
Cross currency swap	368
Total derivative instruments valued using Level 2 inputs	$5,498

Note 9:    Pension Plan Benefits

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. At December 31, 2007, we expected to contribute $500,000 to our defined benefit pension plans in 2008. For the three months ended March 31, 2008, we contributed $60,000 to the defined benefit pension plans.

Net periodic pension benefit costs for our plans include the following components:

Three Months Ended
March 31, 2008
(in thousands)
Service cost	$558
Interest cost	929
Expected return on plan assets	(76)
Amortization of actuarial net gain	(37)
Amortization of unrecognized prior service cost	15
Net periodic benefit cost	$1,389

Note 10:   Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended March 31, 2008 and 2007, stock-based compensation expense was $3.9 million and $2.9 million and the related tax benefit was $875,000 and $698,000, respectively. There was no stock-based compensation expense capitalized at March 31, 2008 and 2007. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied. Cash received from the exercise of stock options and similar awards was $2.6 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.

The fair value of stock options and ESPP awards issued during the three months ended March 31, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected volatility	41.1%	41.2%	64.8%	24.3%
Risk-free interest rate	3.1%	4.7%	3.3%	5.1%
Expected life (years)	4.15	4.94	0.25	0.25

For 2008 and 2007, expected price volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related vesting period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors to be considered in estimating the expected life include historical experience of similar awards, with consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 821,890 shares remain available for issuance at March 31, 2008. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and unrestricted stock awards. Shares remaining for issuance as awards were 678,045 at March 31, 2008.

Stock Options
Stock options to purchase the Company’s common stock are granted to employees and the Board of Directors with an exercise price equal to the fair market value of the stock on the date of grant upon approval by our Board of Directors. Options generally become exercisable in three or four equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2008 and 2007 were $35.33 and $26.76 per share, respectively. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $2.3 million and $2.4 million, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of our stock option activity for the three months ended March 31, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	20	62.52
Exercised	(187)	20.74
Forfeited	(35)	44.29
Expired	(7)	42.62
Outstanding, March 31, 2007	2,016	$30.65	7.31	$69,389

Exercisable and expected to vest, March 31, 2007	1,803	$29.34	7.15	$64,399

Exercisable, March 31, 2007	880	$17.56	5.64	$41,782

Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	9	95.96
Exercised	(93)	21.26
Forfeited	(5)	45.73
Outstanding, March 31, 2008	1,472	$39.18	6.96	$75,178

Exercisable and expected to vest, March 31, 2008	1,321	$37.68	6.81	$69,450

Exercisable, March 31, 2008	736	$25.45	5.58	$47,731

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options and before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of March 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $8.2 million, which is expected to be recognized over a weighted average period of approximately 16 months. During the three months ended March 31, 2008 and 2007, total intrinsic value of stock options exercised was $6.7 million and $7.5 million, respectively.

Restricted Stock Units
During the three months ended March 31, 2008, we granted 120,000 restricted stock units (RSUs) with a cliff vesting period of generally three years from the anniversary of the grant date as set forth in the award agreements. We did not grant RSUs during the three months ended March 31, 2007. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. The fair value of RSUs is the market close price of our common stock on the date of grant. Compensation expense is recognized over the vesting period from the date of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the RSUs.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Approximately 2,000 RSUs were forfeited and returned to the plan during the first quarter of 2008. For the three months ended March 31, 2008 total compensation expense relating to RSUs was $882,000 and unrecognized compensation expense was $9.5 million, which is expected to be recognized over a weighted average period of approximately 27 months. The aggregate intrinsic value of RSUs outstanding was $16.6 million and the weighted average grant date fair value was $76.68 per share at March 31, 2008.

Long-Term Performance Plan
We have a Long-Term Performance Plan (LTPP) for senior management, of which the issuance of restricted stock awards and restricted stock units (awards) are contingent on the attainment of yearly goals. Awards are issued in the year following attainment, as approved by the Board of Directors. The awards are converted into shares of the Company’s common stock subsequent to a three year cliff vesting period, on a one-to-one basis and issued to employees, subject to any deferral elections made by the recipient or required by the plan. An employee who terminates employment during a vesting period will receive a pro-rata portion of their issued awards based on the number of months worked during the vesting period and, other than for retirement, the awards will not be settled in shares of the Company’s common stock until the date they would otherwise vest. The fair value of an award is the market close price of our common stock on the date of grant.

Restricted awards that are attainable are established at the beginning of the performance period based on a percentage of the participant’s base salary and the fair market value of the Company’s common stock on the first business day of the performance period. The maximum restricted awards attainable at the beginning of the year for the 2008 performance period consisted of 48,346 shares at a grant date fair value of $77.74 per share. The awards for 2007 consisted of 21,392 shares at a grant date fair value of $62.52 per share.

Compensation expense is recognized over the one year performance and three year vesting period for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $404,000 and $277,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized compensation expense was $4.2 million, which is expected to be recognized through 2011.

A summary of the award activity for the three months ended March 31, 2008 and 2007 is as follows:

Number of Awards
Nonvested, January 1, 2007	47,498
Forfeited	(381)
Nonvested, March 31, 2007	47,117

Nonvested, January 1, 2008	44,909
Issued	21,392
Nonvested, March 31, 2008	66,301

The weighted average grant date fair value per share of nonvested awards was $61.66 and $61.15 for the three months ended March 31, 2008 and 2007, respectively. The weighted average grant date fair value of awards forfeited in the three months ended March 31, 2007 was $59.16. The aggregate intrinsic value of awards outstanding was $6.0 million with an expected weighted average vesting period of 22 months at March 31, 2008.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended March 31, 2008 and 2007, we issued a total of 1,404 and 2,910 shares of these awards with a weighted average grant date fair value of $95.96 and $51.38 per share, respectively. The expense related to these awards for the three months ended March 31, 2008 and 2007 was $135,000 and $150,000, respectively.

Employee Stock Purchase Plan
Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our ESPP. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 7,695 and 11,518 shares to employees in the three months ended March 31, 2008 and 2007, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the three months ended March 31, 2008 and 2007 was $16.18 and $8.03 per share, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $134,000 and $95,000, respectively. We had no unrecognized compensation cost at March 31, 2008 and 2007 associated with the awards issued under the ESPP. There were approximately 334,000 shares of common stock available for future issuance under the employee stock purchase plan at March 31, 2008.

Note 11:    Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, IPR&D, research credits and state income taxes.

Our actual income tax rate was 19% for the three months ended March 31, 2008, compared with 37% for the same period in 2007. The change in the tax rate is due to increased operating results in international jurisdictions as a result of the Actaris acquisition, as well as a tax benefit in the first quarter of 2008 related to subsidiary interest expense.

Unrecognized tax benefits in accordance with FIN 48 were $35.6 million and $34.8 million at March 31, 2008 and December 31, 2007, respectively. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three months ended March 31, 2008 and 2007, we recognized approximately $477,000 and $3,000, respectively, in interest and penalties. At March 31, 2008 and December 31, 2007, accrued interest was $3.0 million and $2.7 million, respectively, and accrued penalties were $2.5 million and $2.2 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The amount of unrecognized tax benefits that would affect our actual tax rate at March 31, 2008 and December 31, 2007 were $9.1 million and $8.4 million, respectively. At March 31, 2008, we expect to pay approximately $316,000 in income tax obligations related to FIN 48 in 2008. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

Note 12:    Commitments and Contingencies

Guarantees and Indemnifications
Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of March 31, 2008 and December 31, 2007.

We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $52.5 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $33.9 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.8 million at March 31, 2008. Unsecured surety bonds in force were $12.1 million and $13.8 million at March 31, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

Note 13:    Other Comprehensive Income

Other comprehensive income is reflected as an increase to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income during the reporting periods, net of tax, was as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$2,953	$7,180
Foreign currency translation adjustment,
net of income tax benefit of $1,727 and $77	123,922	232
Net unrealized loss on derivative instruments,
net of income tax benefit of $13,666	(22,128)	-
Net hedging gains reclassified into net losses,
net of income tax provision of $79	127	-
Pension plan benefits liability adjustment
net of income tax provision of $29	70	-
Total other comprehensive income	$104,944	$7,412

Accumulated other comprehensive income, net of tax, was approximately $228.7 million and $126.7 million at March 31, 2008 and December 31, 2007, respectively, and consisted of the adjustments for foreign currency translation, the unrealized loss on our derivative instruments, the hedging gain and the pension liability adjustment as indicated above.

Note 14:    Segment Information

We changed our management structure with the acquisition of Actaris on April 18, 2007 to reflect two operating segments. On January 1, 2008, we made additional refinements to these two operating segments as we continue to integrate the Actaris acquisition and realign our operations. The Actaris operating segment consists primarily of the operations from the Actaris acquisition, as well as other Itron operations not located in North America that are now included in the Actaris segment. The first quarter 2007 results for these reclassified Itron operations are included in the Actaris segment for comparative purposes. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. The operating segment information as set forth below is based on this new segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and the January 1, 2008 refinement.

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

Segment Products

Itron North America
Electronic electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, consulting, maintenance support and other services.

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

Segment Information

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues
Itron North America	$150,210	$141,691
Actaris	328,266	6,220
Total Company	$478,476	$147,911

Gross margin
Itron North America	$58,568	$60,652
Actaris	103,991	673
Total Company	$162,559	$61,325

Operating income (loss)
Itron North America	$17,377	$18,464
Actaris	19,698	(1,705)
Corporate unallocated	(9,788)	(7,459)
Total Company	27,287	9,300
Total other income (expense)	(23,654)	2,100
Income before income taxes	$3,633	$11,400

No single customer represented more than 10% of total Company revenues or Actaris segment revenues for the three months ended March 31, 2008. One customer accounted for 15% of Itron North America revenues for the three months ended March 31, 2008. One customer accounted for 10% of total Company revenues and Itron North America segment revenues for the three months ended March 31, 2007. Two separate customers accounted for 11% and 16% of revenues for the restated March 31, 2007 Actaris segment.

Revenues by region were as follows:
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues by region
Europe	$238,652	$1,454
United States and Canada	161,172	136,458
Other	78,652	9,999
Total revenues	$478,476	$147,911

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

The Actaris acquisition on April 18, 2007, consisted primarily of international entities, which are considered non-guarantor subsidiaries of our senior subordinated notes and convertible notes. However, one legal entity located in the United States is considered a guarantor of the senior subordinated notes and convertible notes.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$146,007	$21,107	$321,691	$(10,329)	$478,476
Cost of revenues	89,736	15,421	221,029	(10,269)	315,917
Gross profit	56,271	5,686	100,662	(60)	162,559

Operating expenses
Sales and marketing	13,131	2,043	26,792	-	41,966
Product development	17,212	780	11,099	(60)	29,031
General and administrative	13,234	840	18,949	-	33,023
Amortization of intangible assets	5,663	-	25,589	-	31,252
Total operating expenses	49,240	3,663	82,429	(60)	135,272

Operating income	7,031	2,023	18,233	-	27,287
Other income (expense)
Interest income	30,685	54	1,081	(30,396)	1,424
Interest expense	(24,952)	(113)	(30,597)	30,396	(25,266)
Other income (expense), net	1,675	(569)	(918)	-	188
Total other income (expense)	7,408	(628)	(30,434)	-	(23,654)

Income (loss) before income taxes	14,439	1,395	(12,201)	-	3,633
Income tax benefit (provision)	1,770	(386)	(2,064)	-	(680)
Equity in earnings (losses) of guarantor
and non-guarantor subsidiaries, net	(13,256)	392	-	12,864	-
Net income (loss)	$2,953	$1,401	$(14,265)	$12,864	$2,953

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$141,347	$-	$17,678	$(11,114)	$147,911
Cost of revenues	82,821	-	14,817	(11,052)	86,586
Gross profit	58,526	-	2,861	(62)	61,325

Operating expenses
Sales and marketing	12,319	-	2,601	-	14,920
Product development	15,703	-	166	(48)	15,821
General and administrative	13,340	-	904	-	14,244
Amortization of intangible assets	6,609	-	431	-	7,040
Total operating expenses	47,971	-	4,102	(48)	52,025

Operating income (loss)	10,555	-	(1,241)	(14)	9,300
Other income (expense)
Interest income	6,296	-	37	(244)	6,089
Interest expense	(5,397)	-	(358)	258	(5,497)
Other income (expense), net	1,497	-	11	-	1,508
Total other income (expense)	2,396	-	(310)	14	2,100

Income (loss) before income taxes	12,951	-	(1,551)	-	11,400
Income tax provision	(3,230)	-	(990)	-	(4,220)
Equity in losses of guarantor
and non-guarantor subsidiaries, net	(2,541)	(2,879)	-	5,420	-
Net income (loss)	$7,180	$(2,879)	$(2,541)	$5,420	$7,180

Condensed Consolidating Balance Sheet
March 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$30,284	$3,117	$62,118	$-	$95,519
Accounts receivable, net	86,626	10,605	263,863	-	361,094
Intercompany accounts receivable	9,436	112	5,309	(14,857)	-
Inventories	54,470	6,678	125,330	(1,117)	185,361
Deferred income taxes, net	14,791	2,613	5,227	-	22,631
Other	17,605	(120)	32,713	-	50,198
Intercompany other	2,989	39	6,337	(9,365)	-
Total current assets	216,201	23,044	500,897	(25,339)	714,803

Property, plant and equipment, net	85,151	12,367	230,811	-	328,329
Prepaid debt fees	19,834	-	-	-	19,834
Deferred income taxes, net	86,844	1,367	(811)	-	87,400
Other	1,755	115	10,726	-	12,596
Intangible assets, net	71,355	-	554,851	-	626,206
Goodwill	113,846	10,730	1,293,980	-	1,418,556
Investment in subsidiaries	107,272	77,212	(71,005)	(113,479)	-
Intercompany notes receivable	1,893,168	3,553	9,192	(1,905,913)	-
Total assets	$2,595,426	$128,388	$2,528,641	$(2,044,731)	$3,207,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$40,994	$5,491	$175,235	$-	$221,720
Accrued expenses	15,717	283	52,173	-	68,173
Intercompany accounts payable	2,867	3,102	8,888	(14,857)	-
Wages and benefits payable	22,666	2,081	51,275	-	76,022
Taxes payable	1,246	624	26,057	-	27,927
Current portion of long-term debt	357,338	-	-	-	357,338
Current portion of warranty	8,643	150	14,187	-	22,980
Short-term intercompany advances	5,000	2,655	1,710	(9,365)	-
Unearned revenue	25,326	62	8,822	-	34,210
Total current liabilities	479,797	14,448	338,347	(24,222)	808,370

Long-term debt	1,218,794	-	(2)	-	1,218,792
Warranty	10,849	100	7,874	-	18,823
Pension plan benefits	-	-	68,723	-	68,723
Intercompany notes payable	1,413	7,776	1,896,724	(1,905,913)	-
Deferred income taxes, net	1	969	163,848	-	164,818
Other obligations	14,367	22	43,604	-	57,993
Total liabilities	1,725,221	23,315	2,519,118	(1,930,135)	2,337,519

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	616,361	95,783	98,022	(193,805)	616,361
Accumulated other comprehensive income, net	228,659	13,807	639	(14,446)	228,659
Retained earnings (accumulated deficit)	25,185	(4,517)	(89,138)	93,655	25,185
Total shareholders' equity	870,205	105,073	9,523	(114,596)	870,205
Total liabilities and shareholders' equity	$2,595,426	$128,388	$2,528,641	$(2,044,731)	$3,207,724

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,937	$1,664	$62,387	$-	$91,988
Accounts receivable, net	95,908	7,151	235,959	-	339,018
Intercompany accounts receivable	15,359	25	5,855	(21,239)	-
Inventories	50,049	6,584	113,804	(1,199)	169,238
Deferred income taxes, net	5,528	1,294	3,911	-	10,733
Other	13,322	17	29,120	-	42,459
Intercompany other	7,729	7,800	19,365	(34,894)	-
Total current assets	215,832	24,535	470,401	(57,332)	653,436

Property, plant and equipment, net	85,036	12,543	225,424	-	323,003
Prepaid debt fees	21,616	-	-	-	21,616
Deferred income taxes, net	85,963	1,275	(11,995)	-	75,243
Other	1,762	15	13,458	-	15,235
Intangible assets, net	77,017	-	618,883	-	695,900
Goodwill	113,846	10,001	1,142,286	-	1,266,133
Investment in subsidiaries	118,733	71,943	(66,192)	(124,484)	-
Intercompany notes receivable	1,764,792	3,282	8,656	(1,776,730)	-
Total assets	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$39,701	$4,336	$154,960	$-	$198,997
Accrued expenses	7,124	546	49,605	-	57,275
Intercompany accounts payable	4,258	1,842	15,139	(21,239)	-
Wages and benefits payable	17,419	1,750	51,317	-	70,486
Taxes payable	1,335	(158)	16,316	-	17,493
Current portion of long-term debt	11,980	-	-	-	11,980
Current portion of warranty	8,411	151	12,715	-	21,277
Deferred income taxes, net	-	-	5,437	-	5,437
Short-term intercompany advances	12,807	14,782	7,305	(34,894)	-
Unearned revenue	15,120	-	5,792	-	20,912
Total current liabilities	118,155	23,249	318,586	(56,133)	403,857

Long-term debt	1,578,563	-	(2)	-	1,578,561
Warranty	10,104	100	1,360	-	11,564
Pension plan benefits	1	-	60,622	-	60,623
Intercompany notes payable	1,474	7,153	1,768,103	(1,776,730)	-
Deferred income taxes, net	962	-	172,538	-	173,500
Other obligations	16,536	25	47,098	-	63,659
Total liabilities	1,725,795	30,527	2,368,305	(1,832,863)	2,291,764

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	609,902	90,437	97,021	(187,458)	609,902
Accumulated other comprehensive income, net	126,668	8,548	10,468	(19,016)	126,668
Retained earnings (accumulated deficit)	22,232	(5,918)	(74,873)	80,791	22,232
Total shareholders' equity	758,802	93,067	32,616	(125,683)	758,802
Total liabilities and shareholders' equity	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities			(in thousands)
Net income (loss)	$2,953	$1,401	$(14,265)	$12,864	$2,953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,139	544	33,635	-	44,318
Stock-based compensation	3,890	-	-	-	3,890
Amortization of prepaid debt fees	1,858	-	-	-	1,858
Deferred income taxes, net	(17,073)	(1,171)	288	-	(17,956)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	13,256	(392)	-	(12,864)	-
Other, net	62	12	12	-	86
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,282	(3,454)	(25,780)	-	(19,952)
Inventories	(4,503)	(94)	(11,640)	-	(16,237)
Trade payables, accrued expenses and taxes payable	7,016	1,295	28,190	-	36,501
Wages and benefits payable	5,247	331	(184)	-	5,394
Unearned revenue	10,797	62	3,030	-	13,889
Warranty	977	(1)	1,678	-	2,654
Effect of foreign exchange rate changes	-	-	7,867	-	7,867
Intercompany transactions, net	3,460	2,245	(5,705)	-	-
Other, net	(5,699)	34	(3,180)	-	(8,845)
Net cash provided by operating activities	41,662	812	13,946	-	56,420

Investing activities
Acquisitions of property, plant and equipment	(5,268)	-	(7,849)	-	(13,117)
Business acquisitions, net of cash and cash equivalents acquired	(95)	-	-	-	(95)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	-	-	7,806	(7,806)	-
Cash transferred to non-guarantor subsidiaries	6,947	(46)	-	(6,901)	-
Intercompany notes, net	73,018	(271)	(536)	(72,211)	-
Other, net	136,272	335	(135,710)	-	897
Net cash provided by (used in) investing activities	210,874	7,824	(136,289)	(94,724)	(12,315)

Financing activities
Payments on debt	(46,770)	-	-	-	(46,770)
Issuance of common stock	2,569	-	-	-	2,569
Cash received from parent	-	-	(6,947)	6,947	-
Cash received from guarantor subsidiaries	(7,806)	-	46	7,760	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	(201,356)	623	128,522	72,211	-
Other, net	3,174	-	413	-	3,587
Net cash (used in) provided by financing activities	(250,189)	(7,183)	122,034	94,724	(40,614)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	40	-	40
Increase (decrease) in cash and cash equivalents	2,347	1,453	(269)	-	3,531
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$30,284	$3,117	$62,118	$-	$95,519

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,109	$160	$1,335	$-	$2,604

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$69	$-	$3,834	$-	$3,903
Interest	18,050	(10)	345	-	18,385

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$7,180	$(2,879)	$(2,541)	$5,420	$7,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,826	-	634	-	11,460
Employee stock plans income tax benefits	1,969	-	-	-	1,969
Excess tax benefits from stock-based compensation	(1,611)	-	-	-	(1,611)
Stock-based compensation	2,876	-	-	-	2,876
Amortization of prepaid debt fees	758	-	-	-	758
Deferred income taxes, net	831	-	853	-	1,684
Equity in losses of guarantor and non-guarantor subsidiaries, net	2,541	2,879	-	(5,420)	-
Other, net	(1,989)	-	-	-	(1,989)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,594)	-	291	-	(14,303)
Inventories	3,386	-	(1,718)	-	1,668
Long-term note receivable, net	-	-	-	-	-
Trade payables, accrued expenses and taxes payable	8,717	-	246	-	8,963
Wages and benefits payable	(5,448)	-	152	-	(5,296)
Unearned revenue	(1,533)	-	(473)	-	(2,006)
Warranty	1,702	-	(10)	-	1,692
Intercompany transactions, net	(3,623)	-	3,623	-	-
Other, net	(1,261)	-	(3,010)	-	(4,271)
Net cash provided by (used in) operating activities	10,727	-	(1,953)	-	8,774

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Acquisitions of property, plant and equipment	(8,224)	-	(398)	-	(8,622)
Business acquisitions, net of cash and cash equivalents acquired	(149)	-	-	-	(149)
Cash transferred to parent	-	-	-	-	-
Cash transferred to non-guarantor subsidiaries	(173)	-	-	173	-
Intercompany notes, net	-	-	2,407	(2,407)	-
Other, net	(5,970)	-	234	-	(5,736)
Net cash provided by investing activities	20,484	-	2,243	(2,234)	20,493

Financing activities
Issuance of common stock	229,588	-	-	-	229,588
Excess tax benefits from stock-based compensation	1,611	-	-	-	1,611
Cash transferred from parent	-	-	173	(173)	-
Cash transferred from non-guarantor subsidiaries	-	-	-	-	-
Intercompany notes payable	(2,407)	-	-	2,407	-
Net cash provided by financing activities	228,792	-	173	2,234	231,199

Increase in cash and cash equivalents	260,003	-	463	-	260,466
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$613,486	$-	$8,385	$-	$621,871

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,573	$-	$-	$-	$1,573
Pre-acquisition costs incurred but not yet paid	2,707	-	-	-	2,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,036	$-	$48	$-	$2,084
Interest	4,265	-	100	-	4,365

ITEM 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2008.

Documents we provide to the SEC are available free of charge under the Investor Information section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties or litigation, 4) changes in domestic and international laws and regulations, 5) our dependence on new product development and intellectual property, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) international business risks and 10) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008.

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

Highlights

Our financial results for the three months ended March 31, 2008 reflect both the operations of Itron North America and Actaris Metering Systems SA (Actaris). Actaris was acquired on April 18, 2007, therefore our prior year 2007 operating results reflect only Itron North America’s operations and a small portion of Itron North America’s operations outside North America that were transferred to our Actaris operating segment on January 1, 2008 and have been restated for comparative purposes. The Actaris acquisition significantly changes many aspects of our results of operations, financial condition and cash flows, which are described in each applicable area within the discussion that follows.

At March 31, 2008, the contingent conversion threshold of our senior subordinated convertible notes (convertible notes) was exceeded. As a result, the notes are convertible at the option of the holder as of March 31, 2008, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt and the shares issuable upon conversion of the convertible notes are included in the calculation of dilutive earnings per share.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Three Months Ended March 31,
	2008	2007	% Change
	(in millions), except gross margin
Revenues	$478.5	$147.9	224%
Gross Profit	$162.6	$61.3	165%
Gross Margin	34%	41%

	Three Months Ended March 31,
	2008	2007
	(in millions)
Revenues by region
Europe	$238.6	$1.5
United States and Canada	161.2	136.4
Other	78.7	10.0
Total revenues	$478.5	$147.9

    Revenues
Revenues increased $330.6 million for the first quarter of 2008, compared with the first quarter of 2007. The primary reason for the increase in total and by region was the acquisition of Actaris, which contributed $328.3 million for the three months ended March 31, 2008.

No single customer represented more than 10% of total revenues for the first quarter of 2008. One customer, Southwest Gas Corporation, represented 10% of total revenues for the first quarter of 2007. Our 10 largest customers accounted for approximately 17% and 31% in each of the three months ending March 31, 2008 and 2007, respectively.

Gross Margins
Gross margin was 34% in 2008, compared with 41% in 2007. Gross margin for Actaris’ products and services is lower than Itron North America’s due to Actaris’ results including a higher percentage of meter-only sales as compared with Itron North America’s systems focused offerings.

Unit Shipments
Meters can be sold with and without automated meter reading (AMR). In addition, AMR can be sold separately from meters. Depending on customers’ preferences, we incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Total meters (with and without AMR)
Electricity - Itron North America	1,300	1,150
Electricity - Actaris	1,450	-
Gas	900	-
Water	2,300	-
Total meters	5,950	1,150

AMR units (Itron and Actaris)
Meters with AMR	1,325	500
AMR modules	1,075	1,200
Total AMR units	2,400	1,700

Meters with other vendors' AMR	250	250

Segment Revenues, Gross Profit, Gross Margin and Operating Income (Loss) and Operating Margin

We changed our management structure with the acquisition of Actaris on April 18, 2007 to reflect two operating segments. On January 1, 2008, we made additional refinements to these two operating segments as we continue to integrate the Actaris acquisition and realign our operations. The Actaris operating segment consists primarily of the operations from the Actaris acquisition, as well as other Itron operations not located in North America that are now included in the Actaris segment. The first quarter 2007 results for these reclassified Itron operations are included in the Actaris segment for comparative purposes. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. The operating segment information as set forth below is based on this new segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and the January 1, 2008 refinement.

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

Segment Products

Itron North America
Electronic electricity meters with and without AMR; gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, consulting, maintenance support and other services.

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

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended March 31,
	2008	2007	% Change
	(in millions)
Segment Revenues
Itron North America	$150.2	$141.7	6%
Actaris	328.3	6.2	>100%
Total revenues	$478.5	$147.9	224%

	Three Months Ended March 31,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)
Itron North America	$58.6	39%	$60.6	43%
Actaris	104.0	32%	0.7	11%
Total gross profit and margin	$162.6	34%	$61.3	41%

	Three Months Ended March 31,
	2008		2007
	Operating Income	Operating	Operating Income	Operating
Segment Operating Income (Loss)	(Loss)	Margin	(Loss)	Margin
and Operating Margin	(in millions)		(in millions)
Itron North America	$17.4	12%	$18.5	13%
Actaris	19.7	6%	(1.7)	(27%)
Corporate unallocated	(9.8)		(7.5)
Total Company	$27.3	6%	$9.3	6%

Itron North America: Revenues increased $8.5 million, or 6%, in the first quarter of 2008, compared with the first quarter of 2007 due to a 13% increase in meter shipments, partially offset by lower standalone AMR shipments. Approximately 60% of our meters sold in the first quarter of 2008 were equipped with our AMR technology, compared with 43% for the same period in 2007. Gross margin decreased four percentage points in the first quarter of 2008, compared with the first quarter of 2007, as a result of lower standalone AMR module shipments and increased services costs.

One customer represented 15% of Itron North America operating segment revenues in the first quarter of 2008. A different customer accounted for 10% of the Itron North America operating segment revenues for the first quarter of 2007.

Itron North America operating expenses as a percentage of revenues were 27% in the first quarter of 2008, compared with 30% in the first quarter of 2007. This decrease is primarily the result of higher revenue in 2008.

Actaris: Actaris was acquired on April 18, 2007. As we continue to integrate the Actaris acquisition and realign our operations, certain operations not located in North America that were previously reported within the Itron North America operating segment were moved to the Actaris operating segment on January 1, 2008. Therefore, historical segment information has been restated to conform to the January 1, 2008 reporting presentation. Actaris revenues were $328.3 million for the period ended March 31, 2008 with 38%, 30% and 32% from electricity, gas and water meter products and services, respectively.

No single customer represented more than 10% of Actaris operating segment revenues in the first quarter of 2008. Two separate customers accounted for 11% and 16% of revenues for the restated March 31, 2007 Actaris segment.

Operating expenses for Actaris were $84.3 million, or 26% of revenues for the period ended March 31, 2008.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses, as a percentage of total Company revenues, were 2% in the first quarter of 2008, compared with 5% in the first quarter of 2007.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
March 31, 2008	$484	$683	$552
December 31, 2007	448	659	501
September 31, 2007	440	668	494
June 30, 2007	413	656	491
March 31, 2007	118	376	225
December 31, 2006	211	392	225

In December 2007, we reached an agreement valued at approximately $480 million with Southern California Edison (SCE) to deploy our OpenWay meter and communications system. This represents our largest contract to date. The agreement is subject to regulatory approval, may be cancelled by SCE for convenience and does not guarantee a specified volume of meters; therefore, we booked $11.2 million in the fourth quarter of 2007, which represents firm purchase orders received. As firm purchase orders are received from SCE during the expected four year deployment period, we will add them to bookings. There were no additional bookings recorded for SCE in the first quarter of 2008.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended March 31,
	2008	% of Revenue	2007	% of Revenue
	(in millions)		(in millions)
Sales and marketing	$42.0	9%	$14.9	10%
Product development	29.0	6%	15.8	11%
General and administrative	33.0	7%	14.2	9%
Amortization of intangible assets	31.3	6%	7.1	5%
Total operating expenses	$135.3	28%	$52.0	35%

While total operating expenses have increased, they have decreased as a percentage of revenue. Overall, product development expenses declined as a percent of revenues to 6% from 11% due to Actaris’ lower product development expenses. This decrease was partially offset by Itron North America’s product development expenses having increased as a percentage of revenue to approximately 12% for the first quarter of 2008 from 11% for the first quarter of 2007 as a result of the development of our AMI technologies. Actaris product development and general and administrative expenses may increase as we expand our product offering and increase expenses for internal controls over financial reporting. The increase in the amortization of intangible assets was the result of the acquisition of Actaris.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $36.0 million of in-process research and development (IPR&D) expense in 2007, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated over the next one to six years. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. We estimate these research and development projects to be approximately 80% complete at March 31, 2008, when compared with the expected costs. We estimate the cost to complete these projects will be approximately $5 million during the remainder of 2008, which we will record as research and development expense as the costs are incurred.

Our future success depends, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. We may experience unforeseen problems in the development or performance of our technologies or products, and therefore may not meet our product development schedules or may not achieve market acceptance of our new products or solutions.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Interest income	$1,424	$6,089
Interest expense	(23,408)	(4,739)
Amortization of debt placement fees	(1,858)	(758)
Other income (expense), net	188	1,508
Total other income (expense)	$(23,654)	$2,100

The decrease in interest income for the three months ended March 31, 2008, compared with the same period in 2007, was the result of our lower cash and cash equivalent balances and short-term investments. Our average cash and cash equivalent balance was $84.9 million for the three months ended March 31, 2008, compared with $436.3 million for the same period in 2007. Our cash balance at March 31, 2007 resulted from the proceeds of our August 2006 issuance of $345 million 2.50% convertible notes and our March 1, 2007 sale of 4.1 million shares of common stock, resulting in net proceeds of $225.2 million, which were used to fund a portion of the Actaris acquisition.

The increase in interest expense in the first quarter of 2008, compared with the same period in 2007, is primarily the result of the $1.2 billion credit facility (credit facility) used to finance the Actaris acquisition. Average outstanding borrowings were $1.6 billion in the first quarter of 2008, compared with $469.3 million for the same period in 2007.

The increase in amortization of debt placement fees in the first quarter of 2008 is the result of the new borrowings used to fund the Actaris acquisition.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. In the first quarter of 2008, other income resulted primarily from net foreign currency gains due to the strengthening of the euro against the U.S. dollar, offset by higher banking fees. In the first quarter of 2007, other income included the unrealized gain of $1.6 million on the change in fair values of the foreign currency range forward contracts entered into to reduce our exposure to declines in the U.S. dollar and pound sterling relative to the euro denominated purchase price of Actaris.

Income Taxes

Our actual income tax rates typically differ from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits and state income taxes.

Our actual income tax rate was 19% for the three months ended March 31, 2008, compared with 37% for the same period in 2007. The change in the tax rate is due to increased operating results in international jurisdictions as a result of the Actaris acquisition, as well as a tax benefit in the first quarter of 2008 related to subsidiary interest expense.

Our tax provision for the first quarter of 2008 reflects a benefit associated with lower effective tax rates on international earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced international tax liability reflects the benefit of international interest expense deductions.

We evaluate whether our tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements in accordance with Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109 (FIN 48). Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes.

Financial Condition

Cash Flow Information:
	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating activities	$56.4	$8.8
Investing activities	(12.3)	20.5
Financing activities	(40.6)	231.2
Increase in cash and cash equivalents	$3.5	$260.5

Cash and cash equivalents at March 31, 2008 were $95.5 million compared with $621.9 million at the same time last year. The March 31, 2007 cash balance consisted primarily of proceeds from $345 million of convertible notes issued in August 2006 and $225.2 million in net proceeds from the sale of 4.1 million shares of common stock in March 2007, which was subsequently used to partially fund the Actaris acquisition on April 18, 2007.

Operating activities: As a result of the Actaris acquisition, cash provided by operating activities increased $47.6 million in the first three months of 2008 compared with the same period in 2007. Increased revenue activity resulted in cash received from customers of $472.4 million in the first quarter of 2008, compared with $131.6 million for the same period in 2007, partially offset by cash paid to suppliers and employees of $395.1 million in the first quarter of 2008, compared with $120.9 million in the same period in 2007. This increase in operating activity in the first quarter of 2008 was partially offset by an $18.7 million increase in net interest paid and an increase in taxes paid of $1.8 million in 2008, compared with the same period in 2007. In the first quarter of 2007, $1.6 million in excess tax benefits from stock-based compensation associated with our January 1, 2006 adoption of SFAS 123(R), Share-Based Payment, is reflected in financing activities. In 2008, no excess tax benefits from stock-based compensation were recognized due to net tax losses resulting from increased interest expense.

Investing activities: The acquisition of property, plant and equipment was $13.1 million in the first quarter of 2008, compared with $8.6 million in the first quarter of 2007. In the first quarter of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the Actaris acquisition.

Financing activities: During the first quarter of 2008, we repaid $46.8 million on the credit facility. Cash generated from the exercise of stock-based awards was $2.6 million during the first three months of 2008, compared with $4.4 million for the same period in 2007. Net proceeds from the sale of common stock provided $225.2 million in the first quarter of 2007.

Effect of exchange rates on cash and cash equivalents: As a result of the Actaris acquisition, the effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) was an increase of $40,000 for the first three months of 2008.

Off-balance sheet arrangements:
We had no off-balance sheet financing agreements or guarantees at March 31, 2008 and December 31, 2007 that we believe were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity, Sources and Uses of Capital:
We have historically funded our operations and growth with cash flow from operations, borrowings and issuances of common stock.

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at March 31, 2008. At March 31, 2008, there were no borrowings outstanding under the revolver and $52.5 million was utilized by outstanding standby letters of credit resulting in $62.5 million being available for additional borrowings. This credit facility replaced an original senior secured credit facility we entered into in 2004.

Senior Subordinated Notes
Our senior subordinated notes (subordinated notes) consist of $125 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $124.5 million at March 31, 2008. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments of $4.8 million are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at March 31, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in FASB’s Emerging Issues Task Force (EITF) 05-2, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2008.

At March 31, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending March 31, 2008. As a result, the notes are convertible at the option of the holder as of March 31, 2008 and through the second quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at March 31, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

Other Sources and Uses of Capital
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $52.5 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $33.9 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.8 million at March 31, 2008. Unsecured surety bonds in force were $12.1 million and $13.8 million at March 31, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $19.8 million and $21.6 million at March 31, 2008 and December 31, 2007, respectively. Accrued interest expense was $10.0 million and $5.0 million at March 31, 2008 and December 31, 2007, respectively.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay minimal U.S. federal and state taxes and approximately $28.6 million in local and foreign taxes in 2008.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. At December 31, 2007, we expected to contribute $500,000 to our defined benefit pension plans in 2008. For the three months ended March 31, 2008, we contributed $60,000 to the defined benefit pension plans.

Working capital, which includes current assets less current liabilities, was ($93.6) million at March 31, 2008, compared with $249.6 million at December 31, 2007. The $343.2 million decrease in working capital resulted primarily from the $345 million aggregate principal amount of the convertible notes being included in the current portion of long-term debt at March 31, 2008, which was previously classified as a long-term liability.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the issuance of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the remainder of the year and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations and other factors described under “Risk Factors” within Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10-Q.

Contingencies
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

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

Bonus and Profit Sharing: We have employee bonus and profit sharing plans in which many of our employees participate, which provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the estimates made in earlier quarters.

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

Income Taxes: We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable. The realization of our deferred tax asset related to net operating loss carryforwards is supported by projections of future profitability. If recovery of the deferred tax asset is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different than expected, we will adjust the valuation allowances through income tax expense in future periods, creating variability in our calculated tax rates. We are also subject to audit in multiple taxing jurisdictions in which we operate. Tax liabilities are recorded based on estimates of additional taxes, which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities, which could be different from these estimates. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

We evaluate whether our tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements in accordance with FIN 48. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes. We believe we have recorded adequate income tax provisions.

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2008 were not material to our financial condition or results of operations.

Derivative Instruments: Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Condensed Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of our counterparties when valuing our derivatives.

Foreign Exchange: Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in the functional currency are included in the Condensed Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or considered to be hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of fiscal year 2009.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. As part of our risk management strategy, we use derivative financial instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, therefore reducing the impact of volatility on earnings or protecting fair values of assets and liabilities. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes.

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal over the remaining lives of our debt at March 31, 2008. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of April 16, 2008, our estimated ratio of funded debt to EBITDA, which determines our rate margin, and a static foreign exchange rate at March 31, 2008.

	2008	2009	2010	2011	2012	Beyond 2012	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$345.0	$-	$-	$-	$-	$-	$345.0
Interest rate	2.50%	-	-	-	-	-

Senior subordinated notes (2)	$-	$-	$-	$-	$125.0	$-	$125.0
Interest rate	-	-	-	-	7.75%	-

Variable Rate Debt (3)
U.S. dollar term loan	$4.5	$6.1	$6.1	$6.1	$6.1	$546.4	$575.3
Average interest rate	4.67%	4.49%	4.41%	4.72%	5.03%	5.39%

Euro term loan	$4.0	$5.3	$5.3	$5.3	$5.3	$427.4	$452.6
Average interest rate	6.73%	6.73%	6.25%	6.17%	6.16%	6.19%

GBP term loan	$0.7	$1.0	$1.0	$1.0	$1.0	$74.1	$78.8
Average interest rate	8.00%	7.84%	7.10%	7.04%	7.01%	6.99%

Interest rate swap on euro term loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%	6.59%	0.00%
Average interest rate (Receive)	6.73%	6.73%	6.25%	6.17%	6.16%	0.00%
Net/Spread	0.14%	0.14%	(0.34%)	(0.42%)	(0.43%)	0.00%

Cross currency swap on GBP term loan (5)
Average interest rate (Pay)	4.77%	4.59%	4.51%	4.82%	0.00%	0.00%
Average interest rate (Receive)	8.00%	7.84%	7.10%	7.04%	0.00%	0.00%
Net/Spread	3.23%	3.25%	2.59%	2.22%	0.00%	0.00%

(1)
$345.0 million of 2.50% convertible notes due on August 2026, with fixed interest payments of $4.3 million due every six months, in February and August. On March 31, 2008, the convertible notes exceeded the conversion threshold. As a result, the notes are convertible at the option of the holder as of March 31, 2008, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt (see Note 7).

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

(4)
Interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. As a result of the expected prepayments, the interest rate swap will terminate before the maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 8).

(5)
Cross currency interest rate swap to convert our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate, plus an additional margin of 210 basis points, including expected prepayments. As a result of the expected prepayments, the cross currency interest rate swap will terminate before the maturity of the term loan. This instrument is not designated as an accounting hedge (see Note 8).

Based on a sensitivity analysis as of March 31, 2008, we estimate that if market interest rates average one percentage point higher in 2008, than in the table above, our earnings before income taxes in 2008 would decrease by approximately $3.7 million.

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

These variable rate financial instruments are sensitive to changes in interest rates. In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The cash flow hedge is currently, and expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $452.6 million (€286.7 million) and the fair value, recorded as a long-term liability, was $5.1 million at March 31, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $645,000. We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk
We conduct business in a number of international countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. International revenues were 66% of total revenues for the three months ended March 31, 2008, compared with 8% for the three months ended March 31, 2007, respectively.

Our primary foreign currency exposure relates to non-U.S. dollar denominated revenues, cost of revenues and operating expenses in our international subsidiary operations, the most significant of which is the euro. Risk-sensitive financial instruments in the form of intercompany trade receivables and notes are mostly denominated in the local foreign currencies. As foreign currency exchange rates change, intercompany trade receivables may affect current earnings, while intercompany notes, for which settlement is not planned or anticipated in the foreseeable future, may be revalued and result in unrealized translation gains or losses that are reported in accumulated other comprehensive income.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net losses of $32.4 million ($20.0 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented the effective hedges of net investments, for the three months ended March 31, 2008.

During the third quarter of 2007, we entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap has terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument is intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses are recorded in other income (expense), as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap are recognized as adjustments to interest expense. The fair value of the cross currency swap, recorded as a long-term liability, was $368,000. The pound sterling denominated notional amount of the cross currency interest rate swap was $78.8 million (£39.6 million) at March 31, 2008. The U.S. denominated notional amount was $79.3 million at March 31, 2008. We expect the interest rate swap to reduce interest expense by $2.2 million during the next twelve months.

In future periods, we may use a combination of derivative contracts to protect against foreign currency exchange rate risks. Alternatively, we may choose not to hedge certain foreign currency risks associated with our foreign currency exposures if such exposures act as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At March 31, 2008, the analysis indicated that a 10% increase in the value of the U.S. dollar against our operations denominated in foreign currencies would have increased our results from operations by approximately $1.0 million, as the increase in value of the U.S. dollar reduced the net loss in operations denominated in foreign currencies. A 10% decrease in the value of the U.S. dollar against our operations denominated in foreign currencies would have decreased our results from operations by approximately $1.2 million at March 31, 2008. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the three months ended March 31, 2008.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

Item 1A:    Risk Factors

There were no material changes during the first quarter of 2008 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron, Inc. during the first quarter of 2008.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2008 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

May 5, 2008	By:	/S/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer