Form 10-Q
period 2008-08-04
ITRON INC /WA/
filed 2008-08-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, there were outstanding 34,306,600 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues	$513,931	$401,559	$992,407	$549,470
Cost of revenues	337,721	276,845	653,638	363,431
Gross profit	176,210	124,714	338,769	186,039

Operating expenses
Sales and marketing	44,205	34,393	86,171	49,313
Product development	31,471	25,521	60,502	41,342
General and administrative	32,889	27,387	65,912	41,631
Amortization of intangible assets	31,467	25,223	62,719	32,263
In-process research and development	-	35,551	-	35,551
Total operating expenses	140,032	148,075	275,304	200,100

Operating income (loss)	36,178	(23,361)	63,465	(14,061)
Other income (expense)
Interest income	1,460	2,216	2,884	8,305
Interest expense	(22,457)	(22,927)	(47,723)	(28,424)
Other income (expense), net	(1,845)	5,433	(1,657)	6,941
Total other income (expense)	(22,842)	(15,278)	(46,496)	(13,178)

Income (loss) before income taxes	13,336	(38,639)	16,969	(27,239)
Income tax (provision) benefit	(211)	14,759	(891)	10,539

Net income (loss)	$13,125	$(23,880)	$16,078	$(16,700)

Earnings (loss) per share
Basic	$0.40	$(0.79)	$0.51	$(0.58)
Diluted	$0.37	$(0.79)	$0.47	$(0.58)

Weighted average number of shares outstanding
Basic	32,796	30,068	31,746	28,641
Diluted	35,325	30,068	34,041	28,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$152,179	$91,988
Accounts receivable, net	356,328	339,018
Inventories	201,282	169,238
Deferred income taxes, net	5,642	10,733
Other	51,482	42,459
Total current assets	766,913	653,436

Property, plant and equipment, net	335,322	323,003
Prepaid debt fees	15,868	21,616
Deferred income taxes, net	133,614	75,243
Other	20,053	15,235
Intangible assets, net	595,147	695,900
Goodwill	1,416,305	1,266,133
Total assets	$3,283,222	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$243,612	$198,997
Accrued expenses	65,620	57,275
Wages and benefits payable	83,109	70,486
Taxes payable	18,251	17,493
Current portion of long-term debt	356,341	11,980
Current portion of warranty	23,693	21,277
Deferred income taxes, net	1,716	5,437
Unearned revenue	30,374	20,912
Total current liabilities	822,716	403,857

Long-term debt	915,180	1,578,561
Warranty	18,491	11,564
Pension plan benefits	66,325	60,623
Deferred income taxes, net	185,689	173,500
Other obligations	49,417	63,659
Total liabilities	2,057,818	2,291,764

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	935,464	609,902
Accumulated other comprehensive income, net	251,630	126,668
Retained earnings	38,310	22,232
Total shareholders' equity	1,225,404	758,802
Total liabilities and shareholders' equity	$3,283,222	$3,050,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating activities
Net income (loss)	$16,078	$(16,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,466	47,156
In-process research and development	-	35,551
Employee stock plans income tax benefit	-	5,773
Excess tax benefits from stock-based compensation	-	(5,029)
Stock-based compensation	8,026	5,849
Amortization of prepaid debt fees	5,885	2,813
Deferred income taxes, net	(14,421)	(30,133)
Other, net	432	394
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,186)	(12,604)
Inventories	(32,158)	17,983
Trade payables, accrued expenses and taxes payable	39,562	25,811
Wages and benefits payable	12,481	(7,299)
Unearned revenue	9,975	(4,348)
Warranty	3,035	391
Effect of foreign exchange rate changes	2,986	-
Other, net	(5,712)	(2,689)
Net cash provided by operating activities	120,449	62,919

Investing activities
Proceeds from the maturities of investments, held to maturity	-	35,000
Acquisitions of property, plant and equipment	(28,966)	(18,306)
Business acquisitions, net of cash and cash equivalents acquired	(95)	(1,715,626)
Other, net	1,379	5,897
Net cash used in investing activities	(27,682)	(1,693,035)

Financing activities
Proceeds from borrowings	-	1,159,027
Payments on debt	(350,749)	(2,890)
Issuance of common stock	317,536	236,220
Excess tax benefits from stock-based compensation	-	5,029
Prepaid debt fees	(207)	(23,058)
Other, net	140	-
Net cash (used in) provided by financing activities	(33,280)	1,374,328

Effect of foreign exchange rate changes on cash and cash equivalents	704	256
Increase (decrease) in cash and cash equivalents	60,191	(255,532)
Cash and cash equivalents at beginning of period	91,988	361,405
Cash and cash equivalents at end of period	$152,179	$105,873

Non-cash transactions:
Fixed assets purchased but not yet paid	$4,390	$3,506
Pre-acquisition costs incurred but not yet paid	-	1,006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$13,556	$7,425
Interest, net of amounts capitalized	42,247	31,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2007 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At June 30, 2008, we had no investments in variable interest entities.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. The operating results of this acquisition are included in our condensed consolidated financial statements commencing on the date of the acquisition.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. There were no significant impairments of long-lived assets in the three and six months ended June 30, 2008 and 2007. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible senior subordinated notes (convertible notes), the related portion of unamortized prepaid debt fees is written-off and included in interest expense in the Condensed Consolidated Statements of Operations.

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

A summary of the warranty accrual account activity is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$41,803	$19,840	$32,841	$18,148
Actaris acquisition opening balance/adjustments	635	17,769	6,942	17,769
New product warranties	1,267	1,013	3,934	1,709
Other changes/adjustments to warranties	2,388	338	4,089	3,274
Claims activity	(3,936)	(2,655)	(7,516)	(4,597)
Effect of change in exchange rates	27	(115)	1,894	(113)
Ending balance	42,184	36,190	42,184	36,190
Less: current portion of warranty	23,693	18,861	23,693	18,861
Long-term warranty	$18,491	$17,329	$18,491	$17,329

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.7 and $1.4 million for the three months ended June 30, 2008 and 2007, and approximately $8.0 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $4.3 million and $4.1 million for the three months ended June 30, 2008 and 2007, and $9.4 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.7 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively. Our IBNR accrual and expenses can fluctuate due to the number of plan participants, claims activity and deductible limits. Our U.S. employees from the Actaris acquisition were transferred from a fully insured plan and added to our self-insured group health insurance at the beginning of 2008, resulting in higher 2008 self-insurance expenses compared with 2007. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

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

Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Revenue Recognition
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services, installation, consulting and post-sale maintenance support. In determining appropriate revenue recognition, we primarily consider the provisions of the following accounting pronouncements: Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, FASB’s Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software in determining the appropriate revenue recognition policy.

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

Stock-Based Compensation
SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, based on estimated fair values. We record stock-based compensation expenses under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. The fair value of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation using the straight-line method over the requisite service period. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. If we were to have tax deductions in excess of the compensation cost, they would be classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

Fair Value Measurements
SFAS 157, Fair Value Measurements, became effective on January 1, 2008 and establishes a framework for measuring fair value, expands disclosures about fair value measurements of our financial assets and liabilities and specifies a hierarchy of valuation techniques based on whether the inputs used are observable or unobservable. The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means. The disclosure requirements include the fair value measurement at the reporting date and the level within the fair value hierarchy in which the fair value measurements fall. For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

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

New Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) requires the recognition of assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that in-process research and development be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the date of adoption.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (see Note 1, Fair Value Measurements). We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS 160 is currently not expected to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion. This FSP requires, among other things, the issuer to separately account for the liability and equity components of the convertible instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt the FSP on January 1, 2009. We expect the impact of the FSP to be significant to our condensed consolidated financial statements and are currently evaluating the impact on specific accounts and disclosures.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$13,125	$(23,880)	$16,078	$(16,700)

Weighted average number of shares outstanding - Basic	32,796	30,068	31,746	28,641
Dilutive effect of stock-based awards and convertible notes	2,529	-	2,295	-
Weighted average number of shares outstanding - Diluted	35,325	30,068	34,041	28,641
Basic earnings (loss) per common share	$0.40	$(0.79)	$0.51	$(0.58)
Diluted earnings (loss) per common share	$0.37	$(0.79)	$0.47	$(0.58)

The dilutive effect of stock-based awards is calculated using the treasury stock method. Under this method, EPS is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits, if any. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At June 30, 2008 and 2007, we had stock-based awards outstanding of approximately 1.6 million and 1.9 million at weighted average option exercise prices of $48.59 and $34.83, respectively. Approximately 188,000 and 816,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended June 30, 2008 and 2007, and approximately 113,000 and 798,000 stock-based awards were excluded from the calculation of diluted EPS for the six months ended June 30, 2008 and 2007 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

In August 2006, we issued $345 million of convertible notes that, when convertible, have a potentially dilutive effect on our EPS. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. The effect on diluted EPS is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock for each of the periods presented is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and six months ended June 30, 2008 exceeded the conversion price of $65.16 and therefore, approximately 1.7 million shares and 1.5 million shares, respectively, have been included as dilutive shares in the calculation of diluted EPS for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, if we had net income and included the dilutive shares in the calculation of diluted earnings per share for those periods, approximately 364,000 and 182,000 shares would have been dilutive because the average price of our common stock exceeded the conversion price of $65.16.

On May 6, 2008, we issued 3.4 million shares of common stock, no par value, at a public offering price of $91.52 per share, resulting in net proceeds of $310.9 million. The proceeds were primarily used to repay a portion of our non-convertible debt (see Note 6).

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at June 30, 2008 and 2007.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At June 30,	At December 31,
	2008	2007
	(in thousands)
Trade receivables (net of allowance of $6,408 and $6,391)	$340,456	$324,425
Unbilled revenue	15,872	14,593
Total accounts receivable, net	$356,328	$339,018

A summary of the allowance for doubtful accounts activity is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$6,236	$615	$6,391	$589
Actaris acquisition opening balance/adjustments	(471)	4,891	(471)	4,891
Provision for doubtful accounts	576	300	743	386
Accounts charged off	(74)	(127)	(556)	(187)
Effect of change in exchange rates	141	-	301	-
Ending balance, June 30	$6,408	$5,679	$6,408	$5,679

Inventories
A summary of the inventory balances is as follows:
	At June 30,	At December 31,
	2008	2007
	(in thousands)
Materials	$94,213	$81,636
Work in process	17,863	16,859
Finished goods	89,206	70,743
Total inventories	$201,282	$169,238

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Property, plant and equipment, net	At June 30,	At December 31,
	2008	2007
	(in thousands)
Machinery and equipment	$216,683	$192,562
Computers and purchased software	68,018	66,412
Buildings, furniture and improvements	148,425	140,386
Land	43,042	41,750
Total cost	476,168	441,110
Accumulated depreciation	(140,846)	(118,107)
Property, plant and equipment, net	$335,322	$323,003

Depreciation expense was $13.6 million and $10.5 million for the three months ended June 30, 2008 and 2007, and $26.7 million and $14.9 million for the six months ended June 30, 2008 and 2007, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At June 30, 2008			At December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$421,279	$(162,825)	$258,454	$403,665	$(126,488)	$277,177
Customer contracts and relationships	335,033	(44,643)	290,390	312,709	(25,151)	287,558
Trademarks and trade names	82,492	(38,599)	43,893	154,760	(26,877)	127,883
Other	25,245	(22,835)	2,410	24,845	(21,563)	3,282
Total intangible assets	$864,049	$(268,902)	$595,147	$895,979	$(200,079)	$695,900

A summary of the intangible asset account activity is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance, intangible assets, gross	$863,290	$231,061	$895,979	$231,868
Intangible assets acquired	-	547,107	-	547,107
Adjustment of previous acquisitions	-	-	(70,048)	(1,220)
Effect of change in exchange rates	759	(3,095)	38,118	(2,682)
Ending balance, intangible assets, gross	$864,049	$775,073	$864,049	$775,073

The intangible assets acquired in 2007 relate to the Actaris acquisition. During the first quarter of 2008, intangible assets were adjusted by $70.0 million for trademarks and trade names based on our completion of our fair value assessment associated with the Actaris acquisition. Intangible assets decreased in the first half of 2007 due to a $1.2 million adjustment to intangible assets for the Flow Metrix acquisition based on the final determination of fair values of intangible assets acquired.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates for those intangible assets owned by our international subsidiaries. Intangible asset amortization expense was $31.5 million and $25.2 million for the three months ended June 30, 2008 and 2007, and $62.7 million and $32.3 million for the six months ended June 30, 2008 and 2007, respectively.

Estimated future annual amortization expense is as follows:
Years ending December 31,	Estimated Annual Amortization
(in thousands)
2008 (amount remaining at June 30, 2008)	$63,154
2009	109,283
2010	79,303
2011	67,871
2012	52,815
Beyond 2012	222,721
Total intangible assets, net	$595,147

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment during the six months ended June 30, 2008 and 2007, respectively.

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance at January 1, 2007	$125,855	$411	$126,266
Goodwill acquired	-	1,129,253	1,129,253
Adjustment of previous acquisitions	987	-	987
Effect of change in exchange rates	1,050	(8,762)	(7,712)
Goodwill balance at June 30, 2007	$127,892	$1,120,902	$1,248,794

Goodwill balance at January 1, 2008	$128,329	$1,137,804	$1,266,133
Adjustment of previous acquisitions	-	57,803	57,803
Effect of change in exchange rates	(314)	92,683	92,369
Goodwill balance at June 30, 2008	$128,015	$1,288,290	$1,416,305

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

On January 1, 2008, we consolidated certain operations between our two operating segments as a result of our continued integration of the Actaris acquisition. The allocation of goodwill to our reporting units is based on the new segment reporting structure and in accordance with SFAS 142, goodwill of $411,000 at January 1, 2007 has been reallocated between the segments to conform to the new segment reporting structure.

Note 6:    Debt

The components of our borrowings are as follows:
	At June 30, 2008	At December 31, 2007
	(in thousands)
Credit facility
USD denominated term loan	$378,769	$596,793
EUR denominated term loan	427,621	445,228
GBP denominated term loan	-	79,091
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	120,131	124,429
	1,271,521	1,590,541
Current portion of debt	(356,341)	(11,980)
Total long-term debt	$915,180	$1,578,561

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. If our consolidated leverage ratio decreases below 4.5 to 1.0, as specified in our Credit Agreement, the applicable margin on our interest rate payable will decrease from 2.0% to 1.75%. At June 30, 2008, our leverage ratio was below 4.5 to 1.0; accordingly, our margin will decrease upon completion of our second quarter compliance certification. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at June 30, 2008. At June 30, 2008, there were no borrowings outstanding under the revolver and $51.4 million was utilized by outstanding standby letters of credit resulting in $63.6 million being available for additional borrowings.

We repaid $304.0 million in borrowings during the three months ended June 30, 2008 and $350.7 million in borrowings during the six months ended June 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the completed sale of 3.4 million shares of our common stock. Our repayments consisted of the remaining $78.3 million balance on our £50 million pound sterling term loan, $218.0 million on our USD term loan, $50.0 million on our €335 million euro term loan and the repurchase of $4.4 million on our senior subordinated notes (subordinated notes).

Senior Subordinated Notes
Our subordinated notes consist of $120.6 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $120.1 million at June 30, 2008. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at June 30, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter. From time to time, we may reacquire the subordinated notes on the open market, resulting in the early extinguishment of debt.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at June 30, 2008.

At June 30, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending June 30, 2008. As a result, the notes are convertible at the option of the holder as of June 30, 2008 and through the third quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at June 30, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion (see Note 1).

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $15.9 million and $21.6 million at June 30, 2008 and December 31, 2007, respectively. Accrued interest expense was $4.5 million and $5.0 million at June 30, 2008 and December 31, 2007, respectively.

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing the impact of volatility on earnings or protecting fair values of assets and liabilities.

On June 30, 2008, we entered into a one-year interest rate swap to convert $200 million of our $379 million USD term loan from a floating 1-month LIBOR interest rate to a fixed 3.01% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a short-term liability, was $220,000 at June 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $188,000.

In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $428 million (€271 million) and the fair value, recorded as a long-term asset, was $4.8 million at June 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $2.7 million.

In the second quarter of 2008, we began entering into certain foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. These contracts are not designated as accounting hedges and are de minimis in fair value and notional amounts.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. There was no change in the currency exchange rates between the euro and U.S. dollar for the three months ended June 30, 2008. Net losses of $32.4 million ($20.0 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the six months ended June 30, 2008. We had no hedge ineffectiveness.

In May 2008, we repaid the £50 million pound sterling denominated term loan. We realized a $208,000 loss in other income (expense) from the termination of the cross currency interest rate swap, which we entered into in the third quarter of 2007. The purpose of the cross currency interest rate swap was to convert our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap had terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument was intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses were recorded in other income (expense) as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap were recognized as adjustments to interest expense.

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

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) are as follows:

At June 30, 2008
(in thousands)

Short-term asset: Foreign exchange forward contracts	$7
Long-term asset: $428 million EUR term loan interest rate swap	4,824
Short-term liability: $200 million USD term loan interest rate swap	(220)
Net fair value of derivative instruments valued using Level 2 inputs	$4,611

Note 8:    Pension Plan Benefits

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. At June 30, 2008 we expect to contribute a total of $500,000 to our defined benefit pension plans during 2008, which is consistent with our estimate at December 31, 2007. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the three and six months ended June 30, 2008, we contributed approximately $30,000 and $90,000, respectively, to the defined benefit pension plans.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended	Six Months Ended	April 18, 2007 Through
	June 30, 2008	June 30, 2008	June 30, 2007
	(in thousands)
Service cost	$620	$1,178	$408
Interest cost	941	1,870	644
Expected return on plan assets	(76)	(152)	(47)
Settlements and curtailments	-	-	(93)
Amortization of actuarial net gain	(38)	(75)	-
Amortization of unrecognized prior service costs	15	31	-
Net periodic benefit cost	$1,462	$2,852	$912

Note 9:    Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended June 30, 2008 and 2007, stock-based compensation expense was $4.1 million and $3.0 million and the related tax benefit was $914,000 and $714,000, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was $8.0 million and $5.9 million and the related tax benefit was $1.8 million and $1.4 million, respectively. There was no stock-based compensation expense capitalized at June 30, 2008 and 2007. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied. Cash received from the exercise of stock options and similar awards was $4.0 million and $6.6 million for the three months ended June 30, 2008 and 2007, and $6.6 million and $11.0 million for the six months ended June 30, 2008 and 2007, respectively.

The fair value of stock options and ESPP awards issued during the three and six months ended June 30, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected volatility	45.0%	38.1%	44.8%	38.4%
Risk-free interest rate	3.0%	4.6%	3.0%	4.6%
Expected life (years)	4.50	4.94	4.49	4.94

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected volatility	56.2%	24.3%	60.5%	24.3%
Risk-free interest rate	1.4%	5.0%	2.3%	5.1%
Expected life (years)	0.25	0.25	0.25	0.25

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

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 536,840 shares remain available for issuance at June 30, 2008. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and unrestricted stock awards. Shares remaining for issuance as awards were 619,163 at June 30, 2008.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of the stock options granted during the three months ended June 30, 2008 and 2007 were $39.21 and $27.26 per share, respectively. The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2008 and 2007 were $39.07 and $27.21 per share, respectively. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $2.3 million and $2.4 million, respectively, and $4.6 million and $4.8 million for the six months ended June 30, 2008 and 2007, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of our stock option activity for the six months ended June 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	200	66.94
Exercised	(441)	22.87
Forfeited	(45)	43.96
Expired	(7)	42.62
Outstanding, June 30, 2007	1,932	$34.83	7.38	$83,264

Exercisable and expected to vest, June 30, 2007	1,724	$33.23	7.20	$77,069

Exercisable, June 30, 2007	903	$19.92	5.72	$52,421

Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	246	95.79
Exercised	(218)	24.87
Forfeited	(17)	47.62
Outstanding, June 30, 2008	1,572	$48.59	7.24	$78,221

Exercisable and expected to vest, June 30, 2008	1,492	$47.05	7.14	$76,518

Exercisable, June 30, 2008	823	$30.72	5.79	$55,673

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $13.9 million, which is expected to be recognized over a weighted average period of approximately 22 months. During the three months ended June 30, 2008 and 2007, the total intrinsic value of stock options exercised was $8.6 million and $11.9 million, respectively. During the six months ended June 30, 2008 and 2007, total intrinsic value of stock options exercised was $15.3 million and $19.4 million, respectively.

Restricted Stock Units
During the three and six months ended June 30, 2008, we granted 62,000 and 182,000 restricted stock units (RSUs), respectively. During the three and six months ended June 30, 2007, we granted 60,667 RSUs as the first grant date was May 14, 2007. Generally, the RSU’s have a cliff vesting period in which employees become 100% vested three years from the anniversary of the grant date. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. The fair value of RSUs is the market close price of our common stock on the date of grant. Compensation expense is recognized over the vesting period from the date of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the RSUs.

A summary of the award activity for the six months ended June 30, 2008 and 2007 is as follows:

Number of Awards
(in thousands)
Nonvested, January 1, 2007	-
Issued	61
Nonvested, June 30, 2007	61

Nonvested, January 1, 2008	66
Issued	182
Forfeited	(5)
Nonvested, June 30, 2008	243

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. For the three and six months ended June 30, 2008 total compensation expense relating to RSUs was $1.3 million and $2.2 million. For the three and six months ended June 30, 2007 total compensation expense relating the RSUs was $125,000. As of June 30, 2008, unrecognized compensation expense, net of estimated forfeitures, was $12.6 million, which is expected to be recognized over a weighted average period of approximately 27 months. The aggregate intrinsic value of RSUs outstanding at June 30, 2008 and 2007 was $23.9 million and $4.7 million, respectively, and the weighted average grant date fair value was $81.41 and $67.43 per share at June 30, 2008 and 2007, respectively.

Long-Term Performance Plan
We have a Long-Term Performance Plan (LTPP) for senior management, of which the issuance of restricted stock awards and restricted stock units (awards) are contingent on the attainment of yearly goals. Awards are issued in the year following attainment, as approved by the Board of Directors. The awards are converted into shares of the Company’s common stock, subsequent to a three year cliff vesting period, on a one-to-one basis and issued to employees, subject to any deferral elections made by the recipient or required by the plan. An employee who terminates employment during a vesting period will receive a pro-rata portion of their issued awards based on the number of months worked during the vesting period and, other than for retirement, the awards will not be settled in shares of the Company’s common stock until the date they would otherwise vest. The fair value of an award is the market close price of our common stock on the date of grant.

Restricted awards that are attainable are established at the beginning of the performance period based on a percentage of the participant’s base salary and the fair market value of the Company’s common stock on the first business day of the performance period. The maximum restricted awards attainable for the 2008 performance period is 50,726 shares at a grant date fair value of $77.74 per share. The awards at June 30, 2007 for the 2007 plan consisted of 21,392 shares at a grant date fair value of $62.52 per share.

Compensation expense is recognized over the one year performance and three year vesting period for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Total compensation expense recognized for the LTPP plan was $473,000 and $381,000 for the three months ended June 30, 2008 and 2007, and $877,000 and $658,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, total unrecognized compensation expense, net of estimated forfeitures, was $4.3 million, which is expected to be recognized through 2011.

A summary of the award activity for the six months ended June 30, 2008 and 2007 is as follows:

Number of Awards
(in thousands)
Nonvested, January 1, 2007	47
Forfeited	(1)
Nonvested, June 30, 2007	46

Nonvested, January 1, 2008	45
Issued	21
Nonvested, June 30, 2008	66

The weighted average grant date fair value per share of nonvested awards was $61.65 for the three and six months ended June 30, 2008, and $61.20 for the three and six months ended June 30, 2007, respectively. The weighted average grant date fair value per share of awards forfeited was $62.52 for the three and six months ended June 30, 2008, and $59.16 for the three and six months ended June 30, 2007, respectively. The aggregate intrinsic value of awards outstanding was $6.5 million with an expected weighted average vesting period of 19 months at June 30, 2008.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended June 30, 2008 and 2007, we issued a total of 156 and 300 shares of these awards with a weighted average grant date fair value of $94.47 and $66.41 per share, respectively.  During the six months ended June 30, 2008 and 2007, we issued a total of 1,560 and 3,210 shares of these awards with a weighted average grant date fair value of $95.81 and $52.78 per share, respectively. The expense related to these awards was $15,000 and $20,000 for the three months ended June 30, 2008 and 2007, and $150,000 and $170,000 for the six months ended June 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan
Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our ESPP. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 15,975 and 23,320 shares to employees in the six months ended June 30, 2008 and 2007, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the three months ended June 30, 2008 and 2007 was $15.46 and $10.16 per share and $15.81 and $8.99 per share for the six months ended June 30, 2008 and 2007, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $134,000 and $97,000, respectively. The expense related to ESPP recognized under SFAS 123(R) for the six months ended June 30, 2008 and 2007 was $268,000 and $192,000, respectively. We had no unrecognized compensation cost at June 30, 2008 associated with the awards issued under the ESPP. There were approximately 326,000 shares of common stock available for future issuance under the employee stock purchase plan at June 30, 2008.

Note 10:    Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business conducted in domestic and international jurisdictions, IPR&D, research credits, state income taxes and adjustments to valuation allowances, among other items.

Our tax provision (benefit) as a percentage of income (loss) before tax was 2% and 5% for the three and six months ended June 30, 2008, compared with 38% and 39% for the same periods in 2007. Our tax provisions for the three and six months ended June 30, 2008 are lower than those in 2007 as 2008 reflects a benefit associated with lower effective tax rates on international earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced international tax liability reflects the benefit of international interest expense deductions.

Unrecognized tax benefits in accordance with FIN 48 were $36.0 million and $34.8 million at June 30, 2008 and December 31, 2007, respectively. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three and six months ended June 30, 2008, we recognized a benefit of $267,000 and expense of $210,000, respectively, in interest and penalties. At June 30, 2007, we had accrued approximately $7.4 million in interest and penalties, which was primarily the result of the acquisition of Actaris on April 18, 2007. At June 30, 2008 and December 31, 2007, accrued interest was $3.0 million and $2.7 million, respectively, and accrued penalties were $2.2 million for both periods, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The amount of unrecognized tax benefits that would affect our tax provision as a percentage of income (loss) before tax, at June 30, 2008 and December 31, 2007 were $8.7 million and $8.4 million, respectively. At June 30, 2008, we expect to pay $5.7 million in income tax obligations related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of June 30, 2008 and December 31, 2007.

We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $51.4 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.1 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million at June 30, 2008. Unsecured surety bonds in force were $12.3 million and $13.8 million at June 30, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely nor do we believe an adverse outcome will have a material adverse impact to our financial condition or results of operations.

Note 12:    Other Comprehensive Income

Other comprehensive income (loss) is reflected as an increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$13,125	$(23,880)	$16,078	$(16,700)
Foreign currency translation adjustment, net (1)	16,732	(6,542)	140,781	(6,310)
Net unrealized gain (loss) on derivative instruments, net (2)	6,139	-	(16,116)	-
Net hedging gains reclassified into net income (3)	100	-	227	-
Pension plan benefits liability adjustment, net (4)	-	-	70	-
Total other comprehensive income (loss)	$36,096	$(30,422)	$141,040	$(23,010)

(1)	Income tax provision (benefit) of $7,593 and ($481) for the three months ended June 30, 2008 and 2007 and $9,240 and ($558) for the six months ended June 30, 2008 and 2007, respectively.
(2)	Income tax provision (benefit) of $3,801 and ($9,945) for the three months and six months ended June 30, 2008.
(3)	Income tax provision of $61 and $140 for the three months and six months ended June 30, 2008.
(4)	Income tax provision of $29 for the six months ended June 30, 2008.

Accumulated other comprehensive income, net of tax, was approximately $251.6 million and $126.7 million at June 30, 2008 and December 31, 2007, respectively, and consisted of the adjustments for foreign currency translation, the unrealized loss on our derivative instruments, the hedging gain and the pension liability adjustment as indicated above.

Note 13:    Segment Information

The Actaris operating segment consists primarily of the operations from the Actaris acquisition, which occurred on April 18, 2007, as well as other Itron operations not located in North America that are now included in the Actaris segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement.

We have three measures of segment performance: revenue, gross profit (margin) and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Substantially all depreciation expense is allocated to our segments.

Segment Products

Itron North America
Electronic electricity meters with and without automated meter reading (AMR); gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, consulting, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR and AMI data collection technologies; installation, implementation, maintenance support and other managed services.

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Itron North America	$164,650	$141,977	$314,860	$283,668
Actaris	349,281	259,582	677,547	265,802
Total Company	$513,931	$401,559	$992,407	$549,470

Gross margin
Itron North America	$65,932	$60,270	$124,500	$120,922
Actaris	110,278	64,444	214,269	65,117
Total Company	$176,210	$124,714	$338,769	$186,039

Operating income (loss)
Itron North America	$20,536	$15,010	$37,913	$33,474
Actaris	25,417	(30,523)	45,115	(32,228)
Corporate unallocated	(9,775)	(7,848)	(19,563)	(15,307)
Total Company	36,178	(23,361)	63,465	(14,061)
Total other income (expense)	(22,842)	(15,278)	(46,496)	(13,178)
Income (loss) before income taxes	$13,336	$(38,639)	$16,969	$(27,239)

No single customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2008. One customer accounted for 13% and 14% of Itron North America revenues for the three and six months ended June 30, 2008, respectively. No single customer accounted for more than 10% of the Actaris operating segment revenues for the three and six months ended June 30, 2008.

No single customer represented more than 10% of total Company revenues or of operating segment revenues for the three and six months ended June 30, 2007.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues by region
Europe	$250,784	$186,996	$489,436	$188,450
United States and Canada	165,864	148,437	327,036	284,895
Other	97,283	66,126	175,935	76,125
Total revenues	$513,931	$401,559	$992,407	$549,470

Note 14:    Consolidating Financial Information

Our subordinated notes and convertible notes, issued by Itron, Inc. (the Issuer) are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete and unconditional. At the date of issuance, our convertible notes were not guaranteed by any of our subsidiaries; however, any future subsidiaries that guarantee our obligations under the subordinated notes will guarantee our convertible notes, joint and several, full, complete and unconditional.

There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

The Actaris acquisition on April 18, 2007, consisted primarily of international entities, which are considered non-guarantor subsidiaries of our subordinated notes and convertible notes. One legal entity located in the United States is considered a guarantor of the subordinated notes and convertible notes.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$158,401	$20,494	$344,071	$(9,035)	$513,931
Cost of revenues	95,395	15,712	235,649	(9,035)	337,721
Gross profit	63,006	4,782	108,422	-	176,210

Operating expenses
Sales and marketing	14,098	2,259	27,848	-	44,205
Product development	20,199	819	10,453	-	31,471
General and administrative	13,420	388	19,081	-	32,889
Amortization of intangible assets	5,663	-	25,804	-	31,467
Total operating expenses	53,380	3,466	83,186	-	140,032

Operating income	9,626	1,316	25,236	-	36,178
Other income (expense)
Interest income	32,203	(23)	1,095	(31,815)	1,460
Interest expense	(22,368)	24	(31,928)	31,815	(22,457)
Other income (expense), net	(178)	(255)	(1,412)	-	(1,845)
Total other income (expense)	9,657	(254)	(32,245)	-	(22,842)

Income (loss) before income taxes	19,283	1,062	(7,009)	-	13,336
Income tax benefit (provision)	578	630	(1,419)	-	(211)
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(6,736)	161	-	6,575	-
Net income (loss)	$13,125	$1,853	$(8,428)	$6,575	$13,125

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$139,992	$14,535	$257,291	$(10,259)	$401,559
Cost of revenues	82,175	11,256	193,630	(10,216)	276,845
Gross profit	57,817	3,279	63,661	(43)	124,714

Operating expenses
Sales and marketing	13,393	1,449	19,551	-	34,393
Product development	17,449	440	7,680	(48)	25,521
General and administrative	13,595	808	12,984	-	27,387
Amortization of intangible assets	6,655	-	18,568	-	25,223
In-process research and development	-	-	35,551	-	35,551
Total operating expenses	51,092	2,697	94,334	(48)	148,075

Operating income (loss)	6,725	582	(30,673)	5	(23,361)
Other income (expense)
Interest income	25,336	44	999	(24,163)	2,216
Interest expense	(21,314)	(2,246)	(23,525)	24,158	(22,927)
Other income (expense), net	6,331	80	(978)	-	5,433
Total other income (expense)	10,353	(2,122)	(23,504)	(5)	(15,278)

Income (loss) before income taxes	17,078	(1,540)	(54,177)	-	(38,639)
Income tax benefit (provision)	4,280	(131)	10,610	-	14,759
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(45,238)	305	-	44,933	-
Net loss	$(23,880)	$(1,366)	$(43,567)	$44,933	$(23,880)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$304,281	$41,601	$665,761	$(19,236)	$992,407
Cost of revenues	185,004	31,133	456,677	(19,176)	653,638
Gross profit	119,277	10,468	209,084	(60)	338,769

Operating expenses
Sales and marketing	27,229	4,302	54,640	-	86,171
Product development	37,411	1,599	21,552	(60)	60,502
General and administrative	26,654	1,228	38,030	-	65,912
Amortization of intangible assets	11,326	-	51,393	-	62,719
Total operating expenses	102,620	7,129	165,615	(60)	275,304

Operating income	16,657	3,339	43,469	-	63,465
Other income (expense)
Interest income	62,887	31	2,176	(62,210)	2,884
Interest expense	(47,319)	(89)	(62,525)	62,210	(47,723)
Other income (expense), net	1,497	(824)	(2,330)	-	(1,657)
Total other income (expense)	17,065	(882)	(62,679)	-	(46,496)

Income (loss) before income taxes	33,722	2,457	(19,210)	-	16,969
Income tax benefit (provision)	2,348	244	(3,483)	-	(891)
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(19,992)	553	-	19,439	-
Net income (loss)	$16,078	$3,254	$(22,693)	$19,439	$16,078

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$281,339	$14,535	$274,969	$(21,373)	$549,470
Cost of revenues	164,996	11,256	208,447	(21,268)	363,431
Gross profit	116,343	3,279	66,522	(105)	186,039

Operating expenses
Sales and marketing	25,712	1,449	22,152	-	49,313
Product development	33,152	440	7,846	(96)	41,342
General and administrative	26,935	808	13,888	-	41,631
Amortization of intangible assets	13,264	-	18,999	-	32,263
In-process research and development	-	-	35,551	-	35,551
Total operating expenses	99,063	2,697	98,436	(96)	200,100

Operating income (loss)	17,280	582	(31,914)	(9)	(14,061)
Other income (expense)
Interest income	31,632	44	1,036	(24,407)	8,305
Interest expense	(26,711)	(2,246)	(23,883)	24,416	(28,424)
Other income (expense), net	7,828	80	(967)	-	6,941
Total other income (expense)	12,749	(2,122)	(23,814)	9	(13,178)

Income (loss) before income taxes	30,029	(1,540)	(55,728)	-	(27,239)
Income tax benefit (provision)	1,050	(131)	9,620	-	10,539
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(47,779)	(2,574)	-	50,353	-
Net loss	$(16,700)	$(4,245)	$(46,108)	$50,353	$(16,700)

Condensed Consolidating Balance Sheet
June 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$62,755	$4,015	$85,409	$-	$152,179
Accounts receivable, net	70,580	10,067	275,681	-	356,328
Intercompany accounts receivable	12,043	585	5,314	(17,942)	-
Inventories	54,665	7,127	140,473	(983)	201,282
Deferred income taxes, net	(3,512)	3,427	5,727	-	5,642
Other	19,265	202	32,015	-	51,482
Intercompany other	11,944	16	6,390	(18,350)	-
Total current assets	227,740	25,439	551,009	(37,275)	766,913

Property, plant and equipment, net	89,654	12,345	233,323	-	335,322
Prepaid debt fees	15,868	-	-	-	15,868
Deferred income taxes, net	103,194	1,367	29,053	-	133,614
Other	5,557	116	14,380	-	20,053
Intangible assets, net	65,693	-	529,454	-	595,147
Goodwill	113,845	10,730	1,291,730	-	1,416,305
Investment in subsidiaries	118,596	77,373	(71,040)	(124,929)	-
Intercompany notes receivable	1,893,209	-	2,741	(1,895,950)	-
Total assets	$2,633,356	$127,370	$2,580,650	$(2,058,154)	$3,283,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$40,655	$6,078	$196,879	$-	$243,612
Accrued expenses	8,324	204	57,092	-	65,620
Intercompany accounts payable	2,862	4,058	11,022	(17,942)	-
Wages and benefits payable	24,368	1,801	56,940	-	83,109
Taxes payable	855	857	16,539	-	18,251
Current portion of long-term debt	356,341	-	-	-	356,341
Current portion of warranty	9,497	184	14,012	-	23,693
Deferred income taxes, net	-	-	1,716	-	1,716
Short-term intercompany advances	5,001	3,313	10,036	(18,350)	-
Unearned revenue	23,219	-	7,155	-	30,374
Total current liabilities	471,122	16,495	371,391	(36,292)	822,716

Long-term debt	915,181	-	(1)	-	915,180
Warranty	11,070	100	7,321	-	18,491
Pension plan benefits	-	-	66,325	-	66,325
Intercompany notes payable	1,432	1,309	1,893,209	(1,895,950)	-
Deferred income taxes, net	-	969	184,720	-	185,689
Other obligations	9,147	40	40,230	-	49,417
Total liabilities	1,407,952	18,913	2,563,195	(1,932,242)	2,057,818

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	935,464	98,547	99,060	(197,607)	935,464
Accumulated other comprehensive income, net	251,630	12,574	15,961	(28,535)	251,630
Retained earnings (accumulated deficit)	38,310	(2,664)	(97,566)	100,230	38,310
Total shareholders' equity	1,225,404	108,457	17,455	(125,912)	1,225,404
Total liabilities and shareholders' equity	$2,633,356	$127,370	$2,580,650	$(2,058,154)	$3,283,222

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,937	$1,664	$62,387	$-	$91,988
Accounts receivable, net	95,908	7,151	235,959	-	339,018
Intercompany accounts receivable	15,359	25	5,855	(21,239)	-
Inventories	50,049	6,584	113,804	(1,199)	169,238
Deferred income taxes, net	5,528	1,294	3,911	-	10,733
Other	13,322	17	29,120	-	42,459
Intercompany other	7,729	7,800	19,365	(34,894)	-
Total current assets	215,832	24,535	470,401	(57,332)	653,436

Property, plant and equipment, net	85,036	12,543	225,424	-	323,003
Prepaid debt fees	21,616	-	-	-	21,616
Deferred income taxes, net	85,963	1,275	(11,995)	-	75,243
Other	1,762	15	13,458	-	15,235
Intangible assets, net	77,017	-	618,883	-	695,900
Goodwill	113,846	10,001	1,142,286	-	1,266,133
Investment in subsidiaries	118,733	71,943	(66,192)	(124,484)	-
Intercompany notes receivable	1,764,792	3,282	8,656	(1,776,730)	-
Total assets	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$39,701	$4,336	$154,960	$-	$198,997
Accrued expenses	7,124	546	49,605	-	57,275
Intercompany accounts payable	4,258	1,842	15,139	(21,239)	-
Wages and benefits payable	17,419	1,750	51,317	-	70,486
Taxes payable	1,335	(158)	16,316	-	17,493
Current portion of long-term debt	11,980	-	-	-	11,980
Current portion of warranty	8,411	151	12,715	-	21,277
Deferred income taxes, net	-	-	5,437	-	5,437
Short-term intercompany advances	12,807	14,782	7,305	(34,894)	-
Unearned revenue	15,120	-	5,792	-	20,912
Total current liabilities	118,155	23,249	318,586	(56,133)	403,857

Long-term debt	1,578,563	-	(2)	-	1,578,561
Warranty	10,104	100	1,360	-	11,564
Pension plan benefits	1	-	60,622	-	60,623
Intercompany notes payable	1,474	7,153	1,768,103	(1,776,730)	-
Deferred income taxes, net	962	-	172,538	-	173,500
Other obligations	16,536	25	47,098	-	63,659
Total liabilities	1,725,795	30,527	2,368,305	(1,832,863)	2,291,764

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	609,902	90,437	97,021	(187,458)	609,902
Accumulated other comprehensive income, net	126,668	8,548	10,468	(19,016)	126,668
Retained earnings (accumulated deficit)	22,232	(5,918)	(74,873)	80,791	22,232
Total shareholders' equity	758,802	93,067	32,616	(125,683)	758,802
Total liabilities and shareholders' equity	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities	(in thousands)
Net income (loss)	$16,078	$3,254	$(22,693)	$19,439	$16,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,269	1,109	68,088	-	89,466
Stock-based compensation	8,026	-	-	-	8,026
Amortization of prepaid debt fees	5,885	-	-	-	5,885
Deferred income taxes, net	(17,551)	(1,985)	5,115	-	(14,421)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	19,992	(553)	-	(19,439)	-
Other, net	730	36	(334)	-	432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	25,328	(2,916)	(37,598)	-	(15,186)
Inventories	(4,832)	(543)	(26,783)	-	(32,158)
Trade payables, accrued expenses and taxes payable	960	2,226	36,376	-	39,562
Wages and benefits payable	6,949	51	5,481	-	12,481
Unearned revenue	8,610	2	1,363	-	9,975
Warranty	2,052	33	950	-	3,035
Effect of foreign exchange rate changes	-	-	2,986	-	2,986
Intercompany transactions, net	198	3,378	(3,576)	-	-
Other, net	(3,603)	(273)	(1,836)	-	(5,712)
Net cash provided by operating activities	89,091	3,819	27,539	-	120,449

Investing activities
Acquisitions of property, plant and equipment	(13,699)	(759)	(14,508)	-	(28,966)
Business acquisitions, net of cash and cash equivalents acquired	(95)	-	-	-	(95)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	-	-	7,806	(7,806)	-
Cash transferred to non-guarantor subsidiaries	(4,257)	-	-	4,257	-
Intercompany notes, net	(1,187)	3,282	5,975	(8,070)	-
Other, net	6,233	1,942	(6,796)	-	1,379
Net cash (used in) provided by investing activities	(13,005)	12,271	(7,523)	(19,425)	(27,682)

Financing activities
Payments on debt	(350,749)	-	-	-	(350,749)
Issuance of common stock	317,536	-	-	-	317,536
Prepaid debt fees	(207)	-	-	-	(207)
Cash received from parent	-	-	4,257	(4,257)	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	(42)	(5,933)	(2,095)	8,070	-
Other, net	-	-	140	-	140
Net cash (used in) provided by financing activities	(41,268)	(13,739)	2,302	19,425	(33,280)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	704	-	704
Increase in cash and cash equivalents	34,818	2,351	23,022	-	60,191
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$62,755	$4,015	$85,409	$-	$152,179
Non-cash transactions:
Fixed assets purchased but not yet paid	$1,996	$249	$2,145	$-	$4,390
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$98	$-	$13,458	$-	$13,556
Interest, net of amounts capitalized	41,831	(10)	426	-	42,247

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities	(in thousands)
Net loss	$(16,700)	$(4,245)	$(46,108)	$50,353	$(16,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,780	412	24,964	-	47,156
In-process research and development	-	-	35,551	-	35,551
Employee stock plans income tax benefits	5,773	-	-	-	5,773
Excess tax benefits from stock-based compensation	(5,029)	-	-	-	(5,029)
Stock-based compensation	5,849	-	-	-	5,849
Amortization of prepaid debt fees	2,717	96	-	-	2,813
Deferred income taxes, net	(6,832)	(1,072)	(22,229)	-	(30,133)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries, net	47,779	2,574	-	(50,353)	-
Other, net	391	(3)	6	-	394
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,897	(1,817)	(18,684)	-	(12,604)
Inventories	(984)	913	18,054	-	17,983
Trade payables, accrued expenses and taxes payable	22,453	2,016	1,342	-	25,811
Wages and benefits payable	(6,205)	169	(1,263)	-	(7,299)
Unearned revenue	(4,856)	-	508	-	(4,348)
Warranty	639	14	(262)	-	391
Intercompany transactions, net	(9,119)	1,635	7,484	-	-
Other, net	979	(981)	(2,687)	-	(2,689)
Net cash provided by (used in) operating activities	66,532	(289)	(3,324)	-	62,919

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Acquisitions of property, plant and equipment	(12,907)	6,779	(12,178)	-	(18,306)
Business acquisitions, net of cash and cash equivalents acquired	(1,715,626)	-	-	-	(1,715,626)
Cash transferred to parent	-	(89,042)	-	89,042	-
Cash transferred to non-guarantor subsidiaries	(22,492)	-	-	22,492	-
Intercompany notes, net	52,360	346	(52,706)	-	-
Other, net	(41,253)	(52,097)	99,247	-	5,897
Net cash provided by (used in) investing activities	(1,704,918)	(134,014)	34,363	111,534	(1,693,035)
Financing activities
Proceeds from borrowings	1,068,248	90,779	-	-	1,159,027
Payments on debt	(2,890)	-	-	-	(2,890)
Issuance of common stock	236,220	-	-	-	236,220
Excess tax benefits from stock-based compensation	5,029	-	-	-	5,029
Prepaid debt fees	(21,511)	(1,547)	-	-	(23,058)
Cash transferred from parent	89,042	-	-	(89,042)	-
Cash transferred from non-guarantor subsidiaries	-	-	22,492	(22,492)	-
Intercompany notes payable	(45,726)	45,726	-	-	-
Net cash provided by financing activities	1,328,412	134,958	22,492	(111,534)	1,374,328
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	256	-	256
Increase (decrease) in cash and cash equivalents	(309,974)	655	53,787	-	(255,532)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$43,509	$655	$61,709	$-	$105,873
Non-cash transactions:
Fixed assets purchased but not yet paid	$1,593	$-	$1,913	$-	$3,506
Pre-acquisition costs incurred but not yet paid	1,006	-	-	-	1,006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,661	$-	$4,764	$-	$7,425
Interest	29,466	1,670	136	-	31,272

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties or litigation, 4) changes in domestic and international laws and regulations, 5) our dependence on new product development and intellectual property, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) international business risks, 10) capital market availability and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008.

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

Highlights

Our financial results for the three and six months ended June 30, 2008 reflect both the operations of Itron North America and Actaris Metering Systems SA (Actaris). Actaris was acquired on April 18, 2007, therefore our prior year 2007 operating results reflect Actaris’ operations only from the date of acquisition through June 30, 2007 and a small portion of Itron North America’s operations outside North America that were transferred to our Actaris operating segment on January 1, 2008, which have been restated for comparative purposes.

We repaid $304.0 million in borrowings during the three months ended June 30, 2008 and $350.7 million in borrowings during the six months ended June 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the completed sale of 3.4 million shares of our common stock. Our repayments consisted of the remaining $78.3 million balance on our £50 million pound sterling term loan, $218.0 million on our USD term loan, $50.0 million on our €335 million euro term loan and the repurchase of $4.4 million on our senior subordinated notes.

Our convertible senior subordinated notes (convertible notes) are convertible at the option of the holder as of June 30, 2008, and through the third quarter of 2008 and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt and the shares issuable upon conversion of the convertible notes are included in the calculation of dilutive earnings per share.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$513.9	$401.6	28%	$992.4	$549.5	81%
Gross Profit	$176.2	$124.7	41%	$338.8	$186.0	82%
Gross Margin	34%	31%		34%	34%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues by region
Europe	$250.8	$187.0	$489.4	$188.5
United States and Canada	165.8	148.5	327.0	284.9
Other	97.3	66.1	176.0	76.1
Total revenues	$513.9	$401.6	$992.4	$549.5

Revenues
Revenues increased $112.3 million and $442.9 million for the three and six months ended 2008, compared with the same periods in 2007. Revenues for the second quarter and first half of 2008 include full periods of Actaris operations, compared with the same periods in 2007, which included Actaris results from the date of acquisition on April 18, 2007.

No single customer represented more than 10% of total revenues for the three and six months ended June 30, 2008 and 2007.  Our 10 largest customers accounted for 17% of total revenues for the three and six months ending June 30, 2008. For the three and six months ending June 30, 2007, our 10 largest customers accounted for 14% and 15% of total revenues.

Gross Margins
Without the impact of purchase accounting on the three and six months ended June 30, 2007, gross margins for the same periods in 2008 decreased due to full periods of Actaris operations that have a higher proportion of meter-only sales, which are at lower margins, and the decrease in Itron North America gross margins. The 2007 total company gross margin results were reduced by business combination accounting rules, which require the valuation of inventory on hand at the acquisition date to equal the sales price, less costs to complete, and a reasonable profit allowance for selling effort. Accordingly, Actaris’ historical cost of inventory was increased by $16.0 million on the date of acquisition, which lowered total company gross margins by four percentage points and three percentage points for the three and six months ended June 30, 2007.

Unit Shipments
Meters can be sold with and without automated meter reading (AMR). In addition, AMR can be sold separately from meters. Depending on customers’ preferences, we incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Total meters (with and without AMR)
Electricity - Itron North America	1,325	1,175	2,625	2,325
Electricity - Actaris	1,850	1,625	3,700	1,625
Gas	1,075	775	1,975	775
Water	2,275	1,850	4,600	1,850
Total meters	6,525	5,425	12,900	6,575

AMR units (Itron and Actaris)
Meters with AMR	1,375	900	2,700	1,400
AMR modules	1,225	1,150	2,300	2,350
Total AMR units	2,600	2,050	5,000	3,750

Meters with other vendors' AMR	150	175	400	425

Segment Revenues, Gross Profit, Gross Margin and Operating Income (Loss) and Operating Margin

The Actaris operating segment consists primarily of the operations from the Actaris acquisition, which occurred on April 18, 2007, as well as other Itron operations not located in North America that are now included in the Actaris segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement.

We have three measures of segment performance: revenue, gross profit (margin) and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Assets and liabilities are not used in our measurement of segment performance and, therefore, are not allocated to our segments. Substantially all depreciation expense is allocated to our segments.

Segment Products

Itron North America
Electronic electricity meters with and without AMR; gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, consulting, maintenance support and other services.

Actaris
Electromechanical and electronic electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad and smart card; two-way gas prepayment systems using smart card; AMR and AMI data collection technologies; installation, implementation, maintenance support and other managed services.

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(millions)			(millions)
Segment Revenues
Itron North America	$164.7	$142.0	16%	$314.9	$283.7	11%
Actaris	349.2	259.6	35%	677.5	265.8	155%
Total revenues	$513.9	$401.6	28%	$992.4	$549.5	81%

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$65.9	40%	$60.3	42%	$124.5	40%	$120.9	43%
Actaris	110.3	32%	64.4	25%	214.3	32%	65.1	24%
Total gross profit and margin	$176.2	34%	$124.7	31%	$338.8	34%	$186.0	34%

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income
(Loss) and Operating Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$20.5	12%	$15.0	11%	$37.9	12%	$33.5	12%
Actaris	25.4	7%	(30.5)	(12%)	45.1	7%	(32.2)	(12%)
Corporate unallocated	(9.7)		(7.9)		(19.5)		(15.4)
Total Company	$36.2	7%	$(23.4)	(6%)	$63.5	6%	$(14.1)	(3%)

Itron North America: Revenues increased $22.7 million, or 16%, in the second quarter of 2008, compared with the second quarter of 2007, due to an 18% increase in meter shipments, a 34% increase in standalone water AMR shipments and related implementation and installation. Revenues increased $31.2 million, or 11%, in the six months ended June 30, 2008, compared with the same period in 2007, due to a 14% increase in meter shipments, an 18% increase in standalone water AMR shipments and related implementation and installation. Approximately 64% and 62% of our meters sold in the three and six months ended June 30, 2008 were equipped with our AMR technology, compared with 40% and 42% for the same periods in 2007, respectively. Gross margin decreased by two and three percentage points in the three and six months ended June 30, 2008, compared with the same periods in 2007, due to costs associated with the first version of our AMI meters, a lower mix of C&I meter sales and increased services costs.

One customer represented 13% and 14% of the Itron North America operating segment revenues in the second quarter and first half of 2008, respectively. No single customer accounted for more than 10% of the Itron North America operating segment revenues for the three and six months ended June 30, 2007.

Itron North America operating expenses as a percentage of revenues were 28% for the three and six months ended June 30, 2008, compared with 32% and 31% for the same periods in 2007. This decrease is primarily the result of higher revenue in 2008 and decreasing amortization of intangible assets.

Actaris: Actaris was acquired on April 18, 2007. As we continue to integrate the Actaris acquisition and align our operations, certain operations not located in North America that were previously reported within the Itron North America operating segment were moved to the Actaris operating segment on January 1, 2008. Therefore, historical segment information has been restated to conform to the January 1, 2008 reporting presentation.

Actaris revenues were $349.2 million for the three months ended June 30, 2008 with 39%, 32% and 29% from electricity, gas and water meter products and services, respectively. Actaris revenues were $677.5 million for the six months ended June 30, 2008 with 38%, 31% and 31% from electricity, gas and water meter products and services, respectively. Actaris revenues were $259.6 million and $265.8 million for the three and six months ended June 30, 2007 with 43%, 30% and 27% from electricity, gas and water meter products and services, respectively.

Actaris revenues increased in 2008 as a result of full period results in 2008, as compared with 2007 when we began including Actaris’ results of operations from the date of acquisition on April 18, 2007. Gross margins increased in 2008, compared with 2007, primarily as a result of a six percentage point reduction in 2007 due to the revaluation of inventory on hand at the acquisition date in accordance with business combination accounting rules, which increased cost of sales in the three months ended June 30, 2007. Gross margins were also favorably impacted in 2008 by a higher mix of gas meter shipments and commercial and industrial (C&I) electricity meters, which have a higher functionality than residential meters.

No single customer represented more than 10% of Actaris operating segment revenues for the three and six months ended June 30, 2008 or 2007.

Operating expenses for Actaris were $84.9 million and $169.2 million for the three and six months ended June 30, 2008, compared with $94.9 million and $97.3 million for the three and six months ended June 30, 2007. Operating expenses for the three months ended June 30, 2007 consisted of operations commencing on the date of acquisition and $35.6 million of in-process research and development (IPR&D) recorded in accordance with business combination accounting rules.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” Corporate unallocated expenses increased $1.8 million and $4.1 million for the three and six months ended June 30, 2008, compared with the same periods last year, due to increased compensation and financial integration expenses. As a percentage of total Company revenues, corporate unallocated expenses were 2% for the three and six months ended June 30, 2008, compared with 2% and 3% for the same periods in 2007, respectively.

Bookings and Backlog of Orders

Bookings for a reported period represent contracts and firm purchase orders received during the specified period. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next twelve months. Bookings and backlog exclude maintenance-related activity. Customer agreements that contain cancellation for convenience terms are generally not reflected in bookings and backlog until certain conditions are met. Backlog is not a complete measure of our future business due to these customer agreements, as well as significant book-and-ship orders. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations and other factors.

Information on bookings and backlog is summarized as follows:
Quarter Ended	Total Bookings	Total Backlog	12-Month Backlog
	(in millions)
June 30, 2008	$432	$609	$493
March 31, 2008	484	683	552
December 31, 2007	448	659	501
September 31, 2007	440	668	494
June 30, 2007	413	656	491
March 31, 2007	118	376	225

As we enter into AMI agreements to deploy our OpenWay® meter and communications system, we do not include these contracts in bookings and backlog until any necessary regulatory approvals are received or other certain conditions are met. As of June 30, 2008, we have not included any significant portion of our AMI agreements in bookings and backlog.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(millions)		(mllions)		(millions)		(millions)
Sales and marketing	$44.2	9%	$34.4	9%	$86.2	9%	$49.3	9%
Product development	31.5	6%	25.5	6%	60.5	6%	41.3	7%
General and administrative	32.8	6%	27.4	7%	65.9	7%	41.6	8%
Amortization of intangible assets	31.5	6%	25.2	6%	62.7	6%	32.3	6%
In-process research and development	-	-	35.6	9%	-	-	35.6	6%
Total operating expenses	$140.0	27%	$148.1	37%	$275.3	28%	$200.1	36%

Operating expenses in most areas have remained constant period over period, as a percentage of revenue, except for in-process research and development, which was directly related to the Actaris acquisition. The increase in amortization of intangible assets of $6.3 million and $30.4 million for the three and six months ended June 30, 2008, compared with 2007, was the result of the Actaris acquisition. Administrative expenses for the three and six months ended June 30, 2008 have been impacted by increased compensation and financial integration expenses, which we expect to continue through 2008.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $36.0 million of IPR&D expense in 2007, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and commercial and industrial meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated over the next one to six years. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. These research and development projects are substantially complete at June 30, 2008.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Interest income	$1,460	$2,216	$2,884	$8,305
Interest expense	(18,430)	(20,872)	(41,838)	(25,611)
Amortization of debt placement fees	(4,027)	(2,055)	(5,885)	(2,813)
Other income (expense), net	(1,845)	5,433	(1,657)	6,941
Total other income (expense)	$(22,842)	$(15,278)	$(46,496)	$(13,178)

For the three months ended June 30, 2008, our average cash and cash equivalent balance was $123 million, compared with $61 million for the same period last year. This increase in cash was the result of our sale of 3.4 million shares of common stock in May 2008, with net proceeds of approximately $311 million, partially offset by our repayment of approximately $304 million in borrowings during the three months ended June 30, 2008. Therefore, although we had higher average cash balances during the three months ended June 30, 2008, lower interest income was the result of lower yields.

Our average cash and cash equivalent balance was $104 million for the six months ended June 30, 2008, compared with $249 million for the same period in 2007, respectively. Our average cash balance for the six months ended June 30, 2007 was the result of proceeds from our August 2006 issuance of $345 million 2.5% convertible notes and our March 1, 2007 sale of 4.1 million shares of common stock, resulting in net proceeds of $225.2 million, which were used to fund a portion of the Actaris acquisition on April 18, 2007. Therefore, the decrease in interest income for the six months ended June 30, 2008, compared with the same period in 2007, was the result of lower cash balances and lower yields.

The increase in interest expense for the three and six months ended June 30, 2008, compared with the same periods in 2007, is the result of full periods of interest expense from the $1.2 billion credit facility used to finance the Actaris acquisition on April 18, 2007. Average outstanding borrowings were $1.5 billion for the three and six months ended June 30, 2008, compared with $1.4 billion and $943.2 million for the same periods in 2007, respectively.

Amortization of debt placement fees increased for the three and six months ended June 30, 2008 as a result of the full periods of amortization expense associated with the new borrowings used to fund the Actaris acquisition, as well as the write-off of unamortized prepaid debt fees related to the early principal repayment of borrowings.

Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating items or transactions. In the three and six months ended June 30, 2008, other expense, net resulted primarily from net foreign currency losses due to balances denominated in a currency other than the reporting entity’s functional currency. For the three months ended June 30, 2007, other income, net, included $1.2 million in net realized gains from foreign currency range forward contracts that were settled and a $1.0 million realized gain from an overnight euro rate change prior to the acquisition of Actaris. For the six months ended June 30, 2007, realized gains totaled $3.8 million, consisting of the $2.2 million in realized gains recognized in the second quarter of 2007 and $1.6 million from the foreign currency range forward contract, which was an unrealized gain at March 31, 2007.

Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business conducted in domestic and international jurisdictions, research credits, state income taxes and adjustments to valuation allowances, among other items.

Our tax provision (benefit) as a percentage of income (loss) before tax was 2% and 5% for the three and six months ended June 30, 2008, compared with 38% and 39% for the same periods in 2007. Our tax provisions for the three and six months ended June 30, 2008 are lower than those in 2007 as 2008 reflects a benefit associated with lower effective tax rates on international earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced international tax liability reflects the benefit of international interest expense deductions.

Unrecognized tax benefits in accordance with FIN 48 were $36.0 million and $34.8 million at June 30, 2008 and December 31, 2007, respectively. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three and six months ended June 30, 2008, we recognized a benefit of $267,000 and expense of $210,000, respectively, in interest and penalties. At June 30, 2007, we had accrued approximately $7.4 million in interest and penalties, which was primarily the result of the acquisition of Actaris on April 18, 2007. At June 30, 2008 and December 31, 2007, accrued interest was $3.0 million and $2.7 million, respectively, and accrued penalties were $2.2 million for both periods, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The amount of unrecognized tax benefits that would affect our tax provision as a percentage of income (loss) before tax, at June 30, 2008 and December 31, 2007 were $8.7 million and $8.4 million, respectively. At June 30, 2008, we expect to pay $5.7 million in income tax obligations related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

Financial Condition

Cash Flow Information:
	Six Months Ended June 30,
	2008	2007
	(in millions)
Operating activities	$120.5	$62.9
Investing activities	(27.7)	(1,693.0)
Financing activities	(33.3)	1,374.3
Effect of exchange rates on cash and cash equivalents	0.7	0.3
Increase (decrease) in cash and cash equivalents	$60.2	$(255.5)

The increase in cash from December 31, 2007 to June 30, 2008 was the result of strong cash flows from operations and the $311 million stock offering in May 2008, partially offset by $351 million in debt repayments.

Our June 30, 2007 cash and cash equivalents balance decreased from December 31, 2006 due to the Actaris acquisition on April 18, 2007, which was funded with a $1.2 billion credit facility, $225 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand.

Operating activities: Primarily as a result of the Actaris acquisition, cash provided by operating activities increased $57.6 million in the first six months of 2008 compared with the same period in 2007. Increased revenue activity resulted in cash received from customers of $987.2 million in the first half of 2008, compared with $532.5 million for the same period in 2007, partially offset by cash paid to suppliers and employees of $813.8 million in the first half of 2008, compared with $434.2 million in the same period in 2007. This increase in operating activity in the first half of 2008 was partially offset by an increase of $16.4 million in net interest paid and $6.1 million in taxes paid compared with the same period in 2007. In the first half of 2007, $5.0 million in excess tax benefits from stock-based compensation associated with SFAS 123(R), Share-Based Payment, is reflected in financing activities. In 2008, no excess tax benefits from stock-based compensation were recognized due to net tax losses resulting from increased interest expense.

Investing activities: The acquisition of property, plant and equipment increased $10.7 million in the first half of 2008, compared with the same period in 2007, primarily due to Actaris’ activity subsequent to the acquisition. Cash paid for the acquisition of Actaris in 2007 was approximately $1.7 billion. In the first half of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the Actaris acquisition.

Financing activities: Net proceeds from the common stock issuance were $310.9 million in 2008 compared with $225.2 million in 2007. In 2008, the net proceeds were primarily used to repay a portion of our non-convertible debt, while the net proceeds in 2007 were used to partially fund the acquisition of Actaris. Cash generated from the exercise of stock-based awards was $6.6 million during the first six months of 2008, compared with $11.0 million for the same period in 2007. During the first half of 2008, we repaid $350.7 million on the credit facility, compared with $2.9 million for the same period in 2007. Proceeds from the credit facility were $1.2 billion in the first half of 2007, partially offset by debt placement fees of $23.1 million. Excess tax benefits from stock-based compensation were $5.0 million for the first six months in 2007, with no tax benefits received in 2008.

Effect of exchange rates on cash and cash equivalents: As a result of the Actaris acquisition in the second quarter of 2007, the effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) for the six months ended June 30, 2008 was an increase of $704,000 compared with $256,000 for the same period in 2007.

Off-balance sheet arrangements:
We had no off-balance sheet financing agreements or guarantees at June 30, 2008 and December 31, 2007 that we believe were reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Liquidity, Sources and Uses of Capital:
We have historically funded our operations and growth with cash flows from operations, borrowings and issuances of common stock.

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar, euro or pound sterling) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. If our consolidated leverage ratio decreases below 4.5 to 1.0, as specified in our Credit Agreement, the applicable margin on our interest rate payable will decrease from 2.0% to 1.75%. At June 30, 2008, our leverage ratio was below 4.5 to 1.0; accordingly, our margin will decrease upon completion of our second quarter compliance certification. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at June 30, 2008. At June 30, 2008, there were no borrowings outstanding under the revolver and $51.4 million was utilized by outstanding standby letters of credit resulting in $63.6 million being available for additional borrowings.

We repaid $304.0 million in borrowings during the three months ended June 30, 2008 and $350.7 million in borrowings during the six months ended June 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the completed sale of 3.4 million shares of our common stock. Our repayments consisted of the remaining $78.3 million balance on our £50 million pound sterling term loan, $218.0 million on our USD term loan, $50.0 million on our €335 million euro term loan and the repurchase of $4.4 million on our senior subordinated notes (subordinated notes).

Senior Subordinated Notes
Our senior subordinated notes consist of $120.6 million aggregate principal amount of 7.75% notes, issued in May 2004 and due in 2012. The subordinated notes were discounted to a price of 99.265 to yield 7.875%. The discount on the subordinated notes is accreted resulting in a balance of $120.1 million at June 30, 2008. Prepaid debt fees are amortized over the life of the subordinated notes. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at June 30, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008, at their principal amount plus a specified premium price of 103.875%, decreasing each year thereafter. From time to time, we may reacquire the subordinated notes on the open market, resulting in the early extinguishment of debt.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at June 30, 2008.

At June 30, 2008, as was the case on March 31, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending June 30, 2008. As a result, the notes are convertible at the option of the holder as of June 30, 2008 and through the third quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at June 30, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion (see New Accounting Pronouncements).

Other Sources and Uses of Capital
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $51.4 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.1 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million at June 30, 2008. Unsecured surety bonds in force were $12.3 million and $13.8 million at June 30, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $15.9 million and $21.6 million at June 30, 2008 and December 31, 2007, respectively. Accrued interest expense was $4.5 million and $5.0 million at June 30, 2008 and December 31, 2007, respectively.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay minimal U.S. federal and state taxes and approximately $25.3 million in local and foreign taxes in 2008.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. At December 31, 2007, we expected to contribute $500,000 to our defined benefit pension plans in 2008. For the three and six months ended June 30, 2008, we contributed $30,000 and $90,000, respectively, to the defined benefit pension plans.

Working capital, which includes current assets less current liabilities, was ($55.8) million at June 30, 2008, compared with $249.6 million at December 31, 2007. The $305.4 million decrease in working capital resulted primarily from the $345 million aggregate principal amount of convertible notes being reclassified from long-term to current debt at June 30, 2008 as the contingent conversion threshold was exceeded at June 30, 2008.

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

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely nor do we believe an adverse outcome will have a material adverse impact to our financial condition or results of operations.

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

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. For arrangements involving multiple elements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other elements in the arrangements, 4) upon receipt of customer acceptance or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Unearned revenue is recorded for products or services for which cash has been received from a customer but for which the criteria for revenue recognition has not been met as of the balance sheet date. Unearned revenue relates to payments received from customers in connection with product and service invoicing for which revenue recognition criteria has not been met. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues.

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

Inventories: Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, sub-assemblies and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor and other applied direct and indirect costs. We also review idle facility expense, freight, handling costs and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

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

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates in determining the value assigned to goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. At October 1, 2007, our Itron North America operating segment represents one reporting unit, while our Actaris operating segment has three reporting units. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. Intangible assets with a finite life are amortized over their estimated useful life based on estimated discounted cash flows and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Defined Benefit Pension Plans: We sponsor both funded and unfunded non-U.S. defined benefit pension plans. FASB Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. At June 30, 2008 we expect to contribute a total of $500,000 to our defined benefit pension plans during 2008, which is consistent with our estimate at December 31, 2007. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the three and six months ended June 30, 2008, we contributed approximately $30,000 and $90,000, respectively, to the defined benefit pension plans.

Income Taxes: We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits, state income taxes and adjustments to valuation allowances, among other items. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable. The realization of our deferred tax asset related to net operating loss carryforwards is supported by projections of future profitability. If recovery of the deferred tax asset is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different than expected, we will adjust the valuation allowances through income tax expense in future periods, creating variability in our calculated tax rates. We are also subject to audit in multiple taxing jurisdictions in which we operate. Tax liabilities are recorded based on estimates of additional taxes, which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities, which could be different from these estimates. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

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

Legal Contingencies: We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, and related pronouncements. In accordance with SFAS 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2008 were not material to our financial condition or results of operations.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) requires the recognition of assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that in-process research and development be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the date of adoption.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (see Financial Statements, Note 1). We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS 160 is currently not expected to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion. This FSP requires, among other things, the issuer to separately account for the liability and equity components of the convertible instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt the FSP on January 1, 2009. We expect the impact of the FSP to be material to our condensed consolidated financial statements and are currently evaluating the impact on specific accounts and disclosures.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal over the remaining lives of our debt at June 30, 2008. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of July 2, 2008, our estimated ratio of funded debt to EBITDA, which determines our rate margin, and a static foreign exchange rate at June 30, 2008.

	2008	2009	2010	2011	2012	Beyond 2012	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$345.0	$-	$-	$-	$-	$-	$345.0
Interest rate	2.50%	-	-	-	-	-

Senior subordinated notes (2)	$-	$-	$-	$-	$120.6	$-	$120.6
Interest rate	-	-	-	-	7.75%	-

Variable Rate Debt (3)
U.S. dollar term loan	$3.0	$6.1	$6.1	$6.1	$6.1	$351.4	$378.8
Average interest rate	4.69%	5.06%	5.28%	5.63%	5.84%	6.06%

Euro term loan	$2.6	$5.3	$5.3	$5.3	$5.3	$403.8	$427.6
Average interest rate	6.84%	7.14%	7.11%	7.04%	6.97%	6.87%

Interest rate swap on euro term loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%	6.59%	0.00%
Average interest rate (Receive)	7.04%	7.39%	7.36%	7.29%	7.22%	0.00%
Net/Spread	0.45%	0.80%	0.77%	0.70%	0.63%	0.00%

Interest rate swap on USD term loan (5)
Average interest rate (Pay)	3.01%	3.01%	0.00%	0.00%	0.00%	0.00%
Average interest rate (Receive)	2.90%	3.31%	0.00%	0.00%	0.00%	0.00%
Net/Spread	(0.11%)	0.30%	0.00%	0.00%	0.00%	0.00%

(1)
$345.0 million of 2.50% convertible notes due August 2026, with fixed interest payments of $4.3 million due every six months, in February and August. On June 30, 2008, the convertible notes exceeded the conversion threshold. As a result, the notes are convertible at the option of the holder as of June 30, 2008, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt (see Note 6).

(2)	The $120.6 million aggregate principal amount of 7.75% subordinated notes, due in 2012, was discounted to 99.265 per $100 of principal to yield 7.875% (see Note 6).
(3)	The Actaris acquisition was financed in part by a $1.2 billion senior secured credit facility of which $806,390 remains outstanding at June 30, 2008 due to prepayments (see Note 6).
(4)
Interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. As a result of the expected prepayments, the interest rate swap will terminate before the maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7).

(5)
Interest rate swap to convert $200 million of our $379 million U.S. dollar denominated term loan from a floating 1-month LIBOR interest rate, plus an additional margin, to a fixed 3.01% interest rate, plus the additional margin, for one year. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7).

Based on a sensitivity analysis as of June 30, 2008, we estimate that if market interest rates average one percentage point higher in 2008, than in the table above, our earnings before income taxes in 2008 would not be materially impacted due to our interest rate swaps in place at June 30, 2008.

As part of the acquisition of Actaris on April 18, 2007, we entered into a $1.2 billion credit facility, comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). As of June 30, 2008, the pound sterling denominated term loan had been repaid. Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR rate (U.S. dollar or euro) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively.

These variable rate financial instruments are sensitive to changes in interest rates. On June 30, 2008, we entered into a one-year interest rate swap to convert $200 million of our $379 million USD term loan from a floating 1-month LIBOR interest rate to a fixed 3.01% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a short-term liability, was $220,000 at June 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $188,000.

In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $428 million (€271 million) and the fair value, recorded as a long-term asset, was $4.8 million at June 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $2.7 million.

We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk
We conduct business in a number of international countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 68% and 67% of total revenues for the three and six months ended June 30, 2008, respectively.

In the second quarter of 2008, we began entering into certain foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. These contracts are not designated as accounting hedges and are de minimis in fair value and notional amounts.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. There was no change in the currency exchange rates between the euro and U.S. dollar for the three months ended June 30, 2008. Net losses of $32.4 million ($20.0 million after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the six months ended June 30, 2008. We had no hedge ineffectiveness.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks. Alternatively, we may choose not to hedge certain foreign currency risks associated with our foreign currency exposures if such exposures act as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the value of the dollar relative to the currencies in which our transactions are denominated. At June 30, 2008, the analysis indicated that a 10% increase in the value of the U.S. dollar against our operations denominated in foreign currencies would have decreased our results from operations by approximately $4.1 million, as the increase in value of the U.S. dollar reduced our results from operations denominated in foreign currencies. A 10% decrease in the value of the U.S. dollar against our operations denominated in foreign currencies would have increased our results from operations by approximately $5.0 million at June 30, 2008. The model assumes foreign currency exchange rates will shift in the same direction and relative amount. However, exchange rates rarely move in the same direction. This assumption may result in the overstatement or understatement of the effect of changing exchange rates on assets and liabilities denominated in a foreign currency. Consequently, the actual effects on operations in the future may differ materially from results of the analysis for the six months ended June 30, 2008.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2008 the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs, or approximately $14.1 million, in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

In March 2008, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Itron, Inc., CenterPoint Energy and Eaton Corp. alleging infringement of a patent owned by IP Co. LLC. The complaint alleges that one U.S. patent, concerning wireless mesh networking systems that optimize data sent across a general area, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. In any event, we do not believe an adverse outcome is likely nor do we believe an adverse outcome will have a material adverse impact to our financial condition or results of operations.

Item 1A:    Risk Factors

There were no material changes during the second quarter of 2008 from risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008.

Item 4:    Submission of Matters to a Vote of Security Holders

Itron held its annual meeting of shareholders on May 6, 2008. Three directors, Jon E. Eliassen, Charles H. Gaylord, Jr. and Gary E. Pruitt were elected for a term of three years. One director, Ted C. DeMerritt, did not stand for re-election and retired at the end of his term effective on the date of the annual meeting. Michael B. Bracy, Kirby A. Dyess, Graham M. Wilson, Thomas A. Glanville, Sharon L. Nelson and LeRoy D. Nosbaum continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	WITHHELD
Jon E. Eliassen	22,496,207	977,615
Charles H. Gaylord, Jr.	23,244,639	229,183
Gary E. Pruitt	23,190,944	282,878

Matter 2: Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES
23,416,223	38,553	19,046	-

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2008 that was not reported.

(b) Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Award

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 4, 2008	By:	/S/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer