Form 10-Q
period 2008-09-30
ITRON INC /WA/
filed 2008-11-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filier ☒	Accelerated filer ☐
Non-accelerated filer ☐( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of October 31, 2008, there were outstanding 34,474,211shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues	$484,818	$434,034	$1,477,225	$983,504
Cost of revenues	321,858	289,224	975,496	652,655
Gross profit	162,960	144,810	501,729	330,849

Operating expenses
Sales and marketing	41,363	35,677	127,534	84,990
Product development	31,781	26,495	92,283	67,837
General and administrative	34,088	27,503	100,000	69,134
Amortization of intangible assets	30,395	25,864	93,114	58,127
In-process research and development	-	269	-	35,820
Total operating expenses	137,627	115,808	412,931	315,908

Operating income	25,333	29,002	88,798	14,941
Other income (expense)
Interest income	1,962	585	4,846	8,890
Interest expense	(17,644)	(34,852)	(65,367)	(63,276)
Other income (expense), net	(281)	(873)	(1,938)	6,068
Total other income (expense)	(15,963)	(35,140)	(62,459)	(48,318)

Income (loss) before income taxes	9,370	(6,138)	26,339	(33,377)
Income tax (provision) benefit	(1,695)	2,692	(2,586)	13,231

Net income (loss)	$7,675	$(3,446)	$23,753	$(20,146)

Earnings (loss) per share
Basic	$0.22	$(0.11)	$0.73	$(0.69)
Diluted	$0.21	$(0.11)	$0.68	$(0.69)

Weighted average number of shares outstanding
Basic	34,385	30,415	32,632	29,239
Diluted	36,872	30,415	34,991	29,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$147,391	$91,988
Accounts receivable, net	339,308	339,018
Inventories	188,224	169,238
Deferred income taxes, net	8,171	10,733
Other	60,627	42,459
Total current assets	743,721	653,436

Property, plant and equipment, net	317,598	323,003
Prepaid debt fees	14,142	21,616
Deferred income taxes, net	118,160	75,243
Other	16,474	15,235
Intangible assets, net	525,400	695,900
Goodwill	1,316,904	1,266,133
Total assets	$3,052,399	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$217,754	$198,997
Accrued expenses	59,737	57,275
Wages and benefits payable	86,177	70,486
Taxes payable	24,071	17,493
Current portion of long-term debt	355,944	11,980
Current portion of warranty	25,911	21,277
Deferred income taxes, net	2,942	5,437
Unearned revenue	25,771	20,912
Total current liabilities	798,307	403,857

Long-term debt	848,917	1,578,561
Warranty	14,689	11,564
Pension plan benefits	61,869	60,623
Deferred income taxes, net	170,141	173,500
Other obligations	51,489	63,659
Total liabilities	1,945,412	2,291,764

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	945,886	609,902
Accumulated other comprehensive income, net	115,116	126,668
Retained earnings	45,985	22,232
Total shareholders' equity	1,106,987	758,802
Total liabilities and shareholders' equity	$3,052,399	$3,050,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Operating activities
Net income (loss)	$23,753	$(20,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,295	85,329
In-process research and development	-	35,820
Employee stock plans income tax benefit	-	2,020
Stock-based compensation	12,560	8,998
Amortization of prepaid debt fees	7,665	12,034
Deferred income taxes, net	(27,473)	(47,418)
Other, net	236	(944)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,834	(15,231)
Inventories	(19,100)	2,801
Trade payables, accrued expenses and taxes payable	15,373	24,199
Wages and benefits payable	15,549	(6,510)
Unearned revenue	5,339	(8,390)
Warranty	103	764
Effect of foreign exchange rate changes	(2,214)	11,307
Other, net	(10,696)	5,021
Net cash provided by operating activities	156,224	89,654

Investing activities
Proceeds from the maturities of investments, held to maturity	-	35,000
Acquisitions of property, plant and equipment	(41,422)	(30,173)
Business acquisitions, net of cash and cash equivalents acquired	(95)	(1,716,138)
Other, net	1,380	53
Net cash used in investing activities	(40,137)	(1,711,258)

Financing activities
Proceeds from borrowings	-	1,159,027
Payments on debt	(384,426)	(37,278)
Issuance of common stock	323,424	243,146
Prepaid debt fees	(207)	(22,009)
Other, net	(44)	-
Net cash (used in) provided by financing activities	(61,253)	1,342,886

Effect of foreign exchange rate changes on cash and cash equivalents	569	2,448
Increase (decrease) in cash and cash equivalents	55,403	(276,270)
Cash and cash equivalents at beginning of period	91,988	361,405
Cash and cash equivalents at end of period	$147,391	$85,135

Non-cash transactions:
Fixed assets purchased but not yet paid	$5,282	$2,277

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,699	$12,642
Interest, net of amounts capitalized	58,195	50,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2007 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At September 30, 2008, we had no material investments in variable interest entities.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. The operating results of this acquisition are included in our condensed consolidated financial statements commencing on the date of the acquisition. At March 31, 2008, we completed allocations of the purchase price to the assets acquired and liabilities assumed.

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Derivative Instruments
We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. We use observable market inputs based on the type of derivative and the nature of the underlying instrument. We also measure our counterparty credit risk based on current published credit default swap rates when determining the fair value of our derivatives. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Condensed Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We monitor our positions and include the credit risk of our counterparties when valuing our derivatives.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset (or asset group as defined by SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets) may not be recoverable. If there was an indication of impairment, management would prepare an estimate of future undiscounted cash flows expected to result from the use of the asset over its remaining economic life and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. There were no significant impairments of long-lived assets in the three and nine months ended September 30, 2008 and 2007. Assets held for sale are classified within other current assets in the Condensed Consolidated Balance Sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$42,184	$36,190	$32,841	$18,148
Actaris acquisition opening balance/adjustments (1)	713	(57)	7,655	17,833
New product warranties	1,856	1,974	5,789	3,703
Other changes/adjustments to warranties	1,318	1,433	5,405	4,687
Claims activity	(3,908)	(3,786)	(11,424)	(8,663)
Effect of change in exchange rates	(1,563)	371	334	417
Ending balance	40,600	36,125	40,600	36,125
Less: current portion of warranty	(25,911)	(17,687)	(25,911)	(17,687)
Long-term warranty	$14,689	$18,438	$14,689	$18,438

(1) The acquisition adjustment for the three months ended September 30, 2008 reflects a reclassification from other liabilities.

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.2 million and $3.4 million for the three months ended September 30, 2008 and 2007, and approximately $11.2 million and $8.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $4.8 million and $3.7 million for the three months ended September 30, 2008 and 2007, and $14.3 million and $11.6 million for the nine months ended September 30, 2008 and 2007, respectively. The IBNR accrual, which is included in wages and benefits payable, was $2.8 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively. Our IBNR accrual and expenses can fluctuate due to the number of plan participants, claims activity and deductible limits. Our U.S. employees from the Actaris acquisition were transferred from a fully insured plan and added to our self-insured group health insurance at the beginning of 2008, resulting in higher 2008 self-insurance expenses compared with 2007. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

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

Bonus and Profit Sharing
We have employee bonus and profit sharing plans which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters.

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

Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for a portion of the deferred tax asset when we believe it is more likely than not that a portion of the deferred tax asset will not be utilized. Deferred tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. For software we develop to be marketed or sold, SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (as amended), requires the capitalization of development costs after technological feasibility is established. Due to the relatively short period of time between technological feasibility and the completion of product and software development, and the immaterial nature of these costs, we generally do not capitalize product and software development expenses.

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

Fair Value Measurements
SFAS 157, Fair Value Measurements, became effective on January 1, 2008 and establishes a framework for measuring fair value, expands disclosures about fair value measurements of our financial assets and liabilities and specifies a hierarchy of valuation techniques based on whether the inputs used are observable or unobservable. The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks and default rates). The disclosure requirements include the fair value measurement at the reporting date and the level within the fair value hierarchy in which the fair value measurements fall. For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is required.

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

New Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) requires the recognition of assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that IPR&D be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the date of adoption.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion. This FSP requires, among other things, the issuer to separately account for the liability and equity components of the convertible instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt the FSP on January 1, 2009. We expect the impact of the FSP to be material to our condensed consolidated financial statements and are currently evaluating and quantifying the impact on specific accounts and disclosures.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$7,675	$(3,446)	$23,753	$(20,146)

Weighted average number of shares outstanding - Basic	34,385	30,415	32,632	29,239
Dilutive effect of stock-based awards and convertible notes	2,487	-	2,359	-
Weighted average number of shares outstanding - Diluted	36,872	30,415	34,991	29,239
Basic earnings (loss) per common share	$0.22	$(0.11)	$0.73	$(0.69)
Diluted earnings (loss) per common share	$0.21	$(0.11)	$0.68	$(0.69)

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits, if any. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock-based awards. At September 30, 2008 and 2007, we had stock-based awards outstanding of approximately 1.4 million and 1.6 million at weighted average option exercise prices of $51.26 and $36.56, respectively. The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was 268,000 and 759,000 for the three months ended September 30, 2008 and 2007 and 178,000 and 785,000 for the nine months ended September 30, 2008 and 2007, respectively. These stock-based awards could be dilutive in future periods.

For our $345 million convertible notes, the dilutive effect is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. Under the net share settlement method, if the average closing stock price for a quarter exceeds the conversion price of $65.15, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing price of our common stock for the three months ended September 30, 2008 exceeded the conversion price of $65.16 and therefore, approximately 1.7 million shares have been included in the calculation of diluted EPS. The number of shares calculated each quarter is included in the year-to-date calculation on a weighted-average basis. For the nine months ended September 30, 2008, approximately 1.6 million shares have been included in the diluted EPS calculation. For the three and nine months ended September 30, 2007, if we had net income and included the dilutive shares in the calculation of diluted EPS for those periods, approximately 1.2 million and 521,000 shares, respectively, would have been included.

On May 6, 2008, we sold 3.4 million shares of common stock, no par value, at a public offering price of $91.52 per share, resulting in net proceeds of $310.9 million. The proceeds were primarily used to repay a portion of our non-convertible debt (see Note 6, Debt).

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at September 30, 2008 and 2007.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At September 30,	At December 31,
	2008	2007
	(in thousands)
Trade receivables (net of allowance of $6,304 and $6,391)	$320,746	$324,425
Unbilled revenue	18,562	14,593
Total accounts receivable, net	$339,308	$339,018

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$6,408	$5,679	$6,391	$589
Actaris acquisition opening balance/adjustments	-	741	(471)	5,632
Provision for doubtful accounts	314	623	1,057	1,013
Accounts charged off	(105)	(231)	(661)	(390)
Effect of change in exchange rates	(313)	219	(12)	187
Ending balance, September 30	$6,304	$7,031	$6,304	$7,031

Inventories
A summary of the inventory balances is as follows:

	At September 30,	At December 31,
	2008	2007
	(in thousands)
Materials	$95,078	$81,636
Work in process	16,071	16,859
Finished goods	77,075	70,743
Total inventories	$188,224	$169,238

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Property, plant and equipment, net	At September 30,	At December 31,
	2008	2007
	(in thousands)
Machinery and equipment	$223,336	$192,562
Computers and purchased software	70,630	66,412
Buildings, furniture and improvements	129,330	140,386
Land	38,503	41,750
Total cost	461,799	441,110
Accumulated depreciation	(144,201)	(118,107)
Property, plant and equipment, net	$317,598	$323,003

Depreciation expense was $13.5 million and $12.3 million for the three months ended September 30, 2008 and 2007, and $40.2 million and $27.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At September 30, 2008			At December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$401,827	$(174,893)	$226,934	$403,665	$(126,488)	$277,177
Customer contracts and relationships	310,101	(50,302)	259,799	312,709	(25,151)	287,558
Trademarks and trade names	78,267	(41,833)	36,434	154,760	(26,877)	127,883
Other	24,801	(22,568)	2,233	24,845	(21,563)	3,282
Total intangible assets	$814,996	$(289,596)	$525,400	$895,979	$(200,079)	$695,900

A summary of the intangible asset account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Beginning balance, intangible assets, gross	$864,049	$775,073	$895,979	$231,868
Intangible assets acquired	-	76,135	-	623,242
Adjustment of previous acquisitions	-	-	(70,048)	(1,220)
Effect of change in exchange rates	(49,053)	31,526	(10,935)	28,844
Ending balance, intangible assets, gross	$814,996	$882,734	$814,996	$882,734

The intangible assets acquired in 2007 relate to the Actaris acquisition. During the first quarter of 2008, intangible assets were adjusted by $70.0 million for trademarks and trade names based on our completion of our fair value assessment associated with the Actaris acquisition. Intangible assets decreased by $1.2 million in the first nine months of 2007 due to an adjustment to intangible assets for the Flow Metrix acquisition based on the final determination of fair values of intangible assets acquired.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates for those intangible assets owned by our international subsidiaries. Intangible asset amortization expense was $30.4 million and $25.9 million for the three months ended September 30, 2008 and 2007, and $93.1 million and $58.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2008 (from October 1, 2008)	$29,613
2009	102,406
2010	74,210
2011	63,522
2012	49,185
Beyond 2012	206,464
Total intangible assets, net	$525,400

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment during the nine months ended September 30, 2008 and 2007, respectively.

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance at January 1, 2007	$125,855	$411	$126,266
Goodwill acquired	-	1,043,821	1,043,821
Adjustment to previous acquisitions	980	-	980
Effect of change in exchange rates	1,853	45,458	47,311
Goodwill balance at September 30, 2007	$128,688	$1,089,690	$1,218,378

Goodwill balance at January 1, 2008	$128,329	$1,137,804	$1,266,133
Adjustment of previous acquisitions	-	55,370	55,370
Effect of change in exchange rates	(663)	(3,936)	(4,599)
Goodwill balance at September 30, 2008	$127,666	$1,189,238	$1,316,904

The increase during 2007 was due to the goodwill acquired in the Actaris acquisition on April 18, 2007. Goodwill was adjusted in 2008 and 2007 based on our final determination of certain fair values of assets acquired and the payment of additional consideration for our 2007 and 2006 acquisitions. Goodwill is recorded in the functional currency of our international subsidiaries; therefore, goodwill balances may increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates.

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

Note 6:    Debt

The components of our borrowings are as follows:

	At September 30, 2008	At December 31, 2007
	(in thousands)
Credit facility
USD denominated term loan	$377,256	$596,793
EUR denominated term loan	372,443	445,228
GBP denominated term loan	-	79,091
Convertible senior subordinated notes	345,000	345,000
Senior subordinated notes	110,162	124,429
	1,204,861	1,590,541
Current portion of debt	(355,944)	(11,980)
Total long-term debt	$848,917	$1,578,561

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. Interest rates on the credit facility are based on the respective borrowing’s denominated London Inter Bank Offering Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. In accordance with our Credit Agreement, when our consolidated leverage ratio decreases below 4.5 times, the applicable margin decreases from 2.0% to 1.75%. On August 5, 2008, upon completion of our quarterly compliance certificate, our applicable margin decreased to 1.75%. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at September 30, 2008. At September 30, 2008, there were no borrowings outstanding under the revolver and $49.1 million was utilized by outstanding standby letters of credit resulting in $65.9 million being available for additional borrowings.

We repaid $34.7 million in borrowings during the three months ended September 30, 2008 and $384.4 million in borrowings during the nine months ended September 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the completed sale of 3.4 million shares of our common stock.

Senior Subordinated Notes
In May, 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2008. From time to time, we may reacquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.  During 2008, we reacquired $14.4 million in principal amount of the subordinated notes.  The balance of the subordinated notes, including accreted discount, was $110.2 million at September 30, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008 at a face value redemption price of 103.875% of the principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

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

The convertible notes contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest.

The convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, under the following circumstances, as defined in the indenture (filed with the SEC on November 6, 2006 as Exhibit 4.16 our Quarterly Report on Form 10-Q):

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the principal amount will be less than the $1,000 principle amount and will be settled in cash.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2008.

At September 30, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock on the NASDAQ Global Select Market exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2008. As a result, the notes are convertible at the option of the holder through the fourth quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at September 30, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion (see Note 1, Summary of Significant Accounting Policies).

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were approximately $14.1 million and $21.6 million at September 30, 2008 and December 31, 2007, respectively. Accrued interest expense was $4.5 million and $5.0 million at September 30, 2008 and December 31, 2007, respectively.

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

On June 30, 2008, we entered into a one-year interest rate swap to convert $200 million of our USD term loan, which had a remaining balance of $377 million at September 30, 2008, under our Credit Agreement dated April 18, 2007,  from a floating 1-month LIBOR interest rate to a fixed 3.01% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a short-term asset, was $349,000 at September 30, 2008. The amount of net gains expected to be reclassified into earnings through the remaining contract of nine months is approximately $1.9 million based on the Wells Fargo swap yield curve as of October 1, 2008.

In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter in accordance with scheduled prepayments. The notional amount of the swap was $372 million (€255 million) and the fair value, recorded as a long-term liability, was $113,000 at September 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $2.5 million based on the Wells Fargo swap yield curve as of October 1, 2008.

In the second quarter of 2008, we began entering into certain foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. These contracts are not designated as accounting hedges and are de minimis in fair value and notional amounts.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net gains of $32 million ($20 million after-tax) were reported as a net unrealized gain on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments for the three months ended September 30, 2008. Net losses of $366,000 ($8,000 after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the nine months ended September 30, 2008. We had no hedge ineffectiveness.

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

The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at September 30, 2008 included interest rate yield curves, foreign exchange rates, the spot price of the underlying instrument and related volatility, all of which are considered to be available in an active market. The key inputs used at September 30, 2008 were considered Level 2 inputs. We have utilized the mid-market pricing convention for these inputs, which represents the mid-point of the observable rates in an active market at the reporting date. The fair values also included a measure of our counterparty credit risk based on current published credit default swap rates. We have one counterparty for our outstanding derivatives for which we have a master netting agreement. We believe the netting agreement reduces our counterparty credit exposure. At September 30, 2008, the net fair value of our derivatives was an asset of $222,000. We anticipate that our counterparty will be able to fully satisfy their obligations under our outstanding derivative contracts.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) are as follows:

At September 30, 2008
(in thousands)

Other current assets: $200 million USD term loan interest rate swap	$349
Accrued expenses: Foreign exchange forward contracts	(14)
Long-term other obligations: $372 million EUR term loan interest rate swap	(113)
Net fair value of derivative instruments valued using Level 2 inputs	$222

Note 8:    Pension Plan Benefits

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. For 2008, we expect to contribute a total of $500,000 to our defined benefit pension plans. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the three and nine months ended September 30, 2008, we contributed approximately $33,000 and $126,000, respectively, to the defined benefit pension plans.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended	April 18, 2007 Through
	2008	2007	September 30, 2008	September 30, 2007
	(in thousands)
Service cost	$438	$520	$1,616	$928
Interest cost	955	812	2,825	1,456
Expected return on plan assets	(78)	(60)	(230)	(107)
Settlements and curtailments	-	(134)	-	(227)
Amortization of actuarial net gain	(44)	-	(119)	-
Amortization of unrecognized prior service costs	13	-	44	-
Net periodic benefit cost	$1,284	$1,138	$4,136	$2,050

Note 9:    Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the requisite service period. For the three months ended September 30, 2008 and 2007, stock-based compensation expense was $4.5 million and $3.1 million and the related tax benefit was $1.1 million and $809,000, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $12.5 million and $9.0 million and the related tax benefit was $2.9 million and $2.2 million, respectively. We have capitalized no stock-based compensation expense. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied. Cash received from the exercise of stock options and similar awards was $5.8 million and $7.9 million for the three months ended September 30, 2008 and 2007, and $12.4 million and $18.9 million for the nine months ended September 30, 2008 and 2007, respectively.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options (1)
	Nine Months Ended September 30,
	2008	2007
Dividend yield	-	-
Expected volatility	44.8%	38.4%
Risk-free interest rate	3.0%	4.6%
Expected life (years)	4.49	4.94

	ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected volatility	36.8%	26.2%	52.6%	24.9%
Risk-free interest rate	1.9%	5.0%	2.2%	5.0%
Expected life (years)	0.25	0.25	0.25	0.25
(1)There were no Employee Stock Options granted for the three months ended September 30, 2008 and 2007.

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

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan, of which 534,201 shares remain available for issuance at September 30, 2008. In addition, of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and unrestricted stock awards. Shares remaining for issuance as awards were 614,858 at September 30, 2008.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended September 30, 2008 and 2007. The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2008 and 2007 were $39.07 and $27.21 per share, respectively. Compensation expense related to stock options recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $2.2 million and $2.4 million and $6.8 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

A summary of our stock option activity for the nine months ended September 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	200	66.94
Exercised	(737)	23.76
Forfeited	(50)	44.01
Expired	(7)	42.62
Outstanding, September 30, 2007	1,631	$36.56	7.29	$92,142

Exercisable and expected to vest, September 30, 2007	1,472	$35.18	7.14	$85,208

Exercisable, September 30, 2007	839	$24.18	5.98	$57,825

Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	247	95.79
Exercised	(399)	26.37
Forfeited	(19)	46.71
Outstanding, September 30, 2008	1,390	$51.26	7.25	$53,578

Exercisable and expected to vest, September 30, 2008	1,324	$49.90	7.16	$52,683

Exercisable, September 30, 2008	804	$34.88	6.12	$43,182

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on our closing stock price as of the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $11.9 million, which is expected to be recognized over a weighted average period of approximately 21 months. During the three months ended September 30, 2008 and 2007, the total intrinsic value of stock options exercised was $12.9 million and $17.7 million, respectively. During the nine months ended September 30, 2008 and 2007, total intrinsic value of stock options exercised was $28.2 million and $37.1 million, respectively.

Restricted Stock Units
Certain employees and senior management receive Restricted Stock Units or Restricted Stock Awards (collectively “Restricted Awards”) as a portion of their total compensation. The Restricted Awards issued under the Long-Term Performance Plan (LTPP) are contingent on the attainment of yearly goals. Generally, the Restricted Awards have a cliff vesting period in which employees become 100% vested three years from the anniversary of the grant date.  Upon vesting, the Restricted Awards are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees. Compensation expense is generally recognized over the vesting period from the date of grant and is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. The fair value is the market close price of our common stock on the date of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the Restricted Awards.

The maximum LTPP awards attainable for the 2008 performance period is 53,119 shares at a grant date fair value of $77.74 per share. The LTPP awards issued for the 2007 plan consisted of 21,392 shares at a grant date fair value of $62.52 per share.

During the three and nine months ended September 30, 2008, we granted 10,250 and 192,250 Restricted Awards, respectively. During the three and nine months ended September 30, 2007, we granted 1,500 and 62,167 Restricted Awards, respectively. Total compensation expense recognized for the Restricted Awards was $2.0 million and $490,000 for the three months ended September 30, 2008 and 2007, and $5.1 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, unrecognized compensation expense, net of estimated forfeitures, was $16.2 million, which is expected to be recognized over a weighted average period of approximately 23 months. The aggregate intrinsic value of our Restricted Awards outstanding was $27.6 million and $10.0 million at September 30, 2008 and 2007, respectively.

The following table summarizes Restricted Award activity for the nine months ended September 30, 2008 and 2007:

	Number of Restricted Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2007	47	$59.16
Issued	62
Vested	(1)
Forfeited	(1)
Nonvested, September 30, 2007	107	$62.74

Nonvested, January 1, 2008	111	$66.92
Issued	213
Vested	-
Forfeited	(12)
Nonvested, September 30, 2008	312	$80.71

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of the Board of Directors’ compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended September 30, 2008 and 2007, we issued a total of 1,184 and 1,728 shares of these awards with a weighted average grant date fair value of $100.74 and $78.00 per share, respectively.  During the nine months ended September 30, 2008 and 2007, we issued a total of 2,744 and 4,938 shares of these awards with a weighted average grant date fair value of $97.94 and $61.61 per share, respectively. The expense related to these awards was $119,000 and $134,000 for the three months ended September 30, 2008 and 2007, and $269,000 and $304,000 for the nine months ended September 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan
Eligible employees who have completed three months of service, work more than 20 hours each week and are employed more than five months in any calendar year are eligible to participate in our ESPP. Employees who own 5% or more of our common stock are not eligible to participate in the ESPP. Under the terms of the ESPP, eligible employees can choose payroll deductions each year of up to 10% of their regular cash compensation. Such deductions are applied toward the discounted purchase price of our common stock. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 8,672 and 9,600 shares to employees in the three months ended September 30, 2008 and 2007, and 24,647 and 32,920 shares to employees in the nine months ended September 30, 2008 and 2007, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the three months ended September 30, 2008 and 2007 was $16.20 and $12.24 per share and $15.94 and $9.78 per share for the nine months ended September 30, 2008 and 2007, respectively. The expense related to ESPP recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $138,000 and $85,000, respectively. The expense related to ESPP recognized under SFAS 123(R) for the nine months ended September 30, 2008 and 2007 was $406,000 and $277,000, respectively. We had no unrecognized compensation cost at September 30, 2008 associated with the awards issued under the ESPP. There were approximately 317,000 shares of common stock available for future issuance under the ESPP at September 30, 2008.

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

Our tax provision (benefit) as a percentage of income (loss) before tax was 18% and 10% for the three and nine months ended September 30, 2008, compared with 44% and 40% for the same periods in 2007. Our tax provisions for the three and nine months ended September 30, 2008 are lower than those in 2007 as 2008 reflects a benefit associated with lower effective tax rates on international earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced international tax liability reflects the benefit of international interest expense deductions.

Unrecognized tax benefits in accordance with FIN 48 were $35.4 million and $34.8 million at September 30, 2008 and December 31, 2007, respectively. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three and nine months ended September 30, 2008, we recognized a benefit of $305,000 and expense of $725,000, respectively, in interest and penalties. At September 30, 2007, we had accrued approximately $7.9 million in interest and penalties, which was primarily the result of the acquisition of Actaris on April 18, 2007. At September 30, 2008 and December 31, 2007, accrued interest was $3.1 million and $2.7 million and accrued penalties were $1.4 million and $2.2 million, respectively. Unrecognized tax benefits that would affect our tax provision at September 30, 2008 and December 31, 2007 were $9.7 million and $8.4 million, respectively. At September 30, 2008, we expect to pay $4.8 million in income tax obligations related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2008 and 2009. In the fourth quarter of 2008, we expect to record approximately $2.5 million in federal and state research credits, which will reduce our tax provision.

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
Under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability for certain types of guarantees and indemnifications for agreements entered into or amended subsequent to December 31, 2002. We had no such guarantees or indemnifications as of September 30, 2008 and December 31, 2007.

We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $49.1 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $26.5 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $5.9 million at September 30, 2008. Unsecured surety bonds in force were $12.7 million and $13.8 million at September 30, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at September 30, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($13.8 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

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

Note 12:    Other Comprehensive Income

Other comprehensive income (loss) is reflected as an increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$7,675	$(3,446)	$23,753	$(20,146)
Foreign currency translation adjustment	(179,516)	94,543	(14,272)	88,791
Net unrealized gain (loss) on derivative instruments	28,764	(25,074)	7,260	(25,074)
Net hedging gains reclassified into net income	111	138	448	138
Pension plan benefits liability adjustment	-	-	(99)	-
Other comprehensive (loss) income before income taxes	(142,966)	66,161	17,090	43,709
Income tax benefit (provision)	14,127	9,204	(4,889)	8,646
Other comprehensive income (loss), net	$(128,839)	$75,365	$12,201	$52,355

Accumulated other comprehensive income, net of income taxes, was approximately $115.1 million and $126.7 million at September 30, 2008 and December 31, 2007, respectively, and consisted of the adjustments for foreign currency translation, the unrealized loss on our derivative instruments, the hedging gain and the pension liability adjustment as indicated above.

Note 13:    Segment Information

The Actaris operating segment consists primarily of the operations from the Actaris acquisition, which occurred on April 18, 2007, as well as other Itron operations not located in North America that are now included in the Actaris segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, has been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement.

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

Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Itron North America	$160,096	$142,706	$474,956	$426,374
Actaris	324,722	291,328	1,002,269	557,130
Total Company	$484,818	$434,034	$1,477,225	$983,504

Gross margin
Itron North America	$63,011	$58,746	$187,511	$179,668
Actaris	99,949	86,064	314,218	151,181
Total Company	$162,960	$144,810	$501,729	$330,849

Operating income (loss)
Itron North America	$19,774	$17,244	$57,687	$50,718
Actaris	16,567	20,209	61,682	(12,019)
Corporate unallocated	(11,008)	(8,451)	(30,571)	(23,758)
Total Company	25,333	29,002	88,798	14,941
Total other income (expense)	(15,963)	(35,140)	(62,459)	(48,318)
Income (loss) before income taxes	$9,370	$(6,138)	$26,339	$(33,377)

No single customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2008. One customer accounted for 12% of Itron North America revenues for the nine months ended September 30, 2008. No single customer represented more than 10% of Itron North America revenues for the three months ended September 30, 2008. No single customer accounted for more than 10% of the Actaris operating segment revenues for the three and nine months ended September 30, 2008.

No single customer represented more than 10% of total Company revenues or of operating segment revenues for the three and nine months ended September 30, 2007.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues by region
Europe	$232,979	$214,684	$722,415	$403,134
United States and Canada	161,262	148,856	488,298	433,751
Other	90,577	70,494	266,512	146,619
Total revenues	$484,818	$434,034	$1,477,225	$983,504

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$155,224	$18,639	$319,800	$(8,845)	$484,818
Cost of revenues	94,151	15,366	221,186	(8,845)	321,858
Gross profit	61,073	3,273	98,614	-	162,960

Operating expenses
Sales and marketing	13,541	2,464	25,358	-	41,363
Product development	18,724	920	12,137	-	31,781
General and administrative	14,618	754	18,716	-	34,088
Amortization of intangible assets	5,661	-	24,734	-	30,395
Total operating expenses	52,544	4,138	80,945	-	137,627

Operating income (loss)	8,529	(865)	17,669	-	25,333
Other income (expense)
Interest income	31,529	(17)	1,720	(31,270)	1,962
Interest expense	(17,516)	(31)	(31,367)	31,270	(17,644)
Other income (expense), net	693	91	(1,065)	-	(281)
Total other income (expense)	14,706	43	(30,712)	-	(15,963)

Income (loss) before income taxes	23,235	(822)	(13,043)	-	9,370
Income tax (provision) benefit	(4,349)	1,356	1,298	-	(1,695)
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(11,211)	(19)	-	11,230	-
Net income (loss)	$7,675	$515	$(11,745)	$11,230	$7,675

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$141,031	$15,081	$286,960	$(9,038)	$434,034
Cost of revenues	84,674	12,045	201,492	(8,987)	289,224
Gross profit	56,357	3,036	85,468	(51)	144,810

Operating expenses
Sales and marketing	11,715	1,738	22,224	-	35,677
Product development	16,844	591	9,111	(51)	26,495
General and administrative	12,798	998	13,707	-	27,503
Amortization of intangible assets	6,636	-	19,228	-	25,864
In-process research and development	-	-	269	-	269
Total operating expenses	47,993	3,327	64,539	(51)	115,808

Operating income (loss)	8,364	(291)	20,929	-	29,002
Other income (expense)
Interest income	30,462	(34)	2,156	(31,999)	585
Interest expense	(32,648)	(3,276)	(30,927)	31,999	(34,852)
Other income (expense), net	1,640	(488)	(2,025)	-	(873)
Total other income (expense)	(546)	(3,798)	(30,796)	-	(35,140)

Income (loss) before income taxes	7,818	(4,089)	(9,867)	-	(6,138)
Income tax benefit (provision)	3,995	783	(2,086)	-	2,692
Equity in (losses) earnings of guarantor and
non-guarantor subsidiaries, net	(15,259)	745	-	14,514	-
Net loss	$(3,446)	$(2,561)	$(11,953)	$14,514	$(3,446)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$459,504	$60,240	$985,562	$(28,081)	$1,477,225
Cost of revenues	279,154	46,499	677,864	(28,021)	975,496
Gross profit	180,350	13,741	307,698	(60)	501,729

Operating expenses
Sales and marketing	40,770	6,766	79,998	-	127,534
Product development	56,135	2,519	33,689	(60)	92,283
General and administrative	41,272	1,982	56,746	-	100,000
Amortization of intangible assets	16,987	-	76,127	-	93,114
Total operating expenses	155,164	11,267	246,560	(60)	412,931

Operating income	25,186	2,474	61,138	-	88,798
Otr income (expense)
Interest income	94,417	14	3,896	(93,481)	4,846
Interest expense	(64,836)	(120)	(93,892)	93,481	(65,367)
Other income (expense), net	2,190	(733)	(3,395)	-	(1,938)
Total other income (expense)	31,771	(839)	(93,391)	-	(62,459)

Income (loss) before income taxes	56,957	1,635	(32,253)	-	26,339
Income tax (provision) benefit	(2,001)	1,600	(2,185)	-	(2,586)
Equity in (losses) earnings of guarantor and
non-guarantor subsidiaries, net	(31,203)	534	-	30,669	-
Net income (loss)	$23,753	$3,769	$(34,438)	$30,669	$23,753

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$422,370	$29,616	$561,929	$(30,411)	$983,504
Cost of revenues	249,668	23,301	409,939	(30,253)	652,655
Gross profit	172,702	6,315	151,990	(158)	330,849

Operating expenses
Sales and marketing	37,427	3,187	44,376	-	84,990
Product development	49,997	1,031	16,957	(148)	67,837
General and administrative	39,733	1,806	27,595	-	69,134
Amortization of intangible assets	19,900	-	38,227	-	58,127
In-process research and development	-	-	35,820	-	35,820
Total operating expenses	147,057	6,024	162,975	(148)	315,908

Operating income (loss)	25,645	291	(10,985)	(10)	14,941
Other income (expense)
Interest income	62,095	10	3,191	(56,406)	8,890
Interest expense	(59,361)	(5,522)	(54,809)	56,416	(63,276)
Other income (expense), net	9,468	(408)	(2,992)	-	6,068
Total other income (expense)	12,202	(5,920)	(54,610)	10	(48,318)

Income (loss) before income taxes	37,847	(5,629)	(65,595)	-	(33,377)
Income tax benefit	5,045	652	7,534	-	13,231
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(63,038)	(1,829)	-	64,867	-
Net loss	$(20,146)	$(6,806)	$(58,061)	$64,867	$(20,146)

Condensed Consolidating Balance Sheet
September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$63,995	$5,752	$77,644	$-	$147,391
Accounts receivable, net	86,540	9,301	243,467	-	339,308
Intercompany accounts receivable	12,558	573	5,210	(18,341)	-
Inventories	50,573	7,527	131,118	(994)	188,224
Deferred income taxes, net	(3,512)	4,580	7,103	-	8,171
Other	18,629	174	41,824	-	60,627
Intercompany other	3,874	15	6,313	(10,202)	-
Total current assets	232,657	27,922	512,679	(29,537)	743,721

Property, plant and equipment, net	94,556	12,372	210,670	-	317,598
Prepaid debt fees	14,142	-	-	-	14,142
Deferred income taxes, net	85,435	-	32,725	-	118,160
Other	2,516	113	13,845	-	16,474
Intangible assets, net	60,032	-	465,368	-	525,400
Goodwill	113,846	9,926	1,193,132	-	1,316,904
Investment in subsidiaries	98,532	72,031	(65,716)	(104,847)	-
Intercompany notes receivable	1,752,659	-	2,612	(1,755,271)	-
Total assets	$2,454,375	$122,364	$2,365,315	$(1,889,655)	$3,052,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$43,768	$5,975	$168,011	$-	$217,754
Accrued expenses	7,406	189	52,142	-	59,737
Intercompany accounts payable	2,873	4,424	11,044	(18,341)	-
Wages and benefits payable	30,256	2,255	53,666	-	86,177
Taxes payable	1,448	528	22,095	-	24,071
Current portion of long-term debt	355,944	-	-	-	355,944
Current portion of warranty	9,208	149	16,554	-	25,911
Deferred income taxes, net	1	-	2,941	-	2,942
Short-term intercompany advances	4,999	4,693	510	(10,202)	-
Unearned revenue	20,170	269	5,332	-	25,771
Total current liabilities	476,073	18,482	332,295	(28,543)	798,307

Long-term debt	848,918	-	(1)	-	848,917
Warranty	11,191	124	3,374	-	14,689
Pension plan benefits	-	-	61,869	-	61,869
Intercompany notes payable	1,399	1,211	1,752,661	(1,755,271)	-
Deferred income taxes, net	1	(283)	170,423	-	170,141
Other obligations	9,806	36	41,647	-	51,489
Total liabilities	1,347,388	19,570	2,362,268	(1,783,814)	1,945,412

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	945,886	98,547	99,961	(198,508)	945,886
Accumulated other comprehensive income, net	115,116	6,396	12,397	(18,793)	115,116
Retained earnings (accumulated deficit)	45,985	(2,149)	(109,311)	111,460	45,985
Total shareholders' equity	1,106,987	102,794	3,047	(105,841)	1,106,987
Total liabilities and shareholders' equity	$2,454,375	$122,364	$2,365,315	$(1,889,655)	$3,052,399

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,937	$1,664	$62,387	$-	$91,988
Accounts receivable, net	95,908	7,151	235,959	-	339,018
Intercompany accounts receivable	15,359	25	5,855	(21,239)	-
Inventories	50,049	6,584	113,804	(1,199)	169,238
Deferred income taxes, net	5,528	1,294	3,911	-	10,733
Other	13,322	17	29,120	-	42,459
Intercompany other	7,729	7,800	19,365	(34,894)	-
Total current assets	215,832	24,535	470,401	(57,332)	653,436

Property, plant and equipment, net	85,036	12,543	225,424	-	323,003
Prepaid debt fees	21,616	-	-	-	21,616
Deferred income taxes, net	85,963	1,275	(11,995)	-	75,243
Other	1,762	15	13,458	-	15,235
Intangible assets, net	77,017	-	618,883	-	695,900
Goodwill	113,846	10,001	1,142,286	-	1,266,133
Investment in subsidiaries	118,733	71,943	(66,192)	(124,484)	-
Intercompany notes receivable	1,764,792	3,282	8,656	(1,776,730)	-
Total assets	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade payables	$39,701	$4,336	$154,960	$-	$198,997
Accrued expenses	7,124	546	49,605	-	57,275
Intercompany accounts payable	4,258	1,842	15,139	(21,239)	-
Wages and benefits payable	17,419	1,750	51,317	-	70,486
Taxes payable	1,335	(158)	16,316	-	17,493
Current portion of long-term debt	11,980	-	-	-	11,980
Current portion of warranty	8,411	151	12,715	-	21,277
Deferred income taxes, net	-	-	5,437	-	5,437
Short-term intercompany advances	12,807	14,782	7,305	(34,894)	-
Unearned revenue	15,120	-	5,792	-	20,912
Total current liabilities	118,155	23,249	318,586	(56,133)	403,857

Long-term debt	1,578,563	-	(2)	-	1,578,561
Warranty	10,104	100	1,360	-	11,564
Pension plan benefits	1	-	60,622	-	60,623
Intercompany notes payable	1,474	7,153	1,768,103	(1,776,730)	-
Deferred income taxes, net	962	-	172,538	-	173,500
Other obligations	16,536	25	47,098	-	63,659
Total liabilities	1,725,795	30,527	2,368,305	(1,832,863)	2,291,764

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	609,902	90,437	97,021	(187,458)	609,902
Accumulated other comprehensive income, net	126,668	8,548	10,468	(19,016)	126,668
Retained earnings (accumulated deficit)	22,232	(5,918)	(74,873)	80,791	22,232
Total shareholders' equity	758,802	93,067	32,616	(125,683)	758,802
Total liabilities and shareholders' equity	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$23,753	$3,769	$(34,438)	$30,669	$23,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,551	1,658	101,086	-	133,295
Stock-based compensation	12,560	-	-	-	12,560
Amortization of prepaid debt fees	7,665	-	-	-	7,665
Deferred income taxes, net	1,534	(3,023)	(25,984)	-	(27,473)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	31,203	(534)	-	(30,669)	-
Other, net	595	46	(405)	-	236
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,368	(2,150)	(5,384)	-	1,834
Inventories	(729)	(943)	(17,428)	-	(19,100)
Trade payables, accrued expenses and taxes payable	3,019	1,868	10,486	-	15,373
Wages and benefits payable	12,837	505	2,207	-	15,549
Unearned revenue	5,480	271	(412)	-	5,339
Warranty	1,884	22	(1,803)	-	103
Effect of foreign exchange rate changes	-	-	(2,214)	-	(2,214)
Intercompany transactions, net	(1,759)	5,209	(3,450)	-	-
Other, net	(2,392)	(246)	(8,058)	-	(10,696)
Net cash provided by operating activities	135,569	6,452	14,203	-	156,224

Investing activities
Acquisitions of property, plant and equipment	(22,439)	(1,434)	(17,549)	-	(41,422)
Business acquisitions, net of cash and cash equivalents acquired	(95)	-	-	-	(95)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	-	-	7,806	(7,806)	-
Cash transferred to non-guarantor subsidiaries	4,197	-	-	(4,197)	-
Intercompany notes, net	(1,232)	3,282	6,008	(8,058)	-
Other, net	(10,808)	1,721	10,467	-	1,380
Net cash (used in) provided by investing activities	(30,377)	11,375	6,732	(27,867)	(40,137)

Financing activities
Payments on debt	(384,426)	-	-	-	(384,426)
Issuance of common stock	323,424	-	-	-	323,424
Prepaid debt fees	(207)	-	-	-	(207)
Cash received from parent	-	-	(4,197)	4,197	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	(75)	(5,933)	(2,050)	8,058	-
Other, net	(44)	-	-	-	(44)
Net cash used in financing activities	(69,134)	(13,739)	(6,247)	27,867	(61,253)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	569	-	569
Increase in cash and cash equivalents	36,058	4,088	15,257	-	55,403
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$63,995	$5,752	$77,644	$-	$147,391

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,989	$160	$2,133	$-	$5,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$137	$-	$16,562	$-	$16,699
Interest, net of amounts capitalized	57,668	-	527	-	58,195

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(20,146)	$(6,806)	$(58,061)	$64,867	$(20,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,590	933	51,806	-	85,329
In-process research and development	-	-	35,820	-	35,820
Employee stock plans income tax benefits	2,020	-	-	-	2,020
Stock-based compensation	8,998	-	-	-	8,998
Amortization of prepaid debt fees	11,804	230	-	-	12,034
Deferred income taxes, net	(11,660)	(2,110)	(33,648)	-	(47,418)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	62,803	1,829	-	(64,632)	-
Other, net	(3,759)	3,038	12	(235)	(944)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	613	(1,538)	(14,306)	-	(15,231)
Inventories	(6,557)	1,025	8,333	-	2,801
Trade payables, accrued expenses and taxes payable	5,049	1,235	17,915	-	24,199
Wages and benefits payable	(4,354)	149	(2,305)	-	(6,510)
Unearned revenue	(5,586)	-	(2,804)	-	(8,390)
Warranty	(164)	75	853	-	764
Intercompany transactions, net	(4,198)	3,302	896	-	-
Effect of foreign exchange rate changes	-	-	11,307	-	11,307
Other, net	4,745	469	(193)	-	5,021
Net cash provided by operating activities	72,198	1,831	15,625	-	89,654

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Acquisitions of property, plant and equipment	(17,443)	6,124	(18,854)	-	(30,173)
Business acquisitions, net of cash and cash equivalents acquired	(1,716,138)	-	-	-	(1,716,138)
Cash transferred to non-guarantor subsidiaries	(22,492)	-	-	22,492	-
Intercompany notes, net	(4,399)	-	(47,878)	52,277	-
Other, net	(25,651)	(53,169)	78,873	-	53
Net cash (used in) provided by investing activities	(1,751,123)	(47,045)	12,141	74,769	(1,711,258)

Financing activities
Proceeds from borrowings	1,159,026	1	-	-	1,159,027
Payments on debt	(37,278)	-	-	-	(37,278)
Issuance of common stock	243,146	-	-	-	243,146
Prepaid debt fees	(20,538)	(2,646)	1,175	-	(22,009)
Cash transferred from parent	-	-	22,492	(22,492)	-
Intercompany notes payable	272	47,606	4,399	(52,277)	-
Other, net	(1,541)	1,541	-	-	-
Net cash provided by financing activities	1,343,087	46,502	28,066	(74,769)	1,342,886

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	2,448	-	2,448
Increase (decrease) in cash and cash equivalents	(335,838)	1,288	58,280	-	(276,270)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$17,645	$1,288	$66,202	$-	$85,135

Non-cash transactions:
Fixed assets purchased but not yet paid	$364	$-	$1,913	$-	$2,277

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,703	$-	$9,939	$-	$12,642
Interest	46,804	3,012	633	-	50,449

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities, cost reduction programs and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions, they are intended to identify forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are also forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties or litigation, 4) our dependence on new product development and performance, 5) changes in domestic and international laws and regulations, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) international business risks, 10) availability of capital, 11) our customer’s or supplier’s access to and cost of capital and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008 and Item 1A included in this Form 10-Q for material changes to our risk factors as of September 30, 2008.

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

Highlights

Our financial results for the three and nine months ended September 30, 2008 reflect both the operations of Itron North America and Actaris Metering Systems SA (Actaris). Actaris was acquired on April 18, 2007; therefore our prior year 2007 operating results reflect Actaris’ operations only from the date of acquisition through September 30, 2007 and a small portion of Itron North America’s operations outside North America that were transferred to our Actaris operating segment on January 1, 2008, resulting in a restatement of prior year segment information for comparative purposes.

Highlights for our quarter and nine months ended September 30, 2008 include:

•	quarterly and nine month revenues of $485 million and $1.48 billion;
•	quarterly and nine month diluted EPS of 21 cents and 68 cents per share.
•	quarterly bookings of $894 million

We have continued to make additional repayments on our borrowings, which consisted of $34.7 million during the three months ended September 30, 2008 and $384.4 million in the nine months ended September 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the sale of 3.4 million shares of our common stock, which was completed in the second quarter of 2008. Cash and cash equivalents were $147.4 million at September 30, 2008.

The contingent conversion threshold of our convertible senior subordinated notes (convertible notes) was met at September 30, 2008; therefore, through the fourth quarter of 2008, the notes can be converted at the option of the holder. We believe it is unlikely that a significant portion of the convertible notes will be converted because the market value of the convertible notes continues to exceed the value that holders of the convertible notes would receive upon conversion.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$484.8	$434.0	12%	$1,477.2	$983.5	50%
Gross Profit	$162.9	$144.8	13%	$501.7	$330.9	52%
Gross Margin	34%	33%		34%	34%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Revenues by region
Europe	$233.0	$214.6	$722.4	$403.1
United States and Canada	161.3	148.9	488.3	433.8
Other	90.5	70.5	266.5	146.6
Total revenues	$484.8	$434.0	$1,477.2	$983.5

Revenues
Revenues increased $50.8 million and $493.7 million for the three and nine months ended September 30, 2008, compared with the same periods in 2007. Revenues for the third quarter and first nine months of 2008 and the third quarter of 2007 include full periods of Actaris operations. The results for the nine months ended September 30, 2007 included Actaris results from the date of acquisition on April 18, 2007.

No single customer represented more than 10% of total revenues for the three and nine months ended September 30, 2008 and 2007.  Our 10 largest customers accounted for 16% of total revenues for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, our 10 largest customers accounted for 16% and 14% of total revenues.

Gross Margins
Gross margin of 34% for the third quarter of 2008 was comparable with the third quarter of 2007. For the nine months ended September 30, 2007, total company gross profit was reduced by $16 million due to business combination accounting rules, which require valuing the inventory on hand at the acquisition date at the selling price, less costs to complete plus a reasonable profit allowance for the selling effort. Without the impact of purchase accounting, gross margin for the same period in 2008 decreased two percentage points due to the full period of Actaris operations that have a higher proportion of meter-only sales, which are at lower margins, and the decrease in Itron North America gross margins.

Unit Shipments
Meters can be sold with and without automated meter reading (AMR). In addition, AMR can be sold separately from meters. Depending on customers’ preferences, we incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Total meters (with or without AMR)
Electricity - Itron North America	1,245	1,150	3,870	3,475
Electricity - Actaris	2,060	1,825	5,760	3,450
Gas	1,045	900	3,020	1,675
Water	1,960	1,775	6,560	3,625
Total meters	6,310	5,650	19,210	12,225

AMR units (Itron and Actaris)
Meters with AMR	1,170	850	3,870	2,250
AMR modules	1,250	1,150	3,550	3,500
Total AMR units	2,420	2,000	7,420	5,750

Meters with other vendors' AMR	220	225	620	650

Operating Segment Results

The Actaris operating segment consists primarily of the operations from the Actaris acquisition, which occurred on April 18, 2007, as well as other Itron operations not located in North America that are now included in the Actaris segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of operations located in the United States and approximately 20% located throughout the rest of the world. The remainder of our operations, primarily located in the United States and Canada, has been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement.

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

The following tables and discussion highlight significant changes in trends or components of each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions)			(in millions)
Segment Revenues
Itron North America	$160.1	$142.7	12%	$475.0	$426.4	11%
Actaris	324.7	291.3	11%	1,002.2	557.1	80%
Total revenues	$484.8	$434.0	12%	$1,477.2	$983.5	50%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$63.0	39%	$58.7	41%	$187.5	39%	$179.7	42%
Actaris	99.9	31%	86.1	30%	314.2	31%	151.2	27%
Total gross profit and margin	$162.9	34%	$144.8	33%	$501.7	34%	$330.9	34%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)
and Operating Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$19.8	12%	$17.2	12%	$57.7	12%	$50.7	12%
Actaris	16.5	5%	20.2	7%	61.7	6%	(12.0)	(2%)
Corporate unallocated	(11.0)		(8.4)		(30.6)		(23.8)
Total Company	$25.3	5%	$29.0	7%	$88.8	6%	$14.9	2%

Itron North America: Revenues increased $17.4 million, or 12%, in the third quarter of 2008, compared with the third quarter of 2007, due to increased sales for most of our products and services, with the largest increase in standalone AMR gas modules. For the nine months ended September 30, 2008, revenues increased $48.6 million, or 11%, compared with the same period in 2007, due to an 11% increase in meter shipments, increased revenues for standalone water AMR shipments and implementation and installation services. Meters equipped with our AMR technology continue to increase and represented 61% and 62% of meters sold in the three and nine months ended September 30, 2008, compared with 35% and 40% for the same periods in 2007. Gross margin decreased two and three percentage points in the three and nine months ended September 30, 2008, compared with the same periods in 2007, due to product mix, including lower commercial and industrial (C&I) meter sales and costs associated with the first version of our AMI meters.

One customer represented 12% of the Itron North America operating segment revenues in the nine months ended September 30, 2008. No single customer accounted for more than 10% of the Itron North America operating segment revenues for the three months ended September 30, 2008 and three and nine months ended September 30, 2007.

Itron North America operating expenses as a percentage of revenues were 27% for the three and nine months ended September 30, 2008, compared with 29% and 30% for the same periods in 2007. This decrease is primarily the result of higher revenue in 2008 and decreasing amortization of intangible assets.

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

Actaris revenues for the three months ended September 30, 2008 increased $33.4 million, or 11%, compared with the same period in 2007, as a result of favorable foreign exchange rates and a 13% increase in meter shipments. Actaris revenues for the nine months ended September 30, 2008 increased $445.1 million since they included a full period of results, whereas revenue for the 2007 period only included results of operations from the date of acquisition on April 18, 2007. Business line revenues for Actaris were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Electricity	38%	42%	38%	43%
Gas	34%	31%	32%	30%
Water	28%	27%	30%	27%

Gross margin for the third quarter of 2008 was one percentage point higher at 31%, compared with the same period in 2007, due to higher manufacturing efficiencies, increased volumes and product mix. Gross margins increased for the nine months ended September 30, 2008, compared with 2007, primarily as a result of a 3% percentage point reduction in 2007 due to the revaluation of inventory on hand at the acquisition date in accordance with business combination accounting rules, which increased cost of sales in the nine months ended September 30, 2007. Gross margins were also favorably impacted for the nine months ended September 30, 2008 by product mix and lower indirect cost of sales.

No single customer represented more than 10% of Actaris operating segment revenues for the three and nine months ended September 30, 2008 or 2007.

Operating expenses for Actaris were $83.4 million and $252.5 million for the three and nine months ended September 30, 2008, or 26% and 25% of revenues, respectively. Operating expenses for the three and nine months ended September 30, 2007 were $65.9 million and $163.2 million, or 23% and 29% of revenues, respectively. Operating expenses have increased in all areas due to higher revenues, increased emphasis on product development, higher amortization of intangible asset amortization expense and foreign exchange fluctuations. Operating expenses for the nine months ended September 30, 2007 included results from the date of acquisition as well as $35.8 million of in-process research and development (IPR&D) costs recorded in accordance with business combination accounting rules.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” Corporate unallocated expenses increased $2.6 million and $6.8 million for the three and nine months ended September 30, 2008, compared with the same periods last year, due to increased compensation and financial integration expenses. As a percentage of total Company revenues, corporate unallocated expenses were 2% for the three and nine months ended September 30, 2008 and 2007.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the quarter that have met certain conditions, such as regulatory approval. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next twelve months. Bookings and backlog exclude maintenance-related activity. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations and other factors.

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2008	$894	$1,012	$436
June 30, 2008	432	609	493
March 31, 2008	484	683	552
December 31, 2007	448	659	501
September 30, 2007	440	668	494
June 30, 2007	413	656	491
March 31, 2007	118	376	225

As we enter into AMI agreements to deploy our OpenWay® meter and communications system, we do not include these contracts in bookings and backlog until regulatory approvals are received or other certain conditions are met. At September 30, 2008, we had four signed AMI contracts. In September 2008, the California Public Utility Commission approved Southern California Edison’s (SCE) AMI project. As a result of this regulatory approval, which was a significant condition for the SCE contract, bookings and backlog for the third quarter of 2008 include $470 million related to our AMI contract with SCE.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Sales and marketing	$41.3	9%	$35.7	8%	$127.5	9%	$85.0	8%
Product development	31.8	6%	26.5	6%	92.3	6%	67.8	6%
General and administrative	34.1	7%	27.5	7%	100.0	7%	69.2	7%
Amortization of intangible assets	30.4	6%	25.8	6%	93.1	6%	58.1	6%
In-process research and development	-	-	0.3	-	-	-	35.8	4%
Total operating expenses	$137.6	28%	$115.8	27%	$412.9	28%	$315.9	32%

As a percentage of revenues, operating expenses in most areas have remained constant period over period, except for IPR&D, which was directly related to the Actaris acquisition. Amortization of intangible assets has increased $4.6 million and $35.0 million for the three and nine months ended September 30, 2008, compared with 2007, as a result of amortization based on the estimated discounted cash flows as well as a full nine months of expense in 2008, compared with 2007. General and administrative expenses for the three and nine months ended September 30, 2008 have been impacted by increased compensation and financial integration expenses. We are devoting significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. We expect these costs to continue through 2008.

In-Process Research and Development Expenses

Our acquisition of Actaris resulted in $36 million of IPR&D expense in 2007, consisting primarily of next generation technology. The IPR&D projects were analyzed according to exclusivity, substance, economic benefit, incompleteness, measurability and alternative future use. The primary projects are intended to make key enhancements and improve functionality of our residential and C&I meters. We value IPR&D using the income approach, which uses the present value of the projected cash flows that are expected to be generated over the next one to six years. The risk adjusted discount rate was 12 percent, which was based on an industry composite of weighted average cost of capital, with certain premiums for equity risk and size, and the uncertainty associated with the completion of the development effort and subsequent commercialization. These research and development projects are substantially complete at September 30, 2008.

Other Income (Expense)

The following table shows the components of other income (expense).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Interest income	$1,962	$585	$4,846	$8,890
Interest expense	(15,864)	(25,631)	(57,700)	(51,242)
Amortization of debt placement fees	(1,780)	(9,221)	(7,667)	(12,034)
Other income (expense), net	(281)	(873)	(1,938)	6,068
Total other income (expense)	$(15,963)	$(35,140)	$(62,459)	$(48,318)

Interest income: For the three months ended September 30, 2008, our average monthly cash and cash equivalent balance was $146 million, compared with $87 million for the same period last year. For the nine months ended September 30, 2008, our monthly average cash and cash equivalent balance was $118 million, compared with $194 million for the same period last year. Our cash balances have fluctuated period over period due to the timing of proceeds from the sale of common stock and repayments on borrowings. In May 2008, we sold 3.4 million shares of common stock, with net proceeds of approximately $311 million, partially offset by our repayment of borrowings in the same quarter. In August 2006, we issued $345 million 2.5% convertible notes and in February 2007 sold 4.1 million shares of common stock resulting in net proceeds of $225.2 million, which were used to fund a portion of the Actaris acquisition on April 18, 2007.

Interest expense: Interest expense for the three months ended September 30, 2008 decreased $9.8 million, compared with the same period last year due to repayments on borrowings. Average daily debt outstanding for the third quarter of 2008 was $1.3 billion, compared with $1.6 billion for the third quarter of 2007. Interest expense increased for the nine months ended September 30, 2008, compared with the same period in 2007, as a result of a full period of interest expense from the $1.2 billion credit facility used to finance the Actaris acquisition on April 18, 2007. Average daily debt outstanding for the nine months ended September 30, 2008 was $1.4 billion, compared with $1.2 billion for the same period in 2007.

Amortization of debt placement fees: Amortization of debt placement fees decreased for the three and nine months ended September 30, 2008, compared with the same periods last year, due to the write-off of $6.6 million associated with our convertible notes in September 2007. The debt placement fees associated with our convertible notes were amortized through the date of the earliest put or conversion option; therefore, at September 30, 2007, when our convertible notes exceeded the conversion threshold, the remaining debt placement fees were written-off. In addition, when debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense.

Other income (expense): Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating items or transactions. In the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, other expense, net resulted primarily from net foreign currency losses due to balances denominated in a currency other than the reporting entity’s functional currency. For the nine months ended September 30, 2007, other income, net included $3.0 million in unrealized gains on our euro denominated borrowings, which are now designated as a hedge of a net investment in foreign operations, $2.8 million in net realized gains from foreign currency hedge range forward contracts that were settled as part of the Actaris acquisition and a $1.0 million realized gain from an overnight euro rate change prior to the acquisition of Actaris.

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

Our tax provision (benefit) as a percentage of income (loss) before tax was 18% and 10% for the three and nine months ended September 30, 2008, compared with 44% and 40% for the same periods in 2007. Our tax provisions for the three and nine months ended September 30, 2008 are lower than those in 2007 as 2008 reflects a benefit associated with lower effective tax rates on international earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced international tax liability reflects the benefit of international interest expense deductions.

Unrecognized tax benefits in accordance with FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109, were $35.4 million and $34.8 million at September 30, 2008 and December 31, 2007, respectively. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three and nine months ended September 30, 2008, we recognized a benefit of $305,000 and expense of $725,000, respectively, in interest and penalties. At September 30, 2007, we had accrued approximately $7.9 million in interest and penalties, which was primarily the result of the acquisition of Actaris on April 18, 2007. At September 30, 2008 and December 31, 2007, accrued interest was $3.1 million and $2.7 million and accrued penalties were $1.4 million and $2.2 million, respectively. Unrecognized tax benefits that would affect our tax provision, at September 30, 2008 and December 31, 2007 were $9.7 million and $8.4 million, respectively. At September 30, 2008, we expect to pay $4.8 million in income tax obligations related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, extending the research tax credit for qualified research expenses incurred throughout 2008 and 2009. In the fourth quarter of 2008, we expect to record approximately $2.5 million in federal and state research credits, which will reduce our tax provision.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Operating activities	$156.2	$89.7
Investing activities	(40.1)	(1,711.3)
Financing activities	(61.3)	1,342.9
Effect of exchange rates on cash and cash equivalents	0.6	2.4
Increase (decrease) in cash and cash equivalents	$55.4	$(276.3)

Cash and cash equivalents increased from $92.0 million at December 31, 2007 to $147.4 million at September 30, 2008. The increase in cash was the result of strong cash flows from operations and the $311 million stock offering in May 2008, partially offset by $384 million in debt repayments.

Operating activities: Cash provided by operating activities increased by $66.5 million in the first nine months of 2008, compared with the same period in 2007. Non-cash charges for 2008 consist primarily of depreciation on property, plant and equipment, amortization of intangible assets, deferred income taxes, stock-based compensation and amortization of prepaid debt fees. Non-cash charges in 2007 also include IPR&D related to the Actaris acquisition. Changes in our operating assets and liabilities during the nine months ended September 30, 2008 consisted primarily of increased payables, partially offset by increased inventories. Changes in our operating assets and liabilities during the nine months ended September 30, 2007 consisted primarily of increased payables, partially offset by increased accounts receivable. The changes in our operating assets and liabilities can fluctuate as a result of the timing of customer orders and revenues.

Investing activities: The acquisition of property, plant and equipment increased $11.2 million in the first nine months of 2008 compared with the same period in 2007, consisting primarily of manufacturing equipment for production capacity expansion and our new AMI product line.  Cash paid for the acquisition of Actaris in 2007 was approximately $1.7 billion. In the first nine months of 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the Actaris acquisition.

Financing activities: We financed the April 18, 2007 acquisition of Actaris with proceeds from a new credit facility and sale of common stock. Proceeds from the credit facility were $1.2 billion in the first nine months of 2007, partially offset by debt placement fees of $22.0 million. Net proceeds from the sale of common stock were $311 million in 2008 and $225.3 million in 2007. The net proceeds from the 2008 sale of common stock were primarily used to repay a portion of our non-convertible debt. Cash generated from the exercise of stock-based awards was $12.4 million during the first nine months of 2008, compared with $17.8 million for the same period in 2007. During the first nine months of 2008, we repaid $384.4 million of the credit facility, compared with $37.3 million for the same period in 2007.

Effect of exchange rates on cash and cash equivalents: The effect of exchange rates on the cash balances of currencies held in foreign denominations (primarily euros) for the nine months ended September 30, 2008 was an increase of $569,000 compared with $2.4 million for the same period in 2007.

Off-balance sheet arrangements:
We had no off-balance sheet financing agreements or guarantees at September 30, 2008 and December 31, 2007 that we believe were reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Liquidity, Sources and Uses of Capital:
Our principal sources of liquidity are cash flows from operations, borrowings and sales of common stock. Operating cash flows can fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures.

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was comprised of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. Interest rates on the credit facility are based on the respective borrowing’s denominated London Inter Bank Offering Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to factors including our consolidated leverage ratio. In accordance with our Credit Agreement, when our consolidated leverage ratio decreases below 4.5 times, the applicable margin decreases from 2.0% to 1.75%. On August 5, 2008, upon completion of our quarterly compliance certificate, our applicable margin decreased to 1.75%. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. Prepaid debt fees are amortized using the effective interest method through the term loans’ earliest maturity date, as defined by the credit agreement. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and contains covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at September 30, 2008. At September 30, 2008, there were no borrowings outstanding under the revolver and $49.1 million was utilized by outstanding standby letters of credit resulting in $65.9 million being available for additional borrowings.

We repaid $34.7 million in borrowings during the three months ended September 30, 2008 and $384.4 million in borrowings during the nine months ended September 30, 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the completed sale of 3.4 million shares of our common stock.

Senior Subordinated Notes
In May, 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at September 30, 2008. From time to time, we may reacquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.  During 2008, we reacquired $14.4 million in principal amount of the subordinated notes.  The balance of the subordinated notes, including accreted discount, was $110.2 million at September 30, 2008. Some or all of the subordinated notes may be redeemed at our option at any time on or after May 15, 2008 at a redemption price of 103.875% of their principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments of $4.3 million are required every six months, in February and August. The convertible notes contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016 and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest.  The convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, under the following circumstances, as defined in the indenture (filed with the SEC on November 6, 2006 as Exhibit 4.16 our Quarterly Report on Form 10-Q):

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the principal amount will be less than the $1,000 principal amount and will be settled in cash.

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

The convertible notes are unsecured and subordinate to all of our existing and future senior secured borrowings. The convertible notes are unconditionally guaranteed, joint and severally, by all of our operating subsidiaries, except for our international subsidiaries, all of which are wholly owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2008.

At September 30, 2008, the contingent conversion threshold was exceeded as the closing sale price per share of our common stock exceeded $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ended September 30, 2008. As a result, the notes are convertible at the option of the holder through the fourth quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes at September 30, 2008 is included in the current portion of long-term debt. At December 31, 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. We believe it is unlikely that a significant portion of the convertible notes would be converted in the near-term because the market value of the convertible notes exceeds the value that holders of the convertible notes would receive upon conversion. As our stock price is subject to fluctuation, the contingent conversion threshold may be exceeded during any quarter prior to July 2011, and the notes subject to conversion.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt the FSP on January 1, 2009. We expect the impact of the FSP to be material to our condensed consolidated financial statements and are currently evaluating and quantifying the impact on specific accounts and disclosures.

Other Sources and Uses of Capital
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. In addition to the outstanding standby letters of credit of $49.1 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $26.5 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $5.9 million at September 30, 2008. Unsecured surety bonds in force were $12.7 million and $13.8 million at September 30, 2008 and December 31, 2007, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay minimal U.S. federal and state taxes and approximately $24.7 million in local and foreign taxes in 2008.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. For 2008, we expect to contribute a total of $500,000 to our defined benefit pension plans. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the three and nine months ended September 30, 2008, we contributed approximately $33,000 and $126,000, respectively, to the defined benefit pension plans.

Working capital, which represents current assets less current liabilities, was ($54.6) million at September 30, 2008, compared with $249.6 million at December 31, 2007. The $304.2 million decrease in working capital resulted primarily from the $345 million aggregate principal amount of convertible notes being reclassified from long-term to current debt at September 30, 2008 as the contingent conversion threshold was exceeded at September 30, 2008.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the remainder of the year and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations and other factors described under “Risk Factors” within Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on February 26, 2008, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form  10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at September 30, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($13.8 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

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

Bonus and Profit Sharing: We have employee bonus and profit sharing plans which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters.

Defined Benefit Pension Plans: We sponsor both funded and unfunded non-U.S. defined benefit pension plans. FASB Statement 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, prior service costs or credits and transition assets or obligations, if any, that arise during the period but are not recognized as components of net periodic benefit cost. Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards of the respective countries for each plan. For 2008, we expect to contribute a total of $500,000 to our defined benefit pension plans. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the three and nine months ended September 30, 2008, we contributed approximately $33,000 and $126,000, respectively, to the defined benefit pension plans.

Income Taxes: We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and international jurisdictions, research credits, state income taxes and adjustments to valuation allowances, among other items. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. Income taxes are accounted for in accordance with SFAS No. 109 Accounting for Income Taxes. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable. The realization of our deferred tax asset related to net operating loss carryforwards is supported by projections of future profitability. If recovery of the deferred tax asset is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different than expected, we will adjust the valuation allowances through income tax expense in future periods, creating variability in our calculated tax rates. We are also subject to audit in multiple taxing jurisdictions in which we operate. Tax liabilities are recorded based on estimates of additional taxes, which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities, which could be different from these estimates. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

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

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Condensed Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. Counterparties to our currency exchange and interest rate derivatives consist of major international financial institutions. We monitor our positions and include the credit risk of our counterparties when valuing our derivatives.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes, including the way assets and liabilities are recognized in purchase accounting. SFAS 141(R) requires the recognition of assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that IPR&D be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition after the date of adoption.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (see Financial Statements, Note 1). We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our condensed consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion. This FSP requires, among other things, the issuer to separately account for the liability and equity components of the convertible instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt the FSP on January 1, 2009. We expect the impact of the FSP to be material to our condensed consolidated financial statements and are currently evaluating and quantifying the impact on specific accounts and disclosures.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal over the remaining lives of our debt at September 30, 2008. As a result or our interest rate swaps, 85% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of October 1, 2008, our estimated ratio of funded debt to EBITDA, which determines our rate margin, and a static foreign exchange rate at September 30, 2008.

	2008	2009	2010	2011	2012	Beyond 2012	Total
	(in millions)
Fixed Rate Debt
Convertible senior subordinated notes (1)	$345.0	$-	$-	$-	$-	$-	$345.0
Interest rate	2.50%	-	-	-	-	-

Senior subordinated notes (2)	$-	$-	$-	$-	$110.6	$-	$110.6
Interest rate	-	-	-	-	7.75%	-

Variable Rate Debt (3)
U.S. dollar term loan	$1.5	$6.1	$6.1	$6.1	$6.1	$351.4	$377.3
Average interest rate	5.65%	5.82%	5.11%	5.40%	5.59%	5.79%

Euro term loan	$1.2	$4.9	$4.9	$4.9	$4.9	$351.6	$372.4
Average interest rate	6.89%	7.17%	6.36%	6.35%	6.40%	6.41%

Interest rate swap on euro term loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%	6.59%	0.00%
Average interest rate (Receive)	7.14%	7.42%	6.61%	6.60%	6.65%	0.00%
Net/Spread	0.55%	0.83%	0.02%	0.01%	0.06%	0.00%

Interest rate swap on USD term loan (5)
Average interest rate (Pay)	3.01%	3.01%	0.00%	0.00%	0.00%	0.00%
Average interest rate (Receive)	3.90%	4.09%	0.00%	0.00%	0.00%	0.00%
Net/Spread	0.89%	1.08%	0.00%	0.00%	0.00%	0.00%

(1)
$345.0 million of 2.50% convertible notes due August 2026, with fixed interest payments of $4.3 million due every six months, in February and August. On September 30, 2008, the convertible notes exceeded the conversion threshold. As a result, the notes are convertible at the option of the holder through the fourth quarter of 2008, and accordingly, the aggregate principal amount of the convertible notes is included in the current portion of long-term debt (see Note 6).

(2)	The $110.6 million aggregate principal amount of 7.75% subordinated notes, due in 2012, was originally discounted to 99.265 per $100 of principal to yield 7.875% (see Note 6, Debt).
(3)	The Actaris acquisition was financed in part by a $1.2 billion senior secured credit facility, of which $750 million remains outstanding at September 30, 2008 due to prepayments (see Note 6, Debt).
(4)
Interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. As a result of the expected prepayments, the interest rate swap will terminate before the stated maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7, Derivative Financial Instruments and Hedging Activities).

(5)
Interest rate swap to convert $200 million of our $377 million U.S. dollar denominated term loan from a floating 1-month LIBOR interest rate, plus an additional margin, to a fixed 3.01% interest rate, plus the additional margin, for one year. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7, Derivative Financial Instruments and Hedging Activities).

Based on a sensitivity analysis as of September 30, 2008, we estimate that if market interest rates average one percentage point higher in 2008, than in the table above, our earnings before income taxes in 2008 would not be materially impacted due to our interest rate swaps in place at September 30, 2008.

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

These variable rate financial instruments are sensitive to changes in interest rates. On June 30, 2008, we entered into a one-year interest rate swap to convert $200 million of our USD term loan, which had a remaining balance of $377 million at September 30, 2008, from a floating 1-month LIBOR interest rate to a fixed 3.01% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap declines each quarter in accordance with a contractual schedule. The notional amount of the swap was $200 million and the fair value, recorded as a short-term liability, was $349,000 at September 30, 2008. The amount of net gains expected to be reclassified into earnings in the next nine months is approximately $1.9 million based on the Wells Fargo swap yield curve as of October 1, 2008.

In the third quarter of 2007, we entered into an interest rate swap to convert our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $372 million (€255 million) and the fair value, recorded as a long-term liability, was $113,000 at September 30, 2008. The amount of net gains expected to be reclassified into earnings in the next twelve months is approximately $2.5 million based on the Wells Fargo swap yield curve as of October 1, 2008.

We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage interest rate risk.

Foreign Currency Exchange Rate Risk
We conduct business in a number of international countries and, therefore, face exposure to movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are now denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 67% of total revenues for the three and nine months ended September 30, 2008.

In the second quarter of 2008, we began entering into certain foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. These contracts are not designated as accounting hedges and are de minimis in fair value and notional amounts.

In the second quarter of 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net gains of $32 million ($20 million after-tax) were reported as a net unrealized gain on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments for the three months ended September 30, 2008. Net losses of $366,000 ($8,000 after-tax) were reported as a net unrealized loss on derivative instruments, a component of accumulated other comprehensive income, which represented effective hedges of net investments, for the nine months ended September 30, 2008. We had no hedge ineffectiveness.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks. Alternatively, we may choose not to hedge certain foreign currency risks associated with our foreign currency exposures if such exposures act as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2008 the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

There were no material changes during the third quarter of 2008 from legal proceedings as previously disclosed in Item 1 included in our June 30, 2008 Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors

We review our risk factors each quarter and update them for any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K. Similar to other companies, we are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the performance of our customers and suppliers. Although we have not been materially impacted by the tightening credit environment, the current economic environment may impact our customers’ and suppliers’ abilities to access credit from financial institutions that may be necessary to operate their businesses. Therefore, the following risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008.

•	Purchases of our products may be deferred as a result of many factors, including a customer’s access to capital or access to capital on acceptable terms.
•	Our reliance on certain key vendors involves risks, including our vendors' access to capital or access to capital on acceptable terms.
•	Our quarterly results may fluctuate substantially as a result of many factors, including limited access to capital or access to capital on acceptable terms.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2008.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

November 3, 2008	By:	/S/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer