Form 10-K
period 2008-12-31
ITRON INC /WA/
filed 2009-02-26
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                           Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $3,370,625,236.

As of January 31, 2009, there were outstanding 36,754,853 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 5, 2009.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on new product development and performance, 5) changes in domestic and international laws and regulations, 6) current and future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) international business risks, 10) our own and our customers’ or suppliers’ access to and cost of capital and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” in Item 1A.

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

General

We provide a comprehensive portfolio of products and services to utilities for the energy and water markets throughout the world. Our strong position in meter data collection and software solutions started with our introduction of handheld computer-based systems in 1977. Through product innovations and several acquisitions, we have become one of the world’s leading providers of metering, data collection and software solutions, serving our customers for over 100 years.

Market Overview, Products, Systems and Solutions

The market for managing the delivery and use of energy and water is dynamic and competitive. The acquisition of Actaris Metering Systems SA (Actaris) in the second quarter of 2007 created an opportunity for us to deploy technology and expertise around the world as electric, gas and water utilities worldwide look for advanced metering and communication products to better serve their markets. During 2009 we will begin operating under the Itron brand worldwide and will report our Actaris operating segment as Itron International.

Our operating segments as of December 31, 2008 are Itron North America and Actaris. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for specific segment results. Itron North America generates the majority of its revenue in the United States and Canada and offers meters and data collection systems for electric, gas and water utilities, including handheld data collection, automated meter reading (AMR) and advanced metering infrastructure (AMI) systems, as well as software and services. Actaris generates the majority of its revenue in Europe, Africa, South America and Asia/Pacific and offers electricity, gas and water meters, AMR and AMI systems and services.

The following are our major products and services.

Meters
We estimate there are approximately 2.7 billion meters currently installed worldwide and 150 million electricity meters, 75 million gas meters and 90 million water meters deployed in the United States and Canada. We estimate there are approximately 1.1 billion electricity meters, 335 million gas meters and 900 million water meters in the rest of the world.

Meters measure the consumption of energy and water and are critical components of a utility’s distribution infrastructure. The primary purpose of a meter is to accurately measure consumption, provide long-term durability and meet certain safety needs of the utility. Changes in technology are providing increased capabilities, reliability and accuracy through the use of electronic technology rather than traditional gear-based technology. Electronic technology also allows for simple and cost-effective integration of embedded AMR functionality.

Meter growth has traditionally been driven by new construction and the replacement of old meters. Meters are typically replaced at specified intervals, depending on the type of meter and the specific regulatory oversight in the respective country. Normal meter replacements are typically not affected by factors that influence overall utility capital spending. Therefore, due to the replacement schedule of the installed base and the increase in meter population, the metering market has grown between 3% and 5% annually, although the adoption of AMR and AMI systems is likely to cause volatility and affect these growth rates. We cannot predict how, and to what extent, the current slowdown in the world economy will impact this historical growth rate.

We produce electricity, gas, water and heat meters and a variety of other associated metering products for residential, commercial and industrial (C&I) and transmission and distribution (T&D) customers. Our meters comply with the standards established by each standard setting regulatory body in each of the over 130 countries where we sell our products. The primary differences between meters used in different countries relate to the physical configuration and the differing certification requirements of the meters.

Electricity Meters, Products and Systems
The world’s demand for energy continues to grow. Utilities are faced with the challenges of volatile fuel costs and the burden of increasingly stringent environmental regulations affecting their operations and costs. In this environment, utilities strive to reduce energy during peak consuming hours, defer the building of additional generation facilities and improve customer service. In addition to our residential, C&I and T&D electricity meters, we also offer several meter reading alternatives to help meet these challenges. In North America, electricity meters may have AMR functionality using either Itron North America’s AMR or AMI technology, or our competitors’ AMR technology provided by our competitors embedded in the meter. In Europe and in other parts of the world, Actaris offers prepayment meters as well as AMR and AMI solutions.

Gas Meters, Products and Systems
Investments in the natural gas industry are rising and gas T&D networks are expanding as a result of growing demand. Throughout most of the world, accelerating market deregulation trends are allowing more and more customers to choose gas suppliers based on price. With these industry changes, there is a growing need to conserve energy and improve customer service. Actaris’ residential and industrial gas meters include diaphragm, turbine and rotary technologies. Actaris provides a wide selection of regulators and safety devices for most applications in natural gas distribution, from high pressure regulators used in city gate stations, to low pressure regulators designed for residential customers or small collective distributors. Our products and systems combine modern metering, regulators and safety devices, AMR, prepayment, load monitoring and operating controls.

Water & Heat Meters, Products and Systems
Water conservation continues to be a worldwide concern. There are many efforts underway to stimulate more efficient use of water and heat. Water utilities are focused on increasing the efficiency of water production and minimizing waste in consumption. Demand for water metering and heating and cooling metering (the measurement of energy consumed in district heating and cooling distribution systems and in heat cost allocations) is constantly growing. We supply a complete range of water and heat meters and associated AMR systems for residential and C&I markets including mechanical detection (turbine and piston) and ultrasonic technology. All water and heat meters are pre-equipped for remote data reading needs. Benefiting from almost 25 years of AMR experience, we provide a range of modules (wireless and wired technology), advanced leak detection systems and a variety of software for managing the collection and transmission of data from our AMR systems, including meter data for billing systems and our knowledge applications.

MR and AMI Systems
Out of the total 2.7 billion electric, gas and water meters worldwide, we estimate about 7% have AMR or AMI capabilities. We estimate that of the 315 million energy and water meters in North America, about 45% are read with AMR or AMI systems, of which about half are read with Itron North America technology. AMR growth in the United States and Canada has primarily been driven by the need to reduce operational cost, including the reduction of labor costs, a strong focus on operating cash flow from shorter read-to-pay cycles and enhanced customer service in the form of increased billing accuracy and faster invoicing cycles. We estimate that about 3% of the meters outside the U.S. and Canada are currently read with AMR or AMI systems. In many parts of the world, meters are only read annually and bills are estimated monthly or quarterly. However, with the increased demand for energy and water, compounded by the scarcity of resources and environmental concerns, regulatory bodies worldwide are starting to require utilities to increase their reading frequency. Therefore, the demand for AMR or AMI systems has increased each year.

We believe AMI growth will be primarily driven by limited energy supplies particularly at utilities with a geographically concentrated customer base. Limited supplies of energy may force these utilities to utilize their current energy supplies more efficiently. Many utilities are working to smooth consumption during peak hours in order to reduce the need to buy or build new sources of power generation to meet peak load demand. Construction costs, combined with environmental and regulatory challenges, make the addition of new power generation assets a difficult endeavor. AMI will allow utilities to communicate real-time pricing and usage information to their customers, deploy time of use pricing strategies and enable demand side management. As a result, AMI systems are expected to help decrease peak loads by allowing customers to make informed and real-time choices about their energy consumption and associated costs.

AMI systems have substantially more features and functions than AMR systems and include such capabilities as the ability to remotely connect and disconnect service to the meter, perform bi-directional metering and communicate with in-home displays, smart thermostats and appliances. AMI systems are generally implemented after extensive review by the utility’s standard setting regulatory body and usually involve a limited trial of the system before full deployment. While we believe most utilities will implement AMR or AMI systems, the timing of these investments can be affected by many factors including the rate of regulatory changes and utility capital spending levels.

o	Itron North America AMR systems
For over 15 years, Itron North America has offered AMR technology that has enabled utilities to migrate from one product offering, such as our handheld computer product, to a mobile or fixed network, with a view to achieving higher forms of automation and more frequent meter reads. These AMR systems are composed of AMR meters or modules and data collection hardware and software.

Our North America AMR meters and modules encode consumption, tamper and other information from the meter and communicate the data via RF (radio frequency) to our handheld, mobile and network radio-based data collection technology. We embed our AMR technology into our electronic electricity meters. Gas and water AMR modules can be retrofitted to existing gas or water meters or installed in or on new meters.

Data collection hardware consists of handheld computers, mobile AMR and fixed network AMR. We provide several models of handheld computers that are used by meter readers to walk a route. Most handheld units we sell today are radio-equipped (handheld AMR); however, where there is not an AMR-enabled meter, the meter reader visually reads the meters and inputs the data. Mobile AMR uses a radio transceiver located in a vehicle that communicates with all AMR-enabled meters within range and receives meter data, tamper and other information from the meters. Mobile AMR is designed for reading concentrated deployments of AMR-enabled meters. Fixed network AMR communicates with AMR-enabled meters through an RF network on a more frequent basis. Concentrators are installed within a utility’s territory and use a variety of public communication platforms including general packet radio service (GPRS), Ethernet, telephone (PSTN-public switched telephone networks), BPL (broadband over power line) and other communication technologies to transfer data between the concentrators and a host processor at a utility.

The data collection systems manage the collection and transmission of data and provide meter data for billing systems, data warehouses, Internet data presentment and our knowledge applications.

Our water fixed network and water products are designed to cost-effectively address issues that are unique to the water industry. In addition to fixed network AMR capabilities, we provide an advanced water leak detection system and software for pipeline management using patented acoustic technology that analyzes vibration patterns from the distribution system. This technology has helped utilities optimize water infrastructure and reduce waste.

o	Itron North America AMI Systems
Itron North America offers AMI, or smart metering, systems with our OpenWay® architecture. OpenWay is a standards-based, open-architecture smart metering solution that helps utilities better manage limited energy supplies and provides pertinent information about energy usage to energy consumers. The OpenWay system provides two-way communication for residential and commercial electricity meters, which allows for advanced data collection and certain command and control functions, including remote connect and disconnect, net metering, integrated clock for critical peak pricing (CPP), time of use and CPP displays on the register, interval data storage, alarms and upgradeable firmware (software contained in the meters). Our AMI software can be configured to include load management, demand response and prepayment capabilities. Each OpenWay electricity meter is equipped with a ZigBee® based gateway (a low-power, short distance wireless standard) that enables the utility to communicate with its customer’s designated in-home monitoring devices, allowing the consumer to make more informed choices about energy consumption. ZigBee technology also has the ability to gather gas and water meter reads from AMR-enabled gas and water meters. The OpenWay system can utilize a variety of public communication platforms to transfer data, including GPRS, Ethernet, telephone, BPL, Wi-Fi, WiMax and others.

o	Actaris AMR and AMI Systems
Actaris offers a range of AMR and AMI communication technologies for its electricity, gas, water and heat metering products that provide consumption, tamper, outage and leak detection and profile analysis. Information is transmitted from modules embedded in the Actaris meter to either handheld computers and/or fixed networks, allowing utilities to use valuable information to improve their operations, including customer billing and asset management. These communication technologies include telephone, RF, GSM (Global System for Mobile communications), GPRS, PLC (power line carrier) and Ethernet devices. Actaris’ AMR and AMI electricity solutions also offer single and multi-tariff capabilities and certain load shedding functions.

o	Actaris Prepayment Metering
Prepayment electricity meters are widely used in the United Kingdom and South Africa. Actaris is one of the largest prepayment meter suppliers in the world, offering one-way and two-way electricity prepayment systems, using smart key, keypad and smart card communication technologies.

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

o
Consulting and Analysis: Itron North America provides consulting and analysis (C&A) services in the areas of market research, load research, renewable and distribution generation program design and evaluation, energy efficiency program evaluation and design, energy policies, rate design and regulatory support. The C&A client base includes major energy utilities, research organizations, government agencies and other institutional clients throughout the United States.

o
Professional Services: Itron North America offers professional services that help our customers implement, install, project manage and maintain their meter reading systems. Our service professionals assist our customers in identifying and correcting operational issues, optimizing the use of our innovative solutions and providing training and education. A support team is available and on-call to assist customers who have purchased Itron North America products. In addition, we have service and repair depots in several locations for our handheld and AMR systems.

o
Managed Services: Actaris’ managed service business provides a solution that allows utilities to outsource operations related to prepayment activity. These managed services include the issuing of prepayment devices (smart keys, smart cards, mobile phone credit cards and tokens), automated processing of transaction details, customer account management, maintenance of historical financial transactions, business-to-business call centers and personalized mailing services. In the United Kingdom, our managed services are fully integrated into the nationwide industry standard utility data transfer network, which allows data to be exchanged automatically with other utilities in a standard format.

Operational Capabilities

Sales and Distribution
The sales organizations for Itron North America and Actaris use a combination of direct and indirect sales channels. A direct sales force with technical support teams is utilized for the largest electric, gas and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, representative agencies, partners and meter manufacturer representatives. We also sell water AMR modules through original equipment manufacturer arrangements with several major meter manufacturers. We license our North America AMR/AMI technology to certain meter manufacturers who embed our technology into their meters.

No single customer represented more than 10% of total revenues for 2008 or 2007. One customer, Progress Energy, represented 16% of total revenues for 2006. During 2008, 2007 and 2006, our 10 largest customers in each of those years accounted for approximately 15%, 14% and 40%, of total revenues, respectively.

Manufacturing
We have manufacturing facilities throughout the world. Our Itron North America operating segment has two primary manufacturing facilities: one in Minnesota that manufactures gas and water AMR modules and one in South Carolina that manufactures electricity meters. Contract manufacturers are used for certain handheld systems, peripheral equipment and low volume AMR products.

Our Actaris operating segment has three business lines. The electricity division is headquartered in Felixstowe, United Kingdom, with principal manufacturing facilities located in France, the United Kingdom, Hungary, Brazil, Portugal and South Africa. The gas division is headquartered in Karlsruhe, Germany, with principal manufacturing facilities in Germany, the United Kingdom, France, Italy, China, South America and the United States. The water division is headquartered in Mâcon, France, with principal manufacturing facilities in France, Germany, Italy, the United States and Brazil. All three business lines have a number of smaller local assembly, test, service and calibration facilities to address local markets.

Our products require a wide variety of components and materials. Although we have multiple sources of supply for most of our material requirements, certain components and raw materials are supplied by sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will be no interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or due to price fluctuations related to the nature of the raw materials, such as electrical components, plastics, copper and brass, which are used in varying amounts in our meter products. See “Risk Factors” within Item 1A, included in this Annual Report on Form 10-K, for a further discussion related to risks.

Product Development
Our current product development focus is on improvements to existing technology as well as the development of next-generation technology for electricity, gas and water meters, data collection, communications technologies, data warehousing and software knowledge applications. We spent approximately $121 million, $95 million and $59 million on product development in 2008, 2007 and 2006, respectively.

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

We maintain communications with our customers through integrated and targeted marketing campaigns, market surveys, market trend analysis and at our annual North America Users’ Conference.

Workforce
At December 31, 2008, we had approximately 8,700 people in our workforce, including permanent and temporary employees and contractors. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

We provide a broad portfolio of products, systems and services to customers in the utility industry and compete with a large number of competitors who offer similar products, systems and services. We believe that our competitive advantage is based on established customer relationships, our track record of reliable products, integrated solutions, product cost, product innovation, upgradeable AMR systems and our knowledge application tools. During recent years, vendor consolidation has occurred in the industry. In many of our markets, there are participants who may be both competitors and partners.

Our primary competitors for our products and services (including AMR and AMI technology, software and services) are Badger Meter, Inc., Cooper Industries, Ltd., the Elster Group, Dandong Visionseal Co., Ltd., Datamatic, Ltd., Diehl Metering, Dresser, Inc., Echelon Corporation, Emerson Electric Co., eMeter Corporation, EnergyICT NV, ESCO Technologies Inc., General Electric Company, Holley Group Co., Ltd., Iskraemeco, D.D., Landis+Gyr Holdings, Oracle Corporation, Roper Industries, Inc., Schneider Electric SA, Sensus Metering Systems Inc., Silver Spring Networks and Trilliant Incorporated. These competitors may offer a broad range of meters and related products, or may specialize in a specific technology or service.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory approval. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations and other factors.

Information on bookings and backlog is summarized as follows:

Year Ended	Annual Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
December 31, 2008	$2,543	$1,309	$507
December 31, 2007	1,419	659	501
December 31, 2006	652	392	225

As we enter into AMI agreements to deploy our OpenWay meter and communications system, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. At December 31, 2008, we had four signed AMI contracts. Bookings and backlog for 2008 include $480 million related to the Southern California Edison AMI contract and $334 million related to the CenterPoint Energy AMI contract. A significant portion of these AMI contracts is not included in 12-month backlog.

Other Business Considerations

Intellectual Property
We own 187 U.S. patents and 786 international patents. We have on file 102 U.S. patent applications and 341 international patent applications. These patents cover a range of technologies related to metering, portable handheld computers, water leak detection and AMR and AMI related technologies.

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

Incorporation
We were incorporated in the state of Washington in 1977.

MANAGEMENT

Set forth below are the names, ages and titles of our executive officers as of February 25, 2009.

Name	Age	Position
LeRoy D. Nosbaum	62	Chairman of the Board and Chief Executive Officer
Malcolm Unsworth	59	President, Chief Operating Officer and Director
Steven M. Helmbrecht	46	Sr. Vice President and Chief Financial Officer
John W. Holleran	54	Sr. Vice President, General Counsel and Corporate Secretary
Philip C. Mezey	49	Sr. Vice President and Chief Operating Officer - Itron North America
Marcel Regnier	52	Sr. Vice President and Chief Operating Officer - Actaris
Jared P. Serff	41	Vice President, Competitive Resources

LeRoy Nosbaum* is Chairman of the Board and Chief Executive Officer. Mr. Nosbaum has been a director and our CEO since 2000 and Chairman of the Board since 2002. Since joining Itron in 1996, Mr. Nosbaum has held positions as Chief Operating Officer and Vice President with responsibilities for manufacturing, product development, operations and marketing. Before joining Itron, Mr. Nosbaum was with Metricom Inc., a supplier of wireless data communications networking technology. Prior to joining Metricom, Mr. Nosbaum was with Schlumberger from 1969 to 1989 in various roles, including General Manager of Schlumberger’s Integrated Metering Systems Division.

Malcolm Unsworth* is President, Chief Operating Officer and a member of the Board of Directors. Mr. Unsworth joined Itron in July 2004 as Sr. Vice President, Hardware Solutions upon our acquisition of Schlumberger’s electricity metering business. Mr. Unsworth spent 25 years with Schlumberger. His last position with Schlumberger was as President of its electricity metering business from 2000 to 2004. Following Itron’s acquisition of Actaris in 2007, Mr. Unsworth was promoted to Sr. Vice President and Chief Operations Officer, Actaris. Mr. Unsworth was promoted to his current position in 2008 and elected to the Board of Directors on December 16, 2008.

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

Philip Mezey is Sr. Vice President and Chief Operating Officer - Itron North America. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group as a result of Itron’s acquisition of Silicon Energy Corp. (Silicon). He later was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005 he became Sr. Vice President Software Solutions and was promoted to his current position in 2007 following our acquisition of Actaris. Mr. Mezey joined Silicon in 2000 as Vice President, Software Development. Prior to joining Silicon, Mr. Mezey was a founding member of Indus, a leading provider of integrated asset and customer management software.

Marcel Regnier is Sr. Vice President and Chief Operating Officer - Actaris. Mr. Regnier joined Itron in April 2007 as part of the Actaris acquisition as Managing Director of Actaris’ water and heat business unit, a position he held since Actaris’ formation in 2001. In April 2008, Mr. Regnier was promoted to his current position. Prior to Actaris, Mr. Regnier was with Schlumberger for 20 years holding a variety of positions in areas including research and development, marketing and operations.

Jared Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004 as part of the Schlumberger electricity metering acquisition. Mr. Serff spent six years with Schlumberger, the last four of which were as Director of Human Resources with Schlumberger’s electricity metering business where he was in charge of personnel for all locations in Canada, Mexico, France, Taiwan and the United States.

* On February 12, 2009, Itron, Inc.’s Board of Directors elected Malcolm Unsworth to succeed LeRoy Nosbaum as President and Chief Executive Officer, effective March 31, 2009. Mr. Nosbaum will remain on the Board and serve as its Executive Chairman until December 31, 2009.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

Many industries have been affected by current economic factors, including the significant deterioration of global economic conditions. We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors including economic downturns, slowdowns in new residential and commercial construction, a customer’s access to capital at acceptable terms, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions and rising interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable.

Sales cycles for standalone meter products (i.e., meters without AMR and AMI features) are typically based on annual or bi-annual bid-based agreements, with no defined delivery dates. Customers can place purchase orders against these contracts as their meter stocks deplete, which can create fluctuations in our sales volumes.

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

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including costs related to acquisitions, in-process research and development (IPR&D), intangible asset amortization expenses, stock-based compensation, legal expenses, litigation, unexpected warranty liabilities, restructuring charges, size and timing of significant customer orders, FCC or other governmental actions, changes in accounting standards or practices, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, the shortage or change in price of certain components or materials, foreign currency fluctuations, changes in interest rates, limited access to capital at acceptable terms, increased competition and pricing pressure and general economic conditions affecting enterprise spending for the utility industry.

Our acquisitions of and investments in third parties carry risks and may affect earnings due to charges associated with the acquisition or could cause disruption to the management of our business.

We have acquired nine companies since December 31, 2002, the two largest of which are our most recent acquisition of Actaris for $1.7 billion and the acquisition of Schlumberger’s electricity metering business for $256 million in 2004. We expect to complete additional acquisitions and investments in the future, both within and outside of the United States. There are no assurances, however, that we will be able to successfully identify suitable candidates or negotiate acceptable acquisition terms. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that such financing would be available at acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies and products, lack of market acceptance of new services and technologies, difficulties in operating businesses in foreign legal jurisdictions, changes in the legal and regulatory environment or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. We may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business. Impairment of an investment or goodwill and intangible assets may also result if these risks materialize. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective or generate significant revenues, profits or cash flows. During prior years, we have incurred impairments and write-offs of minority interest investments. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs or other charges associated with the acquisition.

Impairment of our intangible assets, long-lived assets, goodwill or deferred tax assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, long-lived assets, goodwill and deferred tax assets that are susceptible to valuation adjustments as a result of changes in various factors or conditions.

We assess impairment of amortizable intangible and long lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

•	a significant underperformance relative to historical or projected future operating results;
•	a significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	a significant negative industry or economic trends;
•	a significant decline in our stock price for a sustained period;
•
changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater aggregation or disaggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

We do not believe an impairment assessment was required at December 31, 2008; however, such an assessment may be required in the future.

We assess the potential impairment of goodwill each year as of October 1. We also assess the potential impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse changes in our operations or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period.

The realization of our deferred tax assets related to net operating loss carryforward is supported by projections of future profitability. We provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different than expected, we may not be able to realize some or all of the tax benefit, which could have a material and adverse effect on our financial results and cash flows.

We are subject to international business uncertainties.

A substantial portion of our revenues are derived from operations conducted outside the United States. International sales and operations may be subject to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer receivable collection periods than in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing foreign operations, potential insolvency of international distributors, burdens of complying with different permitting standards and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

We depend on our ability to develop new products.

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, including technological advances, changing customer requirements, international market acceptance and other factors in the markets in which we sell our products. This product development will require continued investment in order to maintain our market position. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Oftentimes, new products require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner. Finally, we may not achieve market acceptance of our new products and services.

A significant portion of our revenues are generated from a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The 10 largest customers accounted for 15%, 14% and 40% of revenues for 2008, 2007 and 2006, respectively. One customer, Progress Energy, accounted for 16% of total Company revenues in 2006. No single customer represented more than 10% of total Company revenues in 2008 and 2007. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on us. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

As we enter into agreements related to the deployment of AMI products and technology, the potential value of these contracts could be substantially larger than contracts we have had with our customers in the past. These deployments could also last several years and thus exceed the length of prior deployment agreements. The terms and conditions of these AMI agreements related to testing, contractual liabilities, warranties, performance and indemnities could be substantially different than the terms and conditions associated with our standard products and services.

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have substantially greater financial, marketing, technical or manufacturing resources and, in some cases, have greater name recognition and experience. Some competitors may enter markets we serve and sell products at lower prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales and require us to invest additional funds in new technology development. We may also have to adjust the prices of some of our products to stay competitive. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations and cash flows.

We are affected by availability and regulation of radio spectrum.

A significant number of our products use radio spectrum, which are subject to regulation by the FCC in the United States. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed at acceptable terms, if at all. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the U.S. Congress will adopt additional changes.

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

We are also subject to regulatory requirements in jurisdictions outside of the United States. In those jurisdictions, licensees are generally required to operate a radio transmitter. Such licenses may be for a fixed term and must be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Most of our AMR modules and AMR-equipped electronic residential electricity meters are devices that transmit information back to handheld, mobile or fixed network AMR reading devices in unlicensed bands pursuant to rules regulating such use. To the extent we wish to introduce products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or rebrand certain products or packaging, any of which could affect our business, financial condition and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses at acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees, expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on certain key vendors.

Certain of our products, subassemblies and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality, costs and our vendor’s access to capital at acceptable terms. Any adverse change in the supply of, or price for, these components could adversely affect our business, financial condition and results of operations. In addition, we depend on a small number of contract manufacturing vendors for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. If any of these vendors should become unable to perform their responsibilities, our operations could be materially disrupted.

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

Our credit facility (credit facility) and the indentures related to our senior subordinated notes and our convertible senior subordinated notes, limit our ability and the ability of most of our subsidiaries to take certain actions.

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

Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures and continue research and development will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including counterparty risks with banks and other financial institutions. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are potentially exposed to default risk on our interest rate swaps and our line of credit.

As of December 31, 2008, we had $17.5 million of interest rate swaps, which convert an aggregate notional principal amount of $539.3 million (or approximately 73% of our term loans) from floating rate interest payments to fixed interest rate obligations. These swaps protect us against the risk of adverse fluctuations in the borrowing’s denominated London Interbank Offered Rate (LIBOR).

Given the current economic disruptions and the restructuring of various commercial financing organizations, there is a risk of counter-party default on these items. Currently, our exposure to default risk on our interest rate swap agreements is minimal as we are in a liability position on all interest rate swaps. However, if the LIBOR rates were to significantly increase, there is a risk that one or more counterparties may be unable to meet its obligations under the swap agreement.

At December 31, 2008, we had outstanding standby letters of credit of $50.2 million issued under our credit facility’s $115 million multicurrency revolver, resulting in $64.8 million being available for additional borrowings. The lenders of our credit facility consist of several participating financial institutions. Our lenders may not be able to honor their line of credit commitment due to the loss of a participating financial institution or other circumstance, which could lead us to seek financing in a credit market that is becoming less accessible. This could adversely impact our ability to fund some of our internal initiatives or future acquisitions.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES
The following table lists the number of factories and sales and administration offices by region.

	Manufacturing, Assembly, Service and Distribution		Sales, Administration and Other
	Owned	Leased	Owned	Leased
North America	4	11	1	28
Europe	14	6	-	26
Asia/Pacific	2	7	-	21
Other (rest of world)	4	2	-	15
Total	24	26	1	90

Our factory locations consist of manufacturing, assembly, service and distribution facilities. Our sales and administration offices may also include various product development operations. Itron North America facilities are located primarily in the United States, Canada and Mexico, while Actaris’ facilities are in Europe, Asia/Pacific and throughout the rest of the world. Our headquarters facility is located in Liberty Lake, Washington. Our principal properties are owned and in good condition and we believe our current facilities will be sufficient to support our operations for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

During the fourth quarter of 2008, Itron settled a lawsuit that had been filed against Itron by IP Co. LLC in the U.S. District Court for the Eastern District of Texas for an alleged infringement of a patent owned by IP Co. LLC. This settlement did not result in a material impact to Itron’s financial condition or results of operations.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron, Inc. during the fourth quarter of 2008.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2008 and 2007 as reported by the NASDAQ Global Select Market.

	2008		2007
	High	Low	High	Low
First Quarter	$100.00	$70.48	$68.91	$51.15
Second Quarter	$106.25	$88.77	$78.72	$64.57
Third Quarter	$105.99	$84.71	$96.08	$73.55
Fourth Quarter	$90.10	$34.25	$112.92	$72.78

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of NASDAQ (U.S. Companies) Index and our peer group of companies used for the year ended December 31, 2008.

The above presentation assumes $100 invested on December 31, 2003 in the common stock of Itron, Inc., the NASDAQ (U.S. Companies) Index and the peer group, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Our peer group consists of global companies that are either direct competitors or have similar industry and business operating characteristics. Our peer group includes the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., ESCO Technologies Inc., Mueller Water Products, LLC, National Instruments Corporation and Roper Industries, Inc.

Holders

At January 31, 2009 there were 315 holders of record of our common stock.

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

Unregistered Equity Security Sales

In January 2009, we entered into an exchange agreement with holders of our convertible notes to issue, in the aggregate, 93,109 shares of Itron’s common stock, no par value (the Common Stock), in exchange for, in the aggregate, $5,000,000 principal amount of the convertible notes, representing 2% of the aggregate outstanding principal amount of the convertible notes. All of the convertible notes acquired by us pursuant to the exchange agreement were retired upon closing of the exchange. The issuance of the shares of common stock in these transactions was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. No commission or remuneration was paid or given, directly or indirectly, for soliciting these transactions. The number of shares of common stock issued was less than 1% of the number of shares outstanding of our common stock subsequent to the January 26, 2009 Form 8-K.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below is derived from our consolidated financial statements, which have been audited by independent registered public accounting firms. This selected consolidated financial and other data represents portions of our financial statements. You should read this information together with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2008	2007 (1)	2006	2005	2004 (2)
	(in thousands, except per share data)
Statements of Operations Data
Revenues	$1,909,613	$1,464,048	$644,042	$552,690	$399,194
Cost of revenues	1,262,756	976,761	376,600	319,069	228,525

Gross profit	646,857	487,287	267,442	233,621	170,669
Operating expenses
Sales and marketing	167,457	125,842	63,587	56,642	45,279
Product development	120,699	94,926	58,774	47,077	44,379
General and administrative	128,515	100,071	52,213	44,428	35,490
Amortization of intangible assets	120,364	84,000	31,125	38,846	27,901
In-process research and development	-	35,975	-	-	6,400
Restructurings	-	-	-	390	7,258
Total operating expenses	537,035	440,814	205,699	187,383	166,707

Operating income	109,822	46,473	61,743	46,238	3,962
Other income (expense)
Interest income	5,970	10,477	9,497	302	166
Interest expense	(80,735)	(89,965)	(17,785)	(18,944)	(13,145)
Other income (expense), net	(2,984)	435	(1,220)	(68)	(389)
Total other income (expense)	(77,749)	(79,053)	(9,508)	(18,710)	(13,368)

Income (loss) before income taxes	32,073	(32,580)	52,235	27,528	(9,406)
Income tax (provision) benefit	(4,014)	16,436	(18,476)	5,533	4,149

Net income (loss)	$28,059	$(16,144)	$33,759	$33,061	$(5,257)

Earnings (loss) per common share
Basic	$0.85	$(0.55)	$1.33	$1.41	$(0.25)

Diluted	$0.80	$(0.55)	$1.28	$1.33	$(0.25)

Weighted average common shares outstanding
Basic	33,096	29,584	25,414	23,394	20,922
Diluted	34,951	29,584	26,283	24,777	20,922

Balance Sheets Data
Working capital (3)	$293,296	$249,579	$492,861	$116,079	$58,123
Total assets	2,871,214	3,050,566	988,522	598,884	557,151
Total debt	1,190,018	1,590,541	469,324	166,929	278,235
Shareholders' equity	1,035,391	758,802	390,982	317,534	184,430

(1)
On April 18, 2007, we completed the acquisition of Actaris. Refer to “Item 8: Financial Statements and Supplementary Data, Note 4: Business Combinations" for a discussion of the effects of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2007 includes the operating activities of the Actaris acquisition from April 18, 2007 through December 31, 2007.

(2)
On July 1, 2004, we completed the acquisition of Schlumberger's electricity metering business. The Consolidated Statement of Operations for the year ended December 31, 2004 includes the operating activities of this acquisition from July 1, 2004 through December 31, 2004.

(3)	Working capital represents current assets less current liabilities.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8: Financial Statements and Supplementary Data.”

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Revenues include hardware, software, managed services and consulting. Cost of revenues includes materials, labor, overhead, warranty expense and distribution and documentation costs for software.

Highlights

Our financial results for the year ended December 31, 2008 include the operations of our two operating segments: Itron North America and Actaris. Actaris was acquired on April 18, 2007; therefore our 2007 operating results reflect Actaris’ operations from the date of acquisition through December 31, 2007. A small portion of Itron North America’s operations outside North America was transferred to our Actaris operating segment on January 1, 2008, resulting in a restatement of 2007 segment information for comparative purposes.

Highlights for the year ended December 31, 2008 include:

•	revenues of $1.9 billion
•	diluted earnings per common share (EPS) of 80 cents
•	annual bookings of $2.5 billion
•	cash flow from operations of $193 million

We made debt repayments of $388 million during the year ended December 31, 2008. These repayments were made with cash flows from operations and a portion of the $311 million in net proceeds from the sale of 3.4 million shares of our common stock, which was completed in the second quarter of 2008. Cash and cash equivalents were $144 million at December 31, 2008.

Total Company Revenues, Gross Profit and Margin and Unit Shipments

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(in millions)		(in millions)		(in millions)
Revenues	$1,909.6	30%	$1,464.0	127%	$644.0
Gross Profit	646.9	33%	487.3	82%	267.4
Gross Margin	34%		33%		42%

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues by region
Europe	$916.3	$623.6	$4.0
United States and Canada	648.0	596.6	602.9
Other	345.3	243.8	37.1
Total revenues	$1,909.6	$1,464.0	$644.0

Revenues
Year-over-year revenue growth was primarily due to the Actaris acquisition in the second quarter of 2007. In addition, both Actaris and Itron North America realized higher revenues in 2008 due to increased shipments of AMR-enabled meters. The decline in revenue in the United States and Canada from 2006 to 2007 was due primarily to the completion of a large contract with Progress Energy.

No single customer represented more than 10% of total revenues for 2008 or 2007. One customer, Progress Energy, represented 16% of total revenues for the year ended December 31, 2006. The 10 largest customers accounted for approximately 15%, 14% and 40% of total revenues in 2008, 2007 and 2006, respectively.

Gross Margins
Gross margin was 34% in 2008, compared with 33% in 2007 and 42% in 2006. The mix of system sales to meter sales is higher in Itron North America than Actaris resulting in different margins between the segments. During 2007, business combination accounting rules required the valuation of Actaris inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired as part of the Actaris acquisition was increased by $16.0 million, which lowered the 2007 total Company gross margin by one percentage point.

Unit Shipments
Meters can be sold with and without AMR functionality. In addition, AMR modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total meters (with and without AMR)
Electricity - Itron North America	4,800	5,075	6,625
Electricity - Actaris	7,840	5,400	-
Gas	4,080	2,600	-
Water	8,440	5,575	-
Total meters	25,160	18,650	6,625

AMR units (Itron North America & Actaris)
Meters with AMR	4,700	3,600	4,000
AMR modules	4,890	4,675	4,625
Total AMR units	9,590	8,275	8,625

Meters with other vendors' AMR	840	925	925

Operating Segment Results

The Actaris operating segment consists primarily of the operations from the Actaris acquisition, as well as other Itron operations not located in North America that are now included in the Actaris operating segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of revenues located in the United States and approximately 20% located throughout the rest of the world. Our remaining operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our operating segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement. For the January 1, 2008 refinement, we have not restated the historical segment reporting for 2006 as the amounts were not material.

We have three measures of segment performance: revenue, gross profit (margin) and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Depreciation and amortization expenses are allocated to our segments. For each of the years ended December 31, 2008, 2007 and 2006, Itron North America depreciation and amortization expense was $41.4 million, $43.8 million and $46.2 million. Depreciation and amortization expense for Actaris for the years ended December 31, 2008 and 2007 was $132.2 million and $82.6 million.

Segment Products

Itron North America
Electronic electricity meters with and without AMR functionality; gas and water AMR modules; handheld, mobile and network AMR data collection technologies; advanced metering infrastructure (AMI) technologies; software, installation, implementation, consulting, maintenance support and other services.

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

The following tables and discussion highlight significant changes in trends or components of each segment.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(in millions)		(in millions)		(in millions)
Segment Revenues
Itron North America	$628.2	6%	$593.5	(8%)	$644.0
Actaris	1,281.4	47%	870.5	-	-
Total revenues	$1,909.6	30%	$1,464.0	127%	$644.0

	Year Ended December 31,
	2008		2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)
Itron North America	$247.8	39%	$247.3	42%	$267.4	42%
Actaris	399.1	31%	240.0	28%	-	-
Total gross profit and margin	$646.9	34%	$487.3	33%	$267.4	42%

	Year Ended December 31,
	2008		2007		2006
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)
and Operating Margin	(in millions)		(in millions)		(in millions)
Itron North America	$77.1	12%	$74.4	13%	$89.0	14%
Actaris	70.4	5%	4.1	0%	-	-
Corporate unallocated	(37.7)		(32.0)		(27.3)
Total Company	$109.8	6%	$46.5	3%	$61.7	10%

Itron North America: Revenues increased $34.7 million, or 6%, in 2008, compared with 2007, due to increased sales for many of our products and services, with the largest increase in standalone AMR water and gas modules. The decline in revenue from 2006 to 2007 was due to the completion of a large contract with Progress Energy.

Gross margin decreased three percentage points in 2008, compared with 2007, primarily as a result of lower overhead absorption due to lower electricity meter volumes. Gross margin remained constant in 2007, compared with 2006, as a result of increased margins in 2007 from product mix, offset by lower overhead absorption from lower volumes. Approximately 60% of our meters sold in 2008 were equipped with our AMR technology, compared with 45% in 2007 and 60% in 2006.

One customer accounted for 10% of the Itron North America operating segment revenues in 2008 while no single customer represented more than 10% in 2007. Progress Energy accounted for 16% of the Itron North America operating segment revenues in 2006.

Itron North America operating expenses as a percentage of revenues were 27% in 2008, compared with 29% in 2007 and 28% in 2006. During 2008, amortization of intangible assets and corporate overhead costs declined by approximately $10.6 million. This decrease was partially offset by increased research and development (R&D) costs, which were 12% of revenues in 2008. During 2007, operating expenses increased compared with 2006. The increase was primarily due to R&D costs, which were 11% of revenues, compared with 9% in 2006. This increase was partially offset by a decline in intangible asset amortization and lower bonus and profit sharing expense.

Actaris: Actaris was acquired on April 18, 2007. Certain operations not located in North America that were previously reported within the Itron North America operating segment were moved to the Actaris operating segment on January 1, 2008, due to a realignment. Therefore, 2007 segment information has been restated to conform to the January 1, 2008 presentation.

Actaris revenues for 2008 increased by $410.9 million as a result of a full year of results, whereas revenues for 2007 primarily included results of operations from the date of acquisition on April 18, 2007. The electricity business line revenues as a percentage of total operating segment revenues decreased due to the completion of a significant prepayment project. Business line revenues for Actaris were as follows:

	Year Ended December 31, 2008	April 18, 2007 through December 31, 2007

Electricity	38%	43%
Gas	33%	30%
Water	29%	27%

Gross margin for 2008 was three percentage points higher at 31%, compared with 28% in 2007. In 2007, gross margin was negatively impacted by a two percent point reduction due to the revaluation of inventory on hand at the acquisition date in accordance with business combination accounting rules, which increased cost of sales. Gross margin was also favorably impacted in 2008 by product mix and lower indirect cost of sales.

No single customer represented more than 10% of the Actaris operating segment revenues for the years ended December 31, 2008 and 2007.

Operating expenses for Actaris were $328.7 million, or 26% of revenues, for 2008, compared with $235.9 million, or 27% of revenues, in 2007. Operating expenses have increased in all areas due to higher revenues, increased emphasis on product development, higher intangible asset amortization, general and administrative expense for financial integration and foreign exchange fluctuations. Operating expenses for 2007 primarily included results from the date of acquisition as well as $35.8 million of IPR&D costs recorded in accordance with business combination accounting rules.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” Corporate unallocated expenses increased $5.7 million for the year ended December 31, 2008, compared with 2007, due to increased compensation and financial integration expenses. These expenses, as a percentage of total Company revenues, were 2% in 2008 and 2007 and 4% in 2006.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
	(in millions)		(in millions)		(in millions)
Sales and marketing	$167.5	9%	$125.8	9%	$63.6	10%
Product development	120.7	6%	94.9	6%	58.8	9%
General and administrative	128.5	7%	100.1	7%	52.2	8%
Amortization of intangible assets	120.3	6%	84.0	6%	31.1	5%
In-process research and development	-	-	36.0	2%	-	-
Total operating expenses	$537.0	28%	$440.8	30%	$205.7	32%

As a percentage of revenues, operating expenses have remained constant between 2008 and 2007, except for IPR&D, which was directly related to the Actaris acquisition. Operating expenses in 2006 reflect higher costs as a percentage of revenue due to lower revenues and more of an emphasis on research and development. Amortization of intangible assets increased $36.3 million in 2008 and $52.9 million in 2007 due to the Actaris acquisition and as a result of amortization based on estimated discounted cash flows. General and administrative expenses in 2008 were impacted by increased compensation and financial integration expenses. We have devoted significant resources and time to comply with internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In 2007, the acquisition of Actaris also resulted in $36 million of IPR&D expense, consisting primarily of next generation technology. These research and development projects were completed in 2008 and expensed as product development.

Other Income (Expense)

The following table shows the components of other income (expense).

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Interest income	$5,970	$10,477	$9,497
Interest expense	(71,817)	(76,443)	(13,205)
Amortization of debt placement fees	(8,918)	(13,522)	(4,580)
Other income (expense), net	(2,984)	435	(1,220)
Total other income (expense)	$(77,749)	$(79,053)	$(9,508)

Interest income: Our cash balances have fluctuated period over period due to the timing of proceeds from the sale of common stock and repayments on borrowings. The decrease in interest income in 2008 from 2007 and 2006 was primarily the result of lower average cash and cash equivalent balances and short-term investments. The decrease in interest income was also impacted by reduced market interest rates during 2008. Such average balances were $119.5 million, $174.0 million and $193.8 million during 2008, 2007 and 2006, respectively. The higher cash and short-term investment balances during the previous two years were attributable to the issuance of $345 million 2.50% convertible senior subordinated notes (convertible notes) in August 2006 and the sale of 4.1 million shares of common stock in March 2007, the proceeds of which were used to fund a portion of the Actaris acquisition on April 18, 2007. In May 2008, we sold 3.4 million shares of common stock, with net proceeds of $311 million, partially offset by our repayment of borrowings.

Interest expense: Interest expense decreased 6% in 2008, compared with 2007. This decrease was due to a reduction in the Company’s applicable margin for the term loans from 2% to 1.75% effective August 2008 and lower market rates on the floating portion of our debt, partially offset by a full year of interest expense from the $1.2 billion credit facility used to finance the Actaris acquisition on April 18, 2007. The average loan balance outstanding during 2008 was $1.4 billion, compared with $1.3 billion during 2007 as the credit facility was outstanding for a full year in 2008. The increase in interest expense in 2007, compared with 2006, was primarily the result of the new $1.2 billion credit facility and the $345 million convertible notes issued in August 2006. Average loan balances outstanding during 2006 were $273.7 million.

Amortization of debt placement fees: Amortization of debt placement fees decreased in 2008, compared with 2007, due to the write-off of $6.6 million associated with our convertible notes in September 2007. The debt placement fees associated with our convertible notes were amortized through the date of the earliest put or conversion option; therefore, when our convertible notes exceeded the conversion threshold, the remaining debt placement fees were written-off. In addition, when debt is repaid early, the portion of unamortized prepaid debt fees related to the early principal repayment is written-off and included in interest expense. Amortization of prepaid debt fees was higher in 2007, compared with 2006, due to the August 2006 issuance of our convertible notes.

Other income (expense): Other income (expense) consists primarily of foreign currency gains and losses, which can vary from period to period, as well as other non-operating events or transactions. In 2008, other expenses, net resulted primarily from net foreign currency losses due to balances denominated in a currency other than the reporting entity’s functional currency. In 2007, in addition to foreign currency fluctuations, other income, net included $3.0 million in unrealized gains on our euro denominated borrowings, which are now designated as a hedge of a net investment in foreign operations, with future foreign currency fluctuations recorded in other comprehensive income. Other income, net in 2007 also included $2.8 million in net realized gains from foreign currency hedge range forward contracts that were settled as part of the Actaris acquisition and a $1.0 million realized gain from an overnight euro rate change prior to the acquisition of Actaris. During 2006, other expense consisted primarily of foreign currency fluctuations.

Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business conducted in domestic and international jurisdictions, research credits, state income taxes and changes in valuation allowance.

Our tax provision as a percentage of income before tax was 12.5% for 2008. Our actual effective tax rate for 2008 was lower than the federal statutory rate due to a variety of factors, including lower effective tax rates on certain international earnings due to an election made under Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007 that resulted in a reduced global effective tax rate. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

Our tax benefit as a percentage of loss before tax was 50.5% for 2007. Our actual effective tax benefit for 2007 was higher than the federal statutory rate as a result of benefits from legislative tax rate reductions in Germany and the United Kingdom. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from approximately 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%. These benefits were offset by IPR&D, which was not tax deductible and increased our effective tax rate. The 2007 effective tax rate was also favorably impacted by lower effective tax rates on international earnings due to the Internal Revenue Code Section 338 election.

Our 2006 effective tax rate equaled the statutory tax rate of 35%. Although our actual income tax rate was the same as the statutory rate, this was due to several factors. Such factors include state income taxes that increased the actual income tax rate, the adoption of SFAS 123(R), Share-Based Payment, and current year federal, state and Canadian R&D credits that decreased the actual income tax rate. The tax provision was further reduced by approximately $1.5 million due to prior year state and Canadian R&D credits and the signing of the Relief and Health Care Act, extending the research tax credit for qualified research expenses incurred throughout 2006 and 2007. We recorded approximately $2.2 million in federal and state R&D credits after the effective date of this legislation.

We adopted the provisions Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, on January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, we recognized a $5.4 million increase in the liability for unrecognized tax benefits, with a corresponding increase in deferred tax assets. Our implementation did not require an adjustment to retained earnings.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. For each of the years ended December 31, 2008 and 2007, we recognized interest and penalties of approximately $1.2 million. At December 31, 2008 and 2007, the amount of accrued interest totaled $3.2 million and $2.7 million, respectively, and the amount of accrued penalties totaled $2.9 million and $2.2 million, respectively. The amount of unrecognized tax benefits that would affect our actual tax rate at December 31, 2008, December 31, 2007 and January 1, 2007 were $37.0 million, $8.4 million and $5.4 million, respectively. Over the next 12 months, we do not expect our unrecognized tax benefits to change significantly except for the payment of approximately $4.5 million income tax obligations related to FIN 48. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenues Service has completed its examinations of our federal income tax returns for the tax years 1993 through 1995. Due to the existence of net operating loss and tax credit carryforwards, tax years subsequent to 1995 remain open to examination by the major tax jurisdictions to which we are subject. Actaris’ subsidiaries in France are currently finalizing an examination for the years 2004 through 2006.

Financial Condition

Cash Flow Information:
	Year Ended December 31,
	2008	2007	2006
	(in millions)
Operating activities	$193.2	$133.3	$94.8
Investing activities	(67.1)	(1,714.4)	(85.5)
Financing activities	(63.4)	1,310.4	318.5
Effect of exchange rates on cash and cash equivalents	(10.3)	1.3	-
Increase (decrease) in cash and cash equivalents	$52.4	$(269.4)	$327.8

Cash and cash equivalents increased from $92.0 million at December 31, 2007 to $144.4 million at December 31, 2008. The increase in cash was the result of cash flows from operations and the $311.1 million stock offering in May 2008, partially offset by $388.4 million in debt repayments. The cash and cash equivalents balance of $361.4 million at December 31, 2006 consisted primarily of the proceeds of the $345 million of convertible notes issued in August 2006, which were subsequently used in 2007 to fund the Actaris acquisition.

Operating activities: Cash provided by operating activities increased $59.9 million in 2008, compared with 2007. Non-cash charges for 2008 consisted primarily of depreciation on property, plant and equipment, amortization of intangible assets, stock-based compensation and amortization of prepaid debt fees, partially offset by increased deferred income taxes. Non-cash charges in 2007 also include IPR&D related to the Actaris acquisition. We did not have non-cash charges in 2008 and 2007 related to tax benefits on stock-based compensation expense as we do not expect to pay cash taxes. Changes in our operating assets and liabilities during 2008 consisted primarily of lower receivables and inventory, as well as slightly higher payables. Changes in our operating assets and liabilities during 2007 consisted primarily of lower inventory balances and increased payables, completely offset by increased accounts receivable. Changes in operating assets and liabilities during 2006 resulted in a net decrease to operating cash flows. The balances of our operating assets and liabilities can fluctuate as a result of the timing of customer orders and revenues.

Investing activities: The acquisition of property, plant and equipment increased $22.8 million in 2008, compared with 2007, consisting primarily of manufacturing equipment for production capacity expansion and our new AMI product line. Cash paid for the acquisition of Actaris in 2007 was approximately $1.7 billion. In 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the Actaris acquisition. During 2006, we invested $205.0 million in short-term held to maturity investments from the net proceeds of our $345 million convertible notes issuance. The remaining proceeds were placed in cash and cash equivalents. As the investments matured, $170.4 million was placed in cash and cash equivalents. For 2006, property, plant and equipment purchases were $31.7 million and were primarily related to capital improvements to our new corporate headquarters and our enterprise resource planning system upgrade. Investing activities in 2006 also included a total of $21.1 million used for three small acquisitions.

During 2007, contingent consideration of $7.9 million became payable for our 2006 acquisition of ELO Sistemas e Tecnologia Ltda (ELO), of which $6.9 million was paid during 2008. We paid the remaining $1.0 million in January 2009. In addition, during 2008, contingent consideration totaling $1.3 million became payable for our 2006 acquisitions of Flow Metrix, Inc. and Quantum Consulting, Inc. These amounts are expected to be paid in 2009.

Financing activities: We financed the 2007 acquisition of Actaris with proceeds from a new credit facility and sale of common stock. Proceeds from the credit facility were $1.2 billion, partially offset by debt placement fees of $22.1 million. Net proceeds from the sales of common stock were $310.9 million in 2008 and $225.2 million in 2007. Cash generated from the exercise of stock-based awards was $13.4 million during 2008, compared with $22.4 million for the 2007 and $15.3 million in 2006. During 2008, we repaid $388.4 million of our borrowings from proceeds of the sale of common stock and operating cash flows, compared with $76.1 million in 2007 and $42.7 million in 2006. In 2006, we received $345.0 million in gross proceeds from the issuance of convertible notes, with debt placement fees of $8.8 million.

Effect of exchange rates on cash and cash equivalents: The effect of exchange rates on the cash balances of currencies held in foreign denominations for 2008 was a decrease of $10.3 million, compared with an increase of $1.3 million for 2007. There was no effect of foreign exchange rate changes on cash and cash equivalents for 2006.

Off-balance sheet arrangements:
We had no off-balance sheet financing agreements or guarantees at December 31, 2008, 2007 and 2006 that we believe were reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Disclosures about contractual obligations and commitments:
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2008, as well as an estimate of the timing in which these obligations are expected to be satisfied.

		Less than	1-3	3-5	Beyond
	Total	1 year	years	years	5 years
	(in thousands)
Credit facility (1)
USD denominated term loan	$443,047	$17,910	$37,763	$37,877	$349,497
EUR denominated term loan	448,891	21,883	42,374	42,817	341,817
Senior subordinated notes (1)	139,241	8,422	16,986	113,833	-
Convertible senior subordinated notes (1) (2)	366,129	8,618	357,511	-	-
Operating lease obligations (3)	22,578	9,207	8,802	3,422	1,147
Purchase and service commitments (4)	166,154	162,961	3,052	141	-
Other long-term liabilities reflected on the balance
sheet under generally accepted accounting principles (5)	79,315	-	42,608	12,971	23,736
Total	$1,665,355	$229,001	$509,096	$211,061	$716,197

(1)
Borrowings are disclosed within “Item 8: Financial Statements and Supplementary Data, Note 7: Debt”, with the addition of estimated interest expense, not including the amortization of prepaid debt fees.

(2)
Our convertible notes have a stated due date of August 2026. We expect the outstanding principal and the unpaid accrued interest to be paid by August 2011 due to the combination of put, call and conversion options as outlined in the indenture.

(3)
Operating lease obligations are disclosed in “Item 8: Financial Statements and Supplementary Data, Note 13: Commitments and Contingencies” and do not include common area maintenance charges, real estate taxes and insurance charges for which we are obligated.

(4)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2008 if the commitments were canceled.

(5)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments and other obligations. Estimated pension benefit payments include amounts through 2018. Non-current FIN 48 liabilities totaling $32.0 million, which include interest and penalties, as well as non-current deferred income taxes, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities.

Liquidity, Sources and Uses of Capital:
Our principal sources of liquidity are cash flows from operations, borrowings and sales of common stock. Cash flows can fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balance of our euro denominated term loan at December 31, 2008 and 2007 was €254.1 million and €302.5 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated LIBOR or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin of 1.75% subject to factors including our consolidated leverage ratio. Our interest rates were 3.19% for the U.S. dollar denominated and 6.89% for the euro denominated term loans at December 31, 2008. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at December 31, 2008. At December 31, 2008, there were no borrowings outstanding under the revolver and $50.2 million was utilized by outstanding standby letters of credit resulting in $64.8 million being available for additional borrowings.

We repaid $372.7 million of the term loans during 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the sale of 3.4 million shares of our common stock. During 2007, we repaid $76.1 million of the term loans.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2008. From time to time, we may reacquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.

During 2008, we reacquired $15.3 million in principal amount of the subordinated notes. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at December 31, 2008. Currently, some or all of the subordinated notes may be redeemed at our option at a redemption price of 103.875% of the principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

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

The convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, under the following circumstances, as defined in the indenture (filed with the SEC on November 6, 2006 as Exhibit 4.16 to our Quarterly Report on Form 10-Q):

o
during any fiscal quarter commencing after December 31, 2006, if the closing sale price per share of our common stock exceeds $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the principal amount payable will be less than the $1,000 principal amount and will be settled in cash.

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

On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2008.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At December 31, 2008 and 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. However, during the third quarter of 2008 and the third quarter of 2007, the contingent conversion threshold of our convertible notes was exceeded, and the notes became convertible for the following quarters. During the fourth quarter of 2008, one holder elected to convert $412,000 of the notes.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion (see New Accounting Pronouncements).

Other Sources and Uses of Capital
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At December 31, 2008, in addition to the outstanding standby letters of credit of $50.2 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. At December 31, 2007, Actaris had $28.0 million of unsecured multicurrency revolving line of credit with total outstanding standby letters of credit of $5.9 million. Unsecured surety bonds in force were $33.1 million and $13.8 million at December 31, 2008 and 2007, respectively. The increase in bonds relates to a major sales contract signed in 2007. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Our net deferred income tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. For 2008 and 2007, we had operating losses for federal income tax purposes and did not pay cash taxes. For state income tax purposes we paid a minimal amount of cash taxes. However, we paid approximately $26.3 million and $21.7 million in local and foreign tax obligations for the years ended December 31, 2008 and 2007, respectively. Based on current projections, we expect to pay minimal U.S. federal and state taxes and approximately $25.5 million in local and foreign taxes in 2009.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For the year ended December 31, 2008, we contributed approximately $445,000 to the defined benefit pension plans and expect to contribute a total of $400,000 in 2009.

Working capital, which represents current assets less current liabilities, was $293.3 million at December 31, 2008, compared with $249.6 million at December 31, 2007. The $43.7 million increase in working capital resulted primarily from cash generated from operations.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations and other factors described under “Risk Factors” within Item 1A of Part 1.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($11.7 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Previously recorded unearned revenue and deferred costs are recognized when the applicable revenue recognition criteria are met. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues.

Warranty: We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of projected warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. The long-term warranty balance includes estimated warranty claims beyond one year.

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

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. We test goodwill for impairment each year as of October 1, under the guidance of SFAS 142, Goodwill and Other Intangible Assets. Our Itron North America operating segment represents one reporting unit, while our Actaris operating segment has three reporting units. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-Based Compensation: SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, based on estimated fair values. We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Defined Benefit Pension Plans: We sponsor both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service lifetime, the expected rate of return on plan assets and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We use the average 15 year corporate bond yield curve from the central banks of each respective country in which we have an established benefit pension plan. The weighted average discount rate used to measure the projected benefit obligation as of December 31, 2008 was 6.52%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2008 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in other comprehensive income in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. For 2008, we contributed approximately $445,000 to the defined benefit pension plans and for 2009, we expect to contribute a total of $400,000. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant.

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and foreign jurisdictions, research credits and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable.

We record valuation allowances to reduce deferred income tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

We are subject to audit in multiple taxing jurisdictions in which we operate. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

We provide reserves for unrecognized tax benefits as required under FIN 48. In applying the standards of FIN 48, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial and regulatory guidance applicable to those positions. FIN 48 requires us to make assumptions and judgments about potential outcomes that lie outside management’s control. To the extent the tax authorities disagree with our conclusions, and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. We use observable market inputs based on the type of derivative and the nature of the underlying instrument. The net fair value may switch between a net asset and a net liability depending on the mark-to-market at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement.

Foreign Exchange: Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes. SFAS 141(R) requires assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that IPR&D be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures including how and why derivative instruments are used and how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (see Item 8: Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies). We do not expect this FSP to have a material effect on our nonfinancial assets and nonfinancial liabilities in our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, (FSP 14-1) addressing convertible instruments that may be settled in cash upon conversion, such as our convertible senior subordinated notes. FSP 14-1 requires the convertible debt to be separated between its liability and equity components in a manner that reflects our non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt FSP 14-1 on January 1, 2009. The impact of the adoption of FSP 14-1 will be as follows:

	Year Ended December 31,
	2008			2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations

Interest expense	$(80,735)	$(13,442)	$(94,177)	$(89,965)	$(10,970)	$(100,935)
Other income (expense)	$(2,984)	$(49)	$(3,033)	$435	$-	$435
Total other income (expense)	$(77,749)	$(13,491)	$(91,240)	$(79,053)	$(10,970)	$(90,023)
Income (loss) before income taxes	$32,073	$(13,491)	$18,582	$(32,580)	$(10,970)	$(43,550)
Income tax (provision) benefit	$(4,014)	$5,243	$1,229	$16,436	$4,263	$20,699
Net income (loss)	$28,059	$(8,248)	$19,811	$(16,144)	$(6,707)	$(22,851)

Earnings (loss) per common share
Basic	$0.85	$(0.25)	$0.60	$(0.55)	$(0.22)	$(0.77)
Diluted	$0.80	$(0.23)	$0.57	$(0.55)	$(0.22)	$(0.77)

	At December 31,
	2008			2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheets

Deferred income taxes, net	$45,783	$(14,866)	$30,917	$75,243	$(20,109)	$55,134
Total assets	$2,871,214	$(14,866)	$2,856,348	$3,050,566	$(20,109)	$3,030,457

Long-term debt	$1,179,249	$(38,251)	$1,140,998	$1,578,561	$(51,742)	$1,526,819
Total liabilities	$1,835,823	$(38,251)	$1,797,572	$2,291,764	$(51,742)	$2,240,022

Common stock	$951,007	$41,177	$992,184	$609,902	$41177	$651,079
Retained earnings	$50,291	$(17,792)	$32,499	$22,232	$(6,707)	$15,525
Cumulative effect of change in
accounting principle	$-	$-	$-	$-	$(2,837)	$(2,837)
Total shareholders' equity	$1,035,391	$23,385	$1,058,776	$758,802	$31,633	$790,435

Total liabilities and shareholders' equity	$2,871,214	$(14,866)	$2,856,348	$3,050,566	$(20,109)	$3,030,457

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require additional fair value disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is effective for our December 31, 2009 Annual Report on Form 10-K.

Subsequent Event

On January 26, 2009, we filed a Form 8-K, as required by Item 701 of Regulation S-K, to disclose that we entered into exchange agreements with holders of our convertible notes to issue, in the aggregate, 2,158,842 shares of Itron’s common stock, no par value (the common stock), in exchange for, in the aggregate $115,984,000 principal amount of the convertible notes, representing 34% of the aggregate principal amount of the convertible notes.

Subsequent to the filing of the Form 8-K, we entered into a similar exchange agreement with another holder of the convertible notes to issue 93,109 shares of the common stock in exchange for $5,000,000 principal amount of the convertible notes, representing 2% of the aggregate principal amount of the convertible notes. The number of shares of common stock issued was less than 1% of the number of shares outstanding of our common stock subsequent to the January 26, 2009 Form 8-K.

All of the convertible notes acquired by us pursuant to these exchange agreements were retired upon closing of the exchanges. The issuance of the shares of the Common Stock in these transactions was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. No commission or remuneration was paid or given, directly or indirectly, for soliciting these transactions.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal over the remaining lives of our debt at December 31, 2008. As a result or our interest rate swaps, 83% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Wells Fargo swap yield curve as of December 31, 2008, our estimated ratio of funded debt to EBITDA, which determines our rate margin, and a static foreign exchange rate at December 31, 2008.

	2009	2010	2011	2012	2013	Beyond 2013	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$-	$-	$344.6	$-	$-	$-	$344.6
Interest rate	2.50%	2.50%	2.50%

Principal: Subordinated notes (2)	$-	$-	$-	$109.6	$-	$-	$109.6
Interest rate	7.75%	7.75%	7.75%	7.75%

Variable Rate Debt (3)
Principal: U.S. dollar term loan	$6.1	$6.1	$6.1	$6.1	$6.1	$345.2	$375.7
Average interest rate	3.13%	3.75%	3.20%	3.49%	3.71%	3.87%

Principal: Euro term loan	$4.8	$4.8	$4.8	$4.8	$4.8	$336.5	$360.5
Average interest rate	4.71%	4.80%	4.43%	4.71%	4.87%	5.00%

Interest rate swap on euro term loan (4)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%
Average interest rate (Receive)	4.96%	5.05%	4.68%	4.96%
Net/Spread	(1.63%)	(1.54%)	(1.91%)	(1.63%)

Interest rate swaps on USD term loan (5)
Average interest rate (Pay)	2.84%	2.68%
Average interest rate (Receive)	1.38%	2.00%
Net/Spread	(1.46%)	(0.68%)
				-
(1)
$344.6 million of 2.50% convertible notes due August 2026, with fixed interest payments due every six months, in February and August. Due to the combination of put, call and conversion options that are part of the terms of the convertible note agreement, we expect the outstanding principal and the unpaid accrued interest to be paid by August 2011 (see Note 7).

(2)
The $109.6 million aggregate principal amount of 7.75% subordinated notes, due in 2012, was originally discounted to $99.265 per $100 of principal to yield 7.875%. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at December 31, 2008 (see Note 7).

(3)	The Actaris acquisition was financed in part by a $1.2 billion senior secured credit facility, of which $736.2 million remains outstanding at December 31, 2008 (see Note 7).
(4)
Interest rate swap to convert a significant portion of our €254.1 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. As a result of expected prepayments, the interest rate swap will terminate before the stated maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 8).

(5)
Interest rate swaps to convert $200 million of our $375.7 million U.S. dollar denominated term loan from a floating 1-month LIBOR interest rate, plus an additional margin, to a fixed 3.01% interest rate through June 30, 2009, and a fixed 2.68% interest rate for one year beginning on June 30, 2009, plus the additional margin. These variable-to-fixed interest rate swaps are considered/expected to be highly effective cash flow hedges (see Note 8).

In 2008, we entered into a one-year interest rate swap, which is effective on June 30, 2009 when our one-year interest rate swap entered into on June 30, 2008 expires. This swap will convert $200 million of our USD term loan from a floating 1-month LIBOR interest rate to a fixed 2.68% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a liability was $3.1 million ($1.7 million as a short-term liability and $1.4 million as a long-term liability) at December 31, 2008. The amount of net losses expected to be reclassified into earnings from June 30, 2009 through December 31, 2009 is approximately $881,000, which was based on the Wells Fargo swap yield curve as of December 31, 2008.

In 2007, we entered into an interest rate swap to convert a significant portion of our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter. The notional amount of the swap was $339.3 million (€239.1 million) and the fair value, recorded as a liability was $12.0 million ($4.7 million as a short-term liability and $7.3 million as a long-term liability), at December 31, 2008. The fair value, recorded as a long-term liability, was $1.7 million at December 31, 2007. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $4.8 million, which was based on the Wells Fargo swap yield curve as of December 31, 2008.

We will monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries and, therefore, face exposure to movements in foreign currency exchange rates. As a result of the Actaris acquisition, commencing in the second quarter of 2007, a majority of our revenues and operating expenses are denominated in foreign currencies, resulting in changes in our foreign currency exchange rate exposures that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 66%, 59% and 6% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, we began entering into monthly foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. At December 31, 2008, the notional amount of these forward contracts was $4.5 million and the fair value, recorded as other current liabilities was $67,000. The amount of net gains realized from the settlement of these monthly contracts was $1.8 million for the year ended December 31, 2008. These contracts are not designated as accounting hedges.

In 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net unrealized gains of $10.4 million ($6.5 million after-tax) and net unrealized losses of $41.1 million ($25.5 million after-tax) were reported as a component of accumulated other comprehensive income for the years ended December 31, 2008 and 2007, respectively. We had no hedge ineffectiveness.

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

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2007, and FASB No. 157, Fair Value Measurements, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Itron, Inc.
Liberty Lake, Washington

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Itron, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Itron, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 22, 2007 (September 12, 2007, as to Notes 16 and 17)

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$1,909,613	$1,464,048	$644,042
Cost of revenues	1,262,756	976,761	376,600
Gross profit	646,857	487,287	267,442

Operating expenses
Sales and marketing	167,457	125,842	63,587
Product development	120,699	94,926	58,774
General and administrative	128,515	100,071	52,213
Amortization of intangible assets	120,364	84,000	31,125
In-process research and development	-	35,975	-
Total operating expenses	537,035	440,814	205,699

Operating income	109,822	46,473	61,743
Other income (expense)
Interest income	5,970	10,477	9,497
Interest expense	(80,735)	(89,965)	(17,785)
Other income (expense), net	(2,984)	435	(1,220)
Total other income (expense)	(77,749)	(79,053)	(9,508)

Income (loss) before income taxes	32,073	(32,580)	52,235
Income tax (provision) benefit	(4,014)	16,436	(18,476)

Net income (loss)	$28,059	$(16,144)	$33,759

Earnings (loss) per common share
Basic	$0.85	$(0.55)	$1.33
Diluted	$0.80	$(0.55)	$1.28

Weighted average common shares outstanding
Basic	33,096	29,584	25,414
Diluted	34,951	29,584	26,283

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	At December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$144,390	$91,988
Accounts receivable, net	321,278	339,018
Inventories	164,210	169,238
Deferred income taxes, net	31,807	10,733
Other	56,032	42,459
Total current assets	717,717	653,436

Property, plant and equipment, net	307,717	323,003
Prepaid debt fees	12,943	21,616
Deferred income taxes, net	45,783	75,243
Other	19,315	15,235
Intangible assets, net	481,886	695,900
Goodwill	1,285,853	1,266,133
Total assets	$2,871,214	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$200,725	$198,997
Other current liabilities	66,365	57,275
Wages and benefits payable	78,336	70,486
Taxes payable	18,595	17,493
Current portion of long-term debt	10,769	11,980
Current portion of warranty	23,375	21,277
Unearned revenue	24,329	20,912
Deferred income taxes, net	1,927	5,437
Total current liabilities	424,421	403,857

Long-term debt	1,179,249	1,578,561
Warranty	14,880	11,564
Pension plan benefits	55,810	60,623
Deferred income taxes, net	102,720	173,500
Other obligations	58,743	63,659
Total liabilities	1,835,823	2,291,764

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, 10 million shares authorized,
no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized,
34,486,318 and 30,635,808 shares issued and outstanding	951,007	609,902
Accumulated other comprehensive income, net	34,093	126,668
Retained earnings	50,291	22,232
Total shareholders' equity	1,035,391	758,802
Total liabilities and shareholders' equity	$2,871,214	$3,050,566

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at January 1, 2006	24,869	$312,046	$871	$4,617	$317,534
Net income				33,759	33,759
Foreign currency translation adjustment, net of
income tax provision of $494			717		717
Total comprehensive income					34,476
Stock issues:
Options exercised	751	13,081			13,081
Employee stock plans income tax benefits		13,547			13,547
Issuance of stock-based compensation awards	7	292			292
Employee stock purchase plan	48	2,169			2,169
Stock-based compensation expense		9,397			9,397
Reclassification of liability associated with
restricted stock awards upon adoption of
SFAS 123(R)		486			486
Balances at December 31, 2006	25,675	$351,018	$1,588	$38,376	$390,982

Net loss				(16,144)	(16,144)
Foreign currency translation adjustment, net of
income tax benefit of $778			147,616		147,616
Net unrealized loss on derivative instruments,
net of income tax benefit of $16,297			(26,522)		(26,522)
Net hedging gains reclassified into net losses,
net of income tax provision of $11			19		19
Pension plan benefits liability adjustment,
net of income tax provision of $1,653			3,967		3,967
Total comprehensive income					108,936
Stock issues:
Options exercised	828	20,136			20,136
Employee stock plans income tax provision		(389)			(389)
Issuance of stock-based compensation awards	6	304			304
Employee stock purchase plan	40	2,315			2,315
Stock-based compensation expense		11,352			11,352
Issuance of common stock	4,087	225,166			225,166
Balances at December 31, 2007	30,636	$609,902	$126,668	$22,232	$758,802
		.
Net income				28,059	28,059
Foreign currency translation adjustment, net of
income tax provision of $8,366			(98,639)		(98,639)
Net unrealized gains on derivative instruments,
net of income tax provision of $1,862			2,754		2,754
Net hedging gains reclassified into net income,
net of income tax provision of $296			478		478
Pension plan benefits liability adjustment,
net of income tax provision of $1,209			2,832		2,832
Total comprehensive loss					(64,516)
Stock issues:
Options exercised	415	10,822			10,822
Issuance of stock-based compensation awards	4	269			269
Employee stock purchase plan	32	2,629			2,629
Stock-based compensation expense		16,313			16,313
Issuance of common stock	3,399	311,072			311,072
Balances at December 31, 2008	34,486	$951,007	$34,093	$50,291	$1,035,391

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$28,059	$(16,144)	$33,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,673	126,440	46,234
In-process research and development	-	35,975	-
Excess tax benefits from stock-based compensation	-	-	(9,717)
Stock-based compensation	16,582	11,656	9,689
Amortization of prepaid debt fees	8,917	13,526	4,526
Deferred income taxes, net	(38,074)	(36,762)	15,171
Other, net	(2,226)	1,326	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,864	(40,718)	(3,275)
Inventories	4,914	19,419	(1,599)
Accounts payables, other current liabilities and taxes payable	(6,549)	10,033	(8,278)
Wages and benefits payable	7,708	198	(1,774)
Unearned revenue	3,936	2,660	5,698
Warranty	(2,242)	1,761	2,872
Effect of foreign exchange rate changes	(9,688	4,168	-
Other, net	(11,728)	(211)	639
Net cash provided by operating activities	193,146	133,327	94,773

Investing activities
Proceeds from the maturities of investments, held to maturity	-	35,000	170,434
Purchases of investments, held to maturity	-	-	(204,995)
Acquisitions of property, plant and equipment	(63,430)	(40,602)	(31,739)
Business acquisitions & contingent consideration, net of cash and cash equivalents acquired	(6,897)	(1,716,253)	(21,121)
Other, net	3,252	7,439	1,922
Net cash used in investing activities	(67,075	(1,714,416	(85,499)

Financing activities
Proceeds from borrowings	-	1,159,023	345,000
Payments on debt	(388,371)	(76,099)	(42,703)
Issuance of common stock	324,494	247,617	15,250
Excess tax benefits from stock-based compensation	-	-	9,717
Prepaid debt fees	(214)	(22,083)	(8,771)
Other, net	715	1,902	-
Net cash (used in) provided by financing activities	(63,376)	1,310,360	318,493

Effect of foreign exchange rate changes on cash and cash equivalents	(10,293)	1,312	-
Increase (decrease) in cash and cash equivalents	52,402	(269,417)	327,767
Cash and cash equivalents at beginning of year	91,988	361,405	33,638
Cash and cash equivalents at end of year	$144,390	$91,988	$361,405

Non-cash transactions:
Capital expenditures incurred but not yet paid	$8,197	$5,401	$6,631
Non-cash effects of acquisitions	-	-	637
Contingent consideration payable for previous acquisitions	1,295	7,862	-
Conversion of debt to common stock	29	-	-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$26,377	$21,714	$3,434
Interest (net of amount capitalized)	72,304	76,317	5,234

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended December 31, 2008, 2007 and 2006 and the Consolidated Balance Sheets as of December 31, 2008 and 2007 of Itron, Inc. and its subsidiaries.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At December 31, 2008, we had no material investments in variable interest entities. Intercompany transactions and balances have been eliminated.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is reported as our Actaris operating segment. The operating results of this acquisition are included in our consolidated financial statements commencing on the date of the acquisition.

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Derivative Instruments
We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. We use observable market inputs based on the type of derivative and the nature of the underlying instrument.

The net fair value may switch between a net asset and a net liability depending on the mark-to-market at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments.

Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement.

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

We review long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible senior subordinated notes (convertible notes), the related portion of unamortized prepaid debt fees is written-off and included in interest expense in the Consolidated Statements of Operations.

Business Combinations
In accordance with SFAS 141, Business Combinations, we include in our results of operations the results of an acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values as of the date of acquisition. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition. Costs to complete the IPR&D are expensed as product development in the subsequent periods as incurred.

Goodwill and Intangible Assets
Goodwill and intangible assets result from our acquisitions. We use estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill is tested for impairment as of October 1 of each year, or more frequently if a significant impairment indicator occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts and general market conditions. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of projected warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:
	Year Ended December 31,
	2008	2007
	(in thousands)
Beginning balance, January 1	$32,841	$18,148
Actaris acquisition opening balance/adjustments	7,655	12,935
New product warranties	8,046	7,423
Other changes/adjustments to warranties	6,104	6,596
Claims activity	(15,500)	(12,890)
Effect of change in exchange rates	(891)	629
Ending balance, December 31	38,255	32,841
Less: current portion of warranty	23,375	21,277
Long-term warranty	$14,880	$11,564

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $14.2 million, $14.0 million and $10.1 million for the three years ended December 31, 2008, 2007 and 2006, respectively. Warranty expense is classified within cost of revenues.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes and administrative fees (collectively the plan costs). Plan costs were approximately $20.0 million, $14.9 million and $14.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The IBNR accrual, which is included in wages and benefits payable, was $3.0 million and $2.1 million at December 31, 2008 and 2007, respectively. Our IBNR accrual and expenses can fluctuate due to the number of plan participants, claims activity and deductible limits. Our U.S. employees from the Actaris acquisition were transferred from a fully insured plan and added to our self-insured group health insurance at the beginning of 2008, resulting in higher 2008 self-insurance expenses compared with 2007. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Contingencies
A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Changes in these factors and related estimates could materially affect our financial position and results of operations.

Defined Benefit Pension Plans
We sponsor both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the assets acquired and liabilities assumed in a business combination to include a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred income taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for the deferred income tax asset when we believe it is more likely than not that a portion of such asset will not be realized. Deferred income tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services, installation, consulting and post-sale maintenance support. In determining appropriate revenue recognition, we primarily consider the provisions of the following accounting pronouncements: Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, FASB’s Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of both the delivered and undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Previously recorded unearned revenue and deferred costs are recognized when the applicable revenue recognition criteria are met. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use and value added taxes billed to our customers on a net basis in our Consolidated Statements of Operations.

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

Advertising
Advertising costs are expensed as incurred. Advertising expenses were $3.7 million, $2.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Advertising expense increased as a result of the Actaris acquisition on April 18, 2007.

 Stock-Based Compensation
SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP) and issuance of restricted and unrestricted stock awards and units. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Fair Value Measurements
SFAS 157, Fair Value Measurements, became effective on January 1, 2008 and established a framework for measuring fair value, expanded disclosures about fair value measurements of our financial assets and liabilities and specified a hierarchy of valuation techniques based on whether the inputs used are observable or unobservable. The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks and default rates). For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is required.

Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to various factors affecting future costs and operations, actual results could differ materially from these estimates.

Reclassifications
Certain prior year balances within the cash flow statement have been condensed to conform to the current year presentation. There was no change to cash provided by (used in) operating, investing or financing activities.

New Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) retains the fundamental purchase method of accounting for acquisitions, but requires a number of changes. SFAS 141(R) requires assets acquired and liabilities assumed arising from contingencies to be recorded at fair value on the acquisition date; that IPR&D be capitalized as an intangible asset and amortized over its estimated useful life; and that acquisition-related costs are expensed as incurred. SFAS 141(R) also requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisition on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133, which requires enhanced disclosures including how and why derivative instruments are used and how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations. SFAS 161 also requires the fair values of derivative instruments and their gains and losses to be disclosed in a tabular format. SFAS 161 does not change how we record and account for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the first quarter of 2009.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not expect this FSP to have a material effect on our nonfinancial assets and nonfinancial liabilities in our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, (FSP 14-1) addressing convertible instruments that may be settled in cash upon conversion, such as our convertible senior subordinated notes. FSP 14-1 requires the convertible debt to be separated between its liability and equity components in a manner that reflects our non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively to all periods presented at the time of adoption. We will adopt FSP 14-1 on January 1, 2009. The impact of the adoption of FSP 14-1 will be as follows:

	Year Ended December 31,
	2008			2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations

Interest expense	$(80,735)	$(13,442)	$(94,177)	$(89,965)	$(10,970)	$(100,935)
Other income (expense)	$(2,984)	$(49)	$(3,033)	$435	$-	$435
Total other income (expense)	$(77,749)	$(13,491)	$(91,240)	$(79,053)	$(10,970)	$(90,023)
Income (loss) before income taxes	$32,073	$(13,491)	$18,582	$(32,580)	$(10,970)	$(43,550)
Income tax (provision) benefit	$(4,014)	$5,243	$1,229	$16,436	$4,263	$20,699
Net income (loss)	$28,059	$(8,248)	$19,811	$(16,144)	$(6,707)	$(22,851)

Earnings (loss) per common share
Basic	$0.85	$(0.25)	$0.60	$(0.55)	$(0.22)	$(0.77)
Diluted	$0.80	$(0.23)	$0.57	$(0.55)	$(0.22)	$(0.77)

	At December 31,
	2008			2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheets

Deferred income taxes, net	$45,783	$(14,866)	$30,917	$75,243	$(20,109)	$55,134
Total assets	$2,871,214	$(14,866)	$2,856,348	$3,050,566	$(20,109)	$3,030,457

Long-term debt	$1,179,249	$(38,251)	$1,140,998	$1,578,561	$(51,742)	$1,526,819
Total liabilities	$1,835,823	$(38,251)	$1,797,572	$2,291,764	$(51,742)	$2,240,022

Common stock	$951,007	$41,177	$992,184	$609,902	$41177	$651,079
Retained earnings	$50,291	$(17,792)	$32,499	$22,232	$(6,707)	$15,525
Cumulative effect of change in
accounting principle	$-	$-	$-	$-	$(2,837)	$(2,837)
Total shareholders' equity	$1,035,391	$23,385	$1,058,776	$758,802	$31,633	$790,435

Total liabilities and shareholders' equity	$2,871,214	$(14,866)	$2,856,348	$3,050,566	$(20,109)	$3,030,457

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted Earnings per Share (EPS).

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$28,059	$(16,144)	$33,759

Weighted average common shares outstanding - Basic	33,096	29,584	25,414
Dilutive effect of stock-based awards and convertible notes	1,855	-	869
Weighted average common shares outstanding - Diluted	34,951	29,584	26,283
Basic earnings (loss) per common share	$0.85	$(0.55)	$1.33
Diluted earnings (loss) per common share	$0.80	$(0.55)	$1.28

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits, if any. Weighted average common shares outstanding include 657,000 and 869,000 incremental shares that would be issued upon the assumed exercise of stock-based awards for 2008 and 2006, respectively. Approximately 283,000, 998,500 and 270,000 stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2008, 2007 and 2006, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

For our $345 million convertible notes issued in August 2006, the dilutive effect is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the years ended December 31, 2008, 2007 and 2006 are used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the year ended December 31, 2008 exceeded the conversion price of $65.16 and therefore, approximately 1.2 million shares have been included in the diluted EPS calculation. For the year ended December 31, 2007, if we had net income and included the dilutive shares in the calculation of diluted EPS, approximately 745,000 shares would have been included. The average price of our common stock for the year ended December 31, 2006 did not exceed the conversion price of $65.16 and therefore, did not have an effect on diluted earnings per share.

On May 6, 2008, we sold 3.4 million shares of common stock, no par value, at a public offering price of $91.52 per share, resulting in net proceeds of $310.9 million. The proceeds were primarily used to repay a portion of our non-convertible debt.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at December 31, 2008 and 2007.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At December 31,
	2008	2007
	(in thousands)
Trade receivables (net of allowance of $5,954 and $6,391)	$306,593	$324,425
Unbilled revenue	14,685	14,593
Total accounts receivable, net	$321,278	$339,018

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Beginning balance, January 1	$6,391	$589
Actaris acquisition opening balance/adjustments	(376)	5,176
Provision for doubtful accounts	1,688	1,046
Accounts charged off	(1,194)	(808)
Effects of change in exchange rates	(555)	388
Ending balance, December 31	$5,954	$6,391

Inventories
A summary of the inventory balances is as follows:
	At December 31,
	2008	2007
	(in thousands)
Materials	$85,153	$81,636
Work in process	14,556	16,859
Finished goods	64,501	70,743
Total inventories	$164,210	$169,238

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory, consisting of raw materials and finished goods, was $19.1 million and $22.8 million at December 31, 2008 and 2007, respectively.

Property, plant and equipment, net	At December 31,
	2008	2007
	(in thousands)
Machinery and equipment	$217,740	$192,562
Computers and purchased software	62,525	66,412
Buildings, furniture and improvements	134,316	140,386
Land	36,130	41,750
Total cost	450,711	441,110
Accumulated depreciation	(142,994)	(118,107)
Property, plant and equipment, net	$307,717	$323,003

Depreciation expense was $53.3 million, $42.4 million and $15.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in depreciation expense for the years ended December 31, 2008 and 2007, compared with 2006, is the result of the Actaris acquisition on April 18, 2007.

Note 4:    Business Combinations

On April 18, 2007, we completed the acquisition of Actaris, which was financed with a $1.2 billion credit facility (credit facility), $225.2 million in net proceeds from the sale of 4.1 million shares of common stock and cash on hand. The acquisition included all of Actaris’ electricity, gas and water meter manufacturing and sales operations, located primarily outside of North America, with the majority of locations in Europe, and provided geographic expansion of our business as well as expansion of our product offerings. The purchase price was a significant premium to the assets acquired and liabilities assumed, due to expected synergies from products and markets of the combined entity. The acquisition of Actaris creates an opportunity to share technology and expertise on a global basis as worldwide electric, gas and water utilities look for advanced metering and communication products to better serve their markets; therefore, the purchase price resulted in a substantial amount of goodwill.

The purchase price, net of cash acquired of $29.5 million, is summarized as follows (in thousands):

Cash consideration, net of cash acquired	$1,697,505
Direct transaction costs	18,966
Total purchase price	$1,716,471

The following financial information reflects the allocation of the purchase price at April 18, 2007, after final adjustments in 2008, based on estimated fair values of the assets acquired and liabilities assumed.

	April 18, 2007
	Fair Value	Useful Life
	(in thousands)	(in years)

Fair value of tangible assets acquired and liabilities assumed, net	$27,302
In-process research and development (IPR&D)	35,975
Identified intangible assets - amortizable
Core-developed technology	222,705	9-15
Customer relationships	270,927	20
Trademarks and trade names	48,370	3-10
Other	5,094	1
Goodwill	1,106,098
Total net assets acquired	$1,716,471

IPR&D expense consisted primarily of next generation technology. These research and development projects were completed in 2008.

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

Note 5:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2008			At December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$394,912	$(188,953)	$205,959	$403,665	$(126,488)	$277,177
Customer contracts and relationships	299,928	(56,966)	242,962	312,709	(25,151)	287,558
Trademarks and trade names	76,766	(45,851)	30,915	154,760	(26,877)	127,883
Other	24,630	(22,580)	2,050	24,845	(21,563)	3,282
Total intangible assets	$796,236	$(314,350)	$481,886	$895,979	$(200,079)	$695,900

A summary of the intangible asset account activity is as follows:

	At December 31,
	2008	2007
	(in thousands)
Beginning balance, intangible assets, gross	$895,979	$231,868
Business acquisitions	-	617,145
Adjustment of previous acquisitions	(70,048)	(1,220)
Disposals	-	(6,992)
Effect of change in exchange rates	(29,695)	55,178
Ending balance, intangible assets, gross	$796,236	$895,979

During 2008, intangible assets were adjusted by $70.0 million for trademarks and trade names based on our completion of our fair value assessment associated with the Actaris acquisition in 2007. In 2007, intangible assets decreased by $1.2 million due to an adjustment to intangible assets for the Flow Metrix acquisition based on the final determination of fair values of intangible assets acquired and by $7.0 million related to disposals of fully amortized assets.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates. Intangible asset amortization expense was $120.4 million, $84.0 million and $31.1 million in 2008, 2007 and 2006, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2009	$99,731
2010	72,150
2011	61,794
2012	47,761
2013	38,714
Beyond 2013	161,736
Total intangible assets, net	$481,886

Note 6:    Goodwill

The following table reflects goodwill allocated to each reporting segment during the years ended December 31, 2008 and 2007:

	Itron North America	Actaris	Total Company
	(in thousands)
Goodwill balance at January 1, 2007	$125,855	$411	$126,266
Goodwill acquired	-	1,047,031	1,047,031
Adjustment of previous acquisitions	364	482	846
Effect of change in exchange rates	2,109	89,881	91,990
Goodwill balance at December 31, 2007	128,328	1,137,805	1,266,133

Adjustment of previous acquisitions	1,295	59,067	60,362
Effect of change in exchange rates	(2,628)	(38,014)	(40,642)
Goodwill balance at December 31, 2008	$126,995	$1,158,858	$1,285,853

On January 1, 2008, we consolidated certain operations between our two operating segments as a result of our continued integration of the Actaris acquisition. The allocation of goodwill to our reporting units is based on the new segment reporting structure. In accordance with SFAS 142, goodwill of $411,000 at January 1, 2007 has been reallocated between the segments to conform to the new segment reporting structure.

During 2007, the primary increase in goodwill was due to the Actaris acquisition. Goodwill associated with the Actaris acquisition was adjusted in 2008 based on our final determination of fair values of certain assets acquired and liabilities assumed. For each of our 2006 acquisitions, during 2007 and 2008 certain conditions as outlined in the purchase agreements were met, resulting in contingent consideration payable to the shareholders of the respective acquisitions.

Goodwill is recorded in the functional currency of our international subsidiaries; therefore, goodwill balances may increase or decrease, with a corresponding change in accumulated other comprehensive income due to changes in foreign currency exchange rates.

Note 7:    Debt

The components of our borrowings are as follows:

	At December 31,
	2008	2007
	(in thousands)
Term loans
USD denominated term loan	$375,744	$596,793
EUR denominated term loan	360,494	445,228
GBP denominated term loan	-	79,091
Convertible senior subordinated notes	344,588	345,000
Senior subordinated notes	109,192	124,429
	1,190,018	1,590,541
Current portion of debt	(10,769)	(11,980)
Total long-term debt	$1,179,249	$1,578,561

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balance of our euro denominated term loan at December 31, 2008 and 2007 was €254.1 million and €302.5 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offering Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin of 1.75% subject to factors including our consolidated leverage ratio. Our interest rates were 3.19% for the U.S. dollar denominated and 6.89% for the euro denominated term loans at December 31, 2008. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at December 31, 2008. At December 31, 2008, there were no borrowings outstanding under the revolver and $50.2 million was utilized by outstanding standby letters of credit resulting in $64.8 million being available for additional borrowings.

We repaid $372.7 million of the term loans during 2008. These repayments were made with cash flows from operations and $311 million in net proceeds from the sale of 3.4 million shares of our common stock. During 2007, we repaid $76.1 million of the term loans.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. The subordinated notes are registered with the Securities and Exchange Commission (SEC) and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at December 31, 2008. From time to time, we may reacquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.

During 2008, we reacquired $15.3 million in principal amount of the subordinated notes. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at December 31, 2008. Currently, some or all of the subordinated notes may be redeemed at our option at a redemption price of 103.875% of the principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in EITF 05-2, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, as the conversion feature is indexed to the Company’s own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, under the following circumstances, as defined in the indenture (filed with the SEC on November 6, 2006 as Exhibit 4.16 to our Quarterly Report on Form 10-Q):

o
during any fiscal quarter commencing after December 31, 2006, if the closing sale price per share of our common stock exceeds $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the principal amount payable will be less than the $1,000 principal amount and will be settled in cash.

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

On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2008.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At December 31, 2008 and 2007, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. However, during the third quarter of 2008 and the third quarter of 2007, the contingent conversion threshold of our convertible notes was exceeded, and the notes became convertible for the following quarters. During the fourth quarter of 2008, one holder elected to convert $412,000 of the notes.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, addressing convertible instruments that may be settled in cash upon conversion (see Note 1, Summary of Significant Accounting Policies).

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over the respective terms using the effective interest method. Total unamortized prepaid debt fees were $12.9 million and $21.6 million at December 31, 2008 and 2007, respectively. The debt placement fees associated with our convertible notes were amortized through the date of the earliest put or conversion option; therefore, when our convertible notes exceeded the conversion threshold in 2007, the remaining debt placement fees of $6.6 million were written-off. Total interest costs were $80.9 million, $90.0 million and $18.7 million in 2008, 2007 and 2006. Interest costs capitalized as property, plant and equipment were $193,000 and $900,000 in 2008 and 2006. There was no capitalized interest in 2007. Accrued interest expense was $4.5 million and $5.0 million at December 31, 2008 and 2007, respectively.

Minimum Payments on Debt:
Minimum Payments
(in thousands)
2009	$10,803
2010	10,803
2011	10,803
2012	119,995
2013	10,804
Beyond 2013	1,026,810
Total debt	$1,190,018

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

         Cash Flow Hedges
In 2008, we entered into a one-year interest rate swap, which was effective on June 30, 2008, to convert $200 million of our USD term loan, which had a remaining balance of $376 million at December 31, 2008, from a floating 1-month LIBOR interest rate to a fixed 3.01% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a short-term liability was $2.4 million at December 31, 2008. The amount of net losses expected to be reclassified into earnings through the remaining contract term of six months is approximately $2.1 million, which was based on the Wells Fargo swap yield curve as of December 31, 2008.

In 2008, we entered into a one-year interest rate swap, which is effective on June 30, 2009 when our one-year interest rate swap entered into on June 30, 2008 expires. This swap will convert $200 million of our USD term loan from a floating 1-month LIBOR interest rate to a fixed 2.68% interest rate. Our interest rate will continue to contain an additional margin per the credit facility agreement. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as adjustments to interest expense. The notional amount of the swap was $200 million and the fair value, recorded as a liability, was $3.1 million ($1.7 million as a short-term liability and $1.4 million as a long-term liability) at December 31, 2008. The amount of net losses expected to be reclassified into earnings from June 30, 2009 through December 31, 2009 is approximately $881,000, which was based on the Wells Fargo swap yield curve as of December 31, 2008.

In 2007, we entered into an interest rate swap to convert a significant portion of our €335 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the debt, including expected prepayments. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter. The notional amount of the swap was $339.3 million (€239.1 million) and the fair value, recorded as a liability was $12.0 million ($4.7 million as a short-term liability and $7.3 million as a long-term liability) at December 31, 2008. The fair value, recorded as a long-term liability, was $1.7 million at December 31, 2007. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $4.8 million, which was based on the Wells Fargo swap yield curve as of December 31, 2008.

          Net Investment Hedges
In 2007, we designated certain portions of our foreign currency denominated term loans as hedges of our net investment in international operations. Net unrealized gains of $10.4 million ($6.5 million after-tax) and net unrealized losses of $41.1 million ($25.5 million after-tax) were reported for the years ended December 31, 2008 and 2007 as a component of accumulated other comprehensive income, respectively. We had no hedge ineffectiveness.

         Other Derivatives
During 2008, we entered into monthly foreign exchange forward contracts with the intent to reduce volatility of certain intercompany financing transactions. The notional amount of these forward contracts was $4.5 million and the fair value, recorded as other current liabilities was $67,000. The amount of net gains realized from the settlement of these monthly contracts was $1.8 million for the year ended December 31, 2008. These contracts are not designated as accounting hedges.

         Terminated Derivatives
In 2008, we repaid the £50 million pound sterling denominated term loan. We realized a $208,000 loss in other income (expense) from the termination of the cross currency interest rate swap, which we entered into in 2007.

During the first quarter of 2007, when we signed a stock purchase agreement to acquire Actaris, we entered into foreign currency range forward contracts (transactions where put options were sold and call options were purchased) to reduce our exposure to declines in the value of the U.S. dollar and pound sterling relative to the euro denominated purchase price. Under SFAS 133, the Actaris stock purchase agreement was considered an unrecognized firm commitment for a business acquisition; therefore, these foreign currency range forward contracts could not be designated as fair value hedges. In April 2007, we completed the acquisition of Actaris and realized a $2.8 million gain in other income (expense) from the termination of the foreign currency range forward contracts.

        Fair Value Measurements
The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at December 31, 2008 included interest rate yield curves, foreign exchange rates, the spot price of the underlying instrument and related volatility, all of which are considered to be available in an active market. We have utilized the mid-market pricing convention for these inputs, which represents the mid-point of the observable rates in an active market at the reporting date. The net fair value of our derivative instruments, primarily interest rate swaps, may switch between a net asset and a net liability depending on the mark-to-market at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. We have considered our own nonperformance risk by evaluating the effect of our credit rating on our fair value measurement and have discounted our derivative liabilities to reflect the potential credit risk to our counterpart by applying our current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) are as follows:

At December 31, 2008
(in thousands)

Other current liabilities	$(8,839)
Long-term other obligations	(8,723)
Net fair value of derivative instruments	$(17,562)

Note 9:    Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary and Indonesia. These plans were assumed with the acquisition of Actaris. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2008.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $445,000 and $131,000 to the defined benefit pension plans for the year ended December 31, 2008 and from the date of the Actaris acquisition through December 31, 2007, respectively. Assuming that actual plan asset returns are consistent with our expected rate of return in 2008 and beyond, and that interest rates remain constant, we expect to contribute approximately $400,000 in 2009 to our defined benefit pension plans.

The following table summarizes the benefit obligation, plan assets and funded status of the defined benefit plans, amounts recognized in accumulated other comprehensive income and amounts recognized in the Consolidated Balance Sheets at December 31, 2008 and 2007.

	Year Ended	April 18, 2007 through
	December 31, 2008	December 31, 2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$72,449	$71,452
Service cost	2,009	1,523
Interest cost	3,697	2,365
Amendments	83	-
Settlements and curtailments	-	(362)
Actuarial gain	(4,048)	(5,620)
Benefits paid	(4,450)	(2,843)
Other – foreign currency exchange rate changes	(2,917)	5,934
Benefit obligation at period end	$66,823	$72,449

Change in plan assets:
Fair value of plan assets at beginning of period	$7,174	$6,420
Actual return on plan assets	354	230
Company contributions	445	131
Benefits paid	(174)	(113)
Other – foreign currency exchange rate changes	(350)	506
Fair value of plan assets at period end	7,449	7,174
Ending balance at fair value (net pension plan benefit liability)	$59,374	$65,275

Amounts recognized in accumulated other comprehensive income:
Accumulated other comprehensive income at the beginning of the period, pre-tax	$(5,620)	$-
Net actuarial gain	(4,048)	(5,620)
Prior service cost	83	-
Amortization of net actuarial gain	(132)	-
Amortization of prior service cost	56	-
Accumulated other comprehensive income at period end, pre-tax	$(9,661)	$(5,620)

Amounts recognized on the Consolidated Balance Sheets consist of:
	At December 31,
	2008	2007
	(in thousands)

Current portion of pension plan liability in wages and benefits payable	$4,299	$5,210
Long-term portion of pension plan liability	55,810	60,623
Plan assets in other long term assets	(735)	(558)
Net pension plan benefit liability	$59,374	$65,275

The total accumulated benefit obligation for our defined benefit pension plans was $62.7 and $68.0 million at December 31, 2008 and 2007, respectively. The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $448,000 and $30,000, respectively.

Net periodic pension benefit costs for our plans include the following components:
	Year Ended December 31, 2008	April 18, 2007 through December 31, 2007
	(in thousands)
Service cost	$2,009	$1,523
Interest cost	3,697	2,365
Expected return on plan assets	(306)	(184)
Settlements and curtailments	-	(362)
Amortization of actuarial net gain	(132)	-
Amortization of unrecognized prior service costs	56	-
Net periodic benefit cost	$5,324	$3,342

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:
	At December 31,
	2008	2007
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	6.52%	5.48%
Expected annual rate of compensation increase	3.35%	3.08%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	6.52%	5.48%
Expected rate of return on plan assets	4.06%	4.10%
Expected annual rate of compensation increase	3.35%	3.08%

We determine a discount rate for each individual defined benefit pension plan based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, we match the plans’ expected future benefit payments against the average 15-year corporate bond yield curve from the central banks of each respective country.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

We have one plan in which the fair value of plan assets exceeds the benefit obligation and the accumulated benefit obligation. Therefore, for the pension plans in which the accumulated benefit obligations exceeds the fair value of plan assets, our total obligation and the fair value of plan assets are as follows:
	At December 31,
	2008	2007
	(in thousands)

Projected benefit obligation	$65,482	$70,974
Accumulated benefit obligation	$61,414	$66,685
Fair value of plan assets	$5,343	$5,141

The target allocation for our pension plans assets is as follows:
	At December 31,
	2008	2007
Asset category:
Short-term investments and cash	7%	8%
Insurance funds	93%	92%

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

Annual benefit payments, including amounts to be paid from Company assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
(in thousands)
2009	$3,850
2010	4,134
2011	3,748
2012	4,242
2013	3,999
2014 - 2018	21,525

Note 10:    Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense was $16.6 million, $11.7 million and $9.7 million and the related tax benefit was $3.5 million, $2.9 million and $1.7 million, respectively. We have not capitalized any stock-based compensation expense. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Dividend yield	-	-	-	-	-	-
Expected volatility	44.8%	38.9%	43.1%	48.5%	26.7%	41.3%
Risk-free interest rate	3.0%	4.4%	4.8%	1.8%	4.8%	4.7%
Expected life (years)	4.5	4.8	4.6	0.25	0.25	0.25

Expected volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related expected life period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the award. The expected life is the weighted average expected life for the entire award based on the fixed period of time between the date the award is granted and the date the award is fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, with consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Subject to stock splits, dividends and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan. Of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards and unrestricted stock awards. At December 31, 2008, shares available for issuance as either options or awards were 533,705.

Stock Options
Options to purchase the Company’s common stock are granted to employees and the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approve the grant. Options generally become exercisable in three or four equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of the stock options granted during the years ended December 31, 2008, 2007 and 2006 were $39.07, $27.44 and $21.01 per share, respectively. Compensation expense related to stock options for the years ended December 31, 2008, 2007 and 2006 was $8.8 million, $9.2 million and $8.6 million, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

A summary of our stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2006	2,443	$21.24	6.89	$46,189
Granted	600	49.39
Exercised	(751)	17.32
Forfeited	(67)	33.55
Outstanding, December 31, 2006	2,225	$29.78	7.46	$49,469

Exercisable and expected to vest, December 31, 2006	2,004	$28.55	7.31	$46,986

Exercisable, December 31, 2006	1,032	$18.13	5.98	$34,797

Granted	230	68.45
Exercised	(828)	24.24
Forfeited	(59)	44.28
Expired	(7)	42.62
Outstanding, December 31, 2007	1,561	$37.81	6.98	$90,769

Exercisable and expected to vest, December 31, 2007	1,405	$36.26	6.82	$83,896

Exercisable, December 31, 2007	798	$23.84	5.51	$57,582

Granted	247	95.79
Exercised	(415)	26.42
Forfeited	(18)	47.70
Expired	(1)	21.30
Outstanding, December 31, 2008	1,374	$51.53	6.99	$25,809

Exercisable and expected to vest, December 31, 2008	1,325	$50.50	6.92	$25,673

Exercisable, December 31, 2008	805	$35.71	5.89	$23,253

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of December 31, 2008 total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $10.2 million, which is expected to be recognized over a weighted average period of approximately 19 months. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $28.5 million, $43.1 million and $30.3 million, respectively.

Restricted Stock Units
Certain employees and senior management receive restricted stock units or restricted stock awards (collectively “restricted awards”) as a component of their total compensation. The fair value of a restricted award is the market close price of our common stock on the date of grant. Restricted awards, unrelated to the Long-Term Performance Plan, generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the service period.

The issuance of restricted awards under the Long-Term Performance Plan (LTPP) is contingent on the attainment of annual goals. Vesting of these awards occurs three years after issuance. Compensation expense, net of forfeitures, is recognized over the annual performance and service periods. If the annual goals are not achieved, no compensation expense is recognized and any recognized compensation cost is reversed. The maximum restricted awards attainable for the 2008 performance period is 53,119 with an associated grant date fair value of $77.74 per share. The restricted awards issued under the 2007 and 2006 plans totaled 21,392 and 25,065 with associated per share fair values of $62.52 and $62.90, respectively.

Upon vesting, the restricted awards are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the employee upon vesting of the restricted awards.

Total compensation expense recognized for restricted awards was $6.9 million, $1.8 million and $436,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, unrecognized compensation expense, net of estimated forfeitures, was $12.4 million, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of awards vested was $84,000, $80,000 and $66,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes restricted award activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Restricted Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	-
Granted	30
Vested	(1)
Forfeited	(7)
Nonvested, December 31, 2006	22	$59.16

Granted	94
Vested	(1)
Forfeited	(4)
Nonvested, December 31, 2007	111	$66.92

Granted	215
Vested	(1)
Forfeited	(12)
Nonvested, December 31, 2008	313	$78.55

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the years ended December 31, 2008, 2007 and 2006, we issued 2,744, 4,938 and 5,762 shares of unrestricted stock with a weighted average grant date fair value of $97.94, $61.61 and $50.71 per share, respectively. The expense related to these awards for the years ended December 31, 2008, 2007 and 2006 was $269,000, $304,000 and $292,000, respectively.

Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. Under the ESPP, we sold 33,149, 39,840 and 48,442 shares to employees in the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of ESPP awards issued is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards issued in the years ended December 31, 2008, 2007 and 2006 was $15.36, $10.90 and $8.63 per share, respectively. The expense related to ESPP for the years ended December 31, 2008, 2007 and 2006 was $589,000, $393,000 and $386,000, respectively. At December 31, 2008, all compensation cost associated with the ESPP had been recognized. There were approximately 309,000 shares of common stock available for future issuance under the ESPP at December 31, 2008.

Note 11:    Employee Savings Plans and Bonus, Profit Sharing

Employee Savings Plan
We have an employee incentive savings plan in which substantially all of our U.S. employees are eligible to participate. Employees may contribute, on a tax-deferred basis, from 1% to 50% of their salary, up to the annual Internal Revenue Service limit. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. The expense for our matching contribution was $3.4 million, $3.5 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006.

Bonus and Profit Sharing
We have employee bonus and profit sharing plans in which many of our employees participate, which provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year and the probability of achieving results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the estimates made in earlier quarters. Bonus and profit sharing expense was $15.2 million, $12.9 million and $9.4 million for the years ended December 31, 2008, 2007 and 2006.

Note 12:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$-	$316	$2,428
State and local	(82)	76	1,319
Foreign	42,120	18,647	290
Total current	42,038	19,039	4,037

Deferred:
Federal	(2,838)	(4,407)	15,052
State and local	(1,807)	(434)	1,093
Foreign	(33,429)	(31,921)	(1,504)
Total deferred	(38,074)	(36,762)	14,641

Change in valuation allowance	50	1,287	(202)
Total provision (benefit) for income taxes	$4,014	$(16,436)	$18,476

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income (loss) before income taxes
Domestic	$82,459	$50,779	$52,068
Foreign	(50,386)	(83,359)	167
Total income (loss) before income taxes	$32,073	$(32,580)	$52,235

Expected federal income tax provision (benefit)	$11,227	$(11,404)	$18,282
Tax credits	(4,341)	(2,091)	(2,433)
State income tax (benefit) provision, net of federal effect	(1,391)	(1,260)	2,501
Change in valuation allowance	50	1,287	(202)
Acquired in process research and development	-	11,002	-
Uncertain tax positions, including interest and penalties	5,555	4,188	-
Foreign earnings	(10,123)	(6,646)	(837)
Change in tax rates	(1,222)	(12,316)	-
Stock-based compensation	1,212	113	1,876
Disallowed deductions	1,317	-	-
Other, net	1,730	691	(711)
Total provision (benefit) for income taxes	$4,014	$(16,436)	$18,476

Our tax provision for 2008 and the tax benefit for 2007 reflect benefits associated with lower effective tax rates on foreign earnings. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2008	2007
	(in thousands)
Deferred tax assets
Loss carryforwards	$62,538	$53,685
Tax credits	21,995	24,442
Depreciation and amortization	19,219	15,706
Derivatives	13,754	16,306
Warranty reserves	9,652	7,642
Accrued expenses	8,090	8,250
Equity compensation	6,014	3,028
Pension plan benefits expense	5,200	6,388
Iventory valuation	2,376	3,109
Other, net	5,237	-
Total deferred tax assets	154,075	138,556
Valuation allowance	(16,219)	(13,203)
Net deferred tax asset	137,856	125,353

Deferred tax liabilities
Depreciation and amortization	(149,716)	(208,175)
Convertible debt	(12,625)	(5,846)
Other, net	(1,509)	(2,424)
Tax effect of accumulated translation	(1,064)	(1,869)
Total deferred tax liabilities	(164,914)	(218,314)
Net deferred tax liabilities	$(27,058)	$(92,961)

In accordance with SFAS 109, Accounting for Income Taxes, we record valuation allowances to reduce deferred income tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies and our ability to carry back losses to prior years. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

At December 31, 2008, we had federal loss carryforwards of $69.7 million that expire during the years 2018 through 2028. The remaining portion of the loss carryforwards are composed primarily of Actaris’ losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2008, there was a valuation allowance of $15.6 million associated with Actaris’ foreign loss carryforwards. We also had federal research and development tax credits of $16.1 million, which begin to expire in 2018. We have unused alternative minimum tax credits of $2.5 million at December 31, 2008, which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

Pursuant to SFAS 123(R), our deferred income tax assets at December 31, 2008 do not include the tax effect on $54.6 million of windfall tax benefits from employee stock option exercises. Equity (common stock) will be increased by $20.9 million if and when such excess tax benefits reduce taxes payable.

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

In accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes-Special Areas, we do not provide U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $30.8 million and $11.1 million at December 31, 2008 and 2007, respectively. Foreign taxes have been provided on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, we recorded a $5.4 million increase in the liability for unrecognized tax benefits, with a corresponding increase in deferred tax assets. Our implementation did not require an adjustment to retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2007	$5,422
Actaris acquisition opening balance	27,498
Gross increase to positions in prior years	2,171
Gross increases to current period tax positions	835
Audit settlements	(815)
Effect of change in exchange rates	(332)
Unrecognized tax benefits at December 31, 2007	$34,779

Gross increase to positions in prior years	1,239
Gross increases to current period tax positions	3,267
Audit settlements	(391)
Effect of change in exchange rates	(1,250)
Unrecognized tax benefits at December 31, 2008	$37,644

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. For each of the years ended December 31, 2008 and 2007, we recognized interest and penalties of approximately $1.2 million. At December 31, 2008 and 2007, the amount of accrued interest totaled $3.2 million and $2.7 million, respectively, and the amount of accrued penalties totaled $2.9 million and $2.2 million, respectively. The amount of unrecognized tax benefits that would affect our actual tax rate at December 31, 2008, December 31, 2007 and January 1, 2007 were $37.0 million, $8.4 million and $5.4 million, respectively. At December 31, 2008, we expect to pay $4.5 million in income tax obligations related to FIN 48 over the next 12 months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1995
France	Subsequent to 2006
Germany	Subsequent to 2003
Spain	Subsequent to 2003
United Kingdom	Subsequent to 2001

Note 13:    Commitments and Contingencies

Commitments
Operating lease rental expense for warehouse, manufacturing and office facilities and equipment was $15.6 million, $12.4 million and $7.0 million in 2008, 2007 and 2006, respectively. The increase in rental expense for 2008 compared with 2007 is the result of incorporating a full year of expenses for Actaris, which was acquired on April 18, 2007.

Future minimum lease payments at December 31, 2008, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2009	$9,207
2010	5,656
2011	3,146
2012	2,279
2013	1,143
Beyond 2013	1,147
Future minimum lease payments	$22,578

Rent expense is recognized straight-line over the lease term, including renewal periods if reasonably assured. We lease most of our sales and administration offices. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At December 31, 2008, in addition to the outstanding standby letters of credit of $50.2 million issued under our credit facility’s $115 million multicurrency revolver, our Actaris operating segment has a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. At December 31, 2007, Actaris had $28.0 million of unsecured multicurrency revolving line of credit with total outstanding standby letters of credit of $5.9 million. Unsecured surety bonds in force were $33.1 million and $13.8 million at December 31, 2008 and 2007, respectively. The increase in bonds relates to a major sales contract signed in 2007. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at December 31, 2008 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Actaris subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Actaris subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited. PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Actaris subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($11.7 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Actaris. All of the parties have appealed the matter and it is currently pending before the Indonesian Supreme Court. We intend to continue vigorously defending our interest. In addition, Actaris has notified Schlumberger that it will seek to have Schlumberger indemnify Actaris from any damages it may incur as a result of this claim. In any event, we do not believe that an adverse outcome is likely to have a material adverse impact to our financial condition or results of operations.

Note 14:    Shareholders’ Equity

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

 Other Comprehensive Income
Other comprehensive income is reflected as a net increase to shareholders’ equity and is not reflected in our results of operations. Accumulated balances within other comprehensive income were as follows:

	At December 31,
	2008	2007
	(in thousands)
Foreign currency translation adjustment, net of tax	$50,565	$149,204
Net unrealized loss on derivative instruments, net of tax	(23,768)	(26,522)
Net hedging gains reclassified into net losses, net of tax	497	19
Pension plan benefits liability adjustment, net of tax	6,799	3,967
Total accumulated other comprehensive income	$34,093	$126,668

Note 15:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at December 31, 2008 and 2007 and do not reflect subsequent changes in the economy, interest and tax rates and other variables that may affect determination of fair value. The following methods and assumptions were used in estimating fair values.

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

Term loans: The fair value is based on risk-adjusted discounted cash flows at December 31, 2008. The foreign currency component is revalued at spot rates at December 31, 2008.

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes.

Senior subordinated notes: The senior subordinated notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the senior subordinated notes.

Derivatives: See Note 8 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157.

	At December 31, 2008		At December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Assets
Cash and cash equivalents	$144,390	$144,390	$91,988	$91,988
Liabilities
Term loans
USD denominated term loan	375,744	317,128	596,793	581,873
EUR denominated term loan	360,494	308,073	445,228	427,975
GBP denominated term loan	-	-	79,091	77,311
Convertible senior subordinated notes	344,588	380,985	345,000	554,532
Senior subordinated notes	109,192	95,478	124,429	122,344
Interest rate swap	17,495	17,495	1,744	1,744
Cross currency swap	-	-	410	410
Foreign exchange forwards	67	67	-	-

Note 16:    Segment Information

The Actaris operating segment consists primarily of the operations from the Actaris acquisition as well as other Itron operations not located in North America that are now included in the Actaris segment. The operations of the Actaris operating segment are primarily located in Europe, with approximately 5% of revenues located in the United States and approximately 20% located throughout the rest of the world. Our remaining operations, primarily located in the United States and Canada, have been combined into a single operating segment called Itron North America. As we continue to integrate the Actaris acquisition, certain refinements of our segments may occur. The operating segment information as set forth below is based on our current segment reporting structure. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information for 2007 has been restated from the segment information previously provided to conform to the segment reporting structure after the April 18, 2007 Actaris acquisition and our January 1, 2008 refinement. For the January 1, 2008 refinement, we have not restated the historical segment reporting for 2006 as the amounts were not material.

We have three measures of segment performance: revenue, gross profit (margin) and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Depreciation and amortization expenses are allocated to our segments. For each of the years ended December 31, 2008, 2007 and 2006, Itron North America depreciation and amortization expense was $41.4 million, $43.8 million and $46.2 million. Depreciation and amortization expense for Actaris for the years ended December 31, 2008 and 2007 was $132.2 million and $82.6 million.

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

Segment Information

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues
Itron North America	$628,247	$593,526	$644,042
Actaris	1,281,366	870,522	-
Total Company	$1,909,613	$1,464,048	$644,042

Gross profit
Itron North America	$247,755	$247,250	$267,442
Actaris	399,102	240,037	-
Total Company	$646,857	$487,287	$267,442

Operating income (loss)
Itron North America	$77,074	$74,394	$89,028
Actaris	70,430	4,115	-
Corporate unallocated	(37,682)	(32,036)	(27,285)
Total Company	109,822	46,473	61,743
Total other income (expense)	(77,749)	(79,053)	(9,508)
Income (loss) before income taxes	$32,073	$(32,580)	$52,235

No single customer represented more than 10% of total Company revenues for the years ended December 31, 2008 and 2007. One customer accounted for 16% of total Company revenues for the year ended December 31, 2006.

For the Itron North America operating segment, one customer accounted for 10% of revenues for the year ended December 31, 2008. No single customer represented more than 10% of segment revenues for the year ended December 31, 2007.

For the Actaris operating segment, no single customer represented more than 10% of revenues for the years ended December 31, 2008 and 2007.

Total assets by operating segment were as follows:

	December 31,
	2008	2007
	(in thousands)
Itron North America/Corporate(1)	$596,206	$626,678
Actaris	2,288,408	2,445,125
Eliminations	(13,400)	(21,237)
Total assets	$2,871,214	$3,050,566
(1)	We do not allocate assets between the Itron North America operating segment and Corporate.

Revenues by region were as follows:

	2008	2007	2006
	(in thousands)
Europe	$916,288	$623,625	$3,999
United States and Canada	647,966	596,585	602,942
Other	345,359	243,838	37,101
Total revenues	$1,909,613	$1,464,048	$644,042

Property, plant and equipment, net, by geographic area was as follows:

	December 31,
	2008	2007
	(in thousands)
United States	$96,952	$85,036
Outside United States	210,765	237,967
Total property, plant and equipment, net	$307,717	$323,003

Note 17:    Consolidating Financial Information

Our subordinated notes and convertible notes, issued by Itron, Inc. (the Issuer) are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

The Actaris acquisition on April 18, 2007 consisted primarily of international entities. These entities are considered non-guarantor subsidiaries of our subordinated notes and convertible notes.

Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$606,741	$77,828	$1,264,845	$(39,801)	$1,909,613
Cost of revenues	368,275	61,170	873,052	(39,741)	1,262,756
Gross profit	238,466	16,658	391,793	(60)	646,857

Operating expenses
Sales and marketing	54,180	8,853	104,424	-	167,457
Product development	73,572	3,513	43,674	(60)	120,699
General and administrative	49,797	2,826	75,892	-	128,515
Amortization of intangible assets	22,648	-	97,716	-	120,364
Total operating expenses	200,197	15,192	321,706	(60)	537,035

Operating income	38,269	1,466	70,087	-	109,822
Other income (expense)
Interest income	121,864	(11)	4,766	(120,649)	5,970
Interest expense	(80,264)	(183)	(120,937)	120,649	(80,735)
Other income (expense), net	2,072	(808)	(4,248)	-	(2,984)
Total other income (expense)	43,672	(1,002)	(120,419)	-	(77,749)

Income (loss) before income taxes	81,941	464	(50,332)	-	32,073
Income tax benefit (provision)	2,536	(131)	(6,419)	-	(4,014)
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(56,418)	(876)	-	57,294	-
Net income (loss)	$28,059	$(543)	$(56,751)	$57,294	$28,059

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$586,552	$44,543	$879,147	$(46,194)	$1,464,048
Cost of revenues	348,341	34,723	639,679	(45,982)	976,761
Gross profit	238,211	9,820	239,468	(212)	487,287

Operating expenses
Sales and marketing	51,169	4,872	69,801	-	125,842
Product development	66,974	1,637	26,524	(209)	94,926
General and administrative	52,737	2,594	44,740	-	100,071
Amortization of intangible assets	26,493	-	57,507	-	84,000
In-process research and development	-	-	35,975	-	35,975
Total operating expenses	197,373	9,103	234,547	(209)	440,814

Operating income	40,838	717	4,921	(3)	46,473
Other income (expense)
Interest income	92,153	52	4,535	(86,263)	10,477
Interest expense	(89,025)	(2,994)	(84,212)	86,266	(89,965)
Other income (expense), net	9,143	(798)	(7,910)	-	435
Total other income (expense)	12,271	(3,740)	(87,587)	3	(79,053)

Income (loss) before income taxes	53,109	(3,023)	(82,666)	-	(32,580)
Income tax benefit	3,042	1,112	12,282	-	16,436
Equity in losses of guarantor and
non-guarantor subsidiaries	(72,295)	(2,556)	-	74,851	-
Net loss	$(16,144)	$(4,467)	$(70,384)	$74,851	$(16,144)

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$618,526	$-	$61,968	$(36,452)	$644,042
Cost of revenues	364,228	-	48,160	(35,788)	376,600
Gross profit	254,298	-	13,808	(664)	267,442

Operating expenses
Sales and marketing	56,937	-	6,650	-	63,587
Product development	58,208	-	1,389	(823)	58,774
General and administrative	48,997	-	3,058	158	52,213
Amortization of intangible assets	29,801	-	1,324	-	31,125
Total operating expenses	193,943	-	12,421	(665)	205,699

Operating income	60,355	-	1,387	1	61,743
Other income (expense)
Interest income	9,705	-	175	(383)	9,497
Interest expense	(17,444)	-	(723)	382	(17,785)
Other income (expense), net	(818)	-	(402)	-	(1,220)
Total other income (expense)	(8,557)	-	(950)	(1)	(9,508)

Income before income taxes	51,798	-	437	-	52,235
Income tax (provision) benefit	(19,532)	-	1,056	-	(18,476)
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries	1,493	(1,451)	-	(42)	-
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759

Consolidating Balance Sheet
December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$67,404	$3,180	$73,806	$-	$144,390
Accounts receivable, net	89,458	7,868	223,952	-	321,278
Intercompany accounts receivable	11,221	594	3,323	(15,138)	-
Inventories	52,248	7,276	105,280	(594)	164,210
Deferred income taxes, net	20,546	3,517	7,744	-	31,807
Other	18,360	243	37,429	-	56,032
Intercompany other	6,824	(26)	6,302	(13,100)	-
Total current assets	266,061	22,652	457,836	(28,832)	717,717

Property, plant and equipment, net	96,952	16,296	194,469	-	307,717
Prepaid debt fees	12,943	-	-	-	12,943
Deferred income taxes, net	68,816	989	(24,022)	-	45,783
Other	7,205	-	12,110	-	19,315
Intangible assets, net	54,370	27,303	400,213	-	481,886
Goodwill	115,140	57,540	1,113,173	-	1,285,853
Investment in subsidiaries	46,393	151,268	(146,364)	(51,297)	-
Intercompany notes receivable	1,706,034	-	2,325	(1,708,359)	-
Total assets	$2,373,914	$276,048	$2,009,740	$(1,788,488)	$2,871,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,962	$5,198	$158,565	$-	$200,725
Other current liabilities	19,307	126	46,932	-	66,365
Intercompany accounts payable	3,070	1,881	10,187	(15,138)	-
Wages and benefits payable	25,271	1,972	51,093	-	78,336
Taxes payable	2,369	3,496	12,730	-	18,595
Current portion of long-term debt	10,803	-	(34)	-	10,769
Current portion of warranty	8,481	264	14,630	-	23,375
Unearned revenue	17,365	-	6,964	-	24,329
Deferred income taxes, net	-	-	1,927	-	1,927
Short-term intercompany advances	5,001	2,704	5,395	(13,100)	-
Total current liabilities	128,629	15,641	308,389	(28,238)	424,421

Long-term debt	1,179,249	-	-	-	1,179,249
Warranty	11,228	317	3,335	-	14,880
Pension plan benefits	(1)	-	55,811	-	55,810
Intercompany notes payable	1,190	4,635	1,702,534	(1,708,359)	-
Deferred income taxes, net	-	10,615	92,105	-	102,720
Other obligations	18,228	2,389	38,126	-	58,743
Total liabilities	1,338,523	33,597	2,200,300	(1,736,597)	1,835,823

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	951,007	246,982	(47,520)	(199,462)	951,007
Accumulated other comprehensive income, net	34,093	1,930	(11,416)	9,486	34,093
Retained earnings (accumulated deficit)	50,291	(6,461)	(131,624)	138,085	50,291
Total shareholders' equity	1,035,391	242,451	(190,560)	(51,891)	1,035,391
Total liabilities and shareholders' equity	$2,373,914	$276,048	$2,009,740	$(1,788,488)	$2,871,214

Consolidating Balance Sheet
December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,937	$1,664	$62,387	$-	$91,988
Accounts receivable, net	95,908	7,151	235,959	-	339,018
Intercompany accounts receivable	15,359	25	5,855	(21,239)	-
Inventories	50,049	6,584	113,804	(1,199)	169,238
Deferred income taxes, net	5,528	1,294	3,911	-	10,733
Other	13,322	17	29,120	-	42,459
Intercompany other	7,729	7,800	19,365	(34,894)	-
Total current assets	215,832	24,535	470,401	(57,332)	653,436

Property, plant and equipment, net	85,036	12,543	225,424	-	323,003
Prepaid debt fees	21,616	-	-	-	21,616
Deferred income taxes, net	85,963	1,275	(11,995)	-	75,243
Other	1,762	15	13,458	-	15,235
Intangible assets, net	77,017	-	618,883	-	695,900
Goodwill	113,846	10,001	1,142,286	-	1,266,133
Investment in subsidiaries	118,733	71,943	(66,192)	(124,484)	-
Intercompany notes receivable	1,764,792	3,282	8,656	(1,776,730)	-
Total assets	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,701	$4,336	$154,960	$-	$198,997
Other current liabilities	7,124	546	49,605	-	57,275
Intercompany accounts payable	4,258	1,842	15,139	(21,239)	-
Wages and benefits payable	17,419	1,750	51,317	-	70,486
Taxes payable	1,335	(158)	16,316	-	17,493
Current portion of long-term debt	11,980	-	-	-	11,980
Current portion of warranty	8,411	151	12,715	-	21,277
Unearned revenue	15,120	-	5,792	-	20,912
Deferred income taxes, net	-	-	5,437	-	5,437
Short-term intercompany advances	12,807	14,782	7,305	(34,894)	-
Total current liabilities	118,155	23,249	318,586	(56,133)	403,857

Long-term debt	1,578,563	-	(2)	-	1,578,561
Warranty	10,104	100	1,360	-	11,564
Pension plan benefits	1	-	60,622	-	60,623
Intercompany notes payable	1,474	7,153	1,768,103	(1,776,730)	-
Deferred income taxes, net	962	-	172,538	-	173,500
Other obligations	16,536	25	47,098	-	63,659
Total liabilities	1,725,795	30,527	2,368,305	(1,832,863)	2,291,764

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	609,902	90,437	97,021	(187,458)	609,902
Accumulated other comprehensive income, net	126,668	8,548	10,468	(19,016)	126,668
Retained earnings (accumulated deficit)	22,232	(5,918)	(74,873)	80,791	22,232
Total shareholders' equity	758,802	93,067	32,616	(125,683)	758,802
Total liabilities and shareholders' equity	$2,484,597	$123,594	$2,400,921	$(1,958,546)	$3,050,566

Consolidating Statement of Cash Flows
Year Ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$28,059	$(543)	$(56,751)	$57,294	$28,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,276	2,181	130,216	-	173,673
Stock-based compensation	16,582	-	-	-	16,582
Amortization of prepaid debt fees	8,917	-	-	-	8,917
Deferred income taxes, net	5,103	7,949	(51,126)	-	(38,074)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	56,418	876	-	(57,294)	-
Other, net	(180)	113	(2,159)	-	(2,226)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,450	(717)	14,131	-	19,864
Inventories	(2,804)	(692)	8,410	-	4,914
Accounts payables, other current liabilities and taxes payable	7,407	3,810	(17,766)	-	(6,549)
Wages and benefits payable	7,852	222	(366)	-	7,708
Unearned revenue	2,723	2	1,211	-	3,936
Warranty	1,194	330	(3,766)	-	(2,242)
Effect of foreign exchange rate changes	-	(46,810)	37,122	-	(9,688)
Intercompany transactions, net	(225)	2,645	(2,420)	-	-
Other, net	(6,220)	2,151	(7,659)	-	(11,728)
Net cash provided by (used in) operating activities	172,552	(28,483)	49,077	-	193,146

Investing activities
Acquisitions of property, plant and equipment	(31,625)	(5,763)	(26,042)	-	(63,430)
Business acquisitions & contingent consideration, net of cash and cash equivalents acquired	(6,897)	-	-	-	(6,897)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	1,938	-	7,806	(9,744)	-
Cash transferred to non-guarantor subsidiaries	908	-	-	(908)	-
Intercompany notes, net	(5,352)	3,282	6,302	(4,232)	-
Other, net	(21,159)	36,936	(12,525)	-	3,252
Net cash (used in) provided by investing activities	(62,187)	42,261	(24,459)	(22,690)	(67,075)

Financing activities
Payments on debt	(388,371)	-	-	-	(388,371)
Issuance of common stock	324,494	-	-	-	324,494
Prepaid debt fees	(214)	-	-	-	(214)
Cash received from parent	-	(1,938)	(908)	2,846	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	284	(2,518)	(1,998)	4,232	-
Other, net	715	-	-	-	715
Net cash used in financing activities	(70,898)	(12,262)	(2,906)	22,690	(63,376)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(10,293)	-	(10,293)
Increase in cash and cash equivalents	39,467	1,516	11,419	-	52,402
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$67,404	$3,180	$73,806	$-	$144,390

Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,521	$346	$6,330	$-	$8,197
Contingent consideration payable for previous acquisitions	1,295	-	-	-	1,295
Conversion of debt to common stock	29	-	-	-	29

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$77	$-	$26,300	$-	$26,377
Interest, net of amounts capitalized	71,842	3	459	-	72,304

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(16,144)	$(4,467)	$(70,384)	$74,851	$(16,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,754	1,474	81,212	-	126,440
In-process research and development	-	-	35,975	-	35,975
Stock-based compensation	11,656	-	-	-	11,656
Amortization of prepaid debt fees	13,526	-	-	-	13,526
Deferred income taxes, net	(19,445)	(3,765)	(13,552)	-	(36,762)
Equity in losses of non-guarantor subsidiaries	72,295	2,556	-	(74,851)	-
Other, net	1,224	17	85	-	1,326
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,358)	(713)	(25,647)	-	(40,718)
Inventories	329	525	18,565	-	19,419
Accounts payables, other current liabilities and taxes payable	12,259	1,875	(4,101)	-	10,033
Wages and benefits payable	(5,254)	252	5,200	-	198
Unearned revenue	3,823	-	(1,163)	-	2,660
Warranty	516	126	1,119	-	1,761
Effect of foreign exchange rate changes	-	-	4,168	-	4,168
Intercompany transactions, net	(7,878)	1,817	6,061	-	-
Other, net	(5,698)	382	5,105	-	(211)
Net cash provided by operating activities	90,605	79	42,643	-	133,327

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Proceeds from the sale of property, plant and equipment	(350)	(3)	353	-	-
Acquisitions of property, plant and equipment	(20,847)	5,852	(25,607)	-	(40,602)
Business acquisitions & contingent consideration, net of cash and cash equivalents acquired	(1,716,253)	-	-	-	(1,716,253)
Cash transferred to parent	-	(7,806)	-	7,806	-
Cash transferred to guarantor subsidiaries	(250)	-	(7,806)	8,056	-
Cash transferred to non-guarantor subsidiaries	(5,658)	-	-	5,658	-
Intercompany notes, net	120,673	(3,282)	(41,857)	(75,534)	-
Other, net	(140,889)	(9,113)	157,441	-	7,439
Net cash (used in) provided by investing activities	(1,728,574)	(14,352)	82,524	(54,014)	(1,714,416)

Financing activities
Proceeds from borrowings	1,159,025	-	(2)	-	1,159,023
Payments on debt	(76,099)	-	-	-	(76,099)
Change in short-term borrowing, net	(1,902)	-	1,902	-	-
Issuance of common stock	247,617	-	-	-	247,617
Excess tax benefits from stock-based compensation	-	-	-	-	-
Prepaid debt fees	(22,083)	-	-	-	(22,083)
Cash transferred from parent	-	250	5,658	(5,908)	-
Cash transferred from guarantor subsidiaries	7,806	-	-	(7,806)	-
Cash transferred from non-guarantor subsidiaries	-	7,806	-	(7,806)	-
Intercompany notes payable	(3,843)	7,881	(79,572)	75,534	-
Other, net	1,902	-	-	-	1,902
Net cash provided by (used in) financing activities	1,312,423	15,937	(72,014)	54,014	1,310,360

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	1,312	-	1,312
Increase (decrease) in cash and cash equivalents	(325,546)	1,664	54,465	-	(269,417)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$27,937	$1,664	$62,387	$-	$91,988

Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,502	$-	$3,899	$-	$5,401
Contingent consideration payable for previous acquisitions	-	-	7,862	-	7,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,848	$-	$18,866	$-	$21,714
Interest (net of amount capitalized)	75,175	140	1,002	-	76,317

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$33,759	$(1,451)	$1,493	$(42)	$33,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,153	-	2,081	-	46,234
Excess tax benefits from stock-based compensation	(9,717)	-	-	-	(9,717)
Stock-based compensation	9,689	-	-	-	9,689
Amortization of prepaid debt fees	4,526	-	-	-	4,526
Deferred income taxes, net	17,311	-	(2,140)	-	15,171
Equity in (earnings) losses of non-guarantor subsidiaries	(1,493)	1,451	-	42	-
Other, net	846	-	(18)	-	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,863	-	(7,138)	-	(3,275)
Inventories	(1,948)	-	349	-	(1,599)
Long-term note receivable, net	-	-	-	-	-
Accounts payables, other current liabilities and taxes payable	(5,212)	-	(3,066)	-	(8,278)
Wages and benefits payable	(1,966)	-	192	-	(1,774)
Unearned revenue	5,033	-	665	-	5,698
Warranty	3,319	-	(447)	-	2,872
Intercompany transactions, net	(8,404)	-	8,404	-	-
Other, net	63	-	576	-	639
Net cash provided by operating activities	93,822	-	951	-	94,773

Investing activities
Proceeds from the maturities of investments, held to maturity	170,381	-	53	-	170,434
Purchases of investments, held to maturity	(204,995)	-	-	-	(204,995)
Acquisitions of property, plant and equipment	(30,702)	-	(1,037)	-	(31,739)
Business acquisitions & contingent consideration, net of cash and cash equivalents acquired	(19,889)	-	(1,232)	-	(21,121)
Cash transferred to parent	-	-	(3,303)	3,303	-
Cash transferred to non-guarantor subsidiaries	(760)	-	-	760	-
Intercompany notes, net	-	-	8,133	(8,133)	-
Other, net	672	-	1,250	-	1,922
Net cash (used in) provided by investing activities	(85,293)	-	3,864	(4,070)	(85,499)

Financing activities
Proceeds from borrowings	345,000	-	-	-	345,000
Payments on debt	(39,476)	-	(3,227)	-	(42,703)
Issuance of common stock	15,250	-	-	-	15,250
Excess tax benefits from stock-based compensation	9,717	-	-	-	9,717
Prepaid debt fees	(8,771)	-	-	-	(8,771)
Cash transferred from parent	-	-	760	(760)	-
Cash transferred from non-guarantor subsidiaries	3,303	-	-	(3,303)	-
Intercompany notes payable	(8,133)	-	-	8,133	-
Net cash provided by (used in) financing activities	316,890	-	(2,467)	4,070	318,493

Increase in cash and cash equivalents	325,419	-	2,348	-	327,767
Cash and cash equivalents at beginning of period	28,064	-	5,574	-	33,638
Cash and cash equivalents at end of period	$353,483	$-	$7,922	$-	$361,405

Non-cash transactions:
Capital expenditures incurred but not yet paid	$6,129	$-	$502	$-	$6,631
Non-cash effects of acquisitions	-	-	637	-	637

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,082	$-	$352	$-	$3,434
Interest (net of amount capitalized)	4,941	-	293	-	5,234

Note 18: Quarterly Results (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per common share and stock price data)

2008
Statement of operations data:
Revenues	$478,476	$513,931	$484,818	$432,388	$1,909,613
Gross profit	$162,559	$176,210	$162,960	$145,128	$646,857
Net income	$2,953	$13,125	$7,675	$4,306	$28,059

Basic earnings per common share	$0.10	$0.40	$0.22	$0.12	$0.85
Diluted earnings per common share	$0.09	$0.37	$0.21	$0.12	$0.80

Stock Price:
High	$100.00	$106.25	$105.99	$90.10	$106.25
Low	$70.48	$88.77	$84.71	$34.25	$34.25

2007
Statement of operations data:
Revenues	$147,911	$401,559	$434,034	$480,544	$1,464,048
Gross profit	$61,325	$124,714	$144,810	$156,438	$487,287
Net income (loss)	$7,180	$(23,880)	$(3,446)	$4,002	$(16,144)

Basic earnings per common share	$0.26	$(0.79)	$(0.11)	$0.13	$(0.55)
Diluted earnings per common share	$0.26	$(0.79)	$(0.11)	$0.12	$(0.55)

Stock Price:
High	$68.91	$78.72	$96.08	$112.92	$112.92
Low	$51.15	$64.57	$73.55	$72.78	$51.15

Note 19: Subsequent Event

On January 26, 2009, we filed a Form 8-K, as required by Item 701 of Regulation S-K, to disclose that we entered into exchange agreements with holders of our convertible notes to issue, in the aggregate, 2,158,842 shares of Itron’s common stock, no par value (the common stock), in exchange for, in the aggregate $115,984,000 principal amount of the convertible notes, representing 34% of the aggregate principal amount of the convertible notes.

Subsequent to the filing of the Form 8-K, we entered into a similar exchange agreement with another holder of the convertible notes to issue 93,109 shares of the common stock in exchange for $5,000,000 principal amount of the convertible notes, representing 2% of the aggregate principal amount of the convertible notes. The number of shares of common stock issued was less than 1% of the number of shares outstanding of our common stock subsequent to the January 26, 2009 Form 8-K.

All of the convertible notes acquired by us pursuant to these exchange agreements were retired upon closing of the exchanges. The issuance of the shares of the Common Stock in these transactions was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. No commission or remuneration was paid or given, directly or indirectly, for soliciting these transactions.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 2008, or in any period subsequent to such date, through the date of this report.

ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)	Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2008. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Itron, Inc.

We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2009

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Item 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2009 (the 2008 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in PART I of this Annual Report on Form 10-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2008 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2008 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2008, as set forth by Item 407(c)(3).

The section entitled “Corporate Governance” appearing in the 2008 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2008 Proxy Statement set forth certain information with respect to the compensation of directors and management of the Registrant as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2008 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled “Compensation Committee Report” appearing in the 2008 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Equity Compensation Plan Information” appearing in the 2008 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2008 Proxy Statement sets forth certain information with respect to the ownership of the Registrant’s common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled “Transactions with Related Persons” appearing in the 2008 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.

The section entitled “Corporate Governance” appearing in the 2008 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm’s Fees and Services” appearing in the 2008 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by the Registrant’s independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit
Number	Description of Exhibits

2.1
Stock purchase agreement between the stockholders of Actaris Metering Systems SA, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

2.2
Amendment No. 1 to Stock Purchase Agreement between the stockholders of Actaris Metering Systems SA, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003 - File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

4.1
Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated December 11, 2002. (Filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 12, 2002 - File No. 0-22418)

4.2	Form of Itron, Inc.’s 7.75% Exchange Note due 2012. (Filed as Exhibit 4.6 to Itron, Inc.’s Report on Form S-4, filed on September 3, 2004 - File No. 333-118782)

4.3
Indenture relating to Itron, Inc.’s 7.75% senior subordinated notes due 2012, dated May 10, 2004. (Filed as Exhibit 4.7 to Itron, Inc.’s Report on Form S-4, filed on September 3, 2004 - File No. 333-118782)

4.4
Registration Rights Agreement among Itron, Inc. domestic subsidiaries listed on Schedule I thereto and Bear, Stearns & Co. Inc. dated May 10, 2004. (Filed as Exhibit 4.8 to Itron, Inc.’s Report on Form S-4/A, filed on September 9, 2004 - File No. 333-118782)

4.5
Indenture relating to Itron, Inc.’s 2.50% convertible senior subordinated notes due 2026, dated August 4, 2006. (Filed as Exhibit 4.16 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2006 - File No. 0-22418)

4.6
Credit Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and UBS Securities LLC, Wells Fargo Bank, National Association and Mizuho Corporate Bank, Ltd. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

4.7
Security Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and Wells Fargo Bank, National Association as Collateral Agent. (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

Exhibit
Number	Description of Exhibits

10.1
Form of Change in Control Agreement between Itron, Inc. and certain of its executive officers. * (Filed as Exhibit 10.2 to Itron, Inc.'s Report on From 8-K, filed on February 17, 2006 - File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change in Control Agreements with Itron, Inc. * (attached hereto)

10.3
First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier.* (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.4	Employee Agreement between Actaris Management Services S.A. and Marcel Regnier.* (Filed as Exhibit 10.1 to Itron, Inc's Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.5
Form of Indemnification Agreements between Itron, Inc. and certain directors and officers.* (Filed as Exhibit 10.9 to Itron, Inc.'s Annual Report on Form 10-K, filed on March 30, 2000 - File No. 0-22418)

10.6	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. * (attached hereto)

10.7	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 - File No. 0-22418)

10.8
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.9	Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (attached hereto)

10.10
Form of Incentive Stock Option Grant Notice and Agreement for use in connection with the Company's Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.8 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.11
Form of Non-Qualified Stock Option Grant Notice and Agreement for use in connection with the Company's Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.7 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.12
Form of Restricted Stock Unit Award Notice and Agreement for U.S. Employees for use in connection with the Company's Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.13
Form of Restricted Stock Unit Award Notice and Agreement  for International Employees (other than French) for use in connection with the Company's Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.6 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.14
Form of Restricted Stock Unit Award Notice and Agreement  for French Employees for use in connection with the Company's Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.5 to Itron, Inc.'s Current Report on Form 8-K, Filed on February 18, 2009 - File No. 0-22418)

10.15
Amended Long-Term Performance Plan (LTPP) dated February 14, 2008 between Itron, Inc. and certain of its executive officers.* (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 20, 2008 - File No. 0-22418)

10.16
Form of Restricted Stock Unit Award Notice and Agreement for U.S. Employees for use in connection with the Company's LTPP and issued under the Company's Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10-1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.17
Form of Restricted Stock Unit Award Notice and Agreement for International Employees (other than French) for use in connection with the Company's LTPP and issued under the Company's Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10-2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

Exhibit
Number	Description of Exhibits

10.18
Form of Restricted Stock Unit Award Notice and Agreement for French Employees for use in connection with the Company's LTPP and issued under the Company's Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10-3 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2009 - File No. 0-22418)

10.19	Executive Deferred Compensation Plan.* (attached hereto)

10.20	Amended and Restated 2002 Employee Stock Purchase Plan. (attached hereto)

10.21	1989 Restated Stock Option Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997 - File No. 0-22418)
.
10.22	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.'s Registration Statement on Form S-1 dated July 22, 1992)

10.23	Notice of Restricted Stock Award.* (Filed as Exhibit 10.23 to Itron, Inc.'s Report on Form 8-K, filed on February 17, 2006 - File No. 0-22418)

12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document **

100.SCH	XBRL Taxonomy Extension Schema **

100.CAL	XBRL Taxonomy Extension Calculation Linkbase **

100.DEF	XBRL Taxonomy Extension Definition Linkbase **

100.LAB	XBRL Taxonomy Extension Label Linkbase **

100.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 401 of Regulation S-T, users of this data are advised that the financial information contained in the XBRL (eXtensible Business Reporting Language) related documents is unaudited and do not represent the official publicly filed financial statements of Itron, Inc. The purpose of submitting the XBRL related documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the financial statements and not rely on the XBRL related documents in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise be subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 25th day of February, 2009.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2009.

Signature	Title

/S/ LEROY D. NOSBAUM
LeRoy D. Nosbaum	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ Malcolm Unsworth
Malcolm Unsworth	President, Chief Operating Officer and Director

/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY
Michael B. Bracy	Director

/S/ KIRBY A. DYESS
Kirby A. Dyess	Director

/S/ JON E. ELIASSEN
Jon E. Eliassen	Director

/S/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/S/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/S/ SHARON L. NELSON
Sharon L. Nelson	Director

/S/ GARY E. PRUITT
Gary E. Pruitt	Director

/S/ GRAHAM M. WILSON
Graham M. Wilson	Director

Schedule II:    VALUATION AND QUALIFYING ACCOUNTS

		Acquisition	Additions
	Balance at	opening	charged to	Balance at
	beginning	balance /	costs and	end of period
Description	of period	adjustments (1)	expenses	Noncurrent
	(in thousands)
Year ended December 31, 2008:
Deferred tax assets valuation allowance	$13,203	$2,966	$50	$16,219

Year ended December 31, 2007:
Deferred tax assets valuation allowance	$1,083	$10,833	$1,287	$13,203

(1) On April 18, 2007, we completed the acquisition of Actaris Metering Systems, SA and continued to make adjustments to the purchase price as the valuation of assets and liabilities were finalized in 2008.