Form 10-Q
period 2009-03-30
ITRON INC /WA/
filed 2009-05-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes  ☐    No  ☐

* Itron is a voluntary filer of Interactive Data File

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

As of April 30, 2009 there were outstanding 36,801,662 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Revenues	$388,518	$478,476
Cost of revenues	258,934	315,917
Gross profit	129,584	162,559

Operating expenses
Sales and marketing	36,975	41,966
Product development	31,158	29,031
General and administrative	29,024	33,023
Amortization of intangible assets	23,478	31,252
Total operating expenses	120,635	135,272

Operating income	8,949	27,287
Other income (expense)
Interest income	535	1,424
Interest expense	(16,845)	(28,537)
Loss on extinguishment of debt, net	(10,340)	-
Other income (expense), net	(2,034)	188
Total other income (expense)	(28,684)	(26,925)

Income (loss) before income taxes	(19,735)	362
Income tax benefit	6	591
Net income (loss)	$(19,729)	$953

Earnings (loss) per common share
Basic	$(0.55)	$0.03
Diluted	$(0.55)	$0.03

Weighted average common shares outstanding
Basic	36,151	30,696
Diluted	36,151	32,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,091	$144,390
Accounts receivable, net	309,977	321,278
Inventories	162,244	164,210
Deferred income taxes, net	28,711	31,807
Other	60,355	56,032
Total current assets	663,378	717,717

Property, plant, and equipment, net	294,938	307,717
Prepaid debt fees	11,155	12,943
Deferred income taxes, net	34,482	30,917
Other	20,608	19,315
Intangible assets, net	433,198	481,886
Goodwill	1,215,562	1,285,853
Total assets	$2,673,321	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$192,274	$200,725
Other current liabilities	66,469	66,365
Wages and benefits payable	70,097	78,336
Taxes payable	27,565	18,595
Current portion of long-term debt	10,501	10,769
Current portion of warranty	20,370	23,375
Unearned revenue	36,582	24,329
Deferred income taxes, net	1,927	1,927
Total current liabilities	425,785	424,421

Long-term debt	945,566	1,140,998
Warranty	14,468	14,880
Pension plan benefits	53,511	55,810
Deferred income taxes, net	90,835	102,720
Other obligations	62,889	58,743
Total liabilities	1,593,054	1,797,572

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	1,120,934	992,184
Accumulated other comprehensive income (loss), net	(53,437)	34,093
Retained earnings	12,770	50,291
Cumulative effect of change in accounting principle	-	(17,792)
Total shareholders' equity	1,080,267	1,058,776
Total liabilities and shareholders' equity	$2,673,321	$2,856,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$(19,729)	$953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,236	44,318
Stock-based compensation	4,487	3,890
Amortization of prepaid debt fees	1,840	1,858
Amortization of convertible debt discount	2,570	3,271
Loss on extinguishment of debt, net	9,960	-
Deferred income taxes, net	(7,654)	(19,227)
Other, net	3,102	86
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,301	(19,952)
Inventories	1,966	(16,237)
Accounts payables, other current liabilities, and taxes payable	316	36,501
Wages and benefits payable	(7,078)	5,394
Unearned revenue	15,796	13,889
Warranty	(3,417)	2,654
Effect of foreign exchange rate changes	(5,886)	7,867
Other, net	(1,084)	(8,845)
Net cash provided by operating activities	42,726	56,420

Investing activities
Acquisitions of property, plant, and equipment	(13,712)	(13,117)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,217)	(95)
Other, net	664	897
Net cash used in investing activities	(14,265)	(12,315)

Financing activities
Payments on debt	(67,551)	(46,770)
Issuance of common stock	724	2,569
Other, net	(587)	3,587
Net cash used in financing activities	(67,414)	(40,614)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,346)	40
Increase (decrease) in cash and cash equivalents	(42,299)	3,531
Cash and cash equivalents at beginning of period	144,390	91,988
Cash and cash equivalents at end of period	$102,091	$95,519

Non-cash transactions:
Fixed assets purchased but not yet paid	$5,560	$2,604
Exchange of debt for common stock (see Note 6)	120,984	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,494	$3,903
Interest	15,445	18,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, and Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2008 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At March 31, 2009, we had no material investments in variable interest entities. Intercompany transactions and balances have been eliminated upon consolidation.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. As the amount of our noncontrolling interests was not material at March 31, 2009 or at December 31, 2008, the condensed consolidated financial statements do not separately reflect the equity and net income of the noncontrolling interest.

Change in Accounting Principle
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP 14-1) addressing convertible instruments such as our convertible senior subordinated notes (convertible notes). FSP 14-1 requires the convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate. We adopted FSP 14-1 on January 1, 2009 and applied FSP 14-1 retrospectively to all periods for during our convertible debt was outstanding. Our convertible notes were issued in August 2006. Refer to Note 6 for further disclosure of the terms of the convertible notes and the adoption of FSP 14-1.

The impact of the adoption of FSP 14-1 on our results of operations, our financial position, and our cash flows is as follows:

	Three Months Ended March 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statement of Operations
Interest expense	$(25,266)	$(3,271)	$(28,537)
Income tax (provision) benefit	$(680)	$1,271	$591
Net income	$2,953	$(2,000)	$953

Earnings per common share
Basic	$0.10	$(0.07)	$0.03
Diluted	$0.09	$(0.06)	$0.03

	At December 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheet
Deferred income taxes, net	$45,783	$(14,866)	$30,917

Long-term debt	$1,179,249	$(38,251)	$1,140,998

Common stock	$951,007	$41,177	$992,184

Cumulative effect of change in accounting principle	$-	$(17,792)	$(17,792)

	Three Months Ended March 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Statement of Cash Flows
Net income	$2,953	$(2,000)	$953
Amortization of convertible debt discount	$-	$3,271	$3,271
Deferred income taxes, net	$(17,956)	$(1,271)	$(19,227)

	Three Months Ended March 31, 2009
	As Reported	Impact of FSP 14-1	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Interest expense	$(16,845)	$2,570	$(14,275)
Income tax benefit (provision)	$6	$(989)	$(983)
Net loss	$(19,729)	$1,581	$(18,148)

Loss per common share
Basic	$(0.55)	$0.05	$(0.50)
Diluted	$(0.55)	$0.05	$(0.50)

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

The net fair value of our derivative instruments may switch between a net asset and a net liability depending on the mark-to-market at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated OCI as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statement of Cash Flows.

Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 12 for further disclosures of our derivative instruments and their impact on comprehensive income.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Costs related to internally developed software and software purchased for internal uses are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

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

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible notes, the related portion of unamortized prepaid debt fees is written-off and included in interest expense in the Consolidated Statements of Operations.

Business Combinations
SFAS 141(R), Business Combinations, is effective for acquisitions after January 1, 2009. On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in the consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recorded at fair value. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded under the guidance of SFAS 5, Contingencies. We capitalize IPR&D as an intangible asset and amortize the balance over its estimated useful life. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes.

Goodwill and Intangible Assets
Goodwill and intangible assets result from our acquisitions. We use estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations. Our intangible assets have finite lives, are amortized over their estimated useful lives based on estimated discounted cash flows, and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill is tested for impairment as of October 1 of each year, or more frequently if a significant impairment indicator occurs under the guidance of SFAS 142, Goodwill and Other Intangible Assets. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and general market conditions. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of projected warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Beginning balance, January 1	$38,255	$32,841
Adjustment of previous acquisition	-	6,307
New product warranties	1,534	2,667
Other changes/adjustments to warranties	1,590	1,701
Claims activity	(5,636)	(3,580)
Effect of change in exchange rates	(905)	1,867
Ending balance, March 31	34,838	41,803
Less: current portion of warranty	20,370	22,980
Long-term warranty	$14,468	$18,823

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.1 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively. Warranty expense is classified within cost of revenues.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively the plan costs). Plan costs were approximately $4.8 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively. The IBNR accrual, which is included in wages and benefits payable, was $3.1 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively. Our IBNR accrual and expenses can fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters.

Defined Benefit Pension Plans
We sponsor both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires recognition of a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Income Taxes
Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred income taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for the deferred income tax asset when we believe it is more likely than not that a portion of such asset will not be realized. Deferred income tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Foreign Exchange
Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated OCI in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services, installation, consulting, and post-sale maintenance support. In determining appropriate revenue recognition, we primarily consider the provisions of the following accounting pronouncements: Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, FASB’s Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of both the delivered and undelivered item(s), and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation, and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Previously recorded unearned revenue and deferred costs are recognized when the applicable revenue recognition criteria are met. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis in our Consolidated Statements of Operations.

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

Stock-Based Compensation
SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP), and issuance of restricted and unrestricted stock awards and units. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Fair Value Measurements
SFAS 157, Fair Value Measurements, became effective on January 1, 2008 and established a framework for measuring fair value, expanded disclosures about fair value measurements of our financial assets and liabilities and specified a hierarchy of valuation techniques based on whether the inputs used are observable or unobservable. The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is required. FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), became effective as of January 1, 2009. The adoption of this FSP did not have a material effect on our nonfinancial assets and nonfinancial liabilities in our condensed consolidated financial statements.

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

Reclassifications
See Change in Accounting Principal for the impact of the adoption of FSP 14-1.

New Accounting Pronouncements
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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for our June 30, 2009 Quarterly Report on Form 10-Q.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted Earnings per Share (EPS).

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(19,729)	$953

Weighted average common shares outstanding - Basic	36,151	30,696
Dilutive effect of stock-based awards and convertible notes	-	2,049
Weighted average common shares outstanding - Diluted	36,151	32,745
Basic earnings (loss) per common share	$(0.55)	$0.03
Diluted earnings (loss) per common share	$(0.55)	$0.03

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for the three months ended March 31, 2009, there was no dilutive effect to the weighted average common shares outstanding. For the three months ended March 31, 2008, diluted weighted average common shares outstanding included 696,000 incremental shares that would be issued upon the assumed exercise of stock-based awards. Approximately 1,038,000 and 53,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2009 and 2008, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

For our convertible notes, the dilutive effect is calculated under the net share settlement method in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. Under the net share settlement method, we include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three months ended March 31, 2009 and 2008 are used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three months ended March 31, 2009 did not exceed the conversion price of $65.16, and therefore, did not have an effect on diluted earnings per share. The average price of our common stock for the three months ended March 31, 2008 exceeded the conversion price of $65.16, and therefore, approximately 1.4 million shares were included as dilutive shares in the calculation of diluted EPS.

During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. See Note 6 for further discussion.

We have authorized 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments set by the Board of Directors. There was no preferred stock issued or outstanding at March 31, 2009 and December 31, 2008.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At March 31,	At December 31,
	2009	2008
	(in thousands)
Trade receivables (net of allowance of $5,213 and $5,954)	$293,613	$306,593
Unbilled revenue	16,364	14,685
Total accounts receivable, net	$309,977	$321,278

A summary of the allowance for doubtful accounts activity is as follows:
	Three Months Ended March 31,
	2009	2008
	(in thousands)
Beginning balance, January 1	$5,954	$6,391
Provision for (release of) doubtful accounts	(118)	167
Accounts charged off	(297)	(482)
Effects of change in exchange rates	(326)	160
Ending balance, March 31	$5,213	$6,236

Inventories	At March 31,	At December 31,
	2009	2008
	(in thousands)
Materials	$82,609	$85,153
Work in process	14,993	14,556
Finished goods	64,642	64,501
Total inventories	$162,244	$164,210

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory, consisting of raw materials and finished goods, was $14.4 million and $19.1 million at March 31, 2009 and December 31, 2008, respectively.

Property, plant, and equipment, net	At March 31,	At December 31,
	2009	2008
	(in thousands)
Machinery and equipment	$231,105	$217,740
Computers and purchased software	61,966	62,525
Buildings, furniture, and improvements	119,604	134,316
Land	33,606	36,130
Total cost	446,281	450,711
Accumulated depreciation	(151,343)	(142,994)
Property, plant, and equipment, net	$294,938	$307,717

Note 4:     Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2009			At December 31, 2008
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$380,924	$(197,531)	$183,393	$394,912	$(188,953)	$205,959
Customer contracts and relationships	283,283	(62,059)	221,224	299,928	(56,966)	242,962
Trademarks and trade names	73,768	(47,051)	26,717	76,766	(45,851)	30,915
Other	24,293	(22,429)	1,864	24,630	(22,580)	2,050
Total intangible assets	$762,268	$(329,070)	$433,198	$796,236	$(314,350)	$481,886

A summary of the intangible asset account activity is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Beginning balance, intangible assets, gross	$796,236	$895,979
Adjustment of previous acquisitions	-	(70,048)
Effect of change in exchange rates	(33,968)	37,359
Ending balance, intangible assets, gross	$762,268	$863,290

During 2008, intangible assets were adjusted by $70.0 million based on our completion of the fair value assessment associated with the Actaris Metering Systems SA (Actaris) acquisition in 2007.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates. Intangible asset amortization expense was $23.5 million and $31.2 million for the three months ended March 31, 2009 and 2008, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2009 (amount remaining at March 31, 2009)	$71,241
2010	68,727
2011	58,850
2012	45,290
2013	36,638
Beyond 2013	152,452
Total intangible assets, net	$433,198

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at March 31, 2009 and 2008:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2008	$185,869	$1,080,264	$1,266,133
Adjustment of previous acquisitions	-	59,907	59,907
Effect of change in exchange rates	(472)	92,988	92,516
Goodwill balance at March 31, 2008	$185,397	$1,233,159	$1,418,556

Goodwill balance at January 1, 2009	$184,535	$1,101,318	$1,285,853
Effect of change in exchange rates	(253)	(70,038)	(70,291)
Goodwill balance at March 31, 2009	$184,282	$1,031,280	$1,215,562

We have made refinements to our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. Therefore, the allocation of goodwill to our reporting units is based on our current segment reporting structure, and we have reallocated $57.5 million between the operating segments.

Goodwill associated with the Actaris acquisition in 2007 was adjusted in 2008 based on our final determination of fair values of certain assets acquired and liabilities assumed.

Goodwill is recorded in the functional currency of our international subsidiaries; therefore, goodwill balances may increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates.

Note 6:    Debt

The components of our borrowings are as follows:

	At March 31,	At December 31,
	2009	2008
	(in thousands)
Term loans
USD denominated term loan	$329,230	$375,744
EUR denominated term loan	316,551	360,494
Convertible senior subordinated notes	201,067	306,337
Senior subordinated notes	109,219	109,192
	956,067	1,151,767
Current portion of debt	(10,501)	(10,769)
Total long-term debt	$945,566	$1,140,998

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver) (see Note 15 for discussion of the amendment to the credit facility dated April 24, 2009). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balances of our euro denominated term loan at March 31, 2009 and December 31, 2008 were €238.3 million and €254.1 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin of 1.75% subject to factors including our consolidated leverage ratio. Our interest rates were 2.23% for the U.S. dollar denominated and 4.72% for the euro denominated term loans at March 31, 2009. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at March 31, 2009. At March 31, 2009, there were no borrowings outstanding under the revolver and $50.4 million was utilized by outstanding standby letters of credit resulting in $64.6 million being available for additional borrowings.

We repaid $67.6 million of the term loans during the first three months of 2009. These repayments were made with cash flows from operations and cash on hand. Repayments of $46.8 million were made during the first three months of 2008.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at March 31, 2009. From time to time, we may acquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.

We did not acquire any subordinated notes during the first three months of 2009 or 2008. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at March 31, 2009 and December 31, 2008. Currently, some or all of the subordinated notes may be redeemed at our option at a redemption price of 103.875% of the principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in EITF 05-2, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as the conversion feature is indexed to our own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at March 31, 2009 was $47.35.

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

The convertible notes also contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016, and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest.

On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2009.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At March 31, 2009 and December 31, 2008, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

On January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP 14-1). FSP 14-1 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 7.38% at the time of the issuance of the convertible notes, and must be applied retroactively to all periods presented. See Note 1 for disclosure about the financial statement impact of our adoption of FSP 14-1.

The carrying amounts of the debt and equity components are as follows:

	At March 31,	At December 31,
	2009	2008
	(in thousands)
Face value of convertible debt	$223,604	$344,588
Unamortized discount	(22,537)	(38,251)
Net carrying amount of debt component	$201,067	$306,337

Carrying amount of equity component	$31,831	$41,177

For the three months ended March 31, 2009 and 2008, the effective interest rate on the liability component was 7.38%, and interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $4.2 million and $5.4 million, respectively. Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 27 months.

During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately, 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges.

In accordance with FSP 14-1, the exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock issued under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of $23.3 million (the inducement loss). As required by FSP 14-1, upon derecognition of the convertible notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates have increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of $13.4 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain.

Prepaid Debt Fees & Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over their respective terms using the effective interest method. Total unamortized prepaid debt fees were $11.2 million and $12.9 million at March 31, 2009 and December 31, 2008, respectively. Accrued interest expense was $3.9 million and $4.5 million at March 31, 2009 and December 31, 2008, respectively.

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1 and Note 12 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (Level 2), as defined by SFAS 157. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at March 31, 2009 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at March 31, 2009. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. We have considered our own nonperformance risk by discounting our derivative liabilities to reflect the potential credit risk to our counterparty by applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at March 31, 2009 and December 31, 2008 are as follows:

	Asset Derivatives
	At March 31, 2009		At December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other current assets	$123		$-

	Liability Derivatives
	At March 31, 2009		At December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Other current liabilities	$(12,543)	Other current liabilities	$(8,772)
Interest rate swap contracts	Long-term other obligations	(6,948)	Long-term other obligations	(8,723)
* Euro denominated term loan	Other current liabilities	(4,450)	Other current liabilities	(4,752)
* Euro denominated term loan	Long-term other obligations	(312,101)	Long-term other obligations	(355,742)
Total derivatives designated as hedging instruments under SFAS 133		$(336,042)		$(377,989)

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other current liabilities	$(1,043)	Other current liabilities	$(67)
Total liability derivatives		$(337,085)		$(378,056)

Total asset and liability derivatives, net		$(336,962)		$(378,056)

* These derivative instruments as defined by SFAS 133, as amended, are not recorded at fair value, but at the carrying value in the Consolidated Balance Sheets.

Other comprehensive income (loss) during the reporting period for our derivatives, net of tax, was as follows (in thousands):

Net unrealized loss on derivative instruments, net of tax at December 31, 2008	$(23,768)
Unrealized loss on derivative instruments, net of tax	(11,428)
Realized losses reclassified into net loss, net of tax	1,575
Net unrealized loss on derivative instruments, net of tax at March 31, 2009	$(33,621)

Cash Flow Hedges
We are exposed to interest rate risk through our credit facility. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to increase our ability to forecast interest expense. The objective of these swaps is to protect us from changes in borrowing rates on our floating rate credit facility where LIBOR is consistently applied.

In 2008, we entered into a one-year pay-fixed 3.01% receive one-month LIBOR interest rate swap effective June 30, 2008, to convert $200 million of our USD term loan, which had a remaining balance of $329.2 million at March 31, 2009, from a floating interest rate to a fixed interest rate. The interest rate on the USD term loan will continue to contain an additional margin per the credit facility agreement. In 2008, we also entered into a forward starting one-year pay-fixed 2.68% receive one-month LIBOR interest rate swap, effective June 30, 2009 when the current one-year interest rate swap expires. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $4.0 million, which was based on the Bloomberg U.S. dollar and euro swap yield curves as of March 31, 2009.

In 2007, we entered into a pay-fixed 6.59% receive three-month Euro Interbank Offered Rate (Euribor) amortizing interest rate swap to convert a significant portion of our €335 million euro denominated variable-rate term loan to fixed-rate debt. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $296.6 million (€223.3 million) at March 31, 2009. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $6.4 million, which was based on the Bloomberg U.S. dollar and euro swap yield curves as of March 31, 2009.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The effect of our cash flow derivative instruments on the Consolidated Statement of Operations for the three months ended March 31 is as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		2009	2008	2009	2008		2009	2008
		(in thousands)		(in thousands)			(in thousands)
Interest rate swap contracts	Interest expense	$(4,507)	$(3,384)	$(2,557)	$206	Interest expense	$(48)	$-

Net Investment Hedges
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of a foreign company, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. Changes in the spot-to-spot value are recorded as adjustments to long-term debt with offsetting unrealized gains and losses recorded in OCI. The notional amount of the term loan is reduced each quarter as a result of repayments and was $316.6 million (€238.3 million) at March 31, 2009. We had no hedge ineffectiveness.

The effect of our net investment hedge derivative instrument on OCI for the three months ended March 31 is a follows:

Derivatives in SFAS 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2009	2008
	(in thousands)
Euro denominated term loan designated as hedge of our net investment in international operations	$22,940	$(32,410)

Our net unrealized gain, net of tax, was $14.2 million and net unrealized loss, net of tax, was $20.0 million for the three months ended March 31, 2009 and 2008, respectively.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting under SFAS 133, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the three months ended March 31, 2009, the notional amount of our outstanding forward contracts ranged from $2 million to $12 million offsetting exposures from the euro, British pound, Czech koruna, and Hungarian forint.

During 2007, we entered into a cross currency interest rate swap for the purpose of converting our £50 million pound sterling denominated term loan and the pound sterling LIBOR variable interest rate to a U.S. dollar denominated term loan and a U.S. LIBOR interest rate (plus an additional margin of 210 basis points), which was not designated as an accounting hedge. The cross currency interest rate swap had terms similar to the pound sterling denominated term loan, including expected prepayments. This instrument was intended to reduce the impact of volatility between the pound sterling and the U.S. dollar. Therefore, gains and losses were recorded in other income and expense as an offset to the gains (losses) on the underlying term loan revaluation to the U.S. dollar. The amounts paid or received on the interest rate swap were recognized as adjustments to interest expense. The pound sterling denominated notional amount of the cross currency interest rate swap was $78.8 million (£39.6 million) at March 31, 2008. The U.S. denominated notional amount was $79.3 million at March 31, 2008. In the second quarter of 2008, we repaid the £50 million pound sterling denominated loan.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statement of Operations for the three months ended March 31 is as follows:

Derivatives Not Designated as Hedging Instrument under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
		(in thousands)
Foreign exchange forward contracts	Other income (expense)	$79	$-
Cross currency interest rate swap	Other income (expense)	-	12
		$79	$12

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary, and Indonesia. These plans were assumed with the acquisition of Actaris. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2008.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For 2009, we expect to contribute a total of $400,000 to our defined benefit plans. For the three months ended March 31, 2009 and 2008, we contributed approximately $26,000 and $60,000, respectively, to the defined benefit pension plans.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$462	$558
Interest cost	880	929
Expected return on plan assets	(71)	(76)
Amortization of actuarial net gain	(85)	(37)
Amortization of unrecognized prior service costs	7	15
Net periodic benefit cost	$1,193	$1,389
 Note 9:    Stock-Based Compensation

We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our ESPP, and issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three months ended March 31, 2009 and 2008, stock-based compensation expense was $4.5 million and $3.9 million and the related tax benefit was $1.3 million and $875,000, respectively. We have not capitalized any stock-based compensation expense. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Expected volatility	50.2%	41.1%	99.8%	64.8%
Risk-free interest rate	1.8%	3.1%	0.8%	3.3%
Expected life (years)	4.91	4.15	0.25	0.25

Expected volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related expected life period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected life of the award. The expected life is the weighted average expected life of an award based on the period of time between the date the award is granted and the date the award is fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, with consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

Subject to stock splits, dividends, and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan. Of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards, and unrestricted stock awards. At March 31, 2009, shares available for issuance as either options or awards were 449,597.

Stock Options
Options to purchase our common stock are granted to employees and the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approve the grant. Options generally become exercisable in three equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2009 and 2008 were $25.94 and $35.33 per share, respectively. Compensation expense related to stock options for the three months ended March 31, 2009 and 2008 was $2.3 million in each period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

A summary of our stock option activity for the three months ended March 31, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	9	95.96
Exercised	(93)	21.26
Forfeited	(5)	45.73
Outstanding, March 31, 2008	1,472	39.18	6.96	$75,178

Exercisable and expected to vest, March 31, 2008	1,321	$37.68	6.81	$69,450

Exercisable, March 31, 2008	736	$25.45	5.58	$47,731

Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96
Exercised	(7)	25.05
Forfeited	(17)	59.64
Outstanding, March 31, 2009	1,400	51.80	6.86	$11,672

Exercisable and expected to vest, March 31, 2009	1,308	$49.44	6.71	$11,672

Exercisable, March 31, 2009	805	$36.02	5.68	$11,672

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of March 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $8.1 million, which is expected to be recognized over a weighted average period of approximately 21 months. During the three months ended March 31, 2009 and 2008, the total intrinsic value of stock options exercised was $198,000 and $6.7 million, respectively.

Restricted Stock Units
Certain employees and senior management receive restricted stock units or restricted stock awards (collectively “restricted awards”) as a component of their total compensation. The fair value of a restricted award is the market close price of our common stock on the date of grant. Restricted awards generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

Upon vesting, the restricted awards are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employee upon vesting of the restricted awards. Total compensation expense recognized for restricted awards was $1.9 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, unrecognized compensation expense, net of estimated forfeitures, was $12.9 million, which is expected to be recognized over a weighted average period of approximately 23 months. The total fair value of awards that vested was $1.3 million during the three months ended March 31, 2009. No awards vested during the three months ended March 31, 2008.

The following table summarizes restricted award activity for the three months ended March 31, 2009 and 2008:

	Number of Restricted Awards (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2008	111	$66.92
Granted	141	78.36
Vested	-	-
Forfeited	(2)	67.43
Nonvested, March 31, 2008	250	$73.39

Nonvested, January 1, 2009	313	$78.55
Granted	54	70.76
Vested	(20)	59.16
Forfeited	(4)	76.25
Nonvested, March 31, 2009	343	$78.47

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended March 31, 2009 and 2008, we issued 1,816 and 1,404 shares of unrestricted stock with a weighted average grant date fair value of $65.95 and $95.96 per share, respectively. The expense related to these awards for the three months ended March 31, 2009 and 2008 was $120,000 and $135,000, respectively.

Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter. Under the ESPP, we sold 12,919 and 7,695 shares to employees during the three months ended March 31, 2009 and 2008, respectively. The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. The weighted average fair value of the ESPP awards associated with the three month offering period ended March 31, 2009 and 2008 was $7.10 and $16.18 per share, respectively. The expense related to ESPP for the three months ended March 31, 2009 and 2008 was $141,000 and $134,000, respectively. At March 31, 2009, all compensation cost associated with the ESPP had been recognized. There were approximately 296,000 shares of common stock available for future issuance under the ESPP at March 31, 2009.

Note 10:    Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and can vary from period to period, due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business conducted in domestic and international jurisdictions, research credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

Estimated foreign exchange rates, the forecasted and realized mix of earnings in different tax jurisdictions, and foreign interest expense deductions have decreased our effective tax rate for 2009, as compared with 2008. For the three months ended March 31, 2009, our tax benefit as a percentage of loss before tax was minimal.

Unrecognized tax benefits in accordance with FIN 48 were $35.9 million and $37.6 million at March 31, 2009 and December 31, 2008, respectively. The decrease in the balance of our unrecognized tax benefits was primarily due to currency exchange rates. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. During the three months ended March 31, 2009 and 2008, we recognized approximately $687,000 and $477,000, respectively, in interest and penalties. At March 31, 2009 and December 31, 2008, accrued interest was $3.4 million and $3.2 million, respectively, and accrued penalties were $2.9 million in each period. Unrecognized tax benefits that would affect our tax provision at March 31, 2009 and December 31, 2008 were $35.4 million and $37.0 million, respectively. At March 31, 2009, we expect to pay no income taxes, interest, or penalties related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At March 31, 2009, in addition to the outstanding standby letters of credit of $50.4 million issued under our credit facility’s $115 million multicurrency revolver, our Itron International operating segment has a total of $30.1 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.7 million. At December 31, 2008, Itron International had a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. Unsecured surety bonds in force were $33.5 million and $33.1 million at March 31, 2009 and December 31, 2008, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2009 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Itron International subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Itron International subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited (Schlumberger). PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Itron International subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($11.2 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Itron International. All of the parties have appealed the matter to the Indonesian Supreme Court. In addition, Itron International has notified Schlumberger that it will seek to have Schlumberger indemnify Itron International from any damages it may incur as a result of this claim.

During the first quarter of 2009, all of the parties agreed to settle the litigation, including the indemnification claims against Schlumberger. Pursuant to Indonesian law and regulations, the settlement could take several months to become final. This settlement is not expected to have a material impact on our financial condition or results of operations.

Note 12:    Other Comprehensive Income (Loss)

Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	At March 31,
	2009	2008
	(in thousands)
Net income (loss)	$(19,729)	$953
Foreign currency translation adjustment,
net of income tax benefit of $1,532 and $1,727	(77,732)	123,922
Net unrealized loss on derivative instruments,
net of income tax benefit of $7,006 and $13,666	(11,428)	(22,128)
Net hedging loss (gains) reclassified into net losses,
net of income tax benefit of $982 and $79	1,575	127
Pension plan benefits liability adjustment,
net of income tax provision of $23 and $29	55	70
Total other comprehensive income (loss)	$(107,259)	$102,944

Accumulated other comprehensive loss, net of tax, was $53.4 million at March 31, 2009. Accumulated comprehensive income, net of tax, was $34.1 million at December 31, 2008. These amounts consisted of the adjustments for foreign currency translation, the unrealized gain (loss) on our derivative instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Segment Information

We have two operating segments: Itron International and Itron North America. Itron International was previously referred to as the Actaris operating segment. We are now operating under the Itron brand on a worldwide basis. Itron International generates a majority of its revenues in Europe, Africa, South America, and Asia/Pacific, while Itron North America generates a majority of its revenues in the United States and Canada. We have made refinements to our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. Therefore, the operating segment information as set forth below is based on our current segment reporting structure. In accordance SFAS 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the January 1, 2009 refinement.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Depreciation and amortization expenses are allocated to our segments. For the three months ended March 31, 2009 and 2008, Itron North America depreciation and amortization expense was $11.4 million and $11.9 million. Depreciation and amortization expense for Itron International for the three months ended March 31, 2009 and 2008 was $24.8 million and $32.4 million.

Segment Products

Itron North America
Electronic and smart electricity meters; gas and water meters; electricity, gas, and water AMR and AMI/smart meter modules; handheld, mobile, and network AMR data collection technologies; AMI network technologies; software, installation, implementation, consulting, maintenance, support, and other services.

Itron International
Electromechanical, electronic, and smart electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine, and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad, and smart card; two-way gas prepayment systems using smart card; AMR and AMI data collection technologies; installation, implementation, maintenance support, and other managed services.

Segment Information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues
Itron North America	$139,386	$169,828
Itron International	249,132	308,648
Total Company	$388,518	$478,476

Gross profit
Itron North America	$52,319	$64,217
Itron International	77,265	98,342
Total Company	$129,584	$162,559

Operating income (loss)
Itron North America	$7,793	$18,188
Itron International	9,785	18,887
Corporate unallocated	(8,629)	(9,788)
Total Company	8,949	27,287
Total other income (expense)	(28,684)	(26,925)
Income (loss) before income taxes	$(19,735)	$362

No single customer represented more than 10% of total Company or Itron International operating segment revenues for the three months ended March 31, 2009 and 2008. No customer accounted for more than 10% of Itron North America operating segment revenues for the three months ended March 31, 2009. One customer accounted for 13% of Itron North America operating segment revenues for the three months ended March 31, 2008.

Revenues by region were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Europe	$197,477	$238,652
United States and Canada	134,851	161,172
Other	56,190	78,652
Total revenues	$388,518	$478,476

Note 14:    Consolidating Financial Information

Our subordinated notes and convertible notes, issued by Itron, Inc. (the Issuer) are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

On January 1, 2009, we transferred a substantial portion of our guarantor subsidiary operations located in the United States into the parent company. This change in legal entities implemented on January 1, 2009 is reflected in the below consolidating statements as of and for the three months ended March 31, 2009. We have not restated the comparative prior period results due to the complexity of the transfer and the immaterial nature of the operations.

Consolidating Statement of Operations
Three Months Ended March 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$135,609	$1,226	$264,676	$(12,993)	$388,518
Cost of revenues	85,182	1,124	185,621	(12,993)	258,934
Gross profit	50,427	102	79,055	-	129,584

Operating expenses
Sales and marketing	13,886	-	23,089	-	36,975
Product development	20,255	-	10,903	-	31,158
General and administrative	11,976	-	17,048	-	29,024
Amortization of intangible assets	5,885	-	17,593	-	23,478
Total operating expenses	52,002	-	68,633	-	120,635

Operating income	(1,575)	102	10,422	-	8,949
Other income (expense)
Interest income	26,546	1,021	293	(27,325)	535
Interest expense	(17,804)	-	(26,366)	27,325	(16,845)
Loss on extinguishment of debt, net	(10,340)	-	-	-	(10,340)
Other income (expense), net	(926)	16	(1,124)	-	(2,034)
Total other income (expense)	(2,524)	1,037	(27,197)	-	(28,684)

Income (loss) before income taxes	(4,099)	1,139	(16,775)	-	(19,735)
Income tax benefit (provision)	2,922	-	(2,916)	-	6
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(18,552)	(2,089)	-	20,641	-
Net loss	$(19,729)	$(950)	$(19,691)	$20,641	$(19,729)

Consolidating Statement of Operations
Three Months Ended March 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$146,007	$21,107	$321,691	$(10,329)	$478,476
Cost of revenues	89,736	15,421	221,029	(10,269)	315,917
Gross profit	56,271	5,686	100,662	(60)	162,559

Operating expenses
Sales and marketing	13,131	2,043	26,792	-	41,966
Product development	17,212	780	11,099	(60)	29,031
General and administrative	13,234	840	18,949	-	33,023
Amortization of intangible assets	5,663	-	25,589	-	31,252
Total operating expenses	49,240	3,663	82,429	(60)	135,272

Operating income	7,031	2,023	18,233	-	27,287
Other income (expense)
Interest income	30,685	54	1,081	(30,396)	1,424
Interest expense	(28,223)	(113)	(30,597)	30,396	(28,537)
Other income (expense), net	1,675	(569)	(918)	-	188
Total other income (expense)	4,137	(628)	(30,434)	-	(26,925)

Income (loss) before income taxes	11,168	1,395	(12,201)	-	362
Income tax benefit (provision)	3,041	(386)	(2,064)	-	591
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(13,256)	392	-	12,864	-
Net income (loss)	$953	$1,401	$(14,265)	$12,864	$953

Consolidating Balance Sheet
March 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$40,856	$217	$61,018	$-	$102,091
Accounts receivable, net	84,749	1,972	223,256	-	309,977
Intercompany accounts receivable	7,746	133	856	(8,735)	-
Inventories	57,772	-	104,955	(483)	162,244
Deferred income taxes, net	21,151	(12)	7,572	-	28,711
Other	18,005	210	42,140	-	60,355
Intercompany other	6,291	-	5,002	(11,293)	-
Total current assets	236,570	2,520	444,799	(20,511)	663,378

Property, plant, and equipment, net	113,780	-	181,158	-	294,938
Prepaid debt fees	11,155	-	-	-	11,155
Deferred income taxes, net	11,934	-	22,548	-	34,482
Other	9,050	-	11,558	-	20,608
Intangible assets, net	75,788	-	357,410	-	433,198
Goodwill	172,681	-	1,042,881	-	1,215,562
Investment in subsidiaries	37,636	4,830	-	(42,466)	-
Intercompany notes receivable	1,595,089	94,557	1,165	(1,690,811)	-
Total assets	$2,263,683	$101,907	$2,061,519	$(1,753,788)	$2,673,321

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,800	$417	$151,057	$-	$192,274
Other current liabilities	21,592	-	44,877	-	66,469
Intercompany accounts payable	990	79	7,666	(8,735)	-
Wages and benefits payable	25,228	127	44,742	-	70,097
Taxes payable	5,601	66	21,898	-	27,565
Current portion of long-term debt	10,501	-	-	-	10,501
Current portion of warranty	7,060	-	13,310	-	20,370
Unearned revenue	28,245	-	8,337	-	36,582
Deferred income taxes, net	(1,539)	-	3,466	-	1,927
Short-term intercompany advances	5,002	1,700	4,591	(11,293)	-
Total current liabilities	143,480	2,389	299,944	(20,028)	425,785

Long-term debt	945,566	-	-	-	945,566
Warranty	11,281	-	3,187	-	14,468
Pension plan benefits	-	-	53,511	-	53,511
Intercompany notes payable	95,722	-	1,595,089	(1,690,811)	-
Deferred income taxes, net	(34,842)	-	125,677	-	90,835
Other obligations	22,209	-	40,680	-	62,889
Total liabilities	1,183,416	2,389	2,118,088	(1,710,839)	1,593,054

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	1,120,934	106,190	78,994	(185,184)	1,120,934
Accumulated other comprehensive income (loss), net	(53,437)	(9,199)	11,389	(2,190)	(53,437)
Retained earnings (accumulated deficit)	12,770	2,527	(146,952)	144,425	12,770
Total shareholders' equity	1,080,267	99,518	(56,569)	(42,949)	1,080,267
Total liabilities and shareholders' equity	$2,263,683	$101,907	$2,061,519	$(1,753,788)	$2,673,321

Consolidating Balance Sheet
December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$67,404	$3,180	$73,806	$-	$144,390
Accounts receivable, net	89,458	7,868	223,952	-	321,278
Intercompany accounts receivable	11,221	594	3,323	(15,138)	-
Inventories	52,248	7,276	105,280	(594)	164,210
Deferred income taxes, net	20,546	3,517	7,744	-	31,807
Other	18,360	243	37,429	-	56,032
Intercompany other	6,824	(26)	6,302	(13,100)	-
Total current assets	266,061	22,652	457,836	(28,832)	717,717

Property, plant, and equipment, net	96,952	16,296	194,469	-	307,717
Prepaid debt fees	12,943	-	-	-	12,943
Deferred income taxes, net	53,950	989	(24,022)	-	30,917
Other	7,205	-	12,110	-	19,315
Intangible assets, net	54,370	27,303	400,213	-	481,886
Goodwill	115,140	57,540	1,113,173	-	1,285,853
Investment in subsidiaries	46,393	151,268	(146,364)	(51,297)	-
Intercompany notes receivable	1,706,034	-	2,325	(1,708,359)	-
Total assets	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,962	$5,198	$158,565	$-	$200,725
Other current liabilities	19,307	126	46,932	-	66,365
Intercompany accounts payable	3,070	1,881	10,187	(15,138)	-
Wages and benefits payable	25,271	1,972	51,093	-	78,336
Taxes payable	2,369	3,496	12,730	-	18,595
Current portion of long-term debt	10,803	-	(34)	-	10,769
Current portion of warranty	8,481	264	14,630	-	23,375
Unearned revenue	17,365	-	6,964	-	24,329
Deferred income taxes, net	-	-	1,927	-	1,927
Short-term intercompany advances	5,001	2,704	5,395	(13,100)	-
Total current liabilities	128,629	15,641	308,389	(28,238)	424,421

Long-term debt	1,140,998	-	-	-	1,140,998
Warranty	11,228	317	3,335	-	14,880
Pension plan benefits	(1)	-	55,811	-	55,810
Intercompany notes payable	1,190	4,635	1,702,534	(1,708,359)	-
Deferred income taxes, net	-	10,615	92,105	-	102,720
Other obligations	18,228	2,389	38,126	-	58,743
Total liabilities	1,300,272	33,597	2,200,300	(1,736,597)	1,797,572

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	992,184	246,982	(47,520)	(199,462)	992,184
Accumulated other comprehensive income, net	34,093	1,930	(11,416)	9,486	34,093
Retained earnings (accumulated deficit)	50,291	(6,461)	(131,624)	138,085	50,291
Cumulative effect of change in accounting principle	(17,792)	-	-	-	(17,792)
Total shareholders' equity	1,058,776	242,451	(190,560)	(51,891)	1,058,776
Total liabilities and shareholders' equity	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(in thousands)
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(19,729)	$(950)	$(19,691)	$20,641	$(19,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,422	-	24,814	-	36,236
Stock-based compensation	4,487	-	-	-	4,487
Amortization of prepaid debt fees	1,840	-	-	-	1,840
Amortization of convertible debt discount	2,570	-		-	2,570
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(3,315)	-	(4,339)	-	(7,654)
Equity in losses of guarantor and non-guarantor subsidiaries, net	18,552	2,089	-	(20,641)	-
Other, net	3,045	-	57	-	3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,165	(560)	696	-	11,301
Inventories	1,641	-	325	-	1,966
Accounts payables, other current liabilities and taxes payable	(2,486)	161	2,641	-	316
Wages and benefits payable	(1,842)	(46)	(5,190)	-	(7,078)
Unearned revenue	14,418	-	1,378	-	15,796
Warranty	(1,949)	-	(1,468)	-	(3,417)
Effect of foreign exchange rate changes	-	-	(5,886)	-	(5,886)
Intercompany transactions, net	(237)	291	(54)	-	-
Other, net	(1,455)	13	358	-	(1,084)
Net cash provided by (used in) operating activities	48,087	998	(6,359)	-	42,726

Investing activities
Acquisitions of property, plant, and equipment	(5,874)	-	(7,838)	-	(13,712)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,217)	-	-	-	(1,217)
Current intercompany notes, net	598	-	1,217	(1,815)	-
Long-term intercompany notes receivable, net	3,731	(1,021)	1,135	(3,845)	-
Other, net	(2,567)	-	3,231	-	664
Net cash used in investing activities	(5,329)	(1,021)	(2,255)	(5,660)	(14,265)

Financing activities
Payments on debt	(67,551)	-	-	-	(67,551)
Issuance of common stock	724	-	-	-	724
Current intercompany notes, net	(1,217)	-	(598)	1,815	-
Long-term intercompany notes payable, net	(3,615)	-	(230)	3,845	-
Other, net	(587)	-	-	-	(587)
Net cash used in financing activities	(72,246)	-	(828)	5,660	(67,414)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(3,346)	-	(3,346)
Decrease in cash and cash equivalents	(29,488)	(23)	(12,788)	-	(42,299)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-
Cash and cash equivalents at end of period	$40,856	$217	$61,018	$-	$102,091

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,266	$-	$3,294	$-	$5,560
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$301	$-	$1,193	$-	$1,494
Interest, net of amounts capitalized	15,294	115	36	-	15,445

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(in thousands)
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$953	$1,401	$(14,265)	$12,864	$953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,139	544	33,635	-	44,318
Stock-based compensation	3,890	-	-	-	3,890
Amortization of prepaid debt fees	1,858	-	-	-	1,858
Amortization of convertible debt discount	3,271	-	-	-	3,271
Deferred income taxes, net	(18,344)	(1,171)	288	-	(19,227)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	13,256	(392)	-	(12,864)	-
Other, net	62	12	12	-	86
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,282	(3,454)	(25,780)	-	(19,952)
Inventories	(4,503)	(94)	(11,640)	-	(16,237)
Accounts payables, other current liabilities and taxes payable	7,016	1,295	28,190	-	36,501
Wages and benefits payable	5,247	331	(184)	-	5,394
Unearned revenue	10,797	62	3,030	-	13,889
Warranty	977	(1)	1,678	-	2,654
Effect of foreign exchange rate changes	-	-	7,867	-	7,867
Intercompany transactions, net	3,460	2,245	(5,705)	-	-
Other, net	(5,699)	34	(3,180)	-	(8,845)
Net cash provided by operating activities	41,662	812	13,946	-	56,420

Investing activities
Acquisitions of property, plant, and equipment	(5,268)	-	(7,849)	-	(13,117)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(95)	-	-	-	(95)
Current intercompany notes, net	6,947	7,760	7,806	(22,513)	-
Long-term intercompany notes receivable, net	73,018	(271)	(536)	(72,211)	-
Other, net	136,272	335	(135,710)	-	897
Net cash provided by (used in) investing activities	210,874	7,824	(136,289)	(94,724)	(12,315)

Financing activities
Payments on debt	(46,770)	-	-	-	(46,770)
Issuance of common stock	2,569	-	-	-	2,569
Current intercompany notes, net	(7,806)	(7,806)	(6,901)	22,513	-
Long-term intercompany notes payable, net	(201,356)	623	128,522	72,211	-
Other, net	3,174	-	413	-	3,587
Net cash (used in) provided by financing activities	(250,189)	(7,183)	122,034	94,724	(40,614)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	40	-	40
Increase (decrease) in cash and cash equivalents	2,347	1,453	(269)	-	3,531
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$30,284	$3,117	$62,118	$-	$95,519

Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,109	$160	$1,335	$-	$2,604
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$69	$-	$3,834	$-	$3,903
Interest	18,050	(10)	345	-	18,385

Note 15:    Subsequent Event

On April 24, 2009, we completed an amendment to our credit facility dated April 18, 2007. The amendment adjusts the maximum total leverage ratio and the minimum interest coverage ratio thresholds to increase operational flexibility. The amendment also provides us with the uncommitted option to increase the $115 million multicurrency revolving line-of-credit by an additional $75 million without a further amendment to the credit facility. Interest rates on the credit facility will continue to be based on the respective borrowing’s denominated LIBOR, plus an additional margin. The additional margin will increase and is dependent on our total leverage ratio, in accordance with the terms of the amendment. The additional margin was 1.75% at March 31, 2009, increasing to 3.5% on April 24, 2009. Debt fees of approximately $3.7 million were incurred for the amendment, as well as other legal and advisory fees.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on February 26, 2009.

Documents we provide to the Securities and Exchange Commission are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, estimated stock-based compensation expense, pension liabilities, and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on new product development and performance, 5) changes in domestic and international laws and regulations, 6) future business combinations, 7) changes in estimates for stock-based compensation or pension costs, 8) changes in foreign currency exchange rates, 9) international business risks, 10) our own and our customers’ or suppliers’ access to and cost of capital, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009 and Item 1A included in this Quarterly Report on Form 10-Q for material changes to our risk factors as of March 31, 2009.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Revenues include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

Highlights

During the first quarter of 2009, we strengthened our financial position by completing an exchange of our convertible debt for equity, resulting in a reduction of our convertible debt obligation by $121.0 million. In addition, we repaid $67.6 million of our credit facility term loans during the quarter.

During the first three months of 2009, we recorded $625 million in quarterly bookings, which included $257 million in bookings for the San Diego Gas & Electric Advanced Metering Infrastructure (AMI) contract. Total backlog at March 31, 2009 was $1.5 billion. A significant portion of our backlog consists of three AMI contracts, most of which is excluded from our 12-month backlog at March 31, 2009 as these are multi-year contracts.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2009	2008	% Change
	(in millions, except gross margin)
Revenues	$388.5	$478.5	(19%)
Gross Profit	$129.6	$162.6	(20%)
Gross Margin	33%	34%

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenues by region
Europe	$197.5	$238.6
United States and Canada	134.8	161.2
Other	56.2	78.7
Total revenues	$388.5	$478.5

Revenues
Revenues were $388.5 million for the first quarter of 2009, compared with $478.5 million for the first quarter of 2008. The decrease of $90 million was primarily driven by foreign exchange rates, fewer electric meters shipped during the quarter due to the completion of a number of AMR contracts in 2008, and the economic downturn.

No single customer represented more than 10% of total revenues for the first quarter of 2009 and 2008. Our 10 largest customers accounted for approximately 15% and 17% of total revenues for the three months ended March 31, 2009 and 2008.

Gross Margins
Gross margin was 33% in the first quarter of 2009, compared with 34% in the first quarter of 2008. A number of AMR contracts were completed in 2008, resulting in a lower margin product mix in the first quarter of 2009.

Unit Shipments
Meters can be sold with and without AMR functionality. In addition, AMR modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ AMR technology in our meters. Meter and AMR shipments are as follows:

	Three Months Ended March 31,
	2009	2008
	(units in thousands)
Total meters (with or without AMR)
Electricity - Itron North America	840	1,300
Electricity - Itron International	1,810	1,850
Gas	910	900
Water	2,355	2,325
Total meters	5,915	6,375

AMR units (North America and International)
Meters with AMR	790	1,325
AMR modules	1,000	1,075
Total AMR units	1,790	2,400

Meters with other vendors' AMR	185	250

Operating Segment Results

We have two operating segments: Itron International and Itron North America. Itron International was previously referred to as the Actaris operating segment. We are now operating under the Itron brand on a worldwide basis.  Itron International generates a majority of its revenues in Europe, Africa, South America, and Asia/Pacific, while Itron North America generates a majority of its revenues in the United States and Canada. We have made refinements to our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. Therefore, the operating segment information as set forth below is based on our current segment reporting structure. In accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the January 1, 2009 refinement.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense) and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Depreciation and amortization expenses are allocated to our segments. For the three months ended March 31, 2009 and 2008, Itron North America depreciation and amortization expense was $11.4 million and $11.9 million. Depreciation and amortization expense for Itron International for the three months ended March 31, 2009 and 2008 was $24.8 million and $32.4 million.

Segment Products

Itron North America
Electronic and smart electricity meters; gas and water meters; electricity, gas, and water AMR and AMI/smart meter modules; handheld, mobile, and network AMR data collection technologies; AMI network technologies; software, installation, implementation, consulting, maintenance, support, and other services.

Itron International
Electromechanical, electronic, and smart electricity meters; mechanical and ultrasonic water and heat meters; diaphragm, turbine, and rotary gas meters; one-way and two-way electricity prepayment systems, including smart key, keypad, and smart card; two-way gas prepayment systems using smart card; AMR and AMI data collection technologies; installation, implementation, maintenance support, and other managed services.

The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Three Months Ended March 31,
	2009	2008	% Change
	(in millions)
Segment Revenues
Itron North America	$139.4	$169.8	(18%)
Itron International	249.1	308.7	(19%)
Total revenues	$388.5	$478.5	(19%)

	Three Months Ended March 31,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)
Itron North America	$52.3	38%	$64.2	38%
Itron International	77.3	31%	98.4	32%
Total gross profit and margin	$129.6	33%	$162.6	34%

	Three Months Ended March 31,
	2009		2008
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss)
and Operating Margin	(in millions)		(in millions)
Itron North America	$7.8	6%	$18.2	11%
Itron International	9.8	4%	18.9	6%
Corporate unallocated	(8.7)		(9.8)
Total Company	$8.9	2%	$27.3	6%

Itron North America: Revenues of $139.4 million for the first quarter of 2009 were $30.4 million, or 18%, lower than the first quarter of 2008. This decrease is the result of fewer shipments of electricity meters due to the completion of a number of AMR contracts in 2008 and the economic downturn. Gross margin remained constant. As a result of gas and water meter sales being added to the product mix of tron North America, historical segment information has been updated, thus decreasing the historical gross margin by one percentage point.

No customer represented more than 10% of Itron North America operating segment revenues in the first quarter of 2009. One customer accounted for 13% of Itron North America operating segment revenues for the first quarter of 2008.

Itron North America operating expenses decreased $1.5 million, or 3%, primarily due to lower sales, general and administrative expenses, and amortization of intangible assets. Operating expenses as a percentage of revenues were 32% in the first quarter of 2009, compared with 27% in the first quarter of 2008, as a result of lower revenues in the first quarter of 2009.

Itron International: Revenues of $249.1 million for the first quarter of 2009 decreased $59.6 million, or 19%, compared with the first quarter of 2008. The impact of the strengthening of the U.S. dollar against other currencies accounted for nearly 90% of the current quarter revenue decrease. While meter shipments remained constant quarter over quarter, the remainder of the revenue decrease was due primarily to changes in product mix. Gross margin decreased one percentage point due to the completion of a smart metering project in Sweden and a higher mix of service revenue with lower margin in South America.

Business line revenues for Itron International were as follows:

	Three Months Ended March 31,
	2009	2008
Electricity	37%	40%
Gas	28%	27%
Water	35%	33%

No single customer represented more than 10% of Itron International operating segment revenues in the first quarter of 2009 and 2008.

Operating expenses for Itron International were $67.5 million and $79.5 million for the three months ended March 31, 2009 and 2008, or 27% and 26% of revenues for the respective periods. Excluding the effect of foreign exchange, operating expenses decreased primarily as a result of lower amortization of intangibles assets.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower compensation and consulting fees associated with financial integration and the Sarbanes-Oxley Act of 2002 compliance. As a percentage of total revenues, corporate unallocated expenses were 2% in the first quarter of 2009 and 2008.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory approval. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog can fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2009	$625	$1,526	$471
December 31, 2008	733	1,309	507
September 30, 2008	894	1,012	436
June 30, 2008	432	609	493
March 31, 2008	484	683	552

As we enter into AMI agreements to deploy our OpenWay® meter and communications system, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. At March 31, 2009, three of our four signed AMI contracts were included in bookings and backlog. Bookings and backlog for the first quarter of 2009 included $257 million related to the San Diego Gas & Electric AMI contract. During the third quarter of 2008, $480 million was booked related to the Southern California Edison AMI contract and during the fourth quarter of 2008, $334 million was booked related to the CenterPoint Energy AMI contract. A significant portion of these AMI contracts is not included in 12-month backlog as these are multi-year contracts.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue
	(in millions)		(in millions)
Sales and marketing	$37.0	10%	$42.0	9%
Product development	31.1	8%	29.0	6%
General and administrative	29.0	7%	33.0	7%
Amortization of intangible assets	23.5	6%	31.3	7%
Total operating expenses	$120.6	31%	$135.3	28%

Operating expenses decreased in the first quarter of 2009, compared with the first quarter of 2008, primarily due to the strengthening of the U.S. dollar against other currencies and lower amortization of intangible assets, partially offset by an increase in product development costs. As a percentage of revenues, operating expenses increased 3% in the first quarter of 2009, compared with the same period in 2008, as a result of lower revenues.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest income	$535	$1,424
Interest expense	(16,845)	(28,537)
Loss on extinguishment of debt	(10,340)	-
Other (expense) income, net	(2,034)	188
Total other income (expense)	$(28,684)	$(26,925)

Interest income: Interest income decreased 62% in the first quarter of 2009, compared with the same period in 2008, primarily due to lower interest rates in the first quarter of 2009, compared with the same period in 2008. The decrease in interest rates was partially offset by an increase in our average cash and cash equivalent balance, which was $120.8 million for the first quarter of 2009, compared with $84.8 million for the same period in 2008.

Interest expense: Interest expense decreased 41% in the first quarter of 2009, compared with the same period in 2008 primarily due to the decline in our principal borrowings and the reduction in the additional interest rate margin on our term loans from 2% in the first quarter of 2008, compared with 1.75% in the first quarter of 2009. Inclusive of our interest rate swaps, 85% of our borrowings are at fixed rates at March 31, 2009. Average outstanding principal borrowings were $1.1 billion in the first quarter of 2009, compared with $1.6 billion for the same period in 2008.

Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges.

In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP 14-1), the exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock issued under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of $23.3 million (the inducement loss). As required by FSP 14-1 upon derecognition of the convertible notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates have increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of $13.4 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain.

Other income (expense): In the first quarter of 2009, other expenses, net, resulted primarily from net foreign currency losses due to balances denominated in a currency other than the reporting entity’s functional currency and consulting and legal fees associated with the amendment to our credit facility, which was finalized in the second quarter of 2009. In the first quarter of 2008, foreign currency gains were partially offset by banking fees.

Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business conducted in domestic and international jurisdictions, research credits, state income taxes, changes in valuation allowance and interest expense and penalties related to uncertain tax positions, among other items.

Estimated foreign exchange rates, the forecasted and realized mix of earnings in different tax jurisdictions, and foreign interest expense deductions have decreased our effective tax rate for 2009, as compared with 2008. For the three months ended March 31, 2009, our tax benefit as a percentage of loss before tax was minimal.

Unrecognized tax benefits in accordance with Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109, were $35.9 million and $37.6 million at March 31, 2009 and December 31, 2008, respectively. The decrease in the balance of our unrecognized tax benefits was primarily due to currency exchange rates. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. Interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2009 and 2008 were $687,000 and $477,000, respectively. At March 31, 2009 and December 31, 2008, accrued interest was $3.4 million and $3.2 million, respectively, and accrued penalties were $2.9 million in each period. The amount of unrecognized tax benefits that would affect our tax provision at March 31, 2009 and December 31, 2008 were $35.4 million and $37.0 million, respectively. At March 31, 2009, we expect to pay no income taxes, interest, or penalties related to FIN 48 over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating activities	$42.7	$56.4
Investing activities	(14.3)	(12.3)
Financing activities	(67.4)	(40.6)
Effect of exchange rates on cash and cash equivalents	(3.3)	-
Increase (decrease) in cash and cash equivalents	$(42.3)	$3.5

Cash and cash equivalents decreased to $102.1 million at March 31, 2009, compared with $144.4 million at December 31, 2008. The decrease was primarily due to the result of our financing activities.

Operating activities
Cash provided by operating activities decreased by $13.7 million to $42.7 million for the first quarter of 2009 compared with the corresponding period in 2008. The decrease was primarily due to the strengthening of the U.S. dollar against other currencies.

Investing activities
Cash used in investing activities increased 16% in the first quarter of 2009, compared with the same period in 2008, due to the payment of contingent consideration totaling $1.2 million related to our 2006 acquisitions of ELO Sistemas e Tecnologia Ltda and Quantum Consulting, Inc.

Financing activities
During the first three months of 2009, we repaid $67.6 million on the credit facility, compared with $46.8 million during the same period in 2008. Cash generated from the exercise of stock-based awards was $724,000 during the first quarter of 2009, compared with $2.6 million during the same period in 2008.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first quarter of 2009 was a decrease of $3.3 million, compared with an increase of $40,000 for the same period in 2008.

Non-cash transactions
During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, was approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. (see Note 6 of the condensed consolidated financial statements)

Off-balance sheet arrangements
We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2009 and December 31, 2008 that we believe were reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Liquidity, Sources and Uses of Capital:
Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows can fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

Credit Facility
The Actaris Metering Systems SA (Actaris) acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver) (see the Subsequent Event section for a discussion of the amendment to the credit facility dated April 24, 2009). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balances of our euro denominated term loan at March 31, 2009 and December 31, 2008 were €238.3 million and €254.1 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin of 1.75% subject to factors including our consolidated leverage ratio. Our interest rates were 2.23% for the U.S. dollar denominated and 4.72% for the euro denominated term loans at March 31, 2009. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit and mergers. We were in compliance with these debt covenants at March 31, 2009. At March 31, 2009, there were no borrowings outstanding under the revolver and $50.4 million was utilized by outstanding standby letters of credit resulting in $64.6 million being available for additional borrowings.

We repaid $67.6 million of the term loans during the first three months of 2009. These repayments were made with cash flows from operations and cash on hand. Repayments of $46.8 million were made during the first three months of 2008.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. The subordinated notes are registered with the SEC and are generally transferable. Fixed interest payments are required every six months, in May and November. The notes are subordinated to our credit facility (senior secured borrowings) and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The subordinated notes contain covenants, which place restrictions on the incurrence of debt, the payment of dividends, certain investments and mergers. We were in compliance with these debt covenants at March 31, 2009. From time to time, we may acquire a portion of the subordinated notes on the open market, resulting in the early extinguishment of debt.

We did not acquire any subordinated notes during the first three months of 2009 or 2008. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at March 31, 2009 and December 31, 2008. Currently, some or all of the subordinated notes may be redeemed at our option at a redemption price of 103.875% of the principal amount, decreasing to 101.938% on May 15, 2009 and 100.000% on May 15, 2010.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments are required every six months, in February and August. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as defined in FASB Emerging Issues Task Force (EITF) 05-2, The Meaning of “Conventional Convertible Debt Instruments” in Issue 00-19, as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not require bifurcation from the host contract in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as the conversion feature is indexed to our own stock and would be classified within stockholders’ equity if it were a freestanding instrument as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at March 31, 2009 was $47.35.

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

The convertible notes also contain purchase options, at the option of the holders, which may require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016, and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest.

On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2009.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At March 31, 2009 and December 31, 2008, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

On January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP 14-1). FSP 14-1 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 7.38% at the time of the issuance of the convertible notes, and must be applied retroactively to all periods presented. See Note 1 of the condensed consolidated financial statements for disclosure about the financial statement impact of our adoption of FSP 14-1.

The carrying amounts of the debt and equity components are as follows:

	At March 31,	At December 31,
	2009	2008
	(in thousands)
Face value of convertible debt	$223,604	$344,588
Unamortized discount	(22,537)	(38,251)
Net carrying amount of debt component	$201,067	$306,337

Carrying amount of equity component	$31,831	$41,177

For the three months ended March 31, 2009 and 2008, the effective interest rate on the liability component was 7.38% and interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $4.2 million and $5.4 million, respectively. Due to the combination of put, call, and conversion options, that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 27 months.

During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges. (see Note 6 of the condensed consolidated financial statements)

Other Sources and Uses of Capital
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At March 31, 2009, in addition to the outstanding standby letters of credit of $50.4 million issued under our credit facility’s $115 million multicurrency revolver, our Itron International operating segment has a total of $30.1 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.7 million. At December 31, 2008, Itron International had $28.8 million of unsecured multicurrency revolving line of credit with total outstanding standby letters of credit of $6.7 million. Unsecured surety bonds in force were $33.5 million and $33.1 million at March 31, 2009 and December 31, 2008, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

Our net deferred income tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $1.9 million in U.S. federal and state taxes and approximately $22.2 million in local and foreign taxes in 2009.

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement, and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary, and Indonesia. These plans were assumed with the acquisition of Actaris on April 18, 2007. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. At December 31, 2008, we expected to contribute a total of $400,000 in 2009. For the three months ended March 31, 2009, we contributed approximately $26,000 to the defined benefit pension plans compared with $60,000 for the same period in 2008.

Working capital, which represents current assets less current liabilities, was $237.6 million at March 31, 2009, compared with $293.3 million at December 31, 2008. The $55.7 million decrease in working capital resulted primarily from the use of cash and cash equivalents to pay down debt.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations, and other factors described under “Risk Factors” within Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10-Q.

Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at March 31, 2009 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Itron International subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Itron International subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited (Schlumberger). PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Itron International subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts have awarded 129.6 billion rupiahs ($11.2 million) in damages, plus accrued interest at 18% annually, against the defendants and have invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Itron International. All of the parties have appealed the matter to the Indonesian Supreme Court. In addition, Itron International has notified Schlumberger that it will seek to have Schlumberger indemnify Itron International from any damages it may incur as a result of this claim.

During the first quarter of 2009, all of the parties agreed to settle the litigation, including the indemnification claims against Schlumberger. Pursuant to Indonesian law and regulations, the settlement could take several months to become final. This settlement is not expected to have a material impact on our financial condition or results of operations.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim, and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Critical Accounting Policies

Revenue Recognition: The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. For arrangements involving multiple elements, we determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other elements in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. Fair values represent the estimated price charged when an item is sold separately. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Warranty: We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of projected warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products. The long-term warranty balance includes estimated warranty claims beyond one year.

Inventories: Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, sub-assemblies, and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor, and other applied direct and indirect costs. We also review idle facility expense, freight, handling costs, and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. We test goodwill for impairment each year as of October 1 under the guidance of SFAS 142, Goodwill and Other Intangible Assets, or more frequently if a significant impairment indicator occurs. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and general market conditions. Changes in our forecasts or cost of capital may result in asset value adjustments, which could have a significant effect on our current and future results of operations and financial condition. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Stock-Based Compensation: SFAS 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, based on estimated fair values. We record stock-based compensation expense under SFAS 123(R) for awards of stock options, our Employee Stock Purchase Plan (ESPP), and issuance of restricted and unrestricted stock awards and units. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Defined Benefit Pension Plans: We sponsor both funded and unfunded non-U.S. defined benefit pension plans. SFAS 87, Employers' Accounting for Pensions, as amended by SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires the recognition of a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. SFAS 158 also requires employers to recognize the funded status of their defined benefit pension plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses, and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We use the average 15 year corporate bond yield curve from the central banks of each respective country in which we have an established benefit pension plan. The weighted average discount rate used to measure the projected benefit obligation as of December 31, 2008 was 6.52%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2008 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in other comprehensive income in the period in which they occur.

Bonus and Profit Sharing: We have various employee bonus and profit sharing plans that provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters.

Convertible Debt: FSP 14-1 requires our convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the issuance of the convertible notes issuance in August 2006. As required by FSP 14-1 upon derecognition of the convertible notes, we remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of the derecognition could result in a gain or loss, respectively, on extinguishment.

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business performed in domestic and foreign jurisdictions, research credits, and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable.

We record valuation allowances to reduce deferred income tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

We are subject to audit in multiple taxing jurisdictions in which we operate. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and FIN 48 reserves.

We provide reserves for unrecognized tax benefits as required under FIN 48. In applying the standards of FIN 48, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. FIN 48 requires us to make assumptions and judgments about potential outcomes that lie outside management’s control. To the extent the tax authorities disagree with our conclusions and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

Derivative Instruments: We account for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157, Fair Value Measurements. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statement of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

Foreign Exchange: Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Gains and losses that arise from exchange rate fluctuations for balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as hedges of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for our June 30, 2009 Quarterly Report on Form 10-Q.

Subsequent Event

On April 24, 2009, we completed an amendment to our credit facility dated April 18, 2007. The amendment adjusts the maximum total leverage ratio and the minimum interest coverage ratio to increase our operational flexibility. The amendment also provides us with the uncommitted option to increase the $115 million multicurrency revolving line-of-credit by an additional $75 million without a further amendment to the credit facility. Interest rates on the credit facility will continue to be based on the respective borrowing’s denominated LIBOR, plus an additional margin. The additional margin will increase and is dependent on our total leverage ratio, in accordance with the terms of the amendment. The additional margin was 1.75% at March 31, 2009, increasing to 3.5% on April 24, 2009. Debt fees of approximately $3.7 million were incurred for the amendment, as well as other legal and advisory fees.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at March 31, 2009. As a result of our interest rate swaps at March 31, 2009, 85% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar and euro swap yield curves as of March 31, 2009, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at March 31, 2009.

	2009	2010	2011	2012	2013	Beyond 2013	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$-	$-	$223.6	$-	$-	$-	$223.6
Interest rate	2.50%	2.50%	2.50%

Principal: Subordinated notes (2)	$-	$-	$-	$109.6	$-	$-	$109.6
Interest rate	7.75%	7.75%	7.75%	7.75%

Variable Rate Debt (3)
Principal: U.S. dollar term loan	$4.5	$6.1	$6.1	$6.1	$6.1	$300.3	$329.2
Average interest rate	2.90%	3.72%	3.12%	3.41%	3.71%	3.94%

Principal: Euro term loan	$3.3	$4.5	$4.5	$4.5	$4.5	$295.3	$316.6
Average interest rate	3.32%	3.56%	3.56%	3.89%	4.17%	4.41%

Interest rate swaps on U.S. dollar term loan (4)
Average interest rate (Pay)	2.79%	2.68%
Average interest rate (Receive)	1.15%	1.97%
Net/Spread	(1.64%)	(0.71%)

Interest rate swap on euro term loan (5)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%
Average interest rate (Receive)	3.57%	3.81%	3.81%	4.14%
Net/Spread	(3.02%)	(2.78%)	(2.78%)	(2.45%)

(1)
The $223.6 million of 2.50% convertible notes due August 2026 have fixed interest payments due every six months, in February and August. Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 27 months.

(2)
On January 1, 2009, we adopted FSP 14-1 that resulted in a change to the way we account for the convertible notes. See Note 6 of the condensed consolidated financial statements for the reconciliation between the face value and the carrying amount of the convertible notes.

(3)
The $109.6 million aggregate principal amount of 7.75% subordinated notes, due in 2012, was originally discounted to $99.265 per $100 of principal to yield 7.875%. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at March 31, 2009 (see Note 6 of the condensed consolidated financial statements).

(4)	Our senior secured credit facility has a remaining balance of $645.8 million at March 31, 2009 (see Note 6 and Note 14 of the condensed consolidated financial statements).
(5)
Interest rate swaps to convert $200 million of our $329.2 million U.S. dollar denominated term loan from a floating one-month LIBOR interest rate, plus an additional margin, to a fixed 3.01% interest rate through June 30, 2009, and a fixed 2.68% interest rate for one year beginning on June 30, 2009, plus the additional margin. These variable-to-fixed interest rate swaps are considered/expected to be highly effective cash flow hedges (see Note 7 of the condensed consolidated financial statements).

(6)
Interest rate swap to convert a significant portion of our €238.3 million euro denominated variable rate term loan to a fixed-rate debt obligation at a rate of 6.59% for the term of the loan, including expected prepayments. As a result of expected prepayments, the interest rate swap will terminate before the stated maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7 of the condensed consolidated financial statements).

Based on a sensitivity analysis as of March 31, 2009, we estimate that if market interest rates average one percentage point higher in 2009 than in the table above, our earnings before income taxes in 2009 would not be materially impacted due to our interest rate swaps in place at March 31, 2009.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries and the majority of our revenues and operating expenses are denominated in foreign currencies; therefore, we face exposure to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 65% for the first three months of 2009, compared with 66% for the same period in 2008.

We have designated our euro denominated term loan as a hedges of our net investment in international operations. Net unrealized gains of $22.9 million ($14.2 million after-tax) and net unrealized losses of $32.4 million ($20.0 million after-tax) were reported as a component of other comprehensive income for the three months ended March 31, 2009 and 2008, respectively. We had no hedge ineffectiveness.

We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting under SFAS 133, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the three months ended March 31, 2009, the notional amount of our outstanding forward contracts ranged from $2 million to $12 million offsetting exposures from the euro, British pound, Czech koruna, and Hungarian forint.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

There were no material changes as defined by Item 103 of Regulation S-K during the three months ended March 31, 2009.

Item 1A:    Risk Factors

We review our risk factors each quarter and update them for any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K. Therefore, the following risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 26, 2009.

We are exposed to counterparty risks with our third party depository institutions and insurance providers.

As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions has diminished, and this trend may continue. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

American International Group, Inc. (AIG) provides a portion of our overall insurance coverage. Recently, AIG has experienced significant financial issues associated with the troubled credit markets, and has received financial support from the U.S. Government. It is unclear whether the restructuring of AIG will cause AIG to alter its coverage position or reimbursement policies. The inability of AIG, or any of our other insurance providers, to provide coverage under our insurance policies could materially and adversely affect our results of operations and financial condition.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the first quarter of 2009.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2009 that was not reported.

(b) No applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document *

100.SCH	XBRL Taxonomy Extension Schema *

100.CAL	XBRL Taxonomy Extension Calculation Linkbase *

100.LAB	XBRL Taxonomy Extension Label Linkbase *

100.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*
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

ITRON, INC.

May 4, 2009	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer