Form 10-Q
period 2009-08-03
ITRON INC /WA/
filed 2009-08-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2009 there were outstanding 39,994,446 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

Table of Content

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues	$413,748	$513,931	$802,266	$992,407
Cost of revenues	280,639	337,721	539,573	653,638
Gross profit	133,109	176,210	262,693	338,769

Operating expenses
Sales and marketing	37,925	44,205	74,900	86,171
Product development	30,809	31,471	61,967	60,502
General and administrative	28,467	32,889	57,491	65,912
Amortization of intangible assets	24,189	31,467	47,667	62,719
Total operating expenses	121,390	140,032	242,025	275,304

Operating income	11,719	36,178	20,668	63,465
Other income (expense)
Interest income	481	1,460	1,016	2,884
Interest expense	(16,399)	(25,788)	(33,244)	(54,325)
Loss on extinguishment of debt, net	-	-	(10,340)	-
Other income (expense), net	(2,877)	(1,845)	(4,911)	(1,657)
Total other income (expense)	(18,795)	(26,173)	(47,479)	(53,098)

Income (loss) before income taxes	(7,076)	10,005	(26,811)	10,367
Income tax benefit	22,365	1,084	22,371	1,675
Net income (loss)	$15,289	$11,089	$(4,440)	$12,042

Earnings (loss) per common share
Basic	$0.40	$0.34	$(0.12)	$0.38
Diluted	$0.40	$0.31	$(0.12)	$0.35

Weighted average common shares outstanding
Basic	37,776	32,796	36,968	31,746
Diluted	38,130	35,325	36,968	34,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276,128	$144,390
Accounts receivable, net	311,338	321,278
Inventories	165,785	164,210
Deferred income taxes, net	28,734	31,807
Other	63,664	56,032
Total current assets	845,649	717,717

Property, plant, and equipment, net	312,468	307,717
Prepaid debt fees	14,503	12,943
Deferred income taxes, net	58,216	30,917
Other	19,359	19,315
Intangible assets, net	429,629	481,886
Goodwill	1,278,264	1,285,853
Total assets	$2,958,088	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$187,543	$200,725
Other current liabilities	69,215	66,365
Wages and benefits payable	68,537	78,336
Taxes payable	27,969	18,595
Current portion of long-term debt	120,004	10,769
Current portion of warranty	20,271	23,375
Unearned revenue	37,328	24,329
Deferred income taxes, net	1,927	1,927
Total current liabilities	532,794	424,421

Long-term debt	854,052	1,140,998
Warranty	13,794	14,880
Pension plan benefits	56,831	55,810
Deferred income taxes, net	88,860	102,720
Other obligations	62,685	58,743
Total liabilities	1,609,016	1,797,572

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	1,287,155	992,184
Accumulated other comprehensive income, net	33,858	34,093
Retained earnings	28,059	50,291
Cumulative effect of change in accounting principle	-	(17,792)
Total shareholders' equity	1,349,072	1,058,776
Total liabilities and shareholders' equity	$2,958,088	$2,856,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$(4,440)	$12,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,407	89,466
Stock-based compensation	9,279	8,026
Amortization of prepaid debt fees	2,272	5,885
Amortization of convertible debt discount	4,895	6,602
Loss on extinguishment of debt, net	9,960	-
Deferred income taxes, net	(35,000)	(16,987)
Other, net	(465)	432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,940	(15,186)
Inventories	(1,575)	(32,158)
Accounts payables, other current liabilities, and taxes payable	(4,054)	39,562
Wages and benefits payable	(9,004)	12,481
Unearned revenue	12,719	9,975
Warranty	(4,190)	3,035
Effect of foreign exchange rate changes	7,989	2,986
Other, net	(5,380)	(5,712)
Net cash provided by operating activities	67,353	120,449

Investing activities
Acquisitions of property, plant, and equipment	(27,804)	(28,966)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	(95)
Other, net	3,973	1,379
Net cash used in investing activities	(25,148)	(27,682)

Financing activities
Payments on debt	(70,241)	(350,749)
Issuance of common stock	162,153	317,536
Prepaid debt fees	(3,992)	(207)
Other, net	(587)	140
Net cash provided by (used in) financing activities	87,333	(33,280)

Effect of foreign exchange rate changes on cash and cash equivalents	2,200	704
Increase in cash and cash equivalents	131,738	60,191
Cash and cash equivalents at beginning of period	144,390	91,988
Cash and cash equivalents at end of period	$276,128	$152,179

Non-cash transactions:
Fixed assets purchased but not yet paid	$5,149	$4,390
Exchange of debt for common stock (see Note 6)	120,984	-
Contingent consideration payable for previous acquisitions	2,000	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,926	$13,556
Interest, net of amounts capitalized	31,932	42,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, and Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2008 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At June 30, 2009, we had no material investments in variable interest entities. Intercompany transactions and balances have been eliminated upon consolidation.

Effective January 1, 2009, Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 changed the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Our noncontrolling interests are not material; therefore, we do not separately reflect the equity and net income of our noncontrolling interests in our condensed consolidated financial statements.

Change in Accounting Principle
On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1). FSP 14-1 requires the convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate and must be applied retrospectively to all periods during which our convertible debt was outstanding. Our senior subordinated convertible notes (convertible notes) were issued in August 2006. Refer to Note 6 for further disclosure of the terms of the convertible notes and the adoption of FSP 14-1.

Table of Content

The impact of the adoption of FSP 14-1 on our results of operations, our financial position, and our cash flows is as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(22,457)	$(3,331)	$(25,788)	$(47,723)	$(6,602)	$(54,325)
Income tax (provision) benefit	(211)	1,295	1,084	(891)	2,566	1,675
Net income	13,125	(2,036)	11,089	16,078	(4,036)	12,042

Earnings per common share
Basic	$0.40	$(0.06)	$0.34	$0.51	$(0.13)	$0.38
Diluted	$0.37	$(0.06)	$0.31	$0.47	$(0.12)	$0.35

	At December 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheet
Deferred income taxes, net (long-term asset)	$45,783	$(14,866)	$30,917
Long-term debt	1,179,249	(38,251)	1,140,998
Common stock	951,007	41,177	992,184
Cumulative effect of change in accounting principle	-	(17,792)	(17,792)

	Six Months Ended June 30, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Statement of Cash Flows
Net income	$16,078	$(4,036)	$12,042
Amortization of convertible debt discount	-	6,602	6,602
Deferred income taxes, net	(14,421)	(2,566)	(16,987)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As Reported	Impact of FSP 14-1	Excluding Impact of FSP 14-1	As Reported	Impact of FSP 14-1	Excluding Impact of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(16,399)	$2,325	$(14,074)	$(33,244)	$4,895	$(28,349)
Income tax benefit (provision)	22,365	(890)	21,475	22,371	(1,879)	20,492
Net income (loss)	15,289	1,435	16,724	(4,440)	3,016	(1,424)

Earnings (loss) per common share
Basic	$0.40	$0.04	$0.44	$(0.12)	$0.08	$(0.04)
Diluted	$0.40	$0.04	$0.44	$(0.12)	$0.08	$(0.04)

Table of Content

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by GAAP.

The net fair value of our derivative instruments may switch between a net asset and a net liability depending on market circumstances at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated OCI as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and three to five years for equipment, computers, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We have no assets held for sale.

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

Table of Content

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in the consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recorded at fair value. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. We will capitalize any future IPR&D as an intangible asset and amortize the balance over its estimated useful life (prior to January 1, 2009, we expensed acquired IPR&D in accordance with U.S. GAAP in effect at that time). The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs will be expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes.

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

Goodwill is tested for impairment as of October 1 of each year, or more frequently if a significant impairment indicator occurs. In testing goodwill for impairment, we forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and general market conditions. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross profit. The long-term warranty balance includes estimated warranty claims beyond one year.

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$34,838	$41,803	$38,255	$32,841
Adjustment of previous acquisition	-	635	-	6,942
New product warranties	1,588	1,267	3,122	3,934
Other changes/adjustments to warranties	1,519	2,388	3,109	4,089
Claims activity	(5,085)	(3,936)	(10,721)	(7,516)
Effect of change in exchange rates	1,205	27	300	1,894
Ending balance, June 30	34,065	42,184	34,065	42,184
Less: current portion of warranty	20,271	23,693	20,271	23,693
Long-term warranty	$13,794	$18,491	$13,794	$18,491

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.1 million and $3.7 million for the three months ended June 30, 2009 and 2008, and approximately $6.2 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively. Warranty expense is classified within cost of revenues.

Table of Content

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

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively the plan costs). Plan costs were approximately $5.2 million and $4.3 million for the three months ended June 30, 2009 and 2008, and approximately $10.0 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. The IBNR accrual, which is included in wages and benefits payable, was $3.2 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively. Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Defined Benefit Pension Plans
We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

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

Table of Content

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

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. For software we develop to be marketed or sold, we capitalize development costs after technological feasibility is established. Due to the relatively short period of time between technological feasibility and the completion of product and software development, and the immaterial nature of these costs, we generally do not capitalize product and software development expenses.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock issued pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Loss on Extinguishment of Debt, Net
Upon partial or full redemption of our borrowings, we recognize a gain or loss for the difference between the cash paid and the net carrying amount of the debt. Included in the net carrying amount is any unamortized premium or discount from the original issuance of the debt. Due to the particular characteristics of our convertible notes, upon conversion or derecognition of our senior subordinated convertible notes, we recognize a gain or loss for the difference between the fair value of the consideration transferred to the holder that is allocated to the liability component, which is equal to the fair value of the liability component immediately prior to extinguishment, and the net carrying amount of the liability component (including any unamortized discount and debt issuance costs). In the case of an induced conversion, a loss is recognized for the amount of the fair value of the securities or other consideration transferred to the holder in excess of fair value of the consideration issuable in accordance with the original conversion terms of the debt.

Income Taxes
The two primary objectives related to accounting for income taxes are to 1) recognize the amount of taxes payable or refundable for the current year and 2) recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred income taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance for the deferred income tax asset when we believe it is more likely than not that a portion of such asset will not be realized. Deferred income tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

We evaluate whether our tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as components of income tax expense.

Foreign Exchange
Our condensed consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Gains and losses that arise from exchange rate fluctuations for asset and liability balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated OCI in shareholders’ equity.

Table of Content

Fair Value Measurements
The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is required. FSP FAS 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS 157, Fair Value Measurements (SFAS 157) for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), became effective as of January 1, 2009.

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

Reclassifications
See Change in Accounting Principle for the impact of the adoption of FSP 14-1.

New Accounting Pronouncements
SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009 and is not intended to modify existing GAAP. As of July 1, 2009 for Itron, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature is non-authoritative. We will include Codification references in our September 30, 2009 Quarterly Report on Form 10-Q.

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

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This Statement requires an enterprise to perform additional analyses to assess variable interest entities (VIE’s) and the enterprise’s involvement with these entities, as well provide additional disclosures. SFAS 167 will be effective for Itron on January 1, 2010. We do not expect SFAS 167 to have a material impact to our consolidated financial statements.

Table of Content
Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted Earnings per Share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$15,289	$11,089	$(4,440)	$12,042

Weighted average common shares outstanding - Basic	37,776	32,796	36,968	31,746
Dilutive effect of stock-based awards	354	833	-	764
Dilutive effect of convertible notes	-	1,696	-	1,531
Weighted average common shares outstanding - Diluted	38,130	35,325	36,968	34,041
Basic earnings (loss) per common share	$0.40	$0.34	$(0.12)	$0.38
Diluted earnings (loss) per common share	$0.40	$0.31	$(0.12)	$0.35

Common Stock
During the first quarter of 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. See Note 6 for further discussion.

On June 3, 2009, we completed an underwritten public offering of approximately 3.2 million shares of common stock for net proceeds of $160.4 million.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for the six months ended June 30, 2009, there was no dilutive effect to the weighted average common shares outstanding. Approximately 671,000 and 188,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended June 30, 2009 and 2008, and approximately 1.0 million and 121,000 stock-based awards were excluded from the calculation of diluted EPS for the six months ended June 30, 2009 and 2008 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes
We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three and six months ended June 30, 2009 and 2008 are used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and six months ended June 30, 2009 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted earnings per share. The average price of our common stock for the three and six months ended June 30, 2008 exceeded the conversion price of $65.16 and, therefore, approximately 1.7 million and 1.5 million shares, respectively, were included as dilutive shares in the calculation of diluted EPS.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments as set by the Board of Directors. There was no preferred stock sold or outstanding at June 30, 2009 and December 31, 2008.

Table of Content

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At June 30,	At December 31,
	2009	2008
	(in thousands)
Trade receivables (net of allowance of $7,271 and $5,954)	$291,533	$306,593
Unbilled revenue	19,805	14,685
Total accounts receivable, net	$311,338	$321,278

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$5,213	$5,765	$5,954	$5,920
Provision for doubtful accounts	2,008	576	1,890	743
Accounts charged off	(339)	(74)	(636)	(556)
Effects of change in exchange rates	389	141	63	301
Ending balance, June 30	$7,271	$6,408	$7,271	$6,408

Inventories	At June 30,	At December 31,
	2009	2008
	(in thousands)
Materials	$84,402	$85,153
Work in process	17,024	14,556
Finished goods	64,359	64,501
Total inventories	$165,785	$164,210

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $15.6 million and $19.1 million at June 30, 2009 and December 31, 2008, respectively.

Property, plant, and equipment, net	At June 30,	At December 31,
	2009	2008
	(in thousands)
Machinery and equipment	$251,937	$217,740
Computers and purchased software	64,717	62,525
Buildings, furniture, and improvements	128,469	134,316
Land	36,624	36,130
Total cost	481,747	450,711
Accumulated depreciation	(169,279)	(142,994)
Property, plant, and equipment, net	$312,468	$307,717

Depreciation expense was $14.0 million and $13.6 million for the three months ended June 30, 2009 and 2008, and $26.7 million for each of the six months ended June 30, 2009 and 2008.

Table of Content

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At June 30, 2009			At December 31, 2008
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$392,842	$(215,180)	$177,662	$394,912	$(188,953)	$205,959
Customer contracts and relationships	298,805	(73,459)	225,346	299,928	(56,966)	242,962
Trademarks and trade names	76,322	(51,397)	24,925	76,766	(45,851)	30,915
Other	24,582	(22,886)	1,696	24,630	(22,580)	2,050
Total intangible assets	$792,551	$(362,922)	$429,629	$796,236	$(314,350)	$481,886

A summary of the intangible asset account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance, intangible assets, gross	$762,268	$863,290	$796,236	$895,979
Adjustment of previous acquisitions	-	-	-	(70,048)
Effect of change in exchange rates	30,283	759	(3,685)	38,118
Ending balance, intangible assets, gross	$792,551	$864,049	$792,551	$864,049

During 2008, intangible assets were adjusted by $70.0 million based on our completion of the fair value assessment associated with the Actaris Metering Systems SA (Actaris) acquisition in 2007.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates. Intangible asset amortization expense was $24.2 million and $31.5 million for the three months ended June 30, 2009 and 2008, and $47.7 million and $62.7 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated future annual amortization expense is as follows:
Years ending December 31,	Estimated Annual Amortization
(in thousands)
2009 (amount remaining at June 30, 2009)	$49,626
2010	71,897
2011	61,544
2012	47,531
2013	38,506
Beyond 2013	160,525
Total intangible assets, net	$429,629

Table of Content

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at June 30, 2009 and 2008:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2008	$185,869	$1,080,264	$1,266,133
Adjustment of previous acquisitions	-	57,803	57,803
Effect of change in exchange rates	(314)	92,683	92,369
Goodwill balance at June 30, 2008	$185,555	$1,230,750	$1,416,305

Goodwill balance at January 1, 2009	$184,535	$1,101,318	$1,285,853
Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	597	(10,286)	(9,689)
Goodwill balance at June 30, 2009	$187,232	$1,091,032	$1,278,264

In 2009, we made refinements to our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. The allocation of goodwill to our reporting units is based on our current segment reporting structure; therefore we have reallocated $57.5 million between the operating segments. Historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the refinement.

In 2009, $2.1 million of contingent consideration became payable associated with two acquisitions in 2006, which is reflected as an adjustment of previous acquisitions.

In 2008, the adjustment of previous acquisitions represents an adjustment to goodwill associated with the 2007 Actaris acquisition based on our final determination of fair values of certain assets acquired and liabilities assumed.
Note 6:    Debt

The components of our borrowings are as follows:

	At June 30,	At December 31,
	2009	2008
	(in thousands)
Term loans
USD denominated term loan	$327,717	$375,744
EUR denominated term loan	333,702	360,494
Convertible senior subordinated notes	203,391	306,337
Senior subordinated notes	109,246	109,192
	974,056	1,151,767
Current portion of debt	(120,004)	(10,769)
Total long-term debt	$854,052	$1,140,998

Table of Content

Credit Facility
The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balance of our euro denominated term loan at June 30, 2009 and December 31, 2008 was €237.5 million and €254.1 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. Our interest rates were 3.82% for the U.S. dollar denominated and 5.03% for the euro denominated term loans at June 30, 2009. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers. On April 24, 2009, we completed an amendment to our credit facility, which adjusted the maximum total leverage ratio and the minimum interest coverage ratio thresholds to increase operational flexibility. The amendment also provided an uncommitted option to increase the $115 million multicurrency revolving line-of-credit by an additional $75 million without a further amendment to the credit facility. The additional interest rate margin increased from 1.75% at December 31, 2008 to 3.50% at June 30, 2009. Prepaid debt fees of approximately $3.7 million were capitalized for the amendment and legal and advisory fees of $1.5 million were expensed as the amendment did not substantially modify the original terms of the loan. At June 30, 2009, we were in compliance with the debt covenants under this credit facility.

At June 30, 2009, there were no borrowings outstanding under the revolver and $51.3 million was utilized by outstanding standby letters of credit resulting in $63.7 million being available for additional borrowings.

We repaid $2.7 million and $70.2 million of the term loans during the three and six months end June 30, 2009, respectively. Repayments of $298.6 million and $345.3 million were made during the three and six months ended June 30, 2008, respectively.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes) due in 2012, which were discounted to a price of 99.265 to yield 7.875%. On July 17, 2009 we redeemed all of our outstanding notes at a redemption price of 101.938% of the principal amount of the notes plus accrued and unpaid interest. As of July 17, 2009, the principal amount of the notes was $109.6 million. See Note 16 for a further discussion. The subordinated notes were registered with the SEC.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments are required every six months, in February and August of each year. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds and events are met, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not need to be bifurcated from the host contract and accounted for as a freestanding derivative, as the conversion feature is indexed to our own stock and would be classified within stockholders’ equity if it were a freestanding instrument.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at June 30, 2009 was $55.07.

Table of Content

Upon conversion, the principal amount of the convertible notes will be settled in cash and, at our option, the remaining conversion obligation (stock price in excess of conversion price) may be settled in cash, shares, or a combination. The conversion rate for the convertible notes is subject to adjustment upon the occurrence of certain corporate events, as defined in the indenture, to ensure that the economic rights of the convertible note holders are preserved.

The convertible notes also contain purchase options, at the option of the holders, which if exercised would require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016, and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest.

On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at June 30, 2009.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At June 30, 2009 and December 31, 2008, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

On January 1, 2009, we adopted FSP 14-1, which requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 7.38% at the time of the issuance of the convertible notes, and must be applied retroactively to all periods presented. See Note 1 for disclosure about the financial statement impact of our adoption of FSP 14-1.

The carrying amounts of the debt and equity components are as follows:

	At June 30,	At December 31,
	2009	2008
	(in thousands)
Face value of convertible debt	$223,604	$344,588
Unamortized discount	(20,213)	(38,251)
Net carrying amount of debt component	$203,391	$306,337

Carrying amount of equity component	$31,831	$41,177

The effective interest rate on the liability component is 7.38%. For the three and six months ended June 30, 2009, the interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $3.7 million and $7.9 million, respectively. For the three and six months ended June 30, 2008, the interest expense related to both the contractual interest coupon and the amortization of the discount on the liability component was $5.5 million and $10.9 million, respectively. Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 24 months.

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

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock sold under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of $23.3 million (the inducement loss). As required by FSP 14-1, upon derecognition of the convertible notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of $13.4 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain.

Prepaid Debt Fees & Accrued Interest Expense
Prepaid debt fees for our outstanding borrowings are amortized over their respective terms using the effective interest method. Total unamortized prepaid debt fees were $14.5 million and $12.9 million at June 30, 2009 and December 31, 2008, respectively. Accrued interest expense was $3.5 million and $4.5 million at June 30, 2009 and December 31, 2008, respectively.

Table of Content

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (Level 2), as defined by SFAS 157. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at June 30, 2009 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at June 30, 2009. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. We have considered our own nonperformance risk by discounting our derivative liabilities to reflect the potential credit risk to our counterparty by applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at June 30, 2009 and December 31, 2008 are as follows:

	At June 30, 2009		At December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Asset Derivatives

Derivatives not designated as hedging instruments under SFAS 133**
Foreign exchange forward contracts	Other current assets	$438		$-

Liability Derivatives

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Other current liabilities	$(12,755)	Other current liabilities	$(8,772)
Interest rate swap contracts	Long-term other obligations	(4,896)	Long-term other obligations	(8,723)
* Euro denominated term loan	Current portion of long-term debt	(4,708)	Current portion of long-term debt	(4,752)
* Euro denominated term loan	Long-term debt	(328,994)	Long-term debt	(355,742)
Total derivatives designated as hedging instruments under SFAS 133		$(351,353)		$(377,989)

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other current liabilities	$(282)	Other current liabilities	$(67)
Total liability derivatives		$(351,635)		$(378,056)

Total asset and liability derivatives, net		$(351,197)		$(378,056)

* This nonderivative financial instrument designated as a hedge of our net investment in international operations is not recorded at fair value, but at the carrying value in the Consolidated Balance Sheets.
** SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

Table of Content

Other comprehensive income (loss) during the reporting period for our derivatives and nonderivative instruments designated as hedging instruments (collectively hedging instruments), net of tax, was as follows:

	2009	2008
	(in thousands)
Net unrealized loss on hedging instruments at January 1	$(29,734)	$(26,503)
Unrealized gain (loss) on derivative instruments	(3,804)	4,151
Unrealized gain (loss) on a nonderivative hedging instrument	2,848	(19,942)
Realized (gains) losses reclassified into net income (loss)	3,803	(227)
Net unrealized loss on hedging instruments at June 30	$(26,887)	$(42,521)

Cash Flow Hedges
We are exposed to interest rate risk through our credit facility. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to increase our ability to forecast interest expense. The objective of these swaps is to protect us from changes in borrowing rates on our floating rate credit facility where LIBOR is consistently applied.

In 2008, we entered into a one-year pay-fixed 3.01% receive one-month LIBOR interest rate swap, effective June 30, 2008 through June 30, 2009, to convert $200 million of our U.S. dollar term loan from a floating interest rate to a fixed interest rate. In 2008, we also entered into a one-year pay-fixed 2.68% receive one-month LIBOR interest rate swap, effective June 30, 2009 through June 30, 2010 (when the previous one-year interest rate swap expired). At June 30, 2009, our U.S. dollar term loan had a remaining balance of $327.7 million. The cash flow hedge that is effective from June 30, 2009 to June 30, 2010 is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.9 million, which was based on the Bloomberg U.S. dollar swap yield curve as of June 30, 2009.

In 2007, we entered into a pay-fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR) amortizing interest rate swap to convert a significant portion of our €335 million euro denominated variable-rate term loan to fixed-rate debt. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $291.5 million (€207.5 million) at June 30, 2009. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $8.8 million, which was based on the Bloomberg U.S. dollar swap yield curve as of June 30, 2009.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended June 30 is as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
	(in thousands)			(in thousands)			(in thousands)
Interest rate swap contracts	$(1,658)	$9,940	Interest expense	$(3,605)	$161	Interest expense	$(136)	$-

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the six months ended June 30 is as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
	(in thousands)			(in thousands)			(in thousands)
Interest rate swap contracts	$(6,165)	$6,349	Interest expense	$(6,162)	$367	Interest expense	$(184)	$-

Table of Content

Net Investment Hedges
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan is reduced each quarter as a result of repayments and was $333.7 million (€237.5 million) at June 30, 2009. We had no hedge ineffectiveness.

The before tax effect of our net investment hedge nonderivative financial instrument on OCI for the three and six months ended June 30 is as follows:

Nonderivative financial instruments in SFAS 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Euro denominated term loan designated as a hedge of our net investment in international operations	$(18,328)	$-	$4,613	$(32,410)

Our net unrealized gain (loss), net of tax, was ($11.3) million and $2.8 million for the three and six months ended June 30, 2009, respectively. Our net unrealized loss, net of tax, was $19.9 million for the six months ended June 30, 2008. We had no unrealized gain or loss for the three months ended June 30, 2008.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the six months ended June 30, 2009, we entered into approximately 40 foreign currency option and forward transactions. The notional amounts of the contracts ranged from $1 million to $36 million, offsetting exposures from the euro, British pound, Czech koruna, and Hungarian forint.

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

Table of Content

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 is as follows:

Derivatives Not Designated as Hedging Instrument under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
		(in thousands)
Foreign exchange forward contracts	Other income (expense)	$(606)	$(459)	$(527)	$(459)
Cross currency interest rate swap	Other income (expense)	-	(1,885)	-	(1,709)
		$(606)	$(2,344)	$(527)	$(2,168)

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

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For 2009, we expect to contribute a total of $450,000 to our defined benefit pension plans with the majority payable in the fourth quarter. For the three and six months ended June 30, 2009, we contributed approximately $30,000 and $53,000, respectively, to the defined benefit pension plans. For the three and six months ended June 30, 2008, we contributed approximately $30,000 and $90,000, respectively, to the defined benefit pension plans.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$419	$620	$868	$1,178
Interest cost	886	941	1,740	1,870
Expected return on plan assets	(72)	(76)	(141)	(152)
Amortization of actuarial net gain	(99)	(38)	(182)	(75)
Amortization of unrecognized prior service costs	7	15	13	31
Net periodic benefit cost	$1,141	$1,462	$2,298	$2,852

 Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock issued pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three months ended June 30, 2009 and 2008, stock-based compensation expense was $4.8 million and $4.1 million and the related tax benefit was $1.2 million and $914,000, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation expense was $9.3 million and $8.0 million and the related tax benefit was $2.5 million and $1.8 million, respectively. We have not capitalized any stock-based compensation expense. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

Table of Content

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	(1)	2008	2009	2008
Dividend yield	-		-	-	-
Expected volatility	-		45.0%	50.2%	44.8%
Risk-free interest rate	-		3.0%	1.8%	3.0%
Expected life (years)	-		4.50	4.91	4.49

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Expected volatility	75.7%	56.2%	87.7%	60.5%
Risk-free interest rate	0.2%	1.4%	0.5%	2.3%
Expected life (years)	0.25	0.25	0.25	0.25

(1) No stock options were granted during the three months ended June 30, 2009.

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

Subject to stock splits, dividends, and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan. Of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards, and unrestricted stock awards. At June 30, 2009, shares available for issuance under the plan as either options or awards were 453,548.

Stock Options
Options to purchase our common stock are granted to employees and the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approve the grant. Options generally become exercisable in three equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended June 30, 2009. The weighted average grant date fair value of the stock options granted during the three months ended June 30, 2008 was $39.21 per share. The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2009 and 2008 were $57.96 and $39.07 per share, respectively. Compensation expense related to stock options for the three months ended June 30, 2009 and 2008 was $2.3 million in each period, and $4.6 million for each of the six months ended June 30, 2009 and 2008. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Table of Content
A summary of our stock option activity for the six months ended June 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	246	95.79
Exercised	(218)	24.87
Forfeited	(17)	47.62
Outstanding, June 30, 2008	1,572	48.59	7.24	$78,221

Exercisable and expected to vest, June 30, 2008	1,492	$47.05	7.14	$76,518

Exercisable, June 30, 2008	823	$30.72	5.79	$55,673

Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96
Exercised	(14)	30.16
Forfeited	(17)	59.59
Expired	(5)	48.93
Outstanding, June 30, 2009	1,388	51.89	6.64	$17,681

Exercisable and expected to vest, June 30, 2009	1,313	$49.89	6.52	$17,671

Exercisable, June 30, 2009	937	$43.15	5.90	$16,654

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of June 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $8.9 million, which is expected to be recognized over a weighted average period of approximately 20 months. During the three months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $140,000 and $8.6 million, respectively. During the six months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $338,000 and $15.3 million, respectively.

Restricted Stock Units
Certain employees and senior management receive restricted stock units or restricted stock awards (collectively restricted awards) as a component of their total compensation. The fair value of a restricted award is the market close price of our common stock on the date of grant. Restricted awards generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

Upon vesting, the restricted awards are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employee upon vesting of the restricted awards. Total compensation expense recognized for restricted awards was $2.4 million and $1.7 million for the three months ended June 30, 2009 and 2008, and $4.3 million and $3.0 million for the six months ended June 30, 2009 and 2008. As of June 30, 2009, unrecognized compensation expense was $14.2 million, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of awards that vested was $1.3 million during the six months ended June 30, 2009. No awards vested during the three months ended June 30, 2009 and the three and six months ended June 30, 2008.

Table of Content

The following table summarizes restricted award activity for the six months ended June 30, 2009 and 2008:

	Number of Restricted Awards	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2008	111	$66.92
Granted	203	83.67
Forfeited	(5)	66.99
Nonvested, June 30, 2008	309	$77.96

Nonvested, January 1, 2009	313	$78.55
Granted	54	70.76
Vested	(20)	59.16
Forfeited	(4)	76.25
Nonvested, June 30, 2009	343	$78.47

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended June 30, 2009 and 2008, we issued 300 and 156 shares of unrestricted stock with a weighted average grant date fair value of $49.55 and $94.47 per share, respectively. During the six months ended June 30, 2009 and 2008, we issued 2,116 and 1,560 shares of unrestricted stock with a weighted average grant date fair value of $63.62 and $95.81 per share, respectively. The expense related to these awards was $15,000 for each of the three months ended June 30, 2009 and 2008, and $135,000 and $150,000 for the six months ended June 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter. Under the ESPP, we sold 19,831 and 8,280 shares to employees during the three months ended June 30, 2009 and 2008, and 32,750 and 15,975 shares during the six months ended June 30, 2009 and 2008, respectively. The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. The fair value of the ESPP awards was $8.28 and $15.46 per share for the awards associated with the three month offering periods ended June 30, 2009 and 2008, respectively. The weighted average fair value of the ESPP awards associated with the offering periods during the six months ended June 30, 2009 and 2008 was $7.64 and $15.81 per share, respectively. The expense related to ESPP was $138,000 and $134,000 for the three months ended June 30, 2009 and 2008, and $279,000 and $268,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, all compensation cost associated with the ESPP had been recognized. There were approximately 276,000 shares of common stock available for future issuance under the ESPP at June 30, 2009.

Note 10:    Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and can vary from period to period, due to the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements,  research credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

Our tax provision (benefit) as a percentage of income (loss) before tax was (316%) and (83%) for the three and six months ended June 30, 2009, compared with (11%) and (16%) for the same periods in 2008. The benefit for the three months ended June 30, 2009 was primarily due to expected lower income in higher tax jurisdictions for the year. Our tax benefits in 2008 and 2009 reflected the benefit of certain interest expense deductions and the election under the U.S. Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007 as well as the forecasted mix of earnings in different tax jurisdictions.

Unrecognized tax benefits in accordance with FASB Interpretation No. 48 (As Amended), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48) were $38.0 million and $37.6 million at June 30, 2009 and December 31, 2008. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as components of income tax expense. We recognized an expense of $606,000 and a benefit of $267,000 during the three months ended June 30, 2009 and 2008, and expenses of $1.3 million and $210,000 during the six months ended June 30, 2009 and 2008, respectively, in interest and penalties. At June 30, 2009 and December 31, 2008, accrued interest was $3.9 million and $3.2 million, and accrued penalties were $3.4 million and $2.9 million, respectively. Unrecognized tax benefits that would affect our tax provision at June 30, 2009 and December 31, 2008 were $37.6 million and $37.0 million, respectively. At June 30, 2009, we expect to pay no income taxes, interest, or penalties related to FIN 48 over the next twelve months.

Table of Content

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At June 30, 2009, in addition to the outstanding standby letters of credit of $51.3 million issued under our credit facility’s $115 million multicurrency revolver, our Itron International operating segment has a total of $29.3 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.3 million. At December 31, 2008, Itron International had a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. Unsecured surety bonds in force were $41.5 million and $33.1 million at June 30, 2009 and December 31, 2008, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. The terms of the indemnification normally do not limit the maximum potential future payments. We also provide an indemnification for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of the indemnification generally do not limit the maximum potential payments.

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Legal contingencies at June 30, 2009 were not material to our financial condition or results of operations.

PT Mecoindo is a joint venture in Indonesia between PT Berca and one of the Itron International subsidiaries. PT Berca is the minority shareholder in PT Mecoindo and has sued several Itron International subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited (Schlumberger). PT Berca claims that it had preemptive rights in the joint venture and has sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Itron International subsidiary. The plaintiff also seeks to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. The Indonesian courts awarded 129.6 billion rupiahs ($12.6 million) in damages, plus accrued interest at 18% annually, against the defendants and invalidated the 2001 transfer of the Mecoindo interest to a subsidiary of Itron International. During the first quarter of 2009, all of the parties agreed to settle the litigation, including an indemnification claim against Schlumberger. The settlement will take several months to become final. This settlement is not expected to have a material impact on our financial condition or results of operations.

Table of Content

Note 12:    Other Comprehensive Income (Loss)

Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$15,289	$11,089	$(4,440)	$12,042
Foreign currency translation adjustment, net(1)	97,556	16,787	(2,924)	140,910
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net(2)	(1,059)	6,242	(3,804)	4,151
Net unrealized gain (loss) on a nonderivative hedging instrument, net(3)	(11,325)	42	2,848	(19,942)
Net hedging (gain) loss reclassified into net income (loss), net(4)	2,228	(100)	3,803	(227)
Pension plan benefits liability adjustment, net(5)	(105)	-	(158)	70
Total comprehensive income (loss)	$102,584	$34,060	$(4,675)	$137,004

(1)	Income tax provision of $2,145 and $7,953 for the three months ended June 30, 2009 and 2008, and $3,676 and $9,240 for the six months ended June 30, 2009 and 2008, respectively.
(2)	Income tax provision (benefit) of ($598) and $3,859 for the three months ended June 30, 2009 and 2008, and ($2,361) and $2,565 for the six months ended June 30, 2009 and 2008, respectively.
(3)	Income tax provision (benefit) of ($7,003) and $(42) for the three months ended June 30, 2009 and 2008, and $1,765 and ($12,467) for the six months ended June 30, 2009 and 2008, respectively.
(4)	Income tax provision of $1,377 and $61 for the three months ended June 30, 2009 and 2008, and $2,359 and $140 for the six months ended June 30, 2009 and 2008, respectively.
(5)	Income tax provision (benefit) of ($45) for the three months ended June 30, 2009, and ($67) and $29 for the six months ended June 30, 2009 and 2008, respectively.

Accumulated other comprehensive income, net of tax, was $33.9 million at June 30, 2009 and $34.1 million at December 31, 2008. These amounts consisted of the adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at June 30, 2009 and December 31, 2008 and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may affect the determination of fair value.

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Assets
Cash and cash equivalents	$276,128	$276,128	$144,390	$144,390
Foreign exchange forwards	438	438	-	-

Liabilities
Term loans
USD denominated term loan	$327,717	$327,717	$375,744	$317,128
EUR denominated term loan	333,702	333,702	360,494	308,073
Convertible senior subordinated notes	203,391	249,877	306,337	380,985
Senior subordinated notes	109,246	111,363	109,192	95,478
Interest rate swaps	17,651	17,651	17,495	17,495
Foreign exchange forwards	282	282	67	67

Table of Content

The following methods and assumptions were used in estimating fair values;

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

Term loans: The term loans are not registered with the SEC but are generally transferable through banks that hold the debt and make a market. The fair value is based on quoted prices from recent trades of the term loans. On April 24, 2009, we completed an amendment to our credit facility, which increased our additional interest rate margin from 1.75% at December 31, 2008 to 3.50% at June 30, 2009. At June 30, 2009, the fair value, based on quoted prices from the most recent trades, equaled the carrying value of the term loans as a result of the amendment.

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at June 30, 2009 and $344.5 million at December 31, 2008. See Note 6 for a further discussion.

Senior subordinated notes: The senior subordinated notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the senior subordinated notes. On July 17, 2009 we redeemed all of our outstanding notes at a redemption price of 101.938% of the principal amount of the notes of $109.6 million plus accrued and unpaid interest. See Note 16 for a further discussion.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2), as defined by SFAS 157.

Note 14:    Segment Information

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

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, gain (loss) on extinguishment of debt, other income (expense), and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. Depreciation and amortization expenses are allocated to our segments. Itron North America depreciation and amortization expense was $11.6 million and $10.7 million for the three months ended June 30, 2009 and 2008, and $23.0 million and $21.5 million for the six months ended June 30, 2009 and 2008, respectively. Itron International depreciation and amortization expense was $26.6 million and $34.4 million for the three months ended June 30, 2009 and 2008, and $51.4 million and $68.0 million for the six months ended June 30, 2009 and 2008, respectively.

Segment Products

Itron North America
Electronic and smart electricity meters; gas and water meters; electricity, gas, and water automated meter reading (AMR) and advanced metering infrastructure (AMI)/smart meter modules; handheld, mobile, and network AMR data collection technologies; AMI network technologies; software, installation, implementation, consulting, maintenance, support, and other services.

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

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Itron North America	$142,943	$182,023	$282,329	$351,851
Itron International	270,805	331,908	519,937	640,556
Total Company	$413,748	$513,931	$802,266	$992,407

Gross profit
Itron North America	$49,977	$70,130	$102,296	$134,347
Itron International	83,132	106,080	160,397	204,422
Total Company	$133,109	$176,210	$262,693	$338,769

Operating income (loss)
Itron North America	$5,855	$20,174	$13,648	$38,362
Itron International	12,913	25,779	22,698	44,666
Corporate unallocated	(7,049)	(9,775)	(15,678)	(19,563)
Total Company	11,719	36,178	20,668	63,465
Total other income (expense)	(18,795)	(26,173)	(47,479)	(53,098)
Income (loss) before income taxes	$(7,076)	$10,005	$(26,811)	$10,367

No single customer represented more than 10% of total Company or Itron International operating segment revenues for the three and six months ended June 30, 2009 and 2008. No customer accounted for more than 10% of Itron North America operating segment revenues for the three and six months ended June 30, 2009. One customer accounted for 12% and 13% of Itron North America operating segment revenues for the three and six months ended June 30, 2008.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Europe	$209,558	$250,784	$407,035	$489,436
United States and Canada	135,924	165,864	270,775	327,036
Other	68,266	97,283	124,456	175,935
Total revenues	$413,748	$513,931	$802,266	$992,407

Note 15:    Consolidating Financial Information

Our subordinated notes and convertible notes, issued by Itron, Inc., are guaranteed by our U.S. domestic subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

On January 1, 2009, we transferred a substantial portion of our guarantor subsidiary operations located in the United States into the parent company. This change in legal entities implemented on January 1, 2009 is reflected in the below consolidating statements as of and for the three and six months ended June 30, 2009. We have not restated the comparative prior period results due to the complexity of the transfer and the immaterial nature of the operations.

Table of Content

Consolidating Statement of Operations
Three Months Ended June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$140,861	$885	$283,011	$(11,009)	$413,748
Cost of revenues	92,309	1,234	198,105	(11,009)	280,639
Gross profit (loss)	48,552	(349)	84,906	-	133,109

Operating expenses
Sales and marketing	14,260	-	23,665	-	37,925
Product development	19,407	-	11,402	-	30,809
General and administrative	9,578	-	18,889	-	28,467
Amortization of intangible assets	5,874	-	18,315	-	24,189
Total operating expenses	49,119	-	72,271	-	121,390

Operating income (loss)	(567)	(349)	12,635	-	11,719
Other income (expense)
Interest income	27,781	978	356	(28,634)	481
Interest expense	(17,700)	-	(27,333)	28,634	(16,399)
Other income (expense), net	(964)	(12)	(1,901)	-	(2,877)
Total other income (expense)	9,117	966	(28,878)	-	(18,795)

Income (loss) before income taxes	8,550	617	(16,243)	-	(7,076)
Income tax benefit	20,764	-	1,601	-	22,365
Equity in losses of guarantor and non-guarantor subsidiaries, net	(14,025)	(949)	-	14,974	-
Net income (loss)	$15,289	$(332)	$(14,642)	$14,974	$15,289

Table of Content

Consolidating Statement of Operations
Three Months Ended June 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$158,401	$20,494	$344,071	$(9,035)	$513,931
Cost of revenues	95,395	15,712	235,649	(9,035)	337,721
Gross profit	63,006	4,782	108,422	-	176,210

Operating expenses
Sales and marketing	14,098	2,259	27,848	-	44,205
Product development	20,199	819	10,453	-	31,471
General and administrative	13,420	388	19,081	-	32,889
Amortization of intangible assets	5,663	-	25,804	-	31,467
Total operating expenses	53,380	3,466	83,186	-	140,032

Operating income	9,626	1,316	25,236	-	36,178
Other income (expense)
Interest income	32,203	(23)	1,095	(31,815)	1,460
Interest expense	(25,699)	24	(31,928)	31,815	(25,788)
Other income (expense), net	(178)	(255)	(1,412)	-	(1,845)
Total other income (expense)	6,326	(254)	(32,245)	-	(26,173)

Income (loss) before income taxes	15,952	1,062	(7,009)	-	10,005
Income tax benefit (provision)	1,873	630	(1,419)	-	1,084
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries, net	(6,736)	161	-	6,575	-
Net income (loss)	$11,089	$1,853	$(8,428)	$6,575	$11,089

Table of Content

Consolidating Statement of Operations
Six Months Ended June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$276,470	$2,111	$547,687	$(24,002)	$802,266
Cost of revenues	177,491	2,358	383,726	(24,002)	539,573
Gross profit (loss)	98,979	(247)	163,961	-	262,693

Operating expenses
Sales and marketing	28,146	-	46,754	-	74,900
Product development	39,662	-	22,305	-	61,967
General and administrative	21,554	-	35,937	-	57,491
Amortization of intangible assets	11,759	-	35,908	-	47,667
Total operating expenses	101,121	-	140,904	-	242,025

Operating income (loss)	(2,142)	(247)	23,057	-	20,668
Other income (expense)
Interest income	54,327	1,999	649	(55,959)	1,016
Interest expense	(35,504)	-	(53,699)	55,959	(33,244)
Loss on extinguishment of debt, net	(10,340)	-	-	-	(10,340)
Other income (expense), net	(1,890)	4	(3,025)	-	(4,911)
Total other income (expense)	6,593	2,003	(56,075)	-	(47,479)

Income (loss) before income taxes	4,451	1,756	(33,018)	-	(26,811)
Income tax benefit (provision)	23,686	-	(1,315)	-	22,371
Equity in losses of guarantor and non-guarantor subsidiaries, net	(32,577)	(3,038)	-	35,615	-
Net loss	$(4,440)	$(1,282)	$(34,333)	$35,615	$(4,440)

Table of Content

Consolidating Statement of Operations
Six Months Ended June 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$304,281	$41,601	$665,761	$(19,236)	$992,407
Cost of revenues	185,004	31,133	456,677	(19,176)	653,638
Gross profit	119,277	10,468	209,084	(60)	338,769

Operating expenses
Sales and marketing	27,229	4,302	54,640	-	86,171
Product development	37,411	1,599	21,552	(60)	60,502
General and administrative	26,654	1,228	38,030	-	65,912
Amortization of intangible assets	11,326	-	51,393	-	62,719
Total operating expenses	102,620	7,129	165,615	(60)	275,304

Operating income	16,657	3,339	43,469	-	63,465
Other income (expense)
Interest income	62,887	31	2,176	(62,210)	2,884
Interest expense	(53,921)	(89)	(62,525)	62,210	(54,325)
Other income (expense), net	1,497	(824)	(2,330)	-	(1,657)
Total other income (expense)	10,463	(882)	(62,679)	-	(53,098)

Income (loss) before income taxes	27,120	2,457	(19,210)	-	10,367
Income tax benefit (provision)	4,914	244	(3,483)	-	1,675
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries, net	(19,992)	553	-	19,439	-
Net income (loss)	$12,042	$3,254	$(22,693)	$19,439	$12,042

Table of Content

Consolidating Balance Sheet
June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$197,473	$261	$78,394	$-	$276,128
Accounts receivable, net	81,442	1,903	227,993	-	311,338
Intercompany accounts receivable	5,828	-	1,157	(6,985)	-
Inventories	54,532	-	111,989	(736)	165,785
Deferred income taxes, net	16,710	(12)	12,036	-	28,734
Other	22,096	172	41,396	-	63,664
Intercompany other	21,581	-	5,003	(26,584)	-
Total current assets	399,662	2,324	477,968	(34,305)	845,649

Property, plant, and equipment, net	118,648	-	193,820	-	312,468
Prepaid debt fees	14,503	-	-	-	14,503
Deferred income taxes, net	36,488	-	21,728	-	58,216
Other	7,608	-	11,751	-	19,359
Intangible assets, net	69,914	-	359,715	-	429,629
Goodwill	174,780	-	1,103,484	-	1,278,264
Investment in subsidiaries	31,313	3,881	-	(35,194)	-
Intercompany notes receivable	1,686,560	95,534	1,255	(1,783,349)	-
Total assets	$2,539,476	$101,739	$2,169,721	$(1,852,848)	$2,958,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,740	$338	$144,465	$-	$187,543
Other current liabilities	22,486	-	46,729	-	69,215
Intercompany accounts payable	1,192	97	5,696	(6,985)	-
Wages and benefits payable	19,555	96	48,886	-	68,537
Taxes payable	3,902	(9)	24,076	-	27,969
Current portion of long-term debt	120,004	-	-	-	120,004
Current portion of warranty	6,483	-	13,788	-	20,271
Unearned revenue	30,701	82	6,545	-	37,328
Deferred income taxes, net	(1,409)	-	3,336	-	1,927
Short-term intercompany advances	5,003	1,950	19,631	(26,584)	-
Total current liabilities	250,657	2,554	313,152	(33,569)	532,794

Long-term debt	854,052	-	-	-	854,052
Warranty	11,228	-	2,566	-	13,794
Pension plan benefits	-	-	56,831	-	56,831
Intercompany notes payable	96,791	-	1,686,558	(1,783,349)	-
Deferred income taxes, net	(40,704)	-	129,564	-	88,860
Other obligations	18,380	-	44,305	-	62,685
Total liabilities	1,190,404	2,554	2,232,976	(1,816,918)	1,609,016

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	1,287,155	106,190	80,413	(186,603)	1,287,155
Accumulated other comprehensive income (loss), net	33,858	(9,200)	17,926	(8,726)	33,858
Retained earnings (accumulated deficit)	28,059	2,195	(161,594)	159,399	28,059
Total shareholders' equity	1,349,072	99,185	(63,255)	(35,930)	1,349,072
Total liabilities and shareholders' equity	$2,539,476	$101,739	$2,169,721	$(1,852,848)	$2,958,088

Table of Content

Consolidating Balance Sheet
December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$67,404	$3,180	$73,806	$-	$144,390
Accounts receivable, net	89,458	7,868	223,952	-	321,278
Intercompany accounts receivable	11,221	594	3,323	(15,138)	-
Inventories	52,248	7,276	105,280	(594)	164,210
Deferred income taxes, net	20,546	3,517	7,744	-	31,807
Other	18,360	243	37,429	-	56,032
Intercompany other	6,824	(26)	6,302	(13,100)	-
Total current assets	266,061	22,652	457,836	(28,832)	717,717

Property, plant, and equipment, net	96,952	16,296	194,469	-	307,717
Prepaid debt fees	12,943	-	-	-	12,943
Deferred income taxes, net	53,950	989	(24,022)	-	30,917
Other	7,205	-	12,110	-	19,315
Intangible assets, net	54,370	27,303	400,213	-	481,886
Goodwill	115,140	57,540	1,113,173	-	1,285,853
Investment in subsidiaries	46,393	151,268	(146,364)	(51,297)	-
Intercompany notes receivable	1,706,034	-	2,325	(1,708,359)	-
Total assets	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,962	$5,198	$158,565	$-	$200,725
Other current liabilities	19,307	126	46,932	-	66,365
Intercompany accounts payable	3,070	1,881	10,187	(15,138)	-
Wages and benefits payable	25,271	1,972	51,093	-	78,336
Taxes payable	2,369	3,496	12,730	-	18,595
Current portion of long-term debt	10,803	-	(34)	-	10,769
Current portion of warranty	8,481	264	14,630	-	23,375
Unearned revenue	17,365	-	6,964	-	24,329
Deferred income taxes, net	-	-	1,927	-	1,927
Short-term intercompany advances	5,001	2,704	5,395	(13,100)	-
Total current liabilities	128,629	15,641	308,389	(28,238)	424,421

Long-term debt	1,140,998	-	-	-	1,140,998
Warranty	11,228	317	3,335	-	14,880
Pension plan benefits	(1)	-	55,811	-	55,810
Intercompany notes payable	1,190	4,635	1,702,534	(1,708,359)	-
Deferred income taxes, net	-	10,615	92,105	-	102,720
Other obligations	18,228	2,389	38,126	-	58,743
Total liabilities	1,300,272	33,597	2,200,300	(1,736,597)	1,797,572

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	992,184	246,982	(47,520)	(199,462)	992,184
Accumulated other comprehensive income, net	34,093	1,930	(11,416)	9,486	34,093
Retained earnings (accumulated deficit)	50,291	(6,461)	(131,624)	138,085	50,291
Cumulative effect of change in accounting principle	(17,792)	-	-	-	(17,792)
Total shareholders' equity	1,058,776	242,451	(190,560)	(51,891)	1,058,776
Total liabilities and shareholders' equity	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

Table of Content
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(in thousands)
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(4,440)	$(1,282)	$(34,333)	$35,615	$(4,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,943	-	51,464	-	74,407
Stock-based compensation	9,279	-	-	-	9,279
Amortization of prepaid debt fees	2,272	-	-	-	2,272
Amortization of convertible debt discount	4,895	-	-	-	4,895
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(21,902)	-	(13,098)	-	(35,000)
Equity in losses of guarantor and non-guarantor subsidiaries, net	32,577	3,038	-	(35,615)	-
Other, net	(511)	-	46	-	(465)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,472	(491)	(4,041)	-	9,940
Inventories	5,134	-	(6,709)	-	(1,575)
Accounts payables, other current liabilities, and taxes payable	(5,708)	353	1,301	-	(4,054)
Wages and benefits payable	(7,515)	(77)	(1,412)	-	(9,004)
Unearned revenue	13,050	82	(413)	-	12,719
Warranty	(2,579)	-	(1,611)	-	(4,190)
Effect of foreign exchange rate changes	-	-	7,989	-	7,989
Intercompany transactions, net	1,633	692	(2,325)	-	-
Other, net	(4,639)	51	(792)	-	(5,380)
Net cash provided by (used in) operating activities	68,921	2,366	(3,934)	-	67,353

Investing activities
Acquisitions of property, plant, and equipment	(11,678)	(346)	(15,780)	-	(27,804)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	-	-	-	(1,317)
Current intercompany notes, net	(13,481)	-	1,217	12,264	-
Long-term intercompany notes receivable, net	3,689	(1,998)	1,135	(2,826)	-
Other, net	(2,447)	(1)	6,421	-	3,973
Net cash used in investing activities	(25,234)	(2,345)	(7,007)	9,438	(25,148)

Financing activities
Payments on debt	(70,241)	-	-	-	(70,241)
Issuance of common stock	162,153	-	-	-	162,153
Current intercompany notes, net	(1,254)	-	13,518	(12,264)	-
Long-term intercompany notes payable, net	(2,637)	-	(189)	2,826	-
Prepaid debt fees	(3,992)	-	-	-	(3,992)
Other, net	(587)	-	-	-	(587)
Net cash provided by financing activities	83,442	-	13,329	(9,438)	87,333
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	2,200	-	2,200
Increase in cash and cash equivalents	127,129	21	4,588	-	131,738
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-
Cash and cash equivalents at end of period	$197,473	$261	$78,394	$-	$276,128

Non-cash transactions:
Fixed assets purchased but not yet paid	$3,253	$137	$1,759	$-	$5,149
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984
Contingent consideration payable for previous acquisitions	2,000	-	-	-	2,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$374	$-	$5,552	$-	$5,926
Interest, net of amounts capitalized	31,681	115	136	-	31,932

Table of Content
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(in thousands)
	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$12,042	$3,254	$(22,693)	$19,439	$12,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,269	1,109	68,088	-	89,466
Stock-based compensation	8,026	-	-	-	8,026
Amortization of prepaid debt fees	5,885	-	-	-	5,885
Amortization of convertible debt discount	6,602	-	-	-	6,602
Deferred income taxes, net	(20,117)	(1,985)	5,115	-	(16,987)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	19,992	(553)	-	(19,439)	-
Other, net	730	36	(334)	-	432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	25,328	(2,916)	(37,598)	-	(15,186)
Inventories	(4,832)	(543)	(26,783)	-	(32,158)
Accounts payables, other current liabilities, and taxes payable	960	2,226	36,376	-	39,562
Wages and benefits payable	6,949	51	5,481	-	12,481
Unearned revenue	8,610	2	1,363	-	9,975
Warranty	2,052	33	950	-	3,035
Effect of foreign exchange rate changes	-	-	2,986	-	2,986
Intercompany transactions, net	198	3,378	(3,576)	-	-
Other, net	(3,603)	(273)	(1,836)	-	(5,712)
Net cash provided by operating activities	89,091	3,819	27,539	-	120,449

Investing activities
Acquisitions of property, plant, and equipment	(13,699)	(759)	(14,508)	-	(28,966)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(95)	-	-	-	(95)
Current intercompany notes, net	(4,257)	7,806	7,806	(11,355)	-
Long-term intercompany notes receivable, net	(1,187)	3,282	5,975	(8,070)	-
Other, net	6,233	1,942	(6,796)	-	1,379
Net cash (used in) provided by investing activities	(13,005)	12,271	(7,523)	(19,425)	(27,682)

Financing activities
Payments on debt	(350,749)	-	-	-	(350,749)
Issuance of common stock	317,536	-	-	-	317,536
Prepaid debt fees	(207)	-	-	-	(207)
Cash received from parent	-	-	4,257	(4,257)	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	(42)	(5,933)	(2,095)	8,070	-
Other, net	-	-	140	-	140
Net cash (used in) provided by financing activities	(41,268)	(13,739)	2,302	19,425	(33,280)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	704	-	704
Increase in cash and cash equivalents	34,818	2,351	23,022	-	60,191
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$62,755	$4,015	$85,409	$-	$152,179

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,996	$249	$2,145	$-	$4,390
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$98	$-	$13,458	$-	$13,556
Interest, net of amounts capitalized	41,831	(10)	426	-	42,247

Table of Content

Note 16:    Subsequent Event

We have evaluated subsequent events through August 3, 2009, the date of issuance of our condensed consolidated financial statements.

On July 17, 2009, we paid $113.2 million, including accrued interest of $1.5 million, to redeem all of our 7.75% senior subordinated notes (the subordinated notes). The subordinated notes had a remaining principal value of $109.6 million and were originally due May 2012. We redeemed the notes at 101.938% of the principal amount. During the third quarter of 2009, we will recognize a loss on extinguishment of $2.5 million, which will include the write-off of the unamortized debt discount of $336,000. We will also write-off the unamortized prepaid debt fees of $2.0 million, which will be included in interest expense within the Consolidated Statements of Operations.

Table of Content

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. These statements reflect our current plans and expectations and are based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) competition, 4) changes in estimated liabilities for product warranties and/or litigation, 5) our dependence on customers’ acceptance of new product and their performance, 6) changes in domestic and international laws and regulations, 7) future business combinations, 8) changes in estimates for stock-based compensation or pension costs, 9) changes in foreign currency exchange rates, 10) international business risks, 11) our own and our customers’ or suppliers’ access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, and Item 1A included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 5, 2009.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

Overview

Our 2009 financial results have been negatively impacted by a number of factors including economic uncertainty, a shift in technology choice for some utilities from automated meter reading (AMR) to advanced metering infrastructure (AMI) systems, foreign exchange rate volatility, and delayed purchases for customers awaiting approval of projects that may qualify for stimulus funding through the American Recovery and Reinvestment Act of 2009.

With the current economic environment and foreign exchange rate volatility, we considered it prudent to strengthen our financial position. As a result, during the six months ended June 30, 2009, we reduced our borrowings by $191 million, issued $286 million in common stock, and amended our credit facility to reduce our current and future covenant requirements. On July 17, 2009, we further reduced our total borrowings by repaying the remaining $110 million of our senior subordinated notes.

Table of Content

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$413.7	$513.9	(19%)	$802.2	$992.4	(19%)
Gross Profit	$133.1	$176.2	(24%)	$262.7	$338.8	(22%)
Gross Margin	32%	34%		33%	34%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues by region
Europe	$209.5	$250.8	$407.0	$489.4
United States and Canada	135.9	165.8	270.7	327.0
Other	68.3	97.3	124.5	176.0
Total revenues	$413.7	$513.9	$802.2	$992.4

Revenues
Revenues decreased 19% for the three and six months ended June 30, 2009, compared with the same periods in 2008, or $100.2 million and $190.2 million, respectively. A strengthening U.S. dollar against most foreign currencies accounted for 52% and 57% of the decrease in revenues for each of the respective periods. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the three and six months ended June 30, 2009 and 2008. Our 10 largest customers accounted for approximately 15% and 13% of total revenues for the three and six months ended June 30, 2009, and 17% of total revenues for each of the same periods in 2008.

Gross Margins
Gross margin was 32% and 33% for the three and six months ended June 30, 2009, compared with  34% during the same periods in 2008. The decrease in gross margin for the three months ended June 30, 2009 was primarily the result of Itron North America while the year-to-date gross margin decrease was more equally split between the two operating segments. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Unit Shipments
Meters are sold with and without advanced functionality (AMR/AMI/smart metering). In addition, smart meter modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. Meter and AMR/AMI unit shipments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(units in thousands)
Total meters (with or without AMR/AMI)
Electricity - Itron North America	760	1,325	1,600	2,625
Electricity - Itron International	1,970	1,850	3,780	3,700
Gas	910	1,075	1,820	1,975
Water	2,025	2,275	4,380	4,600
Total meters	5,665	6,525	11,580	12,900

AMR/AMI units (North America and International)
Meters with AMR	760	1,365	1,530	2,690
Meters with AMI	80	10	100	10
AMR/AMI modules	1,010	1,225	2,010	2,300
Total AMR/AMI units	1,850	2,600	3,640	5,000

Meters with other vendors' AMR	125	150	310	400

Table of Content

Operating Segment Results

For a description of our operating segments, see Note 14 of the condensed consolidated financial statements. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(millions)			(millions)
Segment Revenues
Itron North America	$142.9	$182.0	(21%)	$282.3	$351.8	(20%)
Itron International	270.8	331.9	(18%)	519.9	640.6	(19%)
Total revenues	$413.7	$513.9	(19%)	$802.2	$992.4	(19%)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$50.0	35%	$70.1	39%	$102.3	36%	$134.3	38%
Itron International	83.1	31%	106.1	32%	160.4	31%	204.5	32%
Total gross profit and margin	$133.1	32%	$176.2	34%	$262.7	33%	$338.8	34%

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income
(Loss) and Operating Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$5.9	4%	$20.2	11%	$13.7	5%	$38.4	11%
Itron International	12.9	5%	25.8	8%	22.7	4%	44.7	7%
Corporate unallocated	(7.1)		(9.8)		(15.7)		(19.6)
Total Company	$11.7	3%	$36.2	7%	$20.7	3%	$63.5	6%

Itron North America: Revenues decreased $39.1 million, or 21%, during the three months ended June 30, 2009, and $69.5 million, or 20%, during the six months ended June 30, 2009, compared with the same periods in 2008, primarily due to the completion of a number of AMR contracts in 2008 and fewer electric meters shipped during the quarter related to the economic downturn and delays in orders as customers evaluate projects eligible for stimulus funds.

Gross margin decreased four percentage points and two percentage points for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to shipments of our current-version low margin AMI meters and increased overhead due to lower overall production levels. Itron North America margins are expected to remain at lower levels until we have higher volume shipments of a cost reduced AMI meter.

No customer represented more than 10% of Itron North America operating segment revenues in the second quarter and first half of 2009. One customer accounted for 12% and 13% of Itron North America operating segment revenues for the second quarter and first half of 2008, respectively.

Itron North America operating expenses decreased $5.8 million, or 12%, for the three months ended June 30, 2009 and $7.3 million, or 8%, for the six months ended June 30, 2009, compared with the same periods in 2009. Lower sales and general and administrative expenses, and amortization of intangible assets were the primary factors for the reduced expenses. Operating expenses as a percentage of revenues were 31% for the three and six months ended June 30, 2009, compared with 27% for the same periods in 2008, as a result of lower revenues in 2009.

Table of Content

Itron International: Revenues decreased $61.1 million, or 18%, and $120.7 million, or 19%, for the three and six months ended June 30, 2009, compared with the same periods last year. A strengthening U.S. dollar against most foreign currencies accounted for 82% and 85% of the decrease in revenues for each of the respective periods, while the remainder was primarily due to the completion of a smart metering/AMI project in 2008 and lower revenue in South America.

Gross margin decreased one percentage point for the three and six months ended June 30, 2009, compared with the same periods last year, due to the completion of a smart metering/AMI project in Sweden and a higher mix of service revenue with lower margin in South America.

Business line revenues for Itron International were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Electricity	41%	41%	39%	40%
Gas	30%	30%	29%	29%
Water	29%	29%	32%	31%

No single customer represented more than 10% of Itron International operating segment revenues in the three and six months ended June 30, 2009 and 2008.

Operating expenses for Itron International were $70.2 million and $80.3 million for the three months ended June 30, 2009 and 2008, or 26% and 24% of revenues for the respective periods. Operating expenses for the six months ended June 30, 2009 and 2008 were $137.7 million and $159.8 million, or 26% and 25% of revenues for the respective periods. Operating expenses decreased primarily as a result of a strengthening U.S. dollar against most foreign currencies.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased $2.7 million and $3.9 million in the three and six months ended June 30, 2009, compared with the same periods last year, due to reductions in compensation expense and reduced consulting fees for Sarbanes-Oxley Act of 2002 compliance.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory approval. Total backlog represents committed but undelivered contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2009	$427	$1,573	$646
March 31, 2009	625	1,526	471
December 31, 2008	733	1,309	418
September 30, 2008	894	1,012	436
June 30, 2008	432	609	493

Table of Content

As we enter into AMI agreements to deploy our OpenWay® meter and communications system, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. At June 30, 2009, three of our four signed AMI contracts were included in bookings and backlog. Bookings and backlog for the first quarter of 2009 included $257 million related to the San Diego Gas & Electric AMI contract. During the fourth quarter of 2008, $334 million was booked related to the CenterPoint Energy AMI contract and during the third quarter of 2008, $470 million was booked related to the Southern California Edison AMI contract. A significant portion of these AMI contracts is not included in 12-month backlog as these are multi-year contracts.
Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Sales and marketing	$37.9	9%	$44.2	9%	$74.9	9%	$86.2	9%
Product development	30.8	7%	31.5	6%	61.9	8%	60.5	6%
General and administrative	28.5	7%	32.8	6%	57.5	7%	65.9	7%
Amortization of intangible assets	24.2	6%	31.5	6%	47.7	6%	62.7	6%
Total operating expenses	$121.4	29%	$140.0	27%	$242.0	30%	$275.3	28%

Operating expenses decreased 13% and 12% for the three and six months ended June 30, 2009, compared with the same periods in 2008. The decrease in expenses was due to the strengthening of the U.S. dollar against other currencies, lower amortization of intangible assets, and reductions in compensation and third-party consulting costs. As a percentage of revenues, operating expenses increased 2% for the three and six months ended June 30, 2009, compared with the same period in 2008, as a result of lower revenues. To partially mitigate the reduced revenues, a variety of cost containment measures are underway, including, but not limited to, suspended compensation increases and selective headcount reductions.
Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Interest income	$481	$1,460	$1,016	$2,884
Interest expense	(15,967)	(21,761)	(30,972)	(48,440)
Amortization of prepaid debt fees	(432)	(4,027)	(2,272)	(5,885)
Loss on extinguishment of debt, net	-	-	(10,340)	-
Other income (expense), net	(2,877)	(1,845)	(4,911)	(1,657)
Total other income (expense)	$(18,795)	$(26,173)	$(47,479)	$(53,098)

Interest income: Interest income decreased 67% and 65% in the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to lower interest rates in the first half of 2009, compared with the same period in 2008. The decrease in interest rates was partially offset by an increase in our average cash and cash equivalent balances, which were $151.6 million and $136.2 million for the three and six months ended June 30, 2009, compared with $123.4 million and $104.1 million for the same periods in 2008.

Table of Content

Interest expense: Interest expense decreased 27% and 36% in the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to the decline in the principal balance of our debt outstanding and a decline in the LIBOR interest rate during the first half of 2009. The decrease in interest expense was partially offset by an increase in the applicable margin on our term loans in the second quarter of 2009 from 1.75% to 3.50%, related to our term loan agreement amendment, compared with an applicable margin of 2.0% during the three and six months ended June 30, 2008. At June 30, 2009, inclusive of our interest rate swaps, 83% of our borrowings were at fixed rates. The average outstanding principal balance on our borrowings was $961.3 million and $995.8 million in the three and six months ended June 30, 2009, compared with $1.4 billion and $1.5 billion for the same periods in 2008.

Amortization of prepaid debt fees: The decrease in amortization of prepaid debt fees for the three and six months ended June 30, 2009, compared with the same periods in 2008, is primarily due to lower debt prepayments. Debt repayments were $2.7 million and $70.2 million for the three and six months ended June 30, 2009, compared with $304.0 million and $350.7 million for the three and six months ended June 30, 2008. When debt is repaid early, the related portion of unamortized prepaid debt fees is written-off and included in interest expense. There were no remaining prepaid debt fees when we completed the exchange of our convertible notes for stock in the first quarter of 2009 as those fees were written-off when the notes first became convertible in 2007.

Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the induced conversion, see Note 6 of the condensed consolidated financial statements.

Other income (expense), net: In the three and six months ended June 30, 2009, other expenses, net, resulted primarily from net foreign currency losses due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency and $1.5 million in legal and advisory fees associated with the amendment to our credit facility. In the three and six months ended June 30, 2008, other expenses, net, resulted primarily from net foreign currency losses due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Operating activities	$67.3	$120.5
Investing activities	(25.1)	(27.7)
Financing activities	87.3	(33.3)
Effect of exchange rates on cash and cash equivalents	2.2	0.7
Increase in cash and cash equivalents	$131.7	$60.2

Cash and cash equivalents was $276.1 million at June 30, 2009, compared with $144.4 million at December 31, 2008. The increase was primarily the result of our financing activities.

Operating activities
Cash provided by operating activities for the six months ended June 30, 2009 was $53.2 million lower, compared with the same period in 2008, primarily due to the impact of our lower earnings.

Investing activities
Net cash used in investing activities decreased 9% in the first half of 2009, compared with the same period in 2008, primarily due to delayed purchases of machinery and equipment. Payment of contingent consideration totaling $1.3 million in 2009 was related to our 2006 acquisitions of ELO Sistemas e Tecnologia Ltda and Quantum Consulting, Inc.

Table of Content

Financing activities
During the first half of 2009, we repaid debt of $70.2 million, compared with $350.7 million during the same period in 2008. On June 3, 2009, we completed an underwritten public offering of approximately 3.2 million shares of common stock for net proceeds of $160.4 million, compared with our 2008 public offering of approximately 3.4 million shares of common stock resulting in net proceeds of $310.9 million. Cash generated from the exercise of stock-based awards was $1.9 million for the first half of 2009, compared with $5.3 million during the same period in 2008.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first half of 2009 was an increase of $2.2 million, compared with an increase of $704,000 for the same period in 2008.

Non-cash transactions
During the first quarter of 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. See Note 6 of the condensed consolidated financial statements for a further discussion. In the second quarter of 2009, contingent consideration of $2.0 million became payable related to our 2006 acquisition of Flow Metrix, Inc. Payment is expected in the fourth quarter of 2009.

Off-balance sheet arrangements
We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2009 and December 31, 2008 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

For a description of our credit facility, senior subordinated notes, and convertible senior subordinated notes, see Note 6 of the condensed consolidated financial statements.

With the current economic environment and volatile foreign exchange rates, we considered it prudent to strengthen our financial position. In the first quarter of 2009, we completed an exchange of a portion of our convertible debt for equity, resulting in a reduction in the principal of our convertible debt obligation by $121.0 million. In April 2009, we amended our credit facility to adjust our maximum leverage ratio and the minimum interest coverage ratio. We also obtained an uncommitted option to increase the $115 million multicurrency revolving line-of credit by an additional $75 million without further amendment to the credit facility. This option will provide further potential sources of liquidity to allow us to support the growth of our business. At June 30, 2009, there were no borrowings outstanding under the revolver and $51.3 million was utilized by outstanding standby letters of credit, resulting in $63.7 million being available for additional borrowings. In June 2009, we sold 3.2 million shares of the Company’s common stock with net proceeds of $160.4 million. On July 17, 2009, we further reduced our total borrowings by repaying the remaining $110 million of our senior subordinated notes.

Other Sources and Uses of Capital
For a description of our letters of credit and performance bonds, see Note 11 of the condensed consolidated financial statements. For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2009 contributions, see Note 8 of the condensed consolidated financial statements.

Our net deferred income tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $700,000 in U.S. federal and state taxes and approximately $16.6 million in local and foreign taxes in 2009. See Note 10 of the condensed consolidated financial statements for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Table of Content

Working capital, which represents current assets less current liabilities, was $312.9 million at June 30, 2009, compared with $293.3 million at December 31, 2008. The $19.6 million increase in working capital resulted primarily from proceeds from our sale of an aggregate of 3.2 million shares of the Company’s common stock.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from or to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, and Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 5, 2009, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10-Q.

Contingencies

See Note 11 of the condensed consolidated financial statements.

Table of Content

Critical Accounting Estimates

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

Warranty: We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

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

Table of Content

Goodwill and Intangible Assets: Goodwill and intangible assets result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows. We test goodwill for impairment each year as of October 1, or more frequently if a significant impairment indicator occurs. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and general market conditions. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. Therefore, changes in market demand, the volatility and decline in the worldwide equity markets, and the decline in our market capitalization could negatively impact our annual goodwill impairment test, which could have a significant effect on our current and future results of operations and financial condition. Goodwill may be tested more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. At June 30, 2009, we believe impairment testing of our goodwill and intangible assets was not required.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock issued pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Defined Benefit Pension Plans: We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

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

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. See Note 8 of the condensed consolidated financial statements for our expected contributions for the year.

Table of Content

Convertible Debt: Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1) requires our convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the issuance of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt.

Income Taxes: We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, research credits, and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable.

We record valuation allowances to reduce deferred income tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

We are subject to audit in multiple taxing jurisdictions in which we operate. These audits can involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and reserves for uncertain tax positions.

In evaluating uncertain tax positions, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. We make assumptions and judgments about potential outcomes that lie outside management’s control. To the extent the tax authorities disagree with our conclusions and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

Derivative Instruments: All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by GAAP. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.
New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements.

Table of Content

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. As part of our risk management strategy, we use derivative financial instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, therefore reducing the impact of volatility on earnings or protecting fair values of assets and liabilities. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for trading or speculative purposes.

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at June 30, 2009. As a result of our interest rate swaps at June 30, 2009, 83% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of June 30, 2009, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at June 30, 2009.
	2009	2010	2011	2012	2013	Beyond 2013	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1) (2)	$-	$-	$223.6	$-	$-	$-	$223.6
Interest rate	2.50%	2.50%	2.50%

Principal: Subordinated notes (3)	$109.6	$-	$-	$-	$-	$-	$109.6
Interest rate	7.75%

Variable Rate Debt (4)
Principal: U.S. dollar term loan	$3.0	$6.1	$6.1	$6.1	$6.1	$300.3	$327.7
Average interest rate	4.02%	4.61%	5.11%	5.02%	5.64%	6.11%

Principal: Euro term loan	$2.4	$4.7	$4.7	$4.7	$4.7	$312.5	$333.7
Average interest rate	4.61%	4.81%	5.00%	5.31%	5.76%	6.12%

Interest rate swaps on U.S. dollar term loan (5)
Average interest rate (Pay)	2.68%	2.68%
Average interest rate (Receive)	0.52%	1.11%
Net/Spread	(2.16%)	(1.57%)

Interest rate swap on euro term loan (6)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%
Average interest rate (Receive)	3.11%	3.31%	3.50%	3.81%
Net/Spread	(3.48%)	(3.28%)	(3.09%)	(2.78%)

(1)
On January 1, 2009, we adopted FSP 14-1 that resulted in a change to the way we account for the convertible notes. See Note 6 of the condensed consolidated financial statements for the reconciliation between the face value and the carrying amount of the convertible notes.

(2)
The $203.4 million carrying amount of our convertible notes due August 2026 have fixed interest payments due every six months, in February and August. Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining $20.2 million discount on the liability component will be amortized over the next 24 months.

(3)
The $109.6 million aggregate principal amount of 7.75% subordinated notes, due in 2012, was originally discounted to $99.265 per $100 of principal to yield 7.875%. The balance of the subordinated notes, including unaccreted discount, was $109.2 million at June 30, 2009. We redeemed all outstanding subordinated notes on July 17, 2009 (see Note 6 and Note 16 of the condensed consolidated financial statements).

(4)	Our senior secured credit facility has a remaining balance of $661.4 million at June 30, 2009 (see Note 6 of the condensed consolidated financial statements).
(5)
The interest rate swap is used to convert $200 million of our $327.7 million U.S. dollar denominated variable rate term loan under the senior secured credit facility from a floating one-month London Interbank Offered Rate (LIBOR) interest rate, plus an additional margin, to a fixed 2.68% interest rate for one year, through June 30, 2010, plus the additional margin. This variable-to-fixed interest rate swap is considered/expected to be a highly effective cash flow hedge (see Note 7 of the condensed consolidated financial statements).

(6)
The amortizing euro denominated interest rate swap is used to convert $291.5 million (€207.5 million) of our $333.7 million (€237.5 million) euro denominated variable rate term loan from a floating three-month Euro Interbank Offered Rate (EURIBOR), plus an additional margin, to a fixed rate of 6.59%, through December 31, 2012, plus an additional margin. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7 of the condensed consolidated financial statements).

Table of Content

Based on a sensitivity analysis as of June 30, 2009, we estimate that if market interest rates average one percentage point higher in 2009 than in the table above, our earnings before income taxes in 2009 would not be materially impacted due to our interest rate swaps in place at June 30, 2009.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies; therefore, we face exposure to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 68% for the three months and six months ended June 30, 2009, compared with 67% for the same periods in 2008.

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. We had no hedge ineffectiveness. (See Note 7 of the condensed consolidated financial statements.)

We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the six months ended June 30, 2009, the notional amount of our outstanding forward contracts ranged from $1 million to $36 million offsetting exposures from the euro, British pound, Czech koruna, and Hungarian forint.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Content

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

There were no material changes as defined by Item 103 of Regulation S-K during the three and six months ended June 30, 2009.

Item 1A:    Risk Factors

There were no material changes to risk factors during the second quarter of 2009 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, and Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 5, 2009.

Item 4:    Submission of Matters to a Vote of Security Holders

Itron held its annual meeting of shareholders on May 5, 2009. Three directors, Michael B. Bracy, Kirby A. Dyess, and Graham M. Wilson were elected for a term of three years. Jon E. Eliassen, Charles H. Gaylord, Jr., Thomas S. Glanville, Sharon L. Nelson, LeRoy D. Nosbaum, Gary E. Pruitt, and Malcolm Unsworth continued their terms as directors. The following summarizes all matters voted on at the meeting.

Matter 1: The vote for the nominated directors was as follows:

NOMINEE	IN FAVOR	AGAINST	ABSTAIN
Michael B. Bracy	27,846,713	1,344,860	71,479
Kirby A. Dyess	28,703,587	484,393	75,072
Graham M. Wilson	27,850,065	1,337,916	75,071

Matter 2: Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

IN FAVOR	AGAINST	ABSTAIN
29,134,336	121,273	7,443

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2009 that was not reported.

(b) Not applicable.

Table of Content

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Content

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 3, 2009	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer