Form 10-Q
period 2009-09-30
ITRON INC /WA/
filed 2009-11-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009 there were 40,124,156 shares outstanding of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

Table of Content

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues	$408,358	$484,818	$1,210,624	$1,477,225
Cost of revenues	278,879	321,858	818,452	975,496
Gross profit	129,479	162,960	392,172	501,729

Operating expenses
Sales and marketing	37,669	41,363	112,569	127,534
Product development	31,077	31,781	93,044	92,283
General and administrative	26,606	34,088	84,097	100,000
Amortization of intangible assets	25,121	30,395	72,788	93,114
Total operating expenses	120,473	137,627	362,498	412,931

Operating income	9,006	25,333	29,674	88,798
Other income (expense)
Interest income	(45)	1,962	971	4,846
Interest expense	(20,075)	(21,037)	(53,319)	(75,362)
Loss on extinguishment of debt, net	(2,460)	-	(12,800)	-
Other income (expense), net	(4,534)	(281)	(9,445)	(1,938)
Total other income (expense)	(27,114)	(19,356)	(74,593)	(72,454)

Income (loss) before income taxes	(18,108)	5,977	(44,919)	16,344
Income tax benefit (provision)	15,146	(377)	37,517	1,298
Net income (loss)	$(2,962)	$5,600	$(7,402)	$17,642

Earnings (loss) per common share
Basic	$(0.07)	$0.16	$(0.19)	$0.54
Diluted	$(0.07)	$0.15	$(0.19)	$0.50

Weighted average common shares outstanding
Basic	40,039	34,385	38,003	32,632
Diluted	40,039	36,872	38,003	34,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$124,721	$144,390
Accounts receivable, net	325,119	321,278
Inventories	177,766	164,210
Deferred income taxes, net	28,993	31,807
Other	69,583	56,032
Total current assets	726,182	717,717

Property, plant, and equipment, net	315,967	307,717
Prepaid debt fees	10,450	12,943
Deferred income taxes, net	68,934	30,917
Other	18,831	19,315
Intangible assets, net	419,136	481,886
Goodwill	1,323,932	1,285,853
Total assets	$2,883,432	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$193,867	$200,725
Other current liabilities	59,687	66,365
Wages and benefits payable	70,559	78,336
Taxes payable	34,309	18,595
Current portion of long-term debt	10,953	10,769
Current portion of warranty	20,751	23,375
Unearned revenue	34,731	24,329
Deferred income taxes, net	1,927	1,927
Total current liabilities	426,784	424,421

Long-term debt	812,991	1,140,998
Warranty	12,764	14,880
Pension plan benefits	59,026	55,810
Deferred income taxes, net	83,745	102,720
Other obligations	77,280	58,743
Total liabilities	1,472,590	1,797,572

Commitments and contingencies

Shareholders' equity
Preferred stock	-	-
Common stock	1,294,425	992,184
Accumulated other comprehensive income, net	91,320	34,093
Retained earnings	25,097	50,291
Cumulative effect of change in accounting principle (Note 1)	-	(17,792)
Total shareholders' equity	1,410,842	1,058,776
Total liabilities and shareholders' equity	$2,883,432	$2,856,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$(7,402)	$17,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,812	133,295
Stock-based compensation	13,467	12,560
Amortization of prepaid debt fees	6,384	7,665
Amortization of convertible debt discount	7,262	9,995
Loss on extinguishment of debt, net	9,960	-
Deferred income taxes, net	(51,341)	(31,357)
Other, net	1,768	236
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,608	1,834
Inventories	(4,211)	(19,100)
Accounts payables, other current liabilities, and taxes payable	(2,473)	15,373
Wages and benefits payable	(10,404)	15,549
Unearned revenue	9,272	5,339
Warranty	(5,735)	103
Other, net	(4,880)	(12,910)
Net cash provided by operating activities	87,087	156,224

Investing activities
Acquisitions of property, plant, and equipment	(38,023)	(41,422)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	(95)
Other, net	4,101	1,380
Net cash used in investing activities	(35,239)	(40,137)

Financing activities
Payments on debt	(236,495)	(384,426)
Issuance of common stock	165,235	323,424
Prepaid debt fees	(3,936)	(207)
Other, net	(1,309)	(44)
Net cash used in financing activities	(76,505)	(61,253)

Effect of foreign exchange rate changes on cash and cash equivalents	4,988	569
Increase (decrease) in cash and cash equivalents	(19,669)	55,403
Cash and cash equivalents at beginning of period	144,390	91,988
Cash and cash equivalents at end of period	$124,721	$147,391

Non-cash transactions:
Fixed assets purchased but not yet paid	$5,492	$5,282
Exchange of debt for common stock (see Note 6)	120,984	-
Contingent consideration payable for previous acquisitions	2,000	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$19,308	$16,699
Interest, net of amounts capitalized	43,207	58,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2008 audited financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC), which became effective on July 1, 2009, is now the single source of authoritative GAAP, along with additional guidance issued by the SEC. All other accounting literature is now considered non-authoritative. For new accounting pronouncements issued by the FASB  prior to the effective date of the ASC, we will continue to use the pre-ASC reference, e.g., FSP 14-1 or SFAS 167, for clarity, as the guidance in these recently released pronouncements is typically located in multiple subtopics and sections within the ASC. All other GAAP references in this Quarterly Report on Form 10-Q are from the ASC.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At September 30, 2009, investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation,

Change in Accounting Principle
On January 1, 2009, we adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1). FSP 14-1 requires the convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate and must be applied retrospectively to all periods during which our convertible debt was outstanding. Our senior subordinated convertible notes (convertible notes) were issued in August 2006. Refer to Note 6 for further disclosure of the terms of the convertible notes and the adoption of FSP 14-1. (The guidance in FSP 14-1 is now embedded within ASC 470).

Table of Content

The impact of the adoption of FSP 14-1 on our results of operations, our financial position, and our cash flows is as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(17,644)	$(3,393)	$(21,037)	$(65,367)	$(9,995)	$(75,362)
Income tax (provision) benefit	(1,695)	1,318	(377)	(2,586)	3,884	1,298
Net income	7,675	(2,075)	5,600	23,753	(6,111)	17,642

Earnings per common share
Basic	$0.22	$(0.06)	$0.16	$0.73	$(0.19)	$0.54
Diluted	$0.21	$(0.06)	$0.15	$0.68	$(0.18)	$0.50

	At December 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheet
Deferred income taxes, net (long-term asset)	$45,783	$(14,866)	$30,917
Long-term debt	1,179,249	(38,251)	1,140,998
Common stock	951,007	41,177	992,184
Cumulative effect of change in
accounting principle	-	(17,792)	(17,792)

	Nine Months Ended September 30, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Statement of Cash Flows
Net income	$23,753	$(6,111)	$17,642
Amortization of convertible debt discount	-	9,995	9,995
Deferred income taxes, net	(27,473)	(3,884)	(31,357)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Reported	Impact of FSP 14-1	Excluding Impact of FSP 14-1	As Reported	Impact of FSP 14-1	Excluding Impact of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(20,075)	$2,367	$(17,708)	$(53,319)	$7,262	$(46,057)
Income tax benefit (provision)	15,146	(904)	14,242	37,517	(2,783)	34,734
Net loss	(2,962)	1,463	(1,499)	(7,402)	4,479	(2,923)

Earnings (loss) per common share
Basic	$(0.07)	$0.03	$(0.04)	$(0.19)	$0.11	$(0.08)
Diluted	$(0.07)	$0.03	$(0.04)	$(0.19)	$0.11	$(0.08)

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

Table of Content

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

Derivatives are not used for trading or speculative purposes. Most of our derivatives are with one counterparty, which is a major international financial institution, with whom we have a master netting agreement; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 12 for further disclosures of our derivative instruments and their impact on other comprehensive income (loss).

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

Table of Content

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the incremental discounted cash flows associated with each reporting unit. Goodwill is tested for impairment as of October 1 of each year, or more frequently if a significant impairment indicator occurs. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross profit. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is vendor-specific objective evidence (VSOE) of fair value of both the delivered and undelivered item(s), and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation, and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of VSOE of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology if project costs can be estimated or the completed contract methodology if project costs cannot be reliably estimated. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis in our Consolidated Statements of Operations.

Table of Content

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $39.7 million and $29.4 million at September 30, 2009 and December 31, 2008 related primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Deferred costs were $17.5 million and $11.0 million at September 30, 2009 and December 31, 2008.

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

Loss on Extinguishment of Debt, Net
Upon partial or full redemption of our borrowings, we recognize a gain or loss for the difference between the cash paid and the net carrying amount of the debt. Included in the net carrying amount is any unamortized premium or discount from the original issuance of the debt. Due to the particular characteristics of our convertible notes, upon conversion or derecognition of our convertible notes, we recognize a gain or loss for the difference between the fair value of the consideration transferred to the holder that is allocated to the liability component, which is equal to the fair value of the liability component immediately prior to extinguishment, and the net carrying amount of the liability component (including any unamortized discount and debt issuance costs). In the case of an induced conversion, a loss is recognized for the amount of the fair value of the securities or other consideration transferred to the holder in excess of fair value of the consideration issuable in accordance with the original conversion terms of the debt.

Income Taxes
The two primary objectives related to accounting for income taxes are to 1) recognize the amount of taxes payable or refundable for the current year and 2) recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities in each of the tax jurisdictions in which we operate. These deferred income taxes are measured using the tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance related to a deferred income tax asset when we believe it is more likely than not that a portion of such asset will not be realized. Deferred income tax liabilities have not been recorded on undistributed earnings of international subsidiaries that are permanently reinvested.

We compute our interim income tax provision through the use of an estimated annual effective tax rate (‘ETR’) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.

We recognize and measure tax positions taken, or expected to be taken, in a tax return that affect amounts in our financial statements. A tax position is first evaluated for recognition based on its technical merits. Tax positions that have a greater than fifty percent likelihood of being realized upon ultimate settlement are then measured to determine amounts to be recognized in the financial statements. This measurement incorporates information about potential settlements with taxing authorities. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as part of income tax expense.

Table of Content

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

Fair Value Measurements
The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is required. The effective date for applying the fair value measurement criteria in accordance with FASB ASC 820-10-20, Fair Value Measurements, was January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

New Accounting Pronouncements
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement of Financial Accounting Standards (SFAS) 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require additional fair value disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is effective for our December 31, 2009 Annual Report on Form 10-K. (The guidance in FSP FAS 132(R)-1 is now embedded within ASC 715.)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This Statement requires an enterprise to perform additional analyses to assess variable interest entities (VIE’s) and the enterprise’s involvement with these entities, as well provide additional disclosures. SFAS 167 will be effective for Itron on January 1, 2010. We do not expect SFAS 167 to have a material impact to our consolidated financial statements. (The guidance in SFAS 167 is now embedded within ASC 810.)

The FASB issued Accounting Standards Update (ASU) 2009-5, Measuring Liabilities at Fair Value (ASU 2009-5), in August 2009. ASU 2009-5 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date and is therefore presumed to continue and is not settled with the counterparty. This ASU also states that the fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. ASU 2009-5 will be effective for us on October 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements (previously known as EITF 00-21) to enable vendors to account for more products or services separately rather than as a combined unit. The hierarchy for establishing a selling price has been increased and consists of the following: (1) vendor specific objective evidence (VSOE), if available, (2) third party evidence (TPE), if VSOE is not available, and (3) estimated selling price, if VSOE and TPE are not available. The amendments in ASU 2009-13 will also (1) replace the term fair value with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market-place participant; and (2) eliminate the residual value method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 also requires additional disclosures about an entity’s multiple-deliverable contracts. ASU 2009-13 is effective for us on January 1, 2011, with early adoption permitted. We are currently considering an early adoption of this guidance on January 1, 2010, to be applied on a prospective basis. We do not expect ASU 2009-13 to have a material impact on our consolidated financial statements.

Concurrent with the issuance of ASU 2009-13, the FASB issued ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14). ASU 2009-14 affects revenue arrangements that include both tangible products and software elements, and it provides a scope exception from software revenue recognition guidance in ASC 985-605 (previously known as SOP 97-2) for tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality. Revenue arrangements that are affected by this guidance will still be subject to the disclosure requirements of ASU 2009-13, as applicable. ASU 2009-14 is effective for us on January 1, 2011, with early adoption permitted. We are currently considering an early adoption of this guidance on January 1, 2010, to be applied on a prospective basis. ASU 2009-14 may impact the timing of revenue for our tangible hardware products sold under new arrangements in the future.

Table of Content

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(2,962)	$5,600	$(7,402)	$17,642

Weighted average common shares outstanding - Basic	40,039	34,385	38,003	32,632
Dilutive effect of stock-based awards	-	760	-	762
Dilutive effect of convertible notes	-	1,727	-	1,597
Weighted average common shares outstanding - Diluted	40,039	36,872	38,003	34,991
Basic earnings (loss) per common share	$(0.07)	$0.16	$(0.19)	$0.54
Diluted earnings (loss) per common share	$(0.07)	$0.15	$(0.19)	$0.50

Common Stock
During the first quarter of 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. See Note 6 for a further discussion.

On June 3, 2009, we completed a public offering of approximately 3.2 million shares of common stock for net proceeds of $160.4 million.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for the nine months ended September 30, 2009, there was no dilutive effect to the weighted average common shares outstanding. Approximately 1.0 million and 268,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended September 30, 2009 and 2008, and approximately 1.0 million and 170,000 stock-based awards were excluded from the calculation of diluted EPS for the nine months ended September 30, 2009 and 2008 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes
We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three and nine months ended September 30, 2009 and 2008 were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and nine months ended September 30, 2009 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted EPS. The average price of our common stock for the three and nine months ended September 30, 2008 exceeded the conversion price of $65.16 and, therefore, approximately 1.7 million and 1.6 million shares, respectively, were included as dilutive shares in the calculation of diluted EPS.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments as set by the Board of Directors. There was no preferred stock sold or outstanding at September 30, 2009 and December 31, 2008.

Table of Content

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At September 30,	At December 31,
	2009	2008
	(in thousands)
Trade receivables (net of allowance of $6,904 and $5,954)	$304,443	$306,593
Unbilled revenue	20,676	14,685
Total accounts receivable, net	$325,119	$321,278

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$7,271	$6,408	$5,954	$6,391
Actaris acquisition opening balance/adjustments	-	-	-	(471)
Provision for (release of) doubtful accounts, net	(378)	314	1,512	1,057
Accounts written off	(112)	(105)	(748)	(661)
Effects of change in exchange rates	123	(313)	186	(12)
Ending balance, September 30	$6,904	$6,304	$6,904	$6,304

Inventories	At September 30,	At December 31,
	2009	2008
	(in thousands)
Materials	$90,836	$85,153
Work in process	18,186	14,556
Finished goods	68,744	64,501
Total inventories	$177,766	$164,210

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $13.6 million and $19.1 million at September 30, 2009 and December 31, 2008, respectively.

Property, plant, and equipment, net	At September 30,	At December 31,
	2009	2008
	(in thousands)
Machinery and equipment	$232,778	$195,677
Computers and purchased software	65,131	58,505
Buildings, furniture, and improvements	142,915	132,195
Land	37,522	33,702
Construction in progress, including purchased equipment	20,139	30,632
Total cost	498,485	450,711
Accumulated depreciation	(182,518)	(142,994)
Property, plant, and equipment, net	$315,967	$307,717

Depreciation expense was $14.3 million and $13.5 million for the three months ended September 30, 2009 and 2008, and $41.0 million and $40.2 million for each of the nine months ended September 30, 2009 and 2008, respectively.

Table of Content

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At September 30, 2009			At December 31, 2008
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$401,827	$(232,546)	$169,281	$394,912	$(188,953)	$205,959
Customer contracts and relationships	310,356	(84,726)	225,630	299,928	(56,966)	242,962
Trademarks and trade names	78,250	(55,552)	22,698	76,766	(45,851)	30,915
Other	24,799	(23,272)	1,527	24,630	(22,580)	2,050
Total intangible assets	$815,232	$(396,096)	$419,136	$796,236	$(314,350)	$481,886

A summary of the intangible asset account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance, intangible assets, gross	$792,551	$864,049	$796,236	$895,979
Adjustment of previous acquisitions	-	-	-	(70,048)
Effect of change in exchange rates	22,681	(49,053)	18,996	(10,935)
Ending balance, intangible assets, gross	$815,232	$814,996	$815,232	$814,996

During the first quarter of 2008, intangible assets were adjusted by $70.0 million based on our completion of the fair value assessment associated with the Actaris Metering Systems SA (Actaris) acquisition in 2007.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates. Intangible asset amortization expense was $25.1 million and $30.4 million for the three months ended September 30, 2009 and 2008, and $72.8 million and $93.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2009 (amount remaining at September 30, 2009)	$25,609
2010	74,253
2011	63,550
2012	49,201
2013	39,901
Beyond 2013	166,622
Total intangible assets, net	$419,136

Table of Content

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at September 30, 2009 and 2008:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2008	$185,869	$1,080,264	$1,266,133
Adjustment of previous acquisitions	-	55,370	55,370
Effect of change in exchange rates	(663)	(3,936)	(4,599)
Goodwill balance at September 30, 2008	$185,206	$1,131,698	$1,316,904

Goodwill balance at January 1, 2009	$184,535	$1,101,318	$1,285,853
Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	1,232	34,747	35,979
Goodwill balance at September 30, 2009	$187,867	$1,136,065	$1,323,932

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

In 2009, $2.1 million of contingent consideration became payable associated with two acquisitions in 2006, which is reflected as adjustment of previous acquisitions.

In 2008, the adjustment of previous acquisitions represents an adjustment to goodwill associated with the 2007 Actaris acquisition based on our final determination of fair values of certain assets acquired and liabilities assumed.

Note 6:    Debt

The components of our borrowings are as follows:

	At September 30,	At December 31,
	2009	2008
	(in thousands)
Term loans
USD denominated term loan	$301,205	$375,744
EUR denominated term loan	316,981	360,494
Convertible senior subordinated notes	205,758	306,337
Senior subordinated notes	-	109,192
	823,944	1,151,767
Current portion of long-term debt	(10,953)	(10,769)
Total long-term debt	$812,991	$1,140,998

Table of Content

Credit Facility

The Actaris acquisition in 2007 was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of a $605.1 million first lien U.S. dollar denominated term loan; a €335 million first lien euro denominated term loan; a £50 million first lien pound sterling denominated term loan (collectively the term loans); and a $115 million multicurrency revolving line-of-credit (revolver). Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balance of our euro denominated term loan at September 30, 2009 and December 31, 2008 was €216.6 million and €254.1 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.75% at September 30, 2009 and 1.75% at December 31, 2008. Our interest rates were 4.02% for the U.S. dollar denominated and 4.87% for the euro denominated term loans at September 30, 2009. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc., our operating subsidiaries, except our international subsidiaries, and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers. On April 24, 2009, we amended our credit facility to adjust the maximum total leverage ratio and the minimum interest coverage ratio thresholds to increase operational flexibility. The amendment also allows us to seek a $75 million increase to the $115 million multicurrency revolving line-of-credit without further amendment. The current lending participants may then choose to increase their level of participation or approve the participation of additional lenders. (The amendment was filed with the SEC on April 27, 2009 as Exhibit 4.1 to our Current Report on Form 8-K.) Prepaid debt fees of approximately $3.7 million were capitalized for the amendment and legal and advisory fees of $1.5 million were expensed as the amendment did not substantially modify the original terms of the loan. At September 30, 2009, we were in compliance with the debt covenants under this credit facility.

At September 30, 2009, there were no borrowings outstanding under the revolver and $48.4 million was utilized by outstanding standby letters of credit resulting in $66.6 million being available for additional borrowings.

We repaid $57.0 million and $127.2 million of the term loans during the three and nine months end September 30, 2009, respectively. Repayments of $24.6 million and $369.0 million were made during the three and nine months ended September 30, 2008, respectively.

Senior Subordinated Notes

In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes), which were discounted to a price of 99.265 to yield 7.875%. On July 17, 2009, we paid $113.2 million, including accrued interest of $1.5 million, to redeem all of our subordinated notes. The subordinated notes had a remaining principal value of $109.6 million and were due May 2012. We redeemed the notes at 101.938% of the principal amount, and recognized a loss on extinguishment of $2.5 million, which included the remaining unamortized debt discount of $336,000. Unamortized prepaid debt fees of $2.0 million were recorded to interest expense.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at September 30, 2009 was $64.14.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by all of our operating subsidiaries, except for our international subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2009.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter, prior to July 2011, and the notes become convertible. At September 30, 2009 and December 31, 2008, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

On January 1, 2009, we adopted FSP 14-1, which requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate and must be applied retroactively to all periods presented. Our non-convertible debt borrowing rate at the time of the issuance of our convertible notes was determined to be 7.38%, which also reflects the effective interest rate on the liability component. See Note 1 for disclosure about the financial statement impact of our adoption of FSP 14-1.

The carrying amounts of the debt and equity components are as follows:

	At September 30,	At December 31,
	2009	2008
	(in thousands)
Face value of convertible debt	$223,604	$344,588
Unamortized discount	(17,846)	(38,251)
Net carrying amount of debt component	$205,758	$306,337

Carrying amount of equity component	$31,831	$41,177

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Contractual interest coupon	$1,398	$2,156	$4,442	$6,469
Amortization of the discount on the liability component	2,367	3,393	7,262	9,995
Total interest expense	$3,765	$5,549	$11,704	$16,464

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 21 months.

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

Table of Content

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

Prepaid Debt Fees & Accrued Interest Expense

Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible notes, the related portion of unamortized prepaid debt fees is written-off and included in interest expense. Total unamortized prepaid debt fees were $10.4 million and $12.9 million at September 30, 2009 and December 31, 2008, respectively. Accrued interest expense was $900,000 and $4.5 million at September 30, 2009 and December 31, 2008, respectively.

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by ASC 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at September 30, 2009 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at September 30, 2009. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. We have considered our own nonperformance risk by discounting our derivative liabilities to reflect the potential credit risk to our counterparty by applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at September 30, 2009 and December 31, 2008 are as follows:

		Fair Value
	Balance Sheet Location	At September 30, 2009	At December 31, 2008
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$292	$-

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$(13,141)	$(8,772)
Interest rate swap contracts	Long-term other obligations	(4,997)	(8,723)
Euro denominated term loan *	Current portion of long-term debt	(4,902)	(4,752)
Euro denominated term loan *	Long-term debt	(312,079)	(355,742)
Total derivatives designated as hedging instruments under Subtopic 815-20		$(335,119)	$(377,989)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(1,096)	$(67)

Total liability derivatives		$(336,215)	$(378,056)

* The euro denominated term loan is a nonderivative financial instrument designated as a hedge of our net investment in international operations. It is recorded at the carrying value in the Consolidated Balance Sheets and not recorded at fair value.

Table of Content

Other comprehensive income (loss) during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2009	2008
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(29,734)	$(26,503)
Unrealized gain (loss) on derivative instruments	(5,906)	1,520
Unrealized loss on a nonderivative hedging instrument	(5,676)	(8)
Realized (gains) losses reclassified into net income (loss)	6,025	(294)
Net unrealized loss on hedging instruments at September 30,	$(35,291)	$(25,285)

Cash Flow Hedges
We are exposed to interest rate risk through our credit facility. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to increase our ability to forecast interest expense. The objective of these swaps is to protect us from increases in borrowing rates on our floating rate credit facility.

We have entered into one-year pay-fixed receive one-month LIBOR interest rate swaps to convert $200 million of our U.S. dollar term loan from a floating interest rate to a fixed interest rate, as follows:

Transaction Date	Effective Date of Swap	Notional amount	Fixed Interest Rate
		(in thousands)
June 26, 2008	June 30, 2008 - June 30, 2009	$200,000	3.01%
October 27, 2008	June 30, 2009 - June 30, 2010	$200,000	2.68%
July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.15%
July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.11%

At September 30, 2009, our U.S. dollar term loan had a balance of $301.2 million. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $4.0 million, which was based on the Bloomberg U.S. dollar swap yield curve as of September 30, 2009.

In 2007, we entered into a pay-fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR) amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $280.4 million (€191.6 million) at September 30, 2009. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $9.1 million (€6.2 million), which was based on the Bloomberg U.S. dollar swap yield curve as of September 30, 2009.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 is as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2009	2008		2009	2008		2009	2008
	(in thousands)			(in thousands)			(in thousands)
Three months ended September 30
Interest rate swap contracts	$(3,588)	$(4,257)	Interest expense	$(3,808)	$111	Interest expense	$(88)	$-

Nine months ended September 30
Interest rate swap contracts	$(9,753)	$2,459	Interest expense	$(9,970)	$479	Interest expense	$(272)	$-

Table of Content

Net Investment Hedges
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan is reduced each quarter as a result of repayments and was $317.0 million (€216.6 million) at September 30, 2009. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the three and nine months ended September 30 is as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain (loss) recognized in OCI on derivative (Effective Portion)	(in thousands)
Before tax	$(13,770)	$32,043	$(9,157)	$(366)
Net of tax	$(8,533)	$19,934	$(5,686)	$(8)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the nine months ended September 30, 2009, we entered into approximately 50 foreign currency option and forward transactions. The notional amounts of the contracts ranged from less than $1 million to $44 million, offsetting our exposures primarily from the euro, British pound, Czech koruna, and Hungarian forint.

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

The effect of our foreign exchange forward and cross currency swap derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Foreign exchange forward contracts	$(1,976)	$1,712	$(2,503)	$1,253
Cross currency interest rate swap	-	-	-	(1,709)
	$(1,976)	$1,712	$(2,503)	$(456)

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

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our expected contribution assumes that actual plan asset returns are consistent with our expected rate of return and that interest rates remain constant. For 2009, we expect to contribute a total of $500,000 to our defined pension benefit plans with the majority payable in the fourth quarter. For the three and nine months ended September 30, 2009, we contributed approximately $49,000 and $101,000, respectively, to the defined benefit pension plans. For the three and nine months ended September 30, 2008, we contributed approximately $33,000 and $126,000, respectively, to the defined benefit pension plans.

Table of Content

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$457	$438	$1,325	$1,616
Interest cost	933	955	2,673	2,825
Expected return on plan assets	(74)	(78)	(215)	(230)
Amortization of actuarial net gain	(106)	(44)	(288)	(119)
Amortization of unrecognized prior service costs	7	13	20	44
Net periodic benefit cost	$1,217	$1,284	$3,515	$4,136

 Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock issued pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three months ended September 30, 2009 and 2008, stock-based compensation expense was $4.2 million and $4.5 million and the related tax benefit was $1.0 million and $1.1 million, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense was $13.4 million and $12.5 million and the related tax benefit was $3.5 million and $2.9 million, respectively. We have not capitalized any stock-based compensation expense. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options (1)
	Nine Months Ended September 30,
	2009	2008
Dividend yield	-	-
Expected volatility	50.2%	44.8%
Risk-free interest rate	1.8%	3.0%
Expected life (years)	4.91	4.49

	ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Expected volatility	51.9%	36.8%	75.8%	52.6%
Risk-free interest rate	0.2%	1.9%	0.4%	2.2%
Expected life (years)	0.25	0.25	0.25	0.25

(1) There were no Employee Stock Options granted during the three months ended September 30, 2009 and 2008.

Expected volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related expected life period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected life of the award. The expected life is the weighted average expected life of an award based on the period of time between the date the award is granted and the date an estimate of the award is fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, with consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

Table of Content

Subject to stock splits, dividends, and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan. Of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards, and unrestricted stock awards. At September 30, 2009, shares available for issuance under the plan as either options or awards were 450,638.

Stock Options
Options to purchase our common stock are granted to employees and the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approves the grant. Options generally become exercisable in three equal annual installments beginning one year from the date of grant and generally expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended September 30, 2009 and 2008. The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2009 and 2008 were $57.96 and $39.07 per share, respectively. Compensation expense related to stock options for the three months ended September 30, 2009 and 2008 was $1.6 million and $2.2 million, and for the nine months ended September 30, 2009 and 2008 was $6.2 million and $6.8 million, respectively. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

A summary of our stock option activity for the nine months ended September 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	247	95.79
Exercised	(399)	26.37
Forfeited	(19)	46.71
Outstanding, September 30, 2008	1,390	51.26	7.25	$53,578

Exercisable and expected to vest, September 30, 2008	1,324	$49.90	7.16	$52,683

Exercisable, September 30, 2008	804	$34.88	6.12	$43,182

Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96
Exercised	(134)	20.20
Forfeited	(18)	58.98
Expired	(7)	57.23
Outstanding, September 30, 2009	1,265	54.96	6.66	$20,408

Exercisable and expected to vest, September 30, 2009	1,203	$53.22	6.56	$20,373

Exercisable, September 30, 2009	971	$46.91	6.11	$20,052

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of September 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $7.2 million, which is expected to be recognized over a weighted average period of approximately 18 months. During the three months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $4.2 million and $12.9 million, respectively. During the nine months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $4.6 million and $28.2 million, respectively.

Table of Content

Restricted Stock Units
Certain employees and senior management receive restricted stock units or restricted stock awards (collectively, restricted awards) as a component of their total compensation. The fair value of a restricted award is the market close price of our common stock on the date of grant. Restricted awards generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

Upon vesting, the restricted awards are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employee upon vesting of the restricted awards. Total compensation expense recognized for restricted awards was $2.3 million and $2.0 million for the three months ended September 30, 2009 and 2008, and $6.6 million and $5.1 million for the nine months ended September 30, 2009 and 2008. At September 30, 2009, unrecognized compensation expense was $12.0 million, which is expected to be recognized over a weighted average period of approximately 18 months. The total fair value of awards that vested was $298,000 and $1.5 million during the three and nine months ended September 30, 2009, respectively. No awards vested during the three and nine months ended September 30, 2008.

The following table summarizes restricted award activity for the nine months ended September 30, 2009 and 2008:

	Number of Restricted Awards	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2008	111	$66.92
Granted	213	84.53
Forfeited	(12)	74.08
Nonvested, September 30, 2008	312	$78.70

Nonvested, January 1, 2009	313	$78.55
Granted	59	69.44
Vested	(23)	64.80
Forfeited	(6)	77.95
Nonvested, September 30, 2009	343	$73.72

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant. During the three months ended September 30, 2009 and 2008, we issued 2,168 and 1,184 shares of unrestricted stock with a weighted average grant date fair value of $55.27 and $100.74 per share, respectively. During the nine months ended September 30, 2009 and 2008, we issued 4,284 and 2,744 shares of unrestricted stock with a weighted average grant date fair value of $59.40 and $97.94 per share, respectively. The expense related to these awards was $120,000 and $119,000 for the three months ended September 30, 2009 and 2008, and $254,000 and $269,000 for the nine months ended September 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter. Under the ESPP, we sold 16,663 and 8,672 shares to employees during the three months ended September 30, 2009 and 2008, and 49,413 and 24,647 shares during the nine months ended September 30, 2009 and 2008, respectively. The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. The fair value of the ESPP awards was $9.62 and $16.20 per share for the awards associated with the grant in each of the three month offering periods ended September 30, 2009 and 2008, respectively. The weighted average fair value of the ESPP awards associated with the offering periods during the nine months ended September 30, 2009 and 2008 was $8.13 and $15.94 per share, respectively. The expense related to the ESPP was $115,000 and $138,000 for the three months ended September 30, 2009 and 2008, and $394,000 and $406,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, all compensation cost associated with the ESPP had been recognized. There were approximately 259,000 shares of common stock available for future issuance under the ESPP at September 30, 2009.

Table of Content

Note 10:    Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and may vary from period to period, due to the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

Our tax benefits in 2009 and 2008 reflect the benefit of certain interest expense deductions and the election under U.S. Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007, as well as the forecasted mix of earnings in different tax jurisdictions.

Our tax provision (benefit) as a percentage of income (loss) before tax was (84%) for the three and nine months ended September 30, 2009, compared with 6% and (8%) for the same periods in 2008. We had a tax benefit of $15.1 million in the third quarter of 2009 compared with tax expense of $377,000 in the same quarter of 2008. The benefit in the third quarter of 2009 is due primarily to tax elections regarding the repatriation of foreign earnings and the associated foreign tax credits for years 2007, 2008, and 2009, which were finalized during the quarter. In addition, a decrease in projected pretax income in high tax jurisdictions for the year, net decrease in certain reserves for uncertain tax positions in foreign jurisdictions, and a refund of taxes previously paid in foreign tax audits also contributed to the benefit.

Unrecognized tax benefits related to uncertain tax positions were $45.8 million and $37.6 million at September 30, 2009 and December 31, 2008, respectively. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as components of income tax expense. We recognized an expense of $558,000 and a benefit of $305,000 during the three months ended September 30, 2009 and 2008, and expenses of $1.9 million and $725,000 during the nine months ended September 30, 2009 and 2008, respectively, in interest and penalties. At September 30, 2009 and December 31, 2008, accrued interest was $4.0 million and $3.2 million, and accrued penalties were $4.0 million and $2.9 million, respectively. Unrecognized tax benefits that would affect our tax provision at September 30, 2009 and December 31, 2008 were $38.6 million and $37.0 million, respectively. At September 30, 2009, we expect to pay $104,000 in income taxes, interest, or penalties related to uncertain tax positions over the next twelve months.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $10.0 million within the next twelve months due to a change in method of depreciation for certain foreign subsidiaries and a cash payment associated with an international tax audit.

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At September 30, 2009, in addition to the outstanding standby letters of credit of $48.4 million issued under our credit facility’s $115 million multicurrency revolver, our Itron International operating segment has a total of $31.6 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $7.4 million. At December 31, 2008, Itron International had a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. Unsecured surety bonds in force were $69.5 million and $33.1 million at September 30, 2009 and December 31, 2008, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. We also provide an indemnification to our customers for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at September 30, 2009 were not material to our financial condition or results of operations.

Table of Content

On August 28, 2009, Itron and PT Berca completed a settlement agreement in which litigation against several Itron International subsidiaries and the successor in interest to another company previously owned by Schlumberger Limited (Schlumberger) was dismissed. PT Berca had claimed that it had preemptive rights in the PT Mecoindo joint venture and had sought to nullify the transaction in 2001 whereby Schlumberger transferred its ownership interest in PT Mecoindo to an Itron International subsidiary. The plaintiff also sought to collect damages for the earnings it otherwise would have earned had its alleged preemptive rights been observed. In connection with the settlement, certain portions of the debt of PT Mecoindo were converted to equity and PT Mecoindo was restructured so that Itron and PT Berca became approximately 51:49 owners of PT Mecoindo as of August 28, 2009 and ownership will become equal as of August 28, 2010. This settlement did not, and is not expected to, have a material impact on our financial condition or results of operations.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively the plan costs). Plan costs were approximately $5.4 million and $4.8 million for the three months ended September 30, 2009 and 2008, and approximately $15.4 million and $14.3 million for the nine months ended September 30, 2009 and 2008, respectively. The IBNR accrual, which is included in wages and benefits payable, was $3.4 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively. Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$34,065	$42,184	$38,255	$32,841
Adjustment of previous acquisition	-	713	-	7,655
New product warranties	2,223	1,856	5,345	5,789
Other changes/adjustments to warranties	1,641	1,318	4,750	5,405
Claims activity	(5,067)	(3,908)	(15,788)	(11,424)
Effect of change in exchange rates	653	(1,563)	953	334
Ending balance, September 30	33,515	40,600	33,515	40,600
Current portion of warranty	(20,751)	(25,911)	(20,751)	(25,911)
Long-term warranty	$12,764	$14,689	$12,764	$14,689

Total warranty expense, which consists of new product warranties issued and other changes and adjustments to warranties, totaled approximately $3.9 million and $3.2 million for the three months ended September 30, 2009 and 2008, and approximately $10.1 million and $11.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 12:    Other Comprehensive Income (Loss)

Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(2,962)	$5,600	$(7,402)	$17,642
Foreign currency translation adjustment, net	65,895	(153,626)	62,971	(12,717)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	(2,102)	(2,632)	(5,906)	1,520
Net unrealized gain (loss) on a nonderivative hedging instrument, net	(8,524)	19,934	(5,676)	(8)
Net hedging (gain) loss reclassified into net income (loss), net	2,222	(67)	6,025	(294)
Pension plan benefits liability adjustment, net	(29)	(123)	(187)	(53)
Total comprehensive income (loss)	$54,500	$(130,914)	$49,825	$6,090

Table of Content

Income tax (provision) benefit related to other comprehensive income (loss) during the reporting periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Income tax (provision) benefit on foreign currency translation adjustment	$(1,691)	$(3,696)	$(5,367)	$5,264
Income tax (provision) benefit on net unrealized gain (loss) on derivative instruments(1)	1,266	1,626	3,627	(940)
Income tax (provision) benefit on net unrealized gain (loss) on a nonderivative hedging instrument	5,246	(12,110)	3,481	358
Income tax (provision) benefit on net hedging (gain) loss reclassified into net income (loss)	(1,366)	44	(3,725)	185
Income tax benefit on pension plan benefits liability adjustment	13	9	80	22
Total income tax (provision) benefit on other comprehensive income (loss)	$3,468	$(14,127)	$(1,904)	$4,889
(1) Designated as cash flow hedges

Accumulated other comprehensive income, net of tax, was $91.3 million at September 30, 2009 and $34.1 million at December 31, 2008. These amounts consisted of the adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at September 30, 2009 and December 31, 2008 and do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Assets
Cash and cash equivalents	$124,721	$124,721	$144,390	$144,390
Foreign exchange forwards	292	292	-	-

Liabilities
Term loans
USD denominated term loan	$301,205	$302,320	$375,744	$317,128
EUR denominated term loan	316,981	318,154	360,494	308,073
Convertible senior subordinated notes	205,758	275,433	306,337	380,985
Senior subordinated notes	-	-	109,192	95,478
Interest rate swaps	18,138	18,138	17,495	17,495
Foreign exchange forwards	1,096	1,096	67	67

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at September 30, 2009 and $344.6 million at December 31, 2008. See Note 6 for further discussion.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).

Table of Content

Note 14:    Segment Information

We have two operating segments: Itron International and Itron North America. Itron International was previously referred to as the Actaris operating segment. We are now operating under the Itron brand on a worldwide basis. Itron International generates a majority of its revenues in Europe, Africa, South America, and Asia/Pacific, while Itron North America generates a majority of its revenues in the United States and Canada. On January 1, 2009, we made refinements to our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. Therefore, the operating segment information as set forth below is based on our current segment reporting structure. Historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the January 1, 2009 refinement.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, gain (loss) on extinguishment of debt, other income (expense), and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Depreciation and amortization expenses are allocated to our segments and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Itron North America	$12.4	$12.7	$35.4	$34.2
Itron International	27.0	31.1	78.4	99.1
Total Company	$39.4	$43.8	$113.8	$133.3
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Itron North America	$137,360	$176,135	$419,689	$527,986
Itron International	270,998	308,683	790,935	949,239
Total Company	$408,358	$484,818	$1,210,624	$1,477,225

Gross profit
Itron North America	$42,553	$66,500	$144,849	$200,847
Itron International	86,926	96,460	247,323	300,882
Total Company	$129,479	$162,960	$392,172	$501,729

Operating income (loss)
Itron North America	$(1,187)	$17,934	$12,461	$56,296
Itron International	17,318	18,408	40,016	63,074
Corporate unallocated	(7,125)	(11,009)	(22,803)	(30,572)
Total Company	9,006	25,333	29,674	88,798
Total other income (expense)	(27,114)	(19,356)	(74,593)	(72,454)
Income (loss) before income taxes	$(18,108)	$5,977	$(44,919)	$16,344

Table of Content

No single customer represented more than 10% of total Company or Itron International operating segment revenues for the three and nine months ended September 30, 2009 and 2008. No customer accounted for more than 10% of Itron North America operating segment revenues for the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009. One customer accounted for 11% of Itron North America operating segment revenues for the nine months ended September 30, 2008.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Europe	$203,834	$232,979	$610,869	$722,415
United States and Canada	131,986	161,262	402,761	488,298
Other	72,538	90,577	196,994	266,512
Total revenues	$408,358	$484,818	$1,210,624	$1,477,225

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

On January 1, 2009, we transferred a substantial portion of our guarantor subsidiary operations located in the United States into the parent company. This change in legal entities implemented on January 1, 2009 is reflected in the below consolidating statements as of and for the three and nine months ended September 30, 2009. We have not restated the comparative prior period results due to the complexity of the transfer and the immaterial nature of the operations.

Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$133,898	$1,005	$282,183	$(8,728)	$408,358
Cost of revenues	93,219	940	193,448	(8,728)	278,879
Gross profit	40,679	65	88,735	-	129,479

Operating expenses
Sales and marketing	14,400	-	23,269	-	37,669
Product development	19,207	-	11,870	-	31,077
General and administrative	9,941	-	16,665	-	26,606
Amortization of intangible assets	5,874	-	19,247	-	25,121
Total operating expenses	49,422	-	71,051	-	120,473

Operating income (loss)	(8,743)	65	17,684	-	9,006
Other income (expense)
Interest income	29,145	877	(112)	(29,955)	(45)
Interest expense	(20,499)	-	(29,818)	30,242	(20,075)
Loss on extinguishment of debt, net	(2,460)	-	-	-	(2,460)
Other income (expense), net	(912)	(7)	(3,328)	(287)	(4,534)
Total other income (expense)	5,274	870	(33,258)	-	(27,114)

Income (loss) before income taxes	(3,469)	935	(15,574)	-	(18,108)
Income tax benefit	13,252	-	1,894	-	15,146
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(12,745)	(2,428)	-	15,173	-
Net loss	$(2,962)	$(1,493)	$(13,680)	$15,173	$(2,962)

Table of Content

Consolidating Statement of Operations
Three Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$155,224	$18,639	$319,800	$(8,845)	$484,818
Cost of revenues	94,151	15,366	221,186	(8,845)	321,858
Gross profit	61,073	3,273	98,614	-	162,960

Operating expenses
Sales and marketing	13,541	2,464	25,358	-	41,363
Product development	18,724	920	12,137	-	31,781
General and administrative	14,618	754	18,716	-	34,088
Amortization of intangible assets	5,661	-	24,734	-	30,395
Total operating expenses	52,544	4,138	80,945	-	137,627

Operating income (loss)	8,529	(865)	17,669	-	25,333
Other income (expense)
Interest income	31,529	(17)	1,720	(31,270)	1,962
Interest expense	(20,909)	(31)	(31,367)	31,270	(21,037)
Other income (expense), net	693	91	(1,065)	-	(281)
Total other income (expense)	11,313	43	(30,712)	-	(19,356)

Income (loss) before income taxes	19,842	(822)	(13,043)	-	5,977
Income tax benefit (provision)	(3,031)	1,356	1,298	-	(377)
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(11,211)	(19)	-	11,230	-
Net income (loss)	$5,600	$515	$(11,745)	$11,230	$5,600

Table of Content

Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$410,367	$3,116	$829,870	$(32,729)	$1,210,624
Cost of revenues	270,709	3,298	577,174	(32,729)	818,452
Gross profit (loss)	139,658	(182)	252,696	-	392,172

Operating expenses
Sales and marketing	42,546	-	70,023	-	112,569
Product development	58,869	-	34,175	-	93,044
General and administrative	31,495	-	52,602	-	84,097
Amortization of intangible assets	17,633	-	55,155	-	72,788
Total operating expenses	150,543	-	211,955	-	362,498

Operating income (loss)	(10,885)	(182)	40,741	-	29,674
Other income (expense)
Interest income	83,472	2,876	537	(85,914)	971
Interest expense	(56,003)	-	(83,517)	86,201	(53,319)
Loss on extinguishment of debt, net	(12,800)	-	-	-	(12,800)
Other income (expense), net	(2,802)	(3)	(6,353)	(287)	(9,445)
Total other income (expense)	11,867	2,873	(89,333)	-	(74,593)

Income (loss) before income taxes	982	2,691	(48,592)	-	(44,919)
Income tax benefit	36,938	-	579	-	37,517
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(45,322)	(5,466)	-	50,788	-
Net loss	$(7,402)	$(2,775)	$(48,013)	$50,788	$(7,402)

Table of Content

Consolidating Statement of Operations
Nine Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$459,504	$60,240	$985,562	$(28,081)	$1,477,225
Cost of revenues	279,154	46,499	677,864	(28,021)	975,496
Gross profit	180,350	13,741	307,698	(60)	501,729

Operating expenses
Sales and marketing	40,770	6,766	79,998	-	127,534
Product development	56,135	2,519	33,689	(60)	92,283
General and administrative	41,272	1,982	56,746	-	100,000
Amortization of intangible assets	16,987	-	76,127	-	93,114
Total operating expenses	155,164	11,267	246,560	(60)	412,931

Operating income	25,186	2,474	61,138	-	88,798
Other income (expense)
Interest income	94,417	14	3,896	(93,481)	4,846
Interest expense	(74,831)	(120)	(93,892)	93,481	(75,362)
Other income (expense), net	2,190	(733)	(3,395)	-	(1,938)
Total other income (expense)	21,776	(839)	(93,391)	-	(72,454)

Income (loss) before income taxes	46,962	1,635	(32,253)	-	16,344
Income tax benefit (provision)	1,883	1,600	(2,185)	-	1,298
Equity in earnings (losses) of guarantor and
non-guarantor subsidiaries, net	(31,203)	534	-	30,669	-
Net income (loss)	$17,642	$3,769	$(34,438)	$30,669	$17,642

Table of Content

Consolidating Balance Sheet
September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$36,051	$565	$88,105	$-	$124,721
Accounts receivable, net	80,634	2,251	242,234	-	325,119
Intercompany accounts receivable	6,764	-	1,851	(8,615)	-
Inventories	60,696	-	117,706	(636)	177,766
Deferred income taxes, net	14,944	(12)	14,061	-	28,993
Other	26,408	160	43,015	-	69,583
Intercompany other	30,827	-	5,002	(35,829)	-
Total current assets	256,324	2,964	511,974	(45,080)	726,182

Property, plant, and equipment, net	116,596	-	199,371	-	315,967
Prepaid debt fees	10,450	-	-	-	10,450
Deferred income taxes, net	47,947	-	20,987	-	68,934
Other	5,625	-	13,206	-	18,831
Intangible assets, net	64,040	-	355,096	-	419,136
Goodwill	174,781	-	1,149,151	-	1,323,932
Investment in subsidiaries	17,502	1,453	(1)	(18,954)	-
Intercompany notes receivable	1,755,420	97,386	1	(1,852,807)	-
Total assets	$2,448,685	$101,803	$2,249,785	$(1,916,841)	$2,883,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$49,885	$132	$143,850	$-	$193,867
Other current liabilities	21,481	-	38,206	-	59,687
Intercompany accounts payable	1,900	224	6,491	(8,615)	-
Wages and benefits payable	19,097	95	51,367	-	70,559
Taxes payable	1,614	(3)	32,698	-	34,309
Current portion of long-term debt	10,953	-	-	-	10,953
Current portion of warranty	7,556	-	13,195	-	20,751
Unearned revenue	28,311	338	6,082	-	34,731
Deferred income taxes, net	(1,427)	-	3,354	-	1,927
Short-term intercompany advances	5,003	2,350	28,476	(35,829)	-
Total current liabilities	144,373	3,136	323,719	(44,444)	426,784

Long-term debt	812,991	-	-	-	812,991
Warranty	9,882	-	2,882	-	12,764
Pension plan benefits	-	-	59,026	-	59,026
Intercompany notes payable	97,386	-	1,755,421	(1,852,807)	-
Deferred income taxes, net	(45,250)	-	128,995	-	83,745
Other obligations	18,461	-	58,819	-	77,280
Total liabilities	1,037,843	3,136	2,328,862	(1,897,251)	1,472,590

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	1,294,425	107,165	80,542	(187,707)	1,294,425
Accumulated other comprehensive income (loss), net	91,320	(9,200)	15,655	(6,455)	91,320
Retained earnings (accumulated deficit)	25,097	702	(175,274)	174,572	25,097
Total shareholders' equity	1,410,842	98,667	(79,077)	(19,590)	1,410,842
Total liabilities and shareholders' equity	$2,448,685	$101,803	$2,249,785	$(1,916,841)	$2,883,432

Table of Content

Consolidating Balance Sheet
December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$67,404	$3,180	$73,806	$-	$144,390
Accounts receivable, net	89,458	7,868	223,952	-	321,278
Intercompany accounts receivable	11,221	594	3,323	(15,138)	-
Inventories	52,248	7,276	105,280	(594)	164,210
Deferred income taxes, net	20,546	3,517	7,744	-	31,807
Other	18,360	243	37,429	-	56,032
Intercompany other	6,824	(26)	6,302	(13,100)	-
Total current assets	266,061	22,652	457,836	(28,832)	717,717

Property, plant, and equipment, net	96,952	16,296	194,469	-	307,717
Prepaid debt fees	12,943	-	-	-	12,943
Deferred income taxes, net	53,950	989	(24,022)	-	30,917
Other	7,205	-	12,110	-	19,315
Intangible assets, net	54,370	27,303	400,213	-	481,886
Goodwill	115,140	57,540	1,113,173	-	1,285,853
Investment in subsidiaries	46,393	151,268	(146,364)	(51,297)	-
Intercompany notes receivable	1,706,034	-	2,325	(1,708,359)	-
Total assets	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,962	$5,198	$158,565	$-	$200,725
Other current liabilities	19,307	126	46,932	-	66,365
Intercompany accounts payable	3,070	1,881	10,187	(15,138)	-
Wages and benefits payable	25,271	1,972	51,093	-	78,336
Taxes payable	2,369	3,496	12,730	-	18,595
Current portion of long-term debt	10,803	-	(34)	-	10,769
Current portion of warranty	8,481	264	14,630	-	23,375
Unearned revenue	17,365	-	6,964	-	24,329
Deferred income taxes, net	-	-	1,927	-	1,927
Short-term intercompany advances	5,001	2,704	5,395	(13,100)	-
Total current liabilities	128,629	15,641	308,389	(28,238)	424,421

Long-term debt	1,140,998	-	-	-	1,140,998
Warranty	11,228	317	3,335	-	14,880
Pension plan benefits	(1)	-	55,811	-	55,810
Intercompany notes payable	1,190	4,635	1,702,534	(1,708,359)	-
Deferred income taxes, net	-	10,615	92,105	-	102,720
Other obligations	18,228	2,389	38,126	-	58,743
Total liabilities	1,300,272	33,597	2,200,300	(1,736,597)	1,797,572

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	992,184	246,982	(47,520)	(199,462)	992,184
Accumulated other comprehensive income(loss), net	34,093	1,930	(11,416)	9,486	34,093
Retained earnings (accumulated deficit)	50,291	(6,461)	(131,624)	138,085	50,291
Cumulative effect of change in accounting principle	(17,792)	-	-	-	(17,792)
Total shareholders' equity	1,058,776	242,451	(190,560)	(51,891)	1,058,776
Total liabilities and shareholders' equity	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

Table of Content

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(7,402)	$(2,775)	$(48,013)	$50,788	$(7,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,253	-	78,559	-	113,812
Stock-based compensation	13,467	-	-	-	13,467
Amortization of prepaid debt fees	6,384	-	-	-	6,384
Amortization of convertible debt discount	7,262	-	-	-	7,262
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(37,015)	-	(14,326)	-	(51,341)
Equity in losses of guarantor and non-guarantor subsidiaries, net	45,322	5,466		(50,788)	-
Other, net	1,552	-	216	-	1,768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,280	(839)	(2,833)	-	11,608
Inventories	(1,130)	-	(3,081)	-	(4,211)
Accounts payables, other current liabilities, and taxes payable	(3,376)	153	750	-	(2,473)
Wages and benefits payable	(7,973)	(78)	(2,353)	-	(10,404)
Unearned revenue	10,773	338	(1,839)	-	9,272
Warranty	(2,852)	-	(2,883)	-	(5,735)
Intercompany transactions, net	1,005	1,219	(2,224)	-	-
Other, net	(9,010)	63	4,067	-	(4,880)
Net cash provided by operating activities	77,500	3,547	6,040	-	87,087

Investing activities
Acquisitions of property, plant, and equipment	(16,946)	(346)	(20,731)	-	(38,023)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	-	-	-	(1,317)
Current intercompany notes, net	(20,661)	-	1,217	19,444	-
Long-term intercompany notes receivable, net	3,660	(3,850)	1,135	(945)	-
Other, net	706	974	2,421	-	4,101
Net cash used in investing activities	(34,558)	(3,222)	(15,958)	18,499	(35,239)

Financing activities
Payments on debt	(236,495)	-	-	-	(236,495)
Issuance of common stock	165,235	-	-	-	165,235
Current intercompany notes, net	(1,254)	-	20,698	(19,444)	-
Long-term intercompany notes payable, net	(785)	-	(160)	945	-
Prepaid debt fees	(3,936)	-	-	-	(3,936)
Other, net	-	-	(1,309)	-	(1,309)
Net cash (used in) provided by financing activities	(77,235)	-	19,229	(18,499)	(76,505)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	4,988	-	4,988
Increase (decrease) in cash and cash equivalents	(34,293)	325	14,299	-	(19,669)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-
Cash and cash equivalents at end of period	$36,051	$565	$88,105	$-	$124,721

Non-cash transactions:
Fixed assets purchased but not yet paid	$1,265	$346	$3,881	$-	$5,492
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984
Contingent consideration payable for previous acquisitions	2,000	-	-	-	2,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$539	$-	$18,769	$-	$19,308
Interest, net of amounts capitalized	43,199	115	(107)	-	43,207

Table of Content

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$17,642	$3,769	$(34,438)	$30,669	$17,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,551	1,658	101,086	-	133,295
Stock-based compensation	12,560	-	-	-	12,560
Amortization of prepaid debt fees	7,665	-	-	-	7,665
Amortization of convertible debt discount	9,995	-	-	-	9,995
Deferred income taxes, net	(2,350)	(3,023)	(25,984)	-	(31,357)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	31,203	(534)	-	(30,669)	-
Other, net	595	46	(405)	-	236
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,368	(2,150)	(5,384)	-	1,834
Inventories	(729)	(943)	(17,428)	-	(19,100)
Accounts payables, other current liabilities, and taxes payable	3,019	1,868	10,486	-	15,373
Wages and benefits payable	12,837	505	2,207	-	15,549
Unearned revenue	5,480	271	(412)	-	5,339
Warranty	1,884	22	(1,803)	-	103
Intercompany transactions, net	(1,759)	5,209	(3,450)	-	-
Other, net	(2,392)	(246)	(10,272)	-	(12,910)
Net cash provided by operating activities	135,569	6,452	14,203	-	156,224

Investing activities
Acquisitions of property, plant, and equipment	(22,439)	(1,434)	(17,549)	-	(41,422)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(95)	-	-	-	(95)
Current intercompany notes, net	4,197	7,806	7,806	(19,809)	-
Long-term intercompany notes receivable, net	(1,232)	3,282	6,008	(8,058)	-
Other, net	(10,808)	1,721	10,467	-	1,380
Net cash (used in) provided by investing activities	(30,377)	11,375	6,732	(27,867)	(40,137)

Financing activities
Payments on debt	(384,426)	-	-	-	(384,426)
Issuance of common stock	323,424	-	-	-	323,424
Prepaid debt fees	(207)	-	-	-	(207)
Cash received from parent	-	-	(4,197)	4,197	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	(75)	(5,933)	(2,050)	8,058	-
Other, net	(44)	-	-	-	(44)
Net cash used in financing activities	(69,134)	(13,739)	(6,247)	27,867	(61,253)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	569	-	569
Increase in cash and cash equivalents	36,058	4,088	15,257	-	55,403
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$63,995	$5,752	$77,644	$-	$147,391

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,989	$160	$2,133	$-	$5,282
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$137	$-	$16,562	$-	$16,699
Interest, net of amounts capitalized	57,668	-	527	-	58,195

Table of Content

Note 16:    Subsequent Events

We have evaluated subsequent events through November 2, 2009, the date of issuance of our condensed consolidated financial statements.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) competition, 4) changes in estimated liabilities for product warranties and/or litigation, 5) our dependence on customers’ acceptance of new product and their performance, 6) changes in domestic and international laws and regulations, 7) future business combinations, 8) changes in estimates for stock-based compensation or pension costs, 9) changes in foreign currency exchange rates, 10) international business risks, 11) our own and our customers’ or suppliers’ access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, see “Risk Factors” within Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, and Item 1A included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 5, 2009.

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

With the current economic environment and foreign exchange rate volatility, we considered it prudent to strengthen our financial position. As a result, during the nine months ended September 30, 2009, we reduced our borrowings by $357 million, issued $289 million in common stock, and amended our credit facility to reduce our current and future covenant requirements.

Twelve-month backlog was $749 million at September 30, 2009, compared with $436 million at September 30, 2008.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except gross margin)			(in millions, except gross margin)
Revenues	$408.4	$484.8	(16%)	$1,210.6	$1,477.2	(18%)
Gross Profit	$129.5	$162.9	(21%)	$392.2	$501.7	(22%)
Gross Margin	32%	34%		32%	34%

Table of Content
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenues by region
Europe	$203.9	$233.0	$610.9	$722.4
United States and Canada	132.1	161.3	402.8	488.3
Other	72.4	90.5	196.9	266.5
Total revenues	$408.4	$484.8	$1,210.6	$1,477.2

Revenues
Revenues decreased 16% and 18% for the three and nine months ended September 30, 2009, compared with the same periods in 2008, or $76.4 million and $266.6 million, respectively. A strengthening U.S. dollar against most foreign currencies accounted for 32% and 50% of the decrease in revenues for each of the respective periods. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the three and nine months ended September 30, 2009 and 2008. Our 10 largest customers accounted for approximately 16% and 12% of total revenues for the three and nine months ended September 30, 2009, and 16% of total revenues for each of the same periods in 2008.

Gross Margins
Gross margin was 32% for the three and nine months ended September 30, 2009, compared with 34% during the same periods in 2008. The decrease in gross margin for the three and nine months ended September 30, 2009 was primarily due to a decline in Itron North America’s gross margins. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary
Meters are sold with and without advanced functionality (AMR/AMI/smart metering). In addition, smart meter modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and AMR/AMI modules are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total meters (with and without AMR/AMI)	(units in thousands)
Itron North America
Electricity	740	1,250	2,340	3,870
Gas	90	100	260	290
Itron International
Electricity	1,890	2,060	5,670	5,760
Gas	1,160	1,490	3,880	4,040
Water	1,960	2,090	6,540	7,080
Total meters with and without AMR/AMI	5,840	6,990	18,690	21,040

Additional meter information (Total Company)
Meters with AMR	670	1,150	2,200	3,860
Meters with AMI	120	10	220	20
Standalone AMR/AMI modules	850	1,250	2,860	3,550
Meters with AMR/AMI and modules	1,640	2,410	5,280	7,430

Meters with other vendors' AMR/AMI	160	220	470	620

Table of Content

Operating Segment Results

For a description of our operating segments, see Note 14 of the condensed consolidated financial statements. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(millions)			(millions)
Segment Revenues
Itron North America	$137.4	$176.2	(22%)	$419.7	$528.0	(21%)
Itron International	271.0	308.6	(12%)	790.9	949.2	(17%)
Total revenues	$408.4	$484.8	(16%)	$1,210.6	$1,477.2	(18%)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$42.5	31%	$66.5	38%	$144.8	35%	$200.8	38%
Itron International	87.0	32%	96.4	31%	247.4	31%	300.9	32%
Total gross profit and margin	$129.5	32%	$162.9	34%	$392.2	32%	$501.7	34%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin

Segment Operating Income (Loss)
and Operating Margin	(millions)		(millions)		(millions)		(millions)
Itron North America	$(1.2)	(1%)	$17.9	10%	$12.5	3%	$56.3	11%
Itron International	17.3	6%	18.4	6%	40.0	5%	63.1	7%
Corporate unallocated	(7.1)		(11.0)		(22.8)		(30.6)
Total Company	$9.0	2%	$25.3	5%	$29.7	2%	$88.8	6%

Itron North America: Revenues decreased $38.8 million, or 22%, during the three months ended September 30, 2009, and $108.3 million, or 21%, during the nine months ended September 30, 2009, compared with the same periods in 2008. Revenues in 2008 included electricity meter and AMR module shipments in support of a number of AMR deployments. The lower 2009 revenues were primarily driven by the substantial completion of a number of AMR contracts in 2008 and fewer shipments of electricity meters and AMR modules. Utilities have delayed orders due to the current spending environment and the uncertainty surrounding the announcement and disbursement of stimulus funds.

Gross margin decreased seven percentage points and three percentage points for the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to shipments of our first generation AMI meters, which currently have higher costs, fewer AMR meter and AMR gas module shipments, and reduced overhead absorption resulting from lower overall production levels. Itron North America gross margins are expected to remain at lower levels until we have higher volume shipments of a cost reduced AMI meter.

No customer represented more than 10% of Itron North America operating segment revenues in the three and nine months ended September 30, 2009 and the three months ended September 30, 2008. One customer accounted for 11% of Itron North America operating segment revenues for the nine months ended September 30, 2008, respectively.

Itron North America operating expenses decreased $4.9 million, or 10%, for the three months ended September 30, 2009 and $12.2 million, or 8%, for the nine months ended September 30, 2009, compared with the same periods in 2009. Lower sales expenses and general and administrative expenses were the primary factors for the reduced expenses. Operating expenses as a percentage of revenues were 32% for the three and nine months ended September 30, 2009, compared with 28% for the same periods in 2008, as a result of lower revenues in 2009.

Table of Content

Itron International: Revenues decreased $37.6 million, or 12%, and $158.3 million, or 17%, for the three and nine months ended September 30, 2009, compared with the same periods in 2008. Excluding the effect of a strengthening U.S. dollar against most foreign currencies as compared with the prior period, revenues declined 4% and 3% for the respective periods as a result of softening demand in some markets due to financial and economic conditions.

Gross margin increased one percentage point for the three months ended September 30, 2009, compared with the same period last year, primarily as a result of lower material costs, such as copper alloys and electronic components. Gross margin decreased one percentage point for the nine months ended September 30, 2009, compared with the same period last year, primarily due to a change in product mix, which included increased service costs in South America, partially offset by lower material costs.

Business line revenues for Itron International were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Electricity	42%	40%	39%	40%
Gas	30%	32%	30%	30%
Water	28%	28%	31%	30%

No single customer represented more than 10% of Itron International operating segment revenues in the three and nine months ended September 30, 2009 and 2008.

Operating expenses for Itron International were $69.7 million and $78.0 million for the three months ended September 30, 2009 and 2008, or 26% and 25% of revenues for the respective periods. Operating expenses for the nine months ended September 30, 2009 and 2008 were $207.4 million and $237.8 million, or 26% and 25% of revenues for the respective periods. For the three months ended September 30, 2009, amortization of intangible assets decreased by $4.3 million, while the remaining decrease was the result of a stronger U.S. dollar as compared with the prior year. For the nine months ended September 30, 2009, a stronger U.S. dollar compared with the prior year and a $17.5 million decline in intangible asset amortization resulted in a decrease in operating expense of $40.6 million. The decrease was partially offset by slightly higher product development and other operating expenses.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased $3.9 million and $7.8 million in the three and nine months ended September 30, 2009, compared with the same periods last year, due to reductions in compensation expense and reduced consulting fees, primarily for Sarbanes-Oxley Act of 2002 compliance.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2009	$400	$1,577	$749
June 30, 2009	427	1,573	646
March 31, 2009	625	1,526	471
December 31, 2008	733	1,309	418
September 30, 2008	894	1,012	436

As we enter into AMI agreements to deploy our OpenWay® meter and communications system, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. At September 30, 2009, three of our four signed AMI contracts were included in bookings and backlog. Bookings for the first quarter of 2009 included $257 million related to the San Diego Gas & Electric AMI contract. During the fourth quarter of 2008, $334 million was booked related to the CenterPoint Energy AMI contract and during the third quarter of 2008, $470 million was booked related to the Southern California Edison AMI contract. A majority of the value of these AMI contracts are not included in 12-month backlog as these are multi-year contracts.

Table of Content

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(millions)		(millions)		(millions)		(millions)
Sales and marketing	$37.7	9%	$41.3	9%	$112.6	9%	$127.5	9%
Product development	31.1	8%	31.8	6%	93.0	8%	92.3	6%
General and administrative	26.6	7%	34.1	7%	84.1	7%	100.0	7%
Amortization of intangible assets	25.1	6%	30.4	6%	72.8	6%	93.1	6%
Total operating expenses	$120.5	30%	$137.6	28%	$362.5	30%	$412.9	28%

Operating expenses decreased 12% for the three and nine months ended September 30, 2009, compared with the same periods in 2008. The $17.1 million decrease in operating expenses for the three months ended September 30, 2009 was due to lower amortization of intangible assets of $5.3 million and approximately $4.3 million related to foreign exchange rate fluctuations, with the remaining decrease due to cost containment measures. For the nine months ended September 30, 2009, operating expenses decreased by $50.4 million as a result of lower amortization of intangible assets of $20.3 million and foreign exchange rate fluctuations of $23.7 million, with the remaining decrease due to cost containment measures. To partially mitigate the reduced revenues, we have implemented, and continue to perform a variety of measures to reduce operating expenses, including, but not limited to, constraining compensation increases and selective headcount reductions.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Interest income	$(45)	$1,962	$971	$4,846
Interest expense	(15,963)	(19,257)	(46,935)	(67,695)
Amortization of prepaid debt fees	(4,112)	(1,780)	(6,384)	(7,667)
Loss on extinguishment of debt, net	(2,460)	-	(12,800)	-
Other income (expense), net	(4,534)	(281)	(9,445)	(1,938)
Total other income (expense)	$(27,114)	$(19,356)	$(74,593)	$(72,454)

Interest income: Interest income decreased in the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to lower interest rates in 2009. Average cash and cash equivalent balances have not significantly fluctuated.

Interest expense: Interest expense decreased 17% and 31% in the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to the decline in the principal balance of our debt outstanding and a decline in the LIBOR interest rate during the first nine months of 2009. The decrease in interest expense was partially offset by an increase in the applicable margin on our term loans in the second quarter of 2009, from 1.75% to 3.50%, related to our term loan agreement amendment, compared with applicable margins of 2.0% to 1.75% during the nine months ended September 30, 2008. At September, 2009, inclusive of our interest rate swaps, 83% of our borrowings were at fixed rates. The average outstanding principal balance on our borrowings was $963.0 million and $986.4 million in the three and nine months ended September 30, 2009, compared with $1.2 billion and $1.4 billion for the same periods in 2008.

Amortization of prepaid debt fees: The increase in amortization of prepaid debt fees for the three months ended September 30, 2009, compared with the same period in 2008, was primarily due to the redemption of our 7.75% senior subordinated notes (subordinated notes) on July 17, 2009, which resulted in the write-off of $2.0 million in unamortized prepaid debt fees. Amortization of prepaid debt fees decreased 17% in the nine months ended September 30, 2009, compared with the same period in 2008, due to lower debt repayments. Debt repayments were $236.5 million for the nine months ended September 30, 2009, compared with $383.4 million for the nine months ended September 30, 2008. When debt is repaid early, the related portion of unamortized prepaid debt fees is written-off and included in interest expense.

Table of Content

Loss on extinguishment of debt: On July 17, 2009, we redeemed the $109.6 million remaining principal balance of our subordinated notes at 101.938% of the principal amount, which was $111.7 million. This redemption resulted in a $2.5 million loss on extinguishment of debt. During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the redemption of our subordinated notes and the induced conversion of a portion of our convertible notes, see Note 6 of the condensed consolidated financial statements.

Other income (expense), net: In the three and nine months ended September 30, 2009, other expenses, net, resulted primarily from net foreign currency losses due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency and $1.5 million in legal and advisory fees associated with the amendment to our credit facility. In the three and nine months ended September 30, 2008, other expenses, net, resulted primarily from net foreign currency losses due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Operating activities	$87.1	$156.2
Investing activities	(35.2)	(40.1)
Financing activities	(76.5)	(61.3)
Effect of exchange rates on cash and cash equivalents	4.9	0.6
Increase in cash and cash equivalents	$(19.7)	$55.4

Cash and cash equivalents was $124.7 million at September 30, 2009, compared with $144.4 million at December 31, 2008. The decrease was primarily due to lower operating results and higher repayments of borrowings in excess of net proceeds from public offerings of common stock.

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2009 was $69.1 million lower, compared with the same period in 2008, primarily due to lower earnings.

Investing activities

Net cash used in investing activities decreased 12% in the nine months ended September 30, 2009, compared with the same period in 2008, primarily due to delayed purchases of machinery and equipment. Payment of contingent consideration totaling $1.3 million in 2009 was related to our 2006 acquisitions of ELO Sistemas e Tecnologia Ltda and Quantum Consulting, Inc.

Financing activities

During the nine months ended September 30, 2009, we repaid $236.5 million in borrowings, compared with $384.4 million during the same period in 2008. On June 3, 2009, we completed a public offering of approximately 3.2 million shares of common stock for net proceeds of $160.4 million. In 2008, we completed a public offering of approximately 3.4 million shares of common stock resulting in net proceeds of $310.9 million. On July 17, 2009, we redeemed our 7.75% senior subordinated notes at 101.938% of the principal amount.

Cash generated from the exercise of stock-based awards was $5.0 million for the nine months ended September 30, 2009, compared with $12.4 million during the same period in 2008.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2009 was an increase of $4.9 million, compared with an increase of $569,000 for the same period in 2008.

Table of Content

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

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2009 and December 31, 2008 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

With the current economic environment and volatile foreign exchange rates, we considered it prudent to strengthen our financial position. In addition to our financing activities and non-cash transactions discussed above, in April 2009, we amended our credit facility to adjust our maximum leverage ratio and the minimum interest coverage ratio. The amendment also allows us to seek a $75 million increase to the $115 million multicurrency revolving line-of-credit without further amendment. The current lending participants may then choose to increase their level of participation or approve the participation of additional lenders. (The amendment was filed with the SEC on April 27, 2009 as Exhibit 4.1 to our Current Report on Form 8-K.) This option will provide further potential sources of liquidity to allow us to support the growth of our business. At September 30, 2009, there were no borrowings outstanding under the revolver, and $48.4 million was utilized by outstanding standby letters of credit, resulting in $66.6 million being available for additional borrowings.

Other Sources and Uses of Capital

For a description of our letters of credit and performance bonds, see Note 11 of the condensed consolidated financial statements. For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2009 contributions, see Note 8 of the condensed consolidated financial statements.

Our net deferred income tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $646,000 in U.S. federal and state taxes and approximately $26.9 million in local and foreign taxes in 2009. See Note 10 of the condensed consolidated financial statements for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Working capital, which represents current assets less current liabilities, was $299.4 million at September 30, 2009, compared with $293.3 million at December 31, 2008.

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

Table of Content

Critical Accounting Estimates

Revenue Recognition

The majority of our revenue arrangements involve multiple elements, which require us to determine the estimated fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other elements in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology if project costs can be estimated or the completed contract methodology if project costs cannot be reliably estimated. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance. Hardware and software post-sale maintenance support fees are recognized ratably over the performance period. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues relate primarily to professional services and software associated with our OpenWay contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Previously recorded unearned revenue and deferred costs are recognized when the applicable revenue recognition criteria are met. Deferred costs are recognized when the applicable revenue recognition criteria are met. See Note 1 of the condensed consolidated financial statements for unearned revenue and deferred costs outstanding at September 30, 2009 and December 31, 2008.

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

Inventories
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

Table of Content

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. Our 2008 annual goodwill impairment analysis did not result in an impairment charge as the fair value of each reporting unit exceeded its carrying value. The percentage by which the fair value of each reporting unit exceeded its carrying value and the amount of goodwill allocated to each reporting unit at October 1, 2008 was as follows:

	Goodwill	Fair Value Exceeded Carrying Value
	October 1, 2008
	(in millions)
Itron North America	$127.6	224%
Itron International - Electricity	377.8	29%
Itron International - Gas	402.9	16%
Itron International - Water	408.6	18%
	$1,316.9

Changes in market demand, the volatility and decline in the worldwide equity markets, and the decline in our market capitalization could negatively impact our annual goodwill impairment test, which could have a significant effect on our current and future results of operations and financial condition.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock issued pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. A substantial portion of our stock-based compensation cannot be expensed for tax purposes. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Table of Content

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. See Note 8 of the condensed consolidated financial statements for our expected contributions for the year.

Convertible Debt

ASC 470, which was originally issued as Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1), requires our convertible debt to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the issuance of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt.

Income Taxes
We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits (including research and development and foreign tax), and state income taxes. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences expected to be deductible in future years, will be recoverable.

We record valuation allowances to reduce deferred income tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factor is projected future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

We are subject to audit in multiple taxing jurisdictions in which we operate. These audits may involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and reserves for uncertain tax positions.

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

Derivative Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by FASB ASC 820-10-20, Fair Value Measurements. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. We have one counterparty to our derivatives, which is a major international financial institution, with whom we have a master netting agreement; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

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

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at September 30, 2009. As a result of our interest rate swaps at September 30, 2009, 83% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of September 30, 2009, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at September 30, 2009.

	2009	2010	2011	2012	2013	Beyond 2013	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$-	$-	$223.6	$-	$-	$-	$223.6
Interest rate	2.50%	2.50%	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$1.5	$6.1	$6.1	$6.1	$6.1	$275.3	$301.2
Average interest rate	4.01%	4.54%	5.02%	5.61%	6.05%	6.38%

Principal: Euro term loan	$1.2	$4.9	$4.9	$4.9	$4.9	$296.2	$317.0
Average interest rate	4.49%	4.79%	5.45%	5.89%	6.20%	6.46%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.68%	2.40%	2.13%
Average interest rate (Receive)	0.26%	0.78%	1.27%
Net/Spread	(2.42%)	(1.62%)	(0.86%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%	6.59%	6.59%
Average interest rate (Receive)	2.74%	3.03%	3.70%	4.14%
Net/Spread	(3.85%)	(3.56%)	(2.89%)	(2.45%)

(1)
The face value of our convertible notes is $223.6 million, while the carrying value is $205.8 million. (See Note 6 for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. Although we have no current plans to exercise our call option, we are amortizing the remaining $17.8 million discount on the liability component of the convertible notes over the next 21 months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement.

(2)
The one-year interest rate swaps are used to convert $200 million of our $301.2 million U.S. dollar term loan from a floating interest rate to a fixed interest rate (see Note 7 of the condensed consolidated financial statements).

(3)	The amortizing euro denominated interest rate swap is used to convert $280.4 million (€191.6 million) of our $317.0 million (€216.6 million) euro denominated variable rate term loan from a floating three-month Euro Interbank Offered Rate (EURIBOR), plus an additional margin, to a fixed rate of 6.59%, through December 31, 2012, plus an additional margin. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan. This variable-to-fixed interest rate swap is considered a highly effective cash flow hedge (see Note 7 of the condensed consolidated financial statements).

Based on a sensitivity analysis as of September 30, 2009, we estimate that if market interest rates average one percentage point higher in 2009 than in the table above, our earnings before income taxes in 2009 would not be materially impacted due to our interest rate swaps in place at September 30, 2009.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Table of Content

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies; therefore, we face exposure to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 66% and 68% for the three and nine months ended September 30, 2009, compared with 66% and 67% for the same periods in 2008.

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

We are also exposed to foreign exchange risk through our intercompany financing transactions. At each period end, foreign currency monetary assets and liabilities, including intercompany balances, are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain foreign currency balances of intercompany financing transactions. During the nine months ended September 30, 2009, the notional amount of our outstanding forward contracts ranged from less than $1 million to $44 million offsetting exposures from the euro, British pound, Czech koruna, and Hungarian forint.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Content

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

There were no material changes, as defined by Item 103 of Regulation S-K, during the third quarter of 2009.

Item 1A:    Risk Factors

There were no material changes to risk factors during the third quarter of 2009 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009, and Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 5, 2009.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Itron during the third quarter of 2009.

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2009 that was not reported.

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

ITRON, INC.

November 2, 2009	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer