Form 10-K
period 2009-12-31
ITRON INC /WA/
filed 2010-02-25
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
_____________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, no par value	NASDAQ Global Select Market
Preferred share purchase rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,201,140,741.

As of January 31, 2010, there were outstanding 40,166,339 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 4, 2010.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron” and the “Company” refer to Itron, Inc.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) competition, 4) changes in estimated liabilities for product warranties and/or litigation, 5) our dependence on customers’ acceptance of new product and their performance, 6) changes in domestic and international laws and regulations, 7) future business combinations, 8) changes in estimates for stock-based compensation and pension costs, 9) changes in foreign currency exchange rates and interest rates, 10) international business risks, 11) our own and our customers’ or suppliers’ access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K.

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

General

We provide a comprehensive portfolio of products and services to utilities for the energy and water markets throughout the world. We were incorporated in 1977 and introduced a handheld computer-based system used to collect meter reads and print on-site bills. Through innovation and acquisitions, we became the market leader in automated meter reading (AMR) systems and software knowledge applications that enabled our customers to analyze and manage meter-based data. In 2004, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering. Then, in 2007, we established a significant presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA (Actaris). Today, together with our subsidiary companies, we are one of the world’s leading providers of intelligent metering, data collection, and utility software solutions, having served utility customers for over 125 years.

Market Overview, Products, Systems, and Solutions

The market for managing the delivery and use of energy and water is dynamic and competitive. Increased demand for energy and water, coupled with increased scarcity of resources and environmental concerns, are causing regulatory bodies worldwide to establish strict climate policies and promote smart grid and intelligent metering initiatives. As a result, many electric, natural gas, and water utilities are transforming their operations.

We estimate there are approximately 2.7 billion meters currently installed worldwide, of which we estimate approximately 9% have been automated.

• 1.3 billion electricity meters	• 430 million gas meters	• 945 million water meters

Electric utilities are striving to reduce demand during peak hours in lieu of building additional generation capacity, while improving customer service. In addition, utilities are faced with a convergence of factors including environmental concerns, more stringent regulations and directives, and government funding and incentives. The smart grid provides utilities with the tools necessary to tackle these challenges as it consists of a multi-layered network that is an interactive platform on which technology allows utilities to better understand and control their energy usage and needs. Advanced metering infrastructures (AMI), consisting of hardware, software, communications, and meter data management, is the foundation of the smart grid. AMI uses two-way communication between utilities and their customers, which allows utilities to better manage energy usage and enables customers to become smarter about their energy consumption. Given AMI’s advanced technological capabilities, as compared with traditional metering, many major utilities are investing in AMI.

Natural gas utilities are also looking towards sustainability and conservation. In addition, natural gas has increasingly become a preferred choice for electricity generation and consumer consumption. Smart infrastructures, such as smart metering, are helping natural gas utilities meet sustainability and conservation requirements through two-way meter communications, accurate measurement, leak detection and flow control, customer relationship management, distribution asset optimization, and demand-side management.

Water conservation continues to be a worldwide concern. Population growth and water consumption are outpacing water resources across many parts of the world. This trend reflects the need for more sustainable management and use of water supplies. Water utilities and municipalities are committed to providing safe and adequate water supplies while facing diminishing resources and infrastructure challenges. Water utilities are focused on increasing the efficiency of water production and minimizing waste both in delivery and consumption. Upgrading infrastructures and deploying smart metering systems will help water utilities meet conservation requirements through accurate measurement, leak detection capabilities, and by allowing them to monitor water usage and time of use using two-way meter communications.

We operate under the Itron brand worldwide and sell solutions and provide expertise to electric, gas, and water utilities around the world. Our operating segments as of December 31, 2009 are Itron North America and Itron International.

Itron North America generates the majority of its revenue in the United States and Canada and offers intelligent meters and data collection and communication systems for electric, gas, and water utilities. Collection and communication systems include AMI/AMR systems and a host of utility software and services.

Itron International generates the majority of its revenue in Europe, and the balance primarily in South Africa, South America, and Asia/Pacific. Itron International offers a variety of electricity, gas, water, and heat meters, AMR and AMI systems, software, and services. Our Itron International operations are primarily the result of the acquisition of Actaris in the second quarter of 2007.

The following is a discussion of our operating segment markets and their major products and solutions. Refer to Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for specific segment results.

The Market
Itron North America
We estimate there are approximately 355 million meters currently installed in North America.

• 175 million electricity meters	• 80 million gas meters	• 100 million water meters

We estimate 47% of the total installed meters are read with automated technologies and about half of these automated meters are read with our technology.

Historically, AMR growth in the United States and Canada has primarily been driven by the need to reduce operational cost, including the reduction of labor costs, a strong focus on operating cash flow improvement from shorter read-to-pay cycles, and enhanced customer service in the form of increased billing accuracy and faster invoicing cycles.

The United States’ American Recovery and Reinvestment Act of 2009 (ARRA) provided grants and awards of $4.5 billion to utilities for investment in electricity delivery and energy reliability (smart grid), $16.8 billion for energy efficiency programs and tax incentives, and $6 billion for water infrastructure upgrades. The ARRA, combined with limited energy supplies and shrinking reserve margins, is increasing the interest in AMI and the devices that enable the smart grid and is expected to accelerate growth.

Itron International
We estimate there are approximately 2.3 billion meters currently installed outside of North America, of which 3% are read with automated technologies.

• 1.1 billion electricity meters	• 350 million gas meters	• 845 million water meters

Historically, the meter industry has been driven by new construction and the replacement of old meters. This combination of factors has resulted in annual growth rates ranging between 3% and 7%.

The European Commission has established a directive to cut greenhouse gas emissions by 20% compared with 1990 levels, produce 20% of its energy from renewable sources, and increase energy efficiency by 20% by 2020. The European Union (EU) Energy Package, which became effective September 2009, directs EU Member States to have 80% of their consumers using smart electric meters by 2020. This equates to the replacement of approximately 145 million electricity meters. With significant technological progress and encouragement from lawmakers and regulators, smart metering is expected to revolutionize energy management and grid reliability across the globe.

Our Products, Systems, and Solutions
Our solutions include:
•  Meters and AMI and AMR systems
•  Software for data collection, management, and analysis
•  Professional services

Meters and AMI and AMR systems:
Worldwide, we produce residential, commercial and industrial (C&I), and transmission and distribution (T&D) electricity, gas, and water meters; gas and water AMR modules; and a variety of data collection systems. The physical configuration and the different certification requirements of the meters represent the primary differentiator in each of the over 130 countries where we sell our products.

Smart metering solutions are available worldwide and have substantially more features and functions than AMR systems. Smart meters provide energy and water utilities demand side management, the ability to remotely connect and disconnect service to the meter, bi-directional metering, reverse flow metering, support for time of use and critical peak pricing, data logging, storage for interval data, and upgradeable firmware (software contained in the meters).

Our AMI, or smart metering, systems include OpenWay®, a standards-based, open-architecture system that provides two-way communication to residential and commercial electricity and gas meters. Our AMI software can be configured for load management, demand response, prepayment, and other capabilities. Each OpenWay electricity meter is equipped with a ZigBee® component (a low-power, short distance wireless standard), which enables the utility to communicate with and control in-home devices and can provide information to help consumers make more informed choices about energy consumption. The OpenWay system can utilize a variety of public communication platforms to transfer data, including GPRS (general packet radio services), Ethernet, telephone, BPL (broadband over power line), Wi-Fi, WiMax and others. For water utilities, we offer an advanced water leak detection system that uses patented acoustic technology analyzing vibration patterns in the distribution system. This technology helps utilities optimize water infrastructure and reduce waste.

For almost 20 years, we have offered AMR technology worldwide, which allows utilities to achieve greater operational efficiencies through reduced labor costs and more accurate reads. Our AMR systems include AMR meters or modules and a variety of data collection hardware and software, which enables utilities to cost effectively deploy AMR. AMR meters and modules transmit a variety of important information to the utility, such as consumption, tamper data, and other information. Several communication options are available, which are typically dependent on the country or region. In North America, information is transmitted via radio frequency (RF) to our handheld, mobile, or network data collection technology. In other parts of the world, telephone, RF, GSM (global System for Mobile communications), GPRS, PLC (power line carrier), and Ethernet devices may be utilized. Data collection systems manage the collection of meter data and provide the data to billing systems, data warehouses, Internet presentment, and knowledge applications.

Prepayment electricity and gas metering systems are widely used in the United Kingdom and South Africa. We are one of the largest prepayment meter suppliers in the world, offering one-way and two-way electricity prepayment systems, using smart key, keypad, and smart card communication technologies.

Meter Data Management and Knowledge Applications
Our meter data management software and knowledge application solutions provide utilities and large C&I end-users with support for data collection, complex data applications, data warehouses, and analytic and visualization tools.

Professional services
We offer professional services that help our customers implement, install, project-manage, operate, and maintain their AMR and AMI systems. We provide managed services to utilities in North America, the United Kingdom, and South Africa that allow them to outsource certain operations, such as meter reading services and prepayment program activities. In North America, our consulting and analysis services provide market research, load research, energy efficiency program evaluation and design, energy policy design, rate design, and regulatory support.

Operational Capabilities

Sales and Distribution
We use a combination of direct and indirect sales channels in both Itron North America and Itron International. A direct sales force is utilized for the largest electric, gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, representative agencies, partners, and meter manufacturer representatives. We offer our North America AMR/AMI technology to certain meter manufacturers who embed our technology into their meters. We also offer our European AMR/AMI technology and prepayment to certain meter and system providers, who embed our technology into their network data concentrators and routers.

No single customer represented more than 10% of total revenues for the three years ended December 31, 2009, 2008, and 2007. Our 10 largest customers in each of the years ended December 31, 2009, 2008, and 2007 accounted for approximately 17%, 15%, and 14%, of total revenues, respectively.

Manufacturing
We have manufacturing facilities throughout the world. Our Itron North America operating segment has manufacturing facilities located in Minnesota, South Carolina, and Kentucky. Our Itron International operating segment has 30 manufacturing facilities, the largest of which are located in France, Germany, and the United Kingdom.  Refer to Item 2: “Properties”, included in this Annual Report on Form 10-K for a listing of the number of factories and offices we own and lease by region. Contract manufacturers are used for certain low volume products including handheld and mobile collection devices and peripheral equipment.

Our products require a wide variety of components and materials. Although we have multiple sources of supply for most of our material requirements, certain components and raw materials are supplied by sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. In most instances, multiple vendors of raw materials and components are screened during a qualification process to ensure that there will be no interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or due to price fluctuations related to the nature of the raw materials, such as electrical components, plastics, copper, and brass, which are used in varying amounts in our meter products.  Refer to Item 1A: “Risk Factors”, included in this Annual Report on Form 10-K, for further discussion related to risks.

Product Development
Our product development is focused on both improving existing technology and developing next-generation technology for electricity, gas, water, and heat meters, data collection, communications technologies, data warehousing, and software knowledge applications. We spent approximately $122 million, $121 million, and $95 million on product development in 2009, 2008, and 2007, respectively.

Marketing
Our marketing efforts focus on brand recognition and go-to-market strategies to promote product solutions. We use an integrated approach that includes participation in industry trade shows and web-based seminars and the preparation and distribution of various publications, including brochures, published papers, case studies, print advertising, direct mail, and newsletters. In addition, we direct customers to our global website (www.itron.com), which provides information on all of our products and solutions.

We maintain communications with our customers through our direct and indirect sales channels, integrated and targeted marketing campaigns, market surveys, market trend research, and at our annual users’ conferences.

Workforce
At December 31, 2009, we had approximately 9,000 people in our workforce, including permanent and temporary employees and contractors. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

We provide a broad portfolio of products, systems, and services to customers in the utility industry and have a large number of competitors who offer similar products, systems, and services. In recent years, the market has experienced an increase in acquisitions and alliances. We believe that our competitive advantage is based on our ability to provide complete end-to-end integrated solutions, our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and systems. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Our primary competitors include the following:

• Badger Meter, Inc.	• Emerson Electric Co.	• Roper Industries, Inc.
• Cooper Industries, Ltd.	• eMeter Corporation	• Schneider Electric SA
• Dandong Visionseal Co., Ltd.	• ESCO Technologies Inc.	• Sensus
• Datamatic, Ltd.	• General Electric Company	• Silver Spring Networks
• Diehl Metering	• Holley Group Co., Ltd.	• Shanghai Fiorentini Gas
• Dresser, Inc.	• Iskraemeco, D.D.	Equipment Co., Ltd.
• Echelon Corporation	• Landis+Gyr Holdings AG	• Trilliant Incorporated
• Elster Group S.E.	• Oracle Corporation	• Telvent GIT, S.A.

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

Information on bookings and backlog is summarized as follows:

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2009	$1,849	$1,488	$807
December 31, 2008	2,543	1,309	418
December 31, 2007	1,419	659	501

When we sign AMI agreements to deploy our OpenWay meter and communications system, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. At December 31, 2009, three large AMI contracts were included in bookings and backlog. Annual bookings for 2009 included $257 million related to the San Diego Gas & Electric AMI contract. Annual bookings for 2008 reflected $334 million related to the CenterPoint Energy AMI contract and $470 million related to the Southern California Edison AMI contract.

Other Business Considerations

Intellectual Property
We own 180 U.S. patents and 636 international patents. We have on file 110 U.S. patent applications and 343 international patent applications. These patents cover a range of technologies, the more important of which relate to metering, portable handheld computers, water leak detection, and AMR and AMI related technologies.

We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many foreign countries. Itron North America’s registered trademarks include, but are not limited to, ITRON®, “KNOWLEDGE TO SHAPE YOUR FUTURE®”, CENTRON®, MV-90®, MV-90®xi, ENDPOINT-LINK®, ERT®, EEM SUITE®, OPENWAY®, QUANTUM® Q1000, SENTINEL® and SERVICE-LINK®. Itron North America’s unregistered trademarks include, but are not limited, to CHOICECONNECT™, ITRON ENTERPRISE EDITION™, LD-PRO™, METRIXND™, MLOG™, SREAD™ and UNILOG™. Itron International’s registered trademarks include, but are not limited to, ACTARIS®, AQUADIS®, CYBLE®, FLOSTAR®, WOLTEX®, FLODIS®, ECHO®, EVERBLU®, GALLUS®, RF1®, DELTA®, FLUXI®, CORUS®, ACE®, SL7000®, and PULSADIS®.

Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and in the aggregate constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors. We are not a party to any material intellectual property litigation.

Regulation and Allocation of Radio Frequencies
Certain of our products made for the U.S. market use RF that are regulated by the Federal Communications Commission (FCC) pursuant to the Communications Act of 1934, as amended. In general, a radio station license issued by the FCC is required to operate a radio transmitter. The FCC issues these licenses for a fixed term, and the licenses must be renewed periodically. Because of interference constraints, the FCC can generally issue only a limited number of radio station licenses for a particular frequency band in any one area.

Although radio licenses are generally required for radio stations, Part 15 of the FCC’s rules permits certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices cannot cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. Our AMR and AMI modules and AMR and AMI-equipped electronic residential electricity, gas, and water meters are typically Part 15 devices that transmit information back to handheld, mobile, or fixed network AMR reading devices pursuant to these rules.

The FCC has initiated a rulemaking proceeding in which it is considering adopting “spectrum etiquette” requirements for unlicensed Part 15 devices operating in the 902-928 MHz band, which many of our AMR and AMI systems utilize. Although the outcome of the proceeding is uncertain, we do not expect to have to make material changes to our equipment. Furthermore, the adoption of some of the proposals that have been made in the proceeding could reduce the potential for interference with our systems from other Part 15 devices.

The FCC has also adopted service rules governing the use of the 1427-1432 MHz band. We use this band with various devices in our network solutions. Among other things, the rules reserve parts of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with other users of the band. Although the FCC issues licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply, we believe we will continue to have access to sufficient spectrum in the 1429.5-1432 MHz band under favorable conditions.

Outside of the United States, certain of our products require the use of RF and are also subject to regulations in those jurisdictions where we have deployed such equipment. In some jurisdictions, radio station licensees are generally required to operate a radio transmitter and such licenses may be granted for a fixed term and must be periodically renewed. In other jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our AMR and AMI modules and AMR and AMI-equipped electronic residential electricity, gas, water, and heat meters typically are devices that transmit information back to handheld, mobile, or fixed network AMR and AMI reading devices in unlicensed bands pursuant to rules regulating such use. Generally, we use the unlicensed Industrial, Scientific, and Medical (ISM) bands with the various reading devices in our solutions. In Europe, we generally use the 433 MHz and 868 MHz bands. In the rest of the world, we use the 433 MHz and 2.4000-2.4835 GHz band. In either case, we believe we will continue to have access to sufficient spectrum under favorable conditions although the availability of unlicensed bands or radio station licenses for a particular frequency band in jurisdictions outside of the United States may be limited.

Environmental Regulations
In the ordinary course of our business we use metals, solvents, and similar materials that are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers and is processed by unaffiliated contractors or vendors. We have made a concerted effort to reduce or eliminate the use of mercury and other hazardous materials in our products. We believe we are in compliance with laws, rules, and regulations applicable to the storage, discharge, handling, emission, generation, manufacture, and disposal of, or exposure to, toxic or other hazardous substances in each of those jurisdictions in which we operate.

Incorporation
We were incorporated in the state of Washington in 1977.

MANAGEMENT

Set forth below are the names, ages, and titles of our executive officers as of February 24, 2010.

Name	Age	Position

Malcolm Unsworth	60	President and Chief Executive Officer
Steven M. Helmbrecht	47	Sr. Vice President and Chief Financial Officer
John W. Holleran	55	Sr. Vice President, General Counsel and Corporate Secretary
Philip C. Mezey	50	Sr. Vice President and Chief Operating Officer - Itron North America
Marcel Regnier	52	Sr. Vice President and Chief Operating Officer - Itron International
Jared P. Serff	42	Vice President, Competitive Resources

Malcolm Unsworth is President and Chief Executive Officer, and a member of our Board of Directors. Mr. Unsworth joined Itron in July 2004 as Sr. Vice President, Hardware Solutions, upon our acquisition of Schlumberger’s electricity metering business. In 2007, following our acquisition of Actaris (now known as Itron International), he was promoted to Sr. Vice President and Chief Operating Officer – Itron International. Mr. Unsworth was appointed President and Chief Operating Officer of Itron in April 2008, and promoted to President and Chief Executive Officer effective March 2009. Mr. Unsworth was elected to the Board of Directors in December 2008.

Steve Helmbrecht is Sr. Vice President and Chief Financial Officer. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International, and was named Sr. Vice President and Chief Financial Officer in 2005. Previously, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation, acquired by Itron in 2002.

John Holleran is Sr. Vice President, General Counsel, and Corporate Secretary. Mr. Holleran joined Itron in January 2007. In 2006, Mr. Holleran was associated with Holleran Law Offices PLLC, and in 2005 was Executive Vice President, Administration, and Chief Legal Officer for Boise Cascade, LLC, the paper and forest products company resulting from the reorganization of Boise Cascade Corporation, in 2004. While with Boise Cascade Corporation, Mr. Holleran most recently served as Sr. Vice President, Human Resources, and General Counsel.

Philip Mezey is Sr. Vice President and Chief Operating Officer - Itron North America. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group with Itron’s acquisition of Silicon Energy Corp. Mr. Mezey was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005, Mr. Mezey became Sr. Vice President Software Solutions and was promoted to his current position in 2007.

Marcel Regnier is Sr. Vice President and Chief Operating Officer - Itron International. Mr. Regnier joined Itron in April 2007 as part of our acquisition of Actaris. Mr. Regnier served as Actaris’ Managing Director of its water and heat business unit from 2001, when Actaris was created as a result of the reorganization of Schlumberger’s operations, until April 2008, when he was promoted to his current position.

Jared Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004 as part of the Schlumberger acquisition. Mr. Serff spent six years with Schlumberger, the last four of which were as Director of Human Resources with Schlumberger’s electricity metering business where he was in charge of personnel for all locations in Canada, Mexico, France, Taiwan, and the United States.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors including economic downturns, slowdowns in new residential and commercial construction, customers access to capital at acceptable terms, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and rising interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable.

Sales cycles for standalone meter products (i.e., meters without AMR and AMI features) have typically been based on annual or bi-annual bid-based agreements. Customers place purchase orders against these agreements as their inventories decline, which can create fluctuations in our sales volumes.

Sales cycles for AMR and AMI projects are generally long and unpredictable due to several factors, including budgeting, purchasing, and regulatory approval processes that can take several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications, and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Section 1252 of the U.S. Energy Policy Act of 2005 requires electric utilities to consider offering their customers time-based rates. The Act also directs these utilities and state utility commissions to study and evaluate methods for implementing demand response, to shift consumption away from peak hours, and to improve power generation. In addition, during 2009, the American Recovery and Reinvestment Act allocated approximately $4.5 billion to the investment in electricity delivery and energy reliability (smart grid). These requirements could change the process and timing of evaluating and approving technology purchases, which could impact sales.

The European Union has issued the EU Energy Package, which includes directives and regulations intended to strengthen consumer rights and protection in the EU energy market. The EU’s 20-20-20 goals include a 20% increase in energy efficiency, a 20% reduction of CO2 emissions compared with 1990 levels, and produce 20% of its energy from renewable energy by 2020. The package requires EU Member States to ensure the implementation of intelligent metering systems and outlines deployment by 2022, with 80% of consumers equipped with smart metering systems by 2020. While we believe these initiatives will provide opportunities for sales of our products, the pace at which these markets will grow is unknown due to the timing of legislation, regulatory approvals related to the deployment of new technology, capital budgets of the utilities, and purchasing decisions by our customers.

Our quarterly results may fluctuate substantially due to several factors.

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including:

• size and timing of significant customer orders	• changes in accounting standards or practices
• the gain or loss of significant customers	• changes in existing taxation rules or practices
• required product developments to maintain our	• shifts in product or sales channel mix
competitive advantage	• foreign currency fluctuations
• the shortage or change in price of certain	• access to capital at acceptable terms
components or materials	• costs related to acquisitions
• increased competition and pricing pressure	• intangible asset amortization expenses
• changes in interest rates	• stock-based compensation
• litigation expense	• FCC or other governmental actions
• unexpected warranty liabilities	• changes in fair value of assets and liabilities
• restructuring charges	• general economic conditions affecting enterprise
spending for the utility industry

Our acquisitions of and investments in third parties have risks.

We have acquired nine companies since December 31, 2002, the two largest of which were our acquisition of Actaris for $1.7 billion in 2007 and the acquisition of Schlumberger’s electricity metering business for $256 million in 2004. We expect to complete additional acquisitions and investments in the future, both within and outside of the United States. There are no assurances, however, that we will be able to successfully identify suitable candidates or negotiate acceptable acquisition terms. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that such financing would be available at acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies, and products, lack of market acceptance of new services and technologies, difficulties in operating businesses in foreign legal jurisdictions, changes in the legal and regulatory environment, or a shift in industry dynamics that negatively impacts the forecasted demand for the new products. We may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business. Impairment of an investment or goodwill and intangible assets may also result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of U.S. generally accepted accounting principles (GAAP) defined control could result in significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective, or generate significant revenues, profits, or cash flows. During prior years, we have incurred impairments and write-offs of noncontrolling interest investments. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition.

Impairment of our intangible assets, long-lived assets, goodwill, or deferred tax assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, long-lived assets, goodwill, and deferred tax assets that are susceptible to valuation adjustments as a result of changes in various factors or conditions.

We assess impairment of amortizable intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

•	underperformance relative to projected future operating results;
•	changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	negative industry or economic trends;
•	decline in our stock price for a sustained period or decline in our market capitalization below net book value; and
•
changes in our organization or management reporting structure, which could result in additional reporting units, requiring greater aggregation or disaggregation in our analysis by reporting unit and potentially alternative methods/assumptions of estimating fair values.

We assess the potential impairment of goodwill each year as of October 1. We also assess the potential impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse changes in our operations or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period. Refer to Item 1: “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” included in this Annual Report on Form 10-K for additional information regarding the results of our October 1, 2009 goodwill impairment assessment.

The realization of our deferred tax assets is supported by projections of future profitability. We provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different from that expected, we may not be able to realize some or all of the tax benefit, which could have a material and adverse effect on our financial results and cash flows.

We are subject to international business uncertainties.

A substantial portion of our revenues is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer receivable collection periods than those commonly used in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing foreign operations, potential insolvency of international distributors, burdens of complying with different permitting standards, and a wide variety of foreign laws and obstacles to the repatriation of earnings and cash. Fluctuations in the value of international currencies may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs, and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies in the same manner as the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

We depend on our ability to develop new competitive products.

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, in order to keep pace with technological advances, changing customer requirements, international market acceptance, and other factors in the markets in which we sell our products. Product development will require continued investment in order to maintain our market position. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Oftentimes, new products require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner. Finally, we may not achieve market acceptance of our new products and services.

A significant portion of our revenue is generated with a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The 10 largest customers accounted for 17%, 15%, and 14% of revenues for 2009, 2008, and 2007, respectively. No single customer represented more than 10% of total Company revenues in those years. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues, or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on our financial and operating results. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

As we enter into agreements related to the deployment of AMI products and technology, the value of these contracts is substantially larger than contracts we have had with our customers in the past. These deployments last several years and may exceed the length of prior deployment agreements. The terms and conditions of these AMI agreements related to testing, contractual liabilities, warranties, performance, and indemnities can be substantially different than the terms and conditions associated with our previous contracts.

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition and experience. Some competitors may enter markets we serve and sell products at lower prices in order to grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales, and require us to invest additional funds in new technology development. We may also have to adjust the prices of some of our products to stay competitive. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

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

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. The inability to modify our products to meet such requirements, the possible delays in completing such modifications, and the cost of such modifications all could have a material adverse effect on our future business, financial condition, and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. We depend upon sufficient radio spectrum to be allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and may not be entitled to protection from interference by other users who operate in accordance with FCC rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. If the unlicensed frequencies become crowded to unacceptable levels, restrictive, or subject to changed rules governing their use, our business could be materially adversely affected.

We are also subject to regulatory requirements in jurisdictions outside of the United States. In those jurisdictions, licensees are generally required to operate a radio transmitter. Such licenses may be for a fixed term and may have to be periodically renewed. In some jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our AMR/AMI meters and modules transmit information to and from handheld, mobile, or fixed reading devices primarily in unlicensed bands pursuant to rules regulating such use. To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Further, in some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation or negotiation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or rebrand certain products or packaging, any of which could affect our business, financial condition, and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses at acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees, expenses, and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition, and results of operations.

If our products potentially infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may be unable to adequately protect our intellectual property.

While we believe that our patents and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated, or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries that do not protect such rights in the same manner as they do in the United States.

We may face product-failure exposure that exceeds our recorded liability.

We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. These warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor, and other costs we may incur to replace projected product failures. As a result, we may incur additional warranty and related expenses in the future with respect to new or established products.

Business interruptions could adversely affect our business.

Our worldwide operations could be subject to hurricanes, tornados, earthquakes, floods, fires, extreme weather conditions, medical epidemics or pandemics, or other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, and results of operations.

Our key manufacturing facilities are concentrated and in the event of a significant interruption in production at any of our manufacturing facilities, considerable expense, time, and effort could be required to establish alternative production lines to meet contractual obligations, which would have a material adverse effect on our business, financial condition, and results of operations.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We depend on certain key vendors.

Certain of our products, subassemblies, and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality, costs, and our vendors’ access to capital at acceptable terms. Any adverse change in the supply of, or price for, these components could adversely affect our business, financial condition, and results of operations. In addition, we depend on a small number of contract manufacturing vendors for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. Should any of these vendors become unable to perform up to their responsibilities, our operations could be materially disrupted.

We rely on information technology systems

We are dependent on information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could materially and adversely affect our business, financial condition, and results of operations.

We are subject to regulatory compliance.

We are subject to various governmental regulations in all of the jurisdictions in which we conduct business. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions, which could materially and adversely affect our business, financial condition, and results of operations.

Changes in environmental regulations, violations of the regulations, or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

Our business and our facilities are subject to a number of laws, regulations, and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, and exposure to toxic or other hazardous substances, and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal, or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at, or in relation to, the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions, which could materially and adversely affect our business, financial condition, and results of operations. There can be no assurance that a claim, investigation, or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

Our credit facility and the indenture related to our convertible senior subordinated notes limit our ability and the ability of most of our subsidiaries to take certain actions.

Our credit facility and convertible notes place restrictions on our ability and the ability of most of our subsidiaries to, among other things:

•	incur more debt;
•	pay dividends and make distributions;
•	make certain investments;
•	incur capital expenditures above a set limit;
•	redeem or repurchase capital stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale lease-back transactions;
•	merge or consolidate; and
•	transfer or sell assets.

Our credit facility contains other customary covenants, including the requirement to meet specified financial ratios. Our ability to borrow under our credit facility will depend on the satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants. Our failure to comply with obligations under our borrowing arrangements may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of required payments against such indebtedness. We cannot be certain we will be able to remedy any such defaults. If our required payments are accelerated, we cannot be certain that we will have sufficient funds available to pay the indebtedness or that we will have the ability to raise sufficient capital to replace the indebtedness on terms favorable to us or at all. In addition, in the case of an event of default under our secured indebtedness such as our credit facility, the lenders may be permitted to foreclose on our assets securing that indebtedness.

Our credit facility is sensitive to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations.

Our ability to service our indebtedness is dependent on our ability to generate cash, which is influenced by many factors beyond our control.

Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures, and continue research and development will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control, including counterparty risks with banks and other financial institutions. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are potentially exposed to default risk on our interest rate swaps and our line of credit.

As of December 31, 2009, approximately 79% of our outstanding term loans were at fixed London Interbank Offered Rate (LIBOR) rates as a result of interest rate swaps. These interest rate swaps protect us against the risk of adverse fluctuations in the borrowing’s denominated LIBOR.

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

At December 31, 2009, we had outstanding standby letters of credit of $39.9 million issued under our credit facility’s $115 million multicurrency revolver, resulting in $75.1 million being available for additional borrowings. The lenders of our credit facility consist of several participating financial institutions. Our lenders may not be able to honor their line of credit commitment due to the loss of a participating financial institution or other circumstance, which could lead us to seek alternative financing and be unable to obtain acceptable terms. This could adversely impact our ability to fund some of our internal initiatives or future acquisitions.

We are exposed to counterparty risks with our third party depository institutions and insurance providers.

As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions has diminished, and this trend may continue. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and financial losses.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the realization of deferred tax assets, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

The following table lists the number of factories and sales and administration offices by region.

	Manufacturing, Assembly, Service, and Distribution		Sales, Administration, and Other
	Owned	Leased	Owned	Leased
North America	4	11	1	28
Europe	14	6	-	26
Asia/Pacific	2	7	-	20
Other (rest of world)	4	9	-	10
Total	24	33	1	84

Our factory locations consist of manufacturing, assembly, service, and distribution facilities. Our sales and administration offices may also include various product development operations. Itron North America facilities are located primarily in the United States, Canada, and Mexico, while Itron International’s facilities are in Europe, Asia/Pacific, and throughout the rest of the world. We own our headquarters facility, which is located in Liberty Lake, Washington. Our other principal properties are owned and in good condition, and we believe our current facilities will be sufficient to support our operations for the foreseeable future.

Our U.S. AMR standalone module operations are located in Waseca, Minnesota and our electricity meter operations are located in Oconee, South Carolina. Our international operations are more diversified. If any of our facilities are disrupted, our production capacity could be reduced, though most significantly in the United States.

ITEM 3:    LEGAL PROCEEDINGS

On December 18, 2009, we received a statement of claim in the matter of an arbitration between Cinclus Technology (Cinclus) and Itron Metering Solutions UK Ltd (Itron UK). The claim relates to an alleged defect in meters sold to Cinclus during 2007 for installation on a project Cinclus was managing for E.ON, a utility with customers in Sweden. On December 23, 2009, we received a statement of claim in the matter of an arbitration between Cinclus and Itron UK relating to an alleged defect in meters sold to Cinclus during 2007 - 2009 for installation on a project Cinclus was managing for Fortum, a utility with customers in Sweden. Both arbitrations have been filed with the Arbitration Institute of the Stockholm Chamber of Commerce. In both arbitrations, Cinclus claims the meters provided by Itron UK fail to meet specifications because in certain environments the meters are affected by external events, which impairs the meter’s capability to measure energy accurately. Cinclus asserts that all meters must be replaced at Itron UK’s cost and expense, including the cost of field work to replace the meters, plus other losses and damages to be specified at a later date. Itron UK has denied all of the allegations and will defend these claims. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on Itron’s results of operations for the period in which such a loss is recognized.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron, Inc. during the fourth quarter of 2009.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2009 and 2008 as reported by the NASDAQ Global Select Market.

	2009		2008
	High	Low	High	Low
First Quarter	$66.66	$40.10	$100.00	$70.48
Second Quarter	$62.19	$42.77	$106.25	$88.77
Third Quarter	$67.89	$50.15	$105.99	$84.71
Fourth Quarter	$69.49	$54.92	$90.10	$34.25

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of the NASDAQ Composite Index and our peer group of companies used for the year ended December 31, 2009.

The above presentation assumes $100 invested on December 31, 2004 in the common stock of Itron, Inc., the NASDAQ Composite Index, and the peer group, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Our peer group consists of global companies that are either direct competitors or have similar industry and business operating characteristics. Our peer group includes the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., ESCO Technologies Inc., Mueller Water Products, LLC, National Instruments Corporation, and Roper Industries, Inc.

Holders

At January 31, 2010, there were 309 holders of record of our common stock.

Dividends

Since the inception of the Company, we have not declared or paid cash dividends. In addition, our credit facility dated April 18, 2007 prohibits the declaration or payment of a cash dividend as long as this facility is in place. Upon repayment of our borrowings, we intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

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

	Year Ended December 31,
	2009	2008 (3)	2007 (1) (3)	2006 (3)	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$1,687,447	$1,909,613	$1,464,048	$644,042	$552,690
Cost of revenues	1,149,991	1,262,756	976,761	376,600	319,069
Gross profit	537,456	646,857	487,287	267,442	233,621
Operating income	45,027	109,822	46,473	61,743	46,238
Net income (loss)	(2,249)	19,811	(22,851)	33,759	33,061
Earnings (loss) per common share-Basic	$(0.06)	$0.60	$(0.77)	$1.33	$1.41
Earnings (loss) per common share-Diluted	$(0.06)	$0.57	$(0.77)	$1.28	$1.33
Weighted average common shares outstanding-Basic	38,539	33,096	29,584	25,414	23,394
Weighted average common shares outstanding-Diluted	38,539	34,951	29,584	26,283	24,777

Consolidated Balance Sheet Data
Working capital (2)	$282,532	$293,296	$249,579	$492,861	$116,079
Total assets	2,854,621	2,856,348	3,030,457	988,522	598,884
Total debt	781,764	1,151,767	1,538,799	469,324	166,929
Shareholders' equity	1,400,514	1,058,776	790,435	390,982	317,534

Other Financial Data
Cash provided by operating activities	$140,787	$193,146	$133,327	$94,773	$79,617
Cash used in investing activities	(53,994)	(67,075)	(1,714,416)	(85,499)	(30,571)
Cash (used in) provided by financing activities	(114,121)	(63,376)	1,310,360	318,493	(27,032)
Capital expenditures	(52,906)	(63,430)	(40,602)	(31,739)	(31,973)

(1)
On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris). The Consolidated Statement of Operations for the year ended December 31, 2007 includes the operating activities of the Actaris acquisition from April 18, 2007 through December 31, 2007.

(2)	Working capital represents current assets less current liabilities.
(3)
On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1) relating to our convertible senior subordinate notes issued in August 2006. (The guidance in FSP 14-1 is now embedded within Accounting Standards CodificationTM (ASC) 470-20). We used the SEC staff’s Alternative A transition election for presenting prior financial information, and therefore the financial information as of and for the year ended December 31, 2006 has not been adjusted and is not comparable to the financial information as of and for the years ended December 31, 2009, 2008, and 2007. Refer to Item 8: "Financial Statements and Supplementary Data Note 1: Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K for a discussion of the effects of the implementation of FSP 14-1.

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

Overview

Our 2009 financial results have been negatively impacted by a number of factors including the economic downturn, foreign exchange rate volatility, and delayed purchases by some utilities due to uncertainty related to a shift in technology choices from automated meter reading (AMR) to advanced metering infrastructure (AMI) systems and customers awaiting approval of projects that may qualify for stimulus funding through the United States’ American Recovery and Reinvestment Act of 2009.

With the current economic environment and foreign exchange rate volatility, we took steps to strengthen our financial position. During 2009, we reduced our borrowings by $383.6 million, issued $290.0 million in common stock, and amended our credit facility to reduce our current and future covenant requirements.

Twelve-month backlog was $807 million at December 31, 2009, compared with $418 million at December 31, 2008.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(in millions)		(in millions)		(in millions)
Revenues	$1,687.4	(12%)	$1,909.6	30%	$1,464.0
Gross Profit	537.5	(17%)	646.9	33%	487.3
Gross Margin	32%		34%		33%

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues by region
Europe	$806.5	$916.3	$623.6
United States and Canada	606.5	648.0	596.6
Other	274.4	345.3	243.8
Total revenues	$1,687.4	$1,909.6	$1,464.0

Revenues
Revenues decreased 12%, or $222.2 million, in 2009, compared with 2008. A strengthening U.S. dollar against most foreign currencies accounted for 46% of the decrease in revenues. Revenue growth in 2008, compared with 2007, was primarily due to the Actaris acquisition in the second quarter of 2007. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2009, 2008, and 2007. Our 10 largest customers accounted for approximately 17%, 15%, and 14% of total revenues in 2009, 2008, and 2007.

Gross Margins
Gross margin was 32% in 2009, compared with 34% and 33% in 2008 and 2007, respectively. Approximately two-thirds of the decline in gross margins was attributable to the Itron North America operations and  one-third was attributable to the Itron International operations. During 2007, business combination accounting rules required the valuation of Actaris inventory on hand at the acquisition date to equal the sales price, less costs to complete and a reasonable profit allowance for selling effort. Accordingly, the historical cost of inventory acquired as part of the Actaris acquisition was increased by $16.0 million, which lowered the 2007 total company gross margin by one percentage point. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary
Meters are sold with and without advanced functionality. In addition, smart meter modules (AMR/AMI) can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and AMR/AMI module shipments are as follows:

	Year Ended December 31,
	2009	2008	2007
Total meters (with and without AMR/AMI)	(units in thousands)
Itron North America
Electricity	3,480	4,800	5,075
Gas	350	390	210

Itron International
Electricity	7,790	7,840	5,400
Gas	4,980	5,400	3,100
Water	8,430	9,170	6,340
Total meters with and without AMR/AMI	25,030	27,600	20,125

Additional meter information (Total Company)
Meters with AMR	3,110	4,690	3,600
Meters with AMI	710	20	-
Standalone AMR/AMI modules	3,830	4,890	4,675
Meters with AMR/AMI and modules	7,650	9,600	8,275

Meters with other vendors' AMR/AMI	630	840	925

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 15: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(in millions)		(in millions)		(in millions)
Segment Revenues
Itron North America	$615.8	(12%)	$696.7	9%	$637.4
Itron International	1,071.6	(12%)	1,212.9	47%	826.6
Total revenues	$1,687.4	(12%)	$1,909.6	30%	$1,464.0

	Year Ended December 31,
	2009		2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)
Itron North America	$211.8	34%	$263.9	38%	$257.5	40%
Itron International	325.7	30%	383.0	32%	229.8	28%
Total gross profit and margin	$537.5	32%	$646.9	34%	$487.3	33%

	Year Ended December 31,
	2009		2008		2007
Segment Operating Income (Loss)	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
and Operating Margin	(in millions)		(in millions)		(in millions)
Itron North America	$36.9	6%	$73.4	11%	$72.6	11%
Itron International	37.6	4%	74.1	6%	5.9	1%
Corporate unallocated	(29.5)		(37.7)		(32.0)
Total Company	$45.0	3%	$109.8	6%	$46.5	3%

Itron North America: Revenues decreased $80.9 million, or 12%, in 2009, compared with 2008. Revenues in 2008 included electricity meter and AMR module shipments in support of a number of AMR contracts that were substantially completed in 2008. During 2009, these revenues were lower as utilities delayed orders due to the current spending environment and the uncertainty surrounding the announcement and disbursement of stimulus funds. AMI revenues began increasing in the fourth quarter of 2009 and totaled $101.8 million for the year.

Revenues increased $59.3 million, or 9%, in 2008, compared with 2007, primarily due to increased sales for many of our products and services, with the largest increase in standalone AMR water and gas modules. Revenues in 2008 also included a full year of sales from our North America gas and water meters, which were part of the Actaris acquisition in 2007.

Gross margin decreased four percentage points in 2009, compared with 2008, primarily due to shipments of our first generation AMI meters, which currently have higher costs, fewer AMR meter and module shipments, and reduced overhead absorption resulting from lower overall production levels.

Gross margin decreased two percentage points in 2008, compared with 2007, primarily as a result of lower overhead absorption due to lower electricity meter volumes.

No customer represented more than 10% of Itron North America operating segment revenues in 2009, 2008, or 2007.

Itron North America operating expenses decreased $15.6 million, or 8%, in 2009, compared with 2008, primarily due to lower sales expense and reduced compensation associated with our 2009 suspension of bonus, profit sharing, and employee savings plan match. Operating expenses as a percentage of revenues were 28% for 2009 and 27% for 2008, as a result of lower revenues in 2009.

Operating expenses increased $5.6 million, or 3%, in 2008, compared with 2007. Higher product development, sales, and marketing were partially offset by reduced general and administrative expenses and amortization of intangible assets. Operating expenses as a percentage of revenues were 29% for 2007.

Itron International: Revenues decreased $141.3 million, or 12% in 2009, compared 2008. Excluding the effect of a strengthening U.S. dollar against most foreign currencies, as compared with the prior year, revenues declined 4% as a result of the completion of a smart metering/AMI project in 2008 and softening demand in some markets, such as Spain and the United Kingdom, which was due to financial and economic conditions.

Revenues for 2008 increased by $386.3 million due to a full year of results, whereas revenues for 2007 primarily included results of 8.5 months of operations from April 18, 2007, the date of the Actaris acquisition.

Gross margin decreased two percentage points in 2009, compared with 2008, primarily as a result of expenses for discontinuing certain product lines and streamlining our service operations in Brazil.

Gross margin for 2008 was four percentage points higher at 32%, compared with 28% in 2007. In 2007, gross margin was negatively impacted by a two percentage point reduction due to the revaluation of inventory on hand at the acquisition date in accordance with business combination accounting rules, which increased cost of sales. Gross margin was also favorably impacted in 2008 by product mix and lower indirect cost of sales.

Business line revenues for Itron International were as follows:

	Year Ended December 31,		April 18, 2007 through December 31,
	2009	2008	2007
Electricity	40%	40%	45%
Gas	30%	30%	28%
Water	30%	30%	27%

No single customer represented more than 10% of Itron International operating segment revenues in 2009, 2008, or 2007.

Operating expenses for Itron International were $288.1 million, or 27% of revenues, for 2009, compared with $308.9 million, or 25% of revenues, in 2008, and $223.9 million, or 27% of revenues, in 2007. In 2009, decreased operating expense consisted of lower amortization expense of $18.0 million and a $16.5 million decrease due to a stronger U.S. dollar, which was partially offset by an increase in product development and administrative expense.

Operating expenses in 2008 increased, compared with 2007, in all areas due to higher revenues, increased emphasis on product development, higher intangible asset amortization, administrative expenses, and foreign exchange fluctuations. Operating expenses for 2007 included results from the date of acquisition as well as $35.8 million of in-process research and development (IPR&D) costs recorded in accordance with business combination accounting rules.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased $8.2 million in 2009, compared with 2008, due primarily to reduced compensation expense associated with our 2009 suspension of bonus and profit sharing and reduced consulting fees primarily for Sarbanes-Oxley Act of 2002 compliance. Corporate unallocated expenses increased $5.7 million in 2008, compared with 2007, due to increased variable compensation and financial integration expenses. These expenses, as a percentage of total Company revenues, were 2% in 2009, 2008, and 2007.

Total Company

Operating Expenses
The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in millions)		(in millions)		(in millions)
Sales and marketing	$152.4	9%	$167.5	9%	$125.8	9%
Product development	122.3	7%	120.7	6%	94.9	6%
General and administrative	119.1	7%	128.5	7%	100.1	7%
Amortization of intangible assets	98.6	6%	120.3	6%	84.0	6%
In-process research and development	-	-	-	-	36.0	2%
Total operating expenses	$492.4	29%	$537.0	28%	$440.8	30%

Operating expenses decreased $44.6 million, or 8%, in 2009, compared with 2008, as a result of lower amortization of intangible assets of $21.7 million and foreign exchange rate fluctuations of $17.0 million, with the remaining decrease primarily due to cost containment measures. As a percentage of revenues, operating expenses have remained constant between 2008 and 2007, except for IPR&D, which was directly related to the Actaris acquisition. Amortization of intangible assets increased $36.3 million in 2008, compared with 2007, due to recording a full year of amortization related to the Actaris acquisition. General and administrative expenses in 2008 were impacted by increased compensation and financial integration expenses. In 2007, the acquisition of Actaris also resulted in $36 million of IPR&D expense, consisting primarily of next generation technology. These research and development projects were completed in 2008 and expensed as product development.

Other Income (Expense)
The following table shows the components of other income (expense):

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Interest income	$1,186	$5,970	$10,477
Interest expense	(62,053)	(85,260)	(87,409)
Amortization of debt placement fees	(8,258)	(8,917)	(13,526)
Loss on extinguishment of debt, net	(12,800)	-	-
Other income (expense), net	(9,176)	(3,033)	435
Total other income (expense)	$(91,101)	$(91,240)	$(90,023)

Interest income: Interest income decreased in 2009, compared with 2008, primarily due to lower interest rates in 2009, partially offset by an average cash balance that was approximately 15% higher than during 2008. The decrease in interest income in 2008, compared with 2007, was primarily the result of lower average cash and cash equivalent balances and short-term investments. The decrease in interest income in 2008 was also impacted by lower interest rates, compared with 2007.

Interest expense: Interest expense decreased 27% in 2009, compared with 2008, primarily due to the decline in the principal balance of our debt outstanding as well as the LIBOR interest rate. The weighted average debt balance outstanding during 2009 was $923.0 million, compared with $1.3 billion during 2008, representing a decline of 30%. The decrease in interest expense was partially offset by an increase in the applicable margin on our term loans related to our term loan agreement amendment, which went from 1.75% to 3.50% effective April 24, 2009, and subsequently increased to 3.75% in August 2009. At December 31, 2009, inclusive of our interest rate swaps, 79% of our term loans were at fixed LIBOR rates. Interest expense decreased 2% in 2008, compared with 2007 due to a reduction in our term loan’s applicable margin from 2% to 1.75% in August 2008 and lower market rates on the floating portion of our debt, partially offset by a full year of interest expense from the $1.2 billion credit facility used to finance the Actaris acquisition on April 18, 2007.

Amortization of prepaid debt fees: Amortization of prepaid debt fees decreased 7% during 2009, compared with 2008, due to lower debt repayments. Debt repayments were $275.8 million during 2009, compared with $388.4 million in 2008. When debt is repaid early, the related portion of unamortized prepaid debt fees is written-off and included in interest expense. Amortization of debt placement fees decreased in 2008, compared with 2007, due to the write-off of $6.6 million associated with our convertible notes in September 2007.

Loss on extinguishment of debt: During the second quarter of 2009, we redeemed the $109.6 million remaining principal balance of our senior subordinated notes at 101.938% of the principal amount, which was $111.7 million. This redemption resulted in a $2.5 million loss on extinguishment of debt.

During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the redemption of our subordinated notes and the induced conversion of a portion of our convertible notes,  refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K.

Other income (expense), net: In 2009, other expenses, net, resulted primarily from net foreign currency losses due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency and $1.5 million in legal and advisory fees associated with the amendment to our credit facility. In 2008, other expenses, net resulted primarily from net foreign currency losses due to balances denominated in a currency other than the reporting entity’s functional currency. In 2007, in addition to foreign currency fluctuations, other income, net included $3.0 million in unrealized gains on our euro denominated borrowings, which are now designated as a hedge of a net investment in foreign operations, with future foreign currency fluctuations recorded in other comprehensive income. Other income, net in 2007 also included $2.8 million in net realized gains from foreign currency hedge range forward contracts that were settled as part of the Actaris acquisition and a $1.0 million realized gain from an overnight euro rate change prior to the Actaris acquisition.

Income Tax Provision (Benefit)
Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, and changes in our valuation allowance.

Our tax benefit as a percentage of loss before tax was 95.1% for 2009. Our actual tax rate for 2009 was higher than the federal statutory rate due to a variety of factors, including: (1) lower effective tax rates on certain international earnings due to an election made under Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007; (2) benefit of foreign interest expense deductions; (3) tax planning and tax elections regarding the repatriation of foreign earnings and the associated foreign tax credits; (4) a decrease in pretax income in high tax jurisdictions for the year; and (5) a refund of taxes previously paid in foreign tax audits.

Our tax benefit as a percentage of income before tax was (6.6%) for 2008. Our actual tax rate for 2008 was lower than the federal statutory rate due to a variety of factors, including lower effective tax rates on certain international earnings due to an election made under Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

Our tax benefit as a percentage of loss before tax was 47.5% for 2007. Our actual tax rate for 2007 was higher than the federal statutory rate as a result of benefits from legislative tax rate reductions in Germany and the United Kingdom. The German Business Tax Reform 2008 was finalized on August 17, 2007, which reduced the German tax rate from approximately 39% to 30%. On July 19, 2007, the United Kingdom enacted the Finance Act of 2007, which lowered the main corporate tax rate from 30% to 28%. These benefits were offset by IPR&D, which was not tax deductible and increased our effective tax rate. The 2007 effective tax rate was also favorably impacted by lower effective tax rates on international earnings due to the Internal Revenue Code Section 338 election with respect to the Actaris acquisition.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred tax assets resulted primarily from acquisitions.

Our deferred tax assets at December 31, 2009 do not include the tax effect on $57.8 million of tax benefits from employee stock option exercises. Equity (common stock) will be increased by $22.2 million if and when such excess tax benefits reduce cash taxes payable.

Our cash income tax payments for 2009, 2008, and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
State income taxes paid	$0.6	$0.1	$1.1
Foreign and local income taxes paid	31.1	26.3	20.6
Total income taxes paid	$31.7	$26.4	$21.7

For 2009, 2008, and 2007, we had operating losses for federal income taxes purposes and did not pay significant cash taxes. Based on current projections, we expect to pay minimal U.S. federal and state taxes and approximately $22.0 million in foreign and local income taxes in 2010.

Refer to Item 8: “Financial Statements and Supplementary Data, Note 11: Income Taxes” included in this Annual Report on Form 10-K for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Operating activities	$140.8	$193.2	$133.3
Investing activities	(54.0)	(67.1)	(1,714.4)
Financing activities	(114.1)	(63.4)	1,310.4
Effect of exchange rates on cash and cash equivalents	4.8	(10.3)	1.3
Increase (decrease) in cash and cash equivalents	$(22.5)	$52.4	$(269.4)

Cash and cash equivalents was $121.9 million at December 31, 2009, compared with $144.4 million at December 31, 2008. The decrease was primarily due to lower operating results and higher repayments of borrowings in excess of net proceeds from public offerings of common stock. Cash and cash equivalents increased from $92.0 million at December 31, 2007 to $144.4 million at December 31, 2008. The increase in cash was the result of cash flows from operating results that included a full year of the Actaris acquisition operations and the $310.9 million stock offering in May 2008, partially offset by $388.4 million in debt repayments.

Operating activities:
Cash provided by operating activities for 2009 was $52.4 million lower, compared with 2008, primarily due to lower earnings and less non-cash expenses, such as depreciation and amortization. Cash provided by operating activities increased $59.9 million in 2008, compared with 2007. Operating results for 2008 included a full year of the Actaris acquisition operations and higher non-cash expenses, such as depreciation and amortization.

Investing activities:
Net cash used in investing activities decreased 20% in 2009, compared with 2008, primarily due to delayed purchases of machinery and equipment. Contingent consideration of $4.3 million was paid during 2009 to shareholders of three of our previous acquisitions for the achievement of certain earn-out thresholds. The acquisition of property, plant, and equipment increased $22.8 million in 2008, compared with 2007, consisting primarily of manufacturing equipment for production capacity expansion and our new AMI product line. Cash paid for the acquisition of Actaris in 2007 was approximately $1.7 billion. In 2007, $35.0 million in short-term investments matured with the proceeds used to partially fund the Actaris acquisition.

Financing activities:
During 2009, we repaid $275.8 million in borrowings, which included utilizing $160.4 million in net proceeds from a public offering of approximately 3.2 million shares of common stock. In 2008, we repaid $388.4 million in borrowings, which included $310.9 million in net proceeds from a public offering of approximately 3.4 million shares of common stock. In 2007, we financed the acquisition of Itron International with proceeds from a new credit facility and sale of common stock. Proceeds from the credit facility were $1.2 billion, partially offset by debt placement fees of $22.1 million. Net proceeds from the sale of common stock were $225.2 million in 2007.

Effect of exchange rates on cash and cash equivalents:
Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. The effect of exchange rates on cash balances held in foreign currency denominations was $4.8 million, $10.3 million, and $1.3 million in 2009, 2008, and 2007, respectively.

Non-cash transactions:
During 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock recorded at $123.4 million, in exchange for $107.8 million net carrying amount of the convertible notes and the reversal of deferred taxes of $5.8 million.  Refer to Item 8: “Financial Statements and Supplemental Data, Note 6: Debt” included in this Annual Report on Form 10-K for a further discussion associated with the exchange agreements and the derecognition requirement for induced conversions.

Off-balance sheet arrangements:
We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2009 and 2008 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2009, as well as an estimate of the timing in which these obligations are expected to be satisfied.

		Less than	1-3	3-5	Beyond
	Total	1 year	years	years	5 years
	(in thousands)
Credit facility (1)
USD denominated term loan	$344,469	$17,956	$39,535	$286,978	$-
EUR denominated term loan	354,281	18,298	39,857	296,126	-
Convertible senior subordinated notes (1) (2)	234,784	5,590	229,194	-	-
Operating lease obligations (3)	28,901	10,260	11,435	5,540	1,666
Purchase and service commitments (4)	252,163	251,716	447	-	-
Other long-term liabilities reflected on the balance
sheet under generally accepted accounting principles (5)	92,769	-	55,818	11,982	24,969
Total	$1,307,367	$303,820	$376,286	$600,626	$26,635

(1)
Borrowings are disclosed within Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K, with the addition of estimated interest expense, not including the amortization of prepaid debt fees and debt discount.

(2)
Our convertible notes have a stated due date of August 2026. We reflected the principal repayment in 2011 due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement.

(3)
Operating lease obligations are disclosed in Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated.

(4)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase direct materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2009 if the commitments were canceled.

(5)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts through 2019. Noncurrent unrecognized tax benefits totaling $42.6 million recorded in other long-term liabilities, which include interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities.

Liquidity, Sources and Uses of Capital:
Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

For a description of our credit facility, senior subordinated notes, and convertible senior subordinated notes, refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K.

With the current economic environment and volatile foreign exchange rates, we took steps to strengthen our financial position. In addition to our financing activities and non-cash transactions discussed above, in April 2009, we amended our credit facility to adjust our maximum leverage ratio and the minimum interest coverage ratio. The amendment also allows us to seek a $75 million increase to the $115 million multicurrency revolving line-of-credit without further amendment. The current lending participants may then choose to increase their level of participation or approve the participation of additional lenders. The revolver may also be increased beyond the $75 million with the approval of the majority of revolver banks, the issuing agents, the swingline lender, and the administrative agent. This option will provide further potential sources of liquidity to allow us to support the growth of our business. At December 31, 2009, there were no borrowings outstanding under the revolver, and $39.9 million was utilized by outstanding standby letters of credit, resulting in $75.1 million being available for additional borrowings.

Other Sources and Uses of Capital:
For a description of our letters of credit and performance bonds, refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K. For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2010 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

Working capital, which represents current assets less current liabilities, was $282.5 million at December 31, 2009, compared with $293.3 million at December 31, 2008.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations, and other factors described under Item 1A: “Risk Factors” included in this Annual Report on Form 10-K.

Contingencies

Refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues relate primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Refer to Item 8: “Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K for unearned revenue and deferred costs outstanding at December 31, 2009 and 2008.

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

Income Taxes
We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, and changes in our valuation allowance. Significant judgment is required in determining our actual tax rate and in evaluating our tax positions. Changes in tax laws and unanticipated tax liabilities could significantly impact our actual tax rate and profitability. We assess the likelihood of recovering our deferred tax assets, which include net operating loss and credit carryforwards and temporary differences expected to be deductible in future years.

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factor is projected future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

We are subject to audit in multiple taxing jurisdictions in which we operate. These audits may involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and reserves for uncertain tax positions.

In evaluating uncertain tax positions, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. We make assumptions and judgments about potential outcomes that lie outside management’s control. To the extent the tax authorities disagree with our conclusions and depending on the final resolution of those disagreements, our actual tax rate may be materially affected in the period of final settlement with the tax authorities.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. Our 2009 annual goodwill impairment analysis did not result in an impairment charge as the fair value of each reporting unit exceeded its carrying value. The percentage by which the fair value of each reporting unit exceeded its carrying value and the amount of goodwill allocated to each reporting unit at October 1, 2009 was as follows:

	October 1, 2009
	Goodwill	Fair Value Exceeded Carrying Value
	(in millions)
Itron North America	$187.9	85%
Itron International - Electricity	379.7	3%
Itron International - Gas	337.3	24%
Itron International - Water	419.0	4%
	$1,323.9

Changes in market demand, the volatility and decline in the worldwide equity markets, and the decline in our market capitalization could negatively impact our annual goodwill impairment test, which could have a significant effect on our current and future results of operations and financial condition.

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by Financial Accounting Standards Board (FASB) ASC 820-10-20, Fair Value Measurements. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income and are recognized in earnings when the hedged item affects earnings. If the derivative is a net investment hedge, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

Convertible Debt
Originally issued as FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1), ASC 470-20 requires our convertible notes to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which consist of 95% of our benefit obligation, we match the plans’ expected future benefit payments against select bonds (bonds with market values that exceed €500 million, have a maturity greater than one year with no special features, and have a spread between the bid and ask prices of less than 5% of the average bid and ask prices).The yield curve derived for the euro denominated plans was 5.5%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans as of December 31, 2009 was 5.6%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $75 million. The financial and actuarial assumptions used at December 31, 2009 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in other comprehensive income in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K for our expected contributions for 2010.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock issued pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. Our excess tax benefit cannot be credited to common stock until the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

New Accounting Pronouncements

Refer to Item 8: “Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies” included in this Annual Report on Form 10-K.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2009. Including the effect of our interest rate swaps at December 31, 2009, 85% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of December 31, 2009, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at December 31, 2009.

	2010	2011	2012	2013	2014	Beyond 2014	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$-	$223.6	$-	$-	$-	$-	$223.6
Interest rate	2.50%	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$6.1	$6.1	$6.1	$6.1	$260.3	$-	$284.7
Average interest rate	4.16%	4.73%	5.16%	5.79%	6.31%

Principal: Euro term loan	$4.8	$4.8	$4.8	$4.8	$269.7	$-	$288.9
Average interest rate	4.63%	5.00%	5.64%	6.00%	6.31%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.40%	2.13%
Average interest rate (Receive)	0.41%	0.98%
Net/Spread	(1.99%)	(1.15%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%	6.59%
Average interest rate (Receive)	2.88%	3.25%	3.89%
Net/Spread	(3.71%)	(3.34%)	(2.70%)

(1)
The face value of our convertible notes is $223.6 million, while the carrying value is $208.2 million. (Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. We are amortizing the remaining $15.4 million discount on the liability component of the convertible notes over the next 18 months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement.

(2)
The one-year interest rate swaps are used to convert $200 million of our $284.7 million U.S. dollar denominated variable rate term loan from a floating LIBOR interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities” included in this Annual Report on Form 10-K).

(3)
The amortizing euro denominated interest rate swap is used to convert $252.9 million (€175.8 million) of our $288.9 million (€200.8 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities” included in this Annual Report on Form 10-K).

Based on a sensitivity analysis as of December 31, 2009, we estimate that if market interest rates averaged one percentage point higher in 2010 than in the table above, our earnings before income taxes in 2010 would not be materially impacted due to our interest rate swaps in place at December 31, 2009.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies; therefore, we face exposure to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. International revenues were 64%, 66%, and 59% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

As a result of our acquisition of an international company, we entered into a euro denominated term loan in 2007, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income. We had no hedge ineffectiveness. (Refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities” included in this Annual Report on Form 10-K).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. In 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During 2009, the notional amount of our outstanding forward contracts ranged from less than $1 million to $60 million offsetting our exposures primarily from the euro, British pound, Canadian dollar, Czech koruna, and Hungarian forint.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Itron, Inc.

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The notes to the consolidated financial statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit and Finance Committee composed of independent directors. The Committee meets regularly with financial management and Ernst & Young LLP to review internal control, auditing, and financial reporting matters.

Malcolm Unsworth	Steven M. Helmbrecht
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009  the Company retrospectively changed its method of accounting for its convertible debt upon the adoption of  Financial Accounting Standards Board ASC Topic 470-20.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 24, 2010

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues	$1,687,447	$1,909,613	$1,464,048
Cost of revenues	1,149,991	1,262,756	976,761
Gross profit	537,456	646,857	487,287

Operating expenses
Sales and marketing	152,405	167,457	125,842
Product development	122,314	120,699	94,926
General and administrative	119,137	128,515	100,071
Amortization of intangible assets	98,573	120,364	84,000
In-process research and development	-	-	35,975
Total operating expenses	492,429	537,035	440,814

Operating income	45,027	109,822	46,473
Other income (expense)
Interest income	1,186	5,970	10,477
Interest expense	(70,311)	(94,177)	(100,935)
Loss on extinguishment of debt, net	(12,800)	-	-
Other income (expense), net	(9,176)	(3,033)	435
Total other income (expense)	(91,101)	(91,240)	(90,023)

Income (loss) before income taxes	(46,074)	18,582	(43,550)
Income tax benefit	43,825	1,229	20,699
Net income (loss)	$(2,249)	$19,811	$(22,851)

Earnings (loss) per common share-Basic	$(0.06)	$0.60	$(0.77)
Earnings (loss) per common share-Diluted	$(0.06)	$0.57	$(0.77)

Weighted average common shares outstanding-Basic	38,539	33,096	29,584
Weighted average common shares outstanding-Diluted	38,539	34,951	29,584

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$121,893	$144,390
Accounts receivable, net	337,948	321,278
Inventories	170,084	164,210
Deferred tax assets current, net	20,762	31,807
Other current assets	75,229	56,032
Total current assets	725,916	717,717

Property, plant, and equipment, net	318,217	307,717
Prepaid debt fees	8,628	12,943
Deferred tax assets noncurrent, net	89,932	30,917
Other noncurrent assets	18,117	19,315
Intangible assets, net	388,212	481,886
Goodwill	1,305,599	1,285,853
Total assets	$2,854,621	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$219,255	$200,725
Other current liabilities	64,583	66,365
Wages and benefits payable	71,592	78,336
Taxes payable	14,377	18,595
Current portion of long-term debt	10,871	10,769
Current portion of warranty	20,941	23,375
Unearned revenue	40,140	24,329
Deferred tax liabilities current, net	1,625	1,927
Total current liabilities	443,384	424,421

Long-term debt	770,893	1,140,998
Warranty	12,932	14,880
Pension plan benefits	63,040	55,810
Deferred tax liabilities noncurrent, net	80,695	102,720
Other noncurrent obligations	83,163	58,743
Total liabilities	1,454,107	1,797,572

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, 10 million shares authorized,
no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized,
40,142,924 and 34,486,318 shares issued and outstanding	1,299,134	992,184
Accumulated other comprehensive income, net	71,130	34,093
Retained earnings	30,250	50,291
Cumulative effect of change in accounting principle (Note 1)	-	(17,792)
Total shareholders' equity	1,400,514	1,058,776
Total liabilities and shareholders' equity	$2,854,621	$2,856,348

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at January 1, 2007	25,675	$392,195	$1,588	$38,376	$432,159
Net loss				(22,851)	(22,851)
Foreign currency translation adjustment, net of
income tax benefit of $755			147,654		147,654
Net unrealized loss on derivative instruments, designated as
cash flow hedges, net of income tax benefit of $653			(1,062)		(1,062)
Net unrealized loss on nonderivative hedging instrument,
net of income tax benefit of $15,644			(25,460)		(25,460)
Net hedging gain reclassified into net income,
net of income tax benefit of $12			(19)		(19)
Pension plan benefits liability adjustment,
net of income tax provision of $1,653			3,967		3,967
Total comprehensive income					102,229
Cumulative effect of a change in accounting principle
adoption of FSP 14-1, net of income tax provision of $1,804				(2,837)	(2,837)
Stock issues:
Options exercised	828	20,136			20,136
Employee stock plans income tax benefits		(389)			(389)
Issuance of stock-based compensation awards	6	304			304
Employee stock purchase plan	40	2,315			2,315
Stock-based compensation expense		11,352			11,352
Issuance of common stock	4,087	225,166			225,166
Balances at December 31, 2007	30,636	$651,079	$126,668	$12,688	$790,435
Net income				19,811	19,811
Foreign currency translation adjustment, net of
income tax benefit of $10,740			(92,069)		(92,069)
Net unrealized loss on derivative instruments, designated as
cash flow hedges, net of income tax benefit of $5,736			(9,239)		(9,239)
Net unrealized gain on nonderivative hedging instrument,
net of income tax provision of $3,875			6,485		6,485
Net hedging gain reclassified into net income,
net of income tax benefit of $296			(477)		(477)
Pension plan benefits liability adjustment,
net of income tax provision of $1,164			2,725		2,725
Total comprehensive loss					(72,764)
Stock issues:
Options exercised	415	10,822			10,822
Issuance of stock-based compensation awards	4	269			269
Employee stock purchase plan	32	2,629			2,629
Stock-based compensation expense		16,313			16,313
Issuance of common stock	3,399	311,072			311,072
Balances at December 31, 2008	34,486	$992,184	$34,093	$32,499	$1,058,776
Net loss
Foreign currency translation adjustment, net of				(2,249)	(2,249)
income tax provision of $6,714			40,992		40,992
Net unrealized loss on derivative instruments, designated as
cash flow hedges, net of income tax benefit of $4,247			(6,776)		(6,776)
Net unrealized loss on nonderivative hedging instrument,
net of income tax benefit of $1,502			(2,364)		(2,364)
Net hedging loss reclassified into net income,
net of income tax provision of $5,363			8,612		8,612
Pension plan benefits liability adjustment,
net of income tax benefit of $1,106			(3,427)		(3,427)
Total comprehensive income					34,788
Stock issues:
Options exercised	176	3,168			3,168
Issuance of stock-based compensation awards	4	254			254
Employee stock purchase plan	62	2,934			2,934
Stock-based compensation expense		16,728			16,728
Exchange of debt for common stock	2,252	123,442			123,442
Issuance of common stock	3,163	160,424			160,424
Balances at December 31, 2009	40,143	$1,299,134	$71,130	$30,250	$1,400,514

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income (loss)	$(2,249)	$19,811	$(22,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,737	173,673	126,440
In-process research and development	-	-	35,975
Stock-based compensation	16,982	16,582	11,656
Amortization of prepaid debt fees	8,258	8,917	13,526
Amortization of convertible debt discount	9,673	13,442	10,970
Loss on extinguishment of debt, net	9,960	-	-
Deferred taxes, net	(64,216)	(43,317)	(41,025)
Other adjustments, net	3,102	(2,177)	1,326
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,962)	19,864	(40,718)
Inventories	3,535	4,914	19,419
Accounts payables, other current liabilities, and taxes payable	9,873	(6,549)	10,033
Wages and benefits payable	(8,261)	7,708	198
Unearned revenue	14,836	3,936	2,660
Warranty	(5,273)	(2,242)	1,761
Other operating, net	(8,208)	(21,416)	3,957
Net cash provided by operating activities	140,787	193,146	133,327

Investing activities
Proceeds from the maturities of investments, held to maturity	-	-	35,000
Acquisitions of property, plant, and equipment	(52,906)	(63,430)	(40,602)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(4,317)	(6,897)	(1,716,253)
Other investing, net	3,229	3,252	7,439
Net cash used in investing activities	(53,994)	(67,075)	(1,714,416)

Financing activities
Proceeds from borrowings	-	-	1,159,023
Payments on debt	(275,796)	(388,371)	(76,099)
Issuance of common stock	166,372	324,494	247,617
Prepaid debt fees	(3,936)	(214)	(22,083)
Other financing, net	(761)	715	1,902
Net cash (used in) provided by financing activities	(114,121)	(63,376)	1,310,360

Effect of foreign exchange rate changes on cash and cash equivalents	4,831	(10,293)	1,312
Increase (decrease) in cash and cash equivalents	(22,497)	52,402	(269,417)
Cash and cash equivalents at beginning of period	144,390	91,988	361,405
Cash and cash equivalents at end of period	$121,893	$144,390	$91,988

Non-cash transactions:
Fixed assets purchased but not yet paid, net	$3,719	$2,796	$(1,230)
Exchange of debt (face value) for common stock (see Note 6)	120,984	29	-
Contingent consideration payable for previous acquisitions	-	1,295	7,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$31,720	$26,377	$21,714
Interest, net of amounts capitalized	54,503	72,304	76,317

The accompanying notes are an integral part of these consolidated financial statements.
.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations, Shareholders Equity, and Cash Flows for the years ended December 31, 2009, 2008, and 2007 and the Consolidated Balance Sheets as of December 31, 2009 and 2008 of Itron, Inc. and its subsidiaries.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC), which became effective on July 1, 2009, is now the single source of authoritative generally accepted accounting principles (GAAP), along with additional guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature is now considered non-authoritative. For new accounting pronouncements issued by the FASB prior to the effective date of the ASC, we continue to use the pre-ASC reference, e.g., FSP APB 14-1 or SFAS 167, for clarity, as the guidance in these recently released pronouncements is typically located in multiple subtopics and sections within the ASC. All other GAAP references in this Annual Report on Form 10-K are from the ASC.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At December 31, 2009, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris), which is primarily reported within our Itron International operating segment. The operating results of this acquisition are included in our consolidated financial statements commencing on the date of the acquisition.

Change in Accounting Principle
On January 1, 2009, we adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1). FSP 14-1 requires our convertible notes to be separated into its liability and equity components in a manner that reflects our non-convertible debt borrowing rate and must be applied retrospectively to all periods during which our convertible notes was outstanding. Our senior subordinated convertible notes (convertible notes) were issued in August 2006. Refer to Note 6 for further disclosure of the terms of the convertible notes and the adoption of FSP 14-1. (The guidance in FSP 14-1 is now embedded within ASC 470-20).

The impact of the adoption of FSP 14-1 on our results of operations, financial position, and cash flows is as follows:

	Year ended December 31, 2009
	As Reported	Impact of FSP 14-1	Excluding Impact of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(70,311)	$9,673	$(60,638)
Income tax benefit	43,825	(3,708)	40,117
Net Income (loss)	(2,249)	5,965	3,716

Earnings (loss) per common share - Basic	$(0.06)	$0.16	$0.10
Earnings (loss) per common share - Diluted	$(0.06)	$0.16	$0.10

	Year ended December 31, 2008			Year ended December 31, 2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$(80,735)	$(13,442)	$(94,177)	$(89,965)	$(10,970)	$(100,935)
Other income (expense), net	(2,984)	(49)	(3,033)	435	-	435
Income tax benefit (provision)	(4,014)	5,243	1,229	16,436	4,263	20,699
Net income (loss)	28,059	(8,248)	19,811	(16,144)	(6,707)	(22,851)

Earnings (loss) per common share-Basic	$0.85	$(0.25)	$0.60	$(0.55)	$(0.22)	$(0.77)
Earnings (loss) per common share-Diluted	$0.80	$(0.23)	$0.57	$(0.55)	$(0.22)	$(0.77)

	At December 31, 2008
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Balance Sheet
Deferred tax assets noncurrent, net	$45,783	$(14,866)	$30,917
Long-term debt	1,179,249	(38,251)	1,140,998
Common stock	951,007	41,177	992,184
Cumulative effect of change in
accounting principle	-	(17,792)	(17,792)

	Year ended December 31, 2008			Year ended December 31, 2007
	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1	As Previously Reported	Impact of FSP 14-1	Upon Adoption of FSP 14-1
	(in thousands)
Consolidated Statements of Cash Flows
Net income (loss)	$28,059	$(8,248)	$19,811	$(16,144)	$(6,707)	$(22,851)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Amortization of convertible debt discount	-	13,442	13,442	-	10,970	10,970
Deferred income taxes, net	(38,074)	(5,243)	(43,317)	(36,762)	(4,263)	(41,025)
Other adjustments, net	(2,226)	49	(2,177)	1,326	-	1,326

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

Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 13 for further disclosures of our derivative instruments and their impact on other comprehensive income (loss).

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and improvements and three to five years for machinery and equipment, computers and purchased software, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at December 31, 2009 and 2008.

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

Goodwill and Intangible Assets
Goodwill and intangible assets have resulted from our acquisitions. We use estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations. Our intangible assets have finite lives, are amortized over their estimated useful lives based on estimated discounted cash flows, and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Goodwill is tested for impairment as of October 1 of each year, or more frequently if a significant impairment indicator occurs. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of our reporting units.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $45.4 million and $29.4 million at December 31, 2009 and 2008 related primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Deferred costs were $19.7 million and $11.0 million at December 31, 2009 and 2008.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock issued pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. Our excess tax benefits cannot be credited to common stock until the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Income Taxes
We account for income taxes using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards in each of the jurisdictions in which we operate. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

A tax position is first evaluated for recognition based on its technical merits. Tax positions that have a greater than fifty percent likelihood of being realized upon ultimate settlement are then measured to determine amounts to be recognized in the financial statements. This measurement incorporates information about potential settlements with taxing authorities. A previously recognized tax position is derecognized in the first period in which the position no longer meets the more-likely-than-not recognition threshold. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as part of income tax expense.

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in accumulated other comprehensive income in shareholders’ equity. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in shareholders’ equity.

Fair Value Measurements
The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). For fair value measurements using Level 3 inputs, a reconciliation of the beginning and ending balances is typically required.

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

New Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) 167, Amendments to FASB Interpretation No. 46(R). This Statement requires an enterprise to perform additional analyses to assess variable interest entities (VIE’s) and the enterprise’s involvement with these entities, as well provide additional disclosures. We adopted SFAS 167 on January 1, 2010, and it did not have a material impact on our consolidated financial statements. (The guidance in SFAS 167 is now embedded within ASC 810.)

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements (previously known as EITF 00-21) to enable vendors to account for more products or services separately rather than as a combined unit. The hierarchy for establishing a selling price has been increased and consists of the following: (1) vendor specific objective evidence (VSOE), if available, (2) third party evidence (TPE), if VSOE is not available, and (3) estimated selling price, if VSOE and TPE are not available. The amendments in ASU 2009-13 will also (1) replace the term fair value with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market-place participant; and (2) eliminate the residual value method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 also requires additional disclosures about an entity’s multiple-deliverable contracts. ASU 2009-13 is effective on January 1, 2011, with early adoption permitted. We adopted this guidance on January 1, 2010, on a prospective basis. We do not expect ASU 2009-13 to have a material impact on our consolidated financial statements.

Concurrent with the issuance of ASU 2009-13, the FASB issued ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14). ASU 2009-14 affects revenue arrangements that include both tangible products and software elements, and it provides a scope exception from software revenue recognition guidance in ASC 985-605 (previously known as SOP 97-2) for tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality. Revenue arrangements that are affected by this guidance will still be subject to the disclosure requirements of ASU 2009-13, as applicable. ASU 2009-14 is effective on January 1, 2011, with early adoption permitted. We adopted this guidance on January 1, 2010, on a prospective basis. ASU 2009-14 may impact the timing of revenue for our tangible hardware products sold under new arrangements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(2,249)	$19,811	$(22,851)

Weighted average common shares outstanding - Basic	38,539	33,096	29,584
Dilutive effect of convertible notes	-	1,198	-
Dilutive effect of stock-based awards	-	657	-
Weighted average common shares outstanding - Diluted	38,539	34,951	29,584
Basic earnings (loss) per common share	$(0.06)	$0.60	$(0.77)
Diluted earnings (loss) per common share	$(0.06)	$0.57	$(0.77)

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

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for 2009 and 2007, there was no dilutive effect to the weighted average common shares outstanding. Approximately 1.0 million, 283,000, and 998,500 stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2009, 2008, and 2007, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes
We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the years ended December 31, 2009, 2008, and 2007 were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the years ended December 31, 2009 and 2007 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted EPS. The average price of our common stock for the year ended December 31, 2008 exceeded the conversion price of $65.16 and therefore, approximately 1.2 million shares have been included in the diluted EPS calculation.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments as set by the Board of Directors. There was no preferred stock sold or outstanding at December 31, 2009, 2008 and 2007.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	At December 31,
	2009	2008
	(in thousands)
Trade receivables (net of allowance of $6,339 and $5,954)	$319,237	$306,593
Unbilled revenue	18,711	14,685
Total accounts receivable, net	$337,948	$321,278

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Beginning balance	$5,954	$6,391
Actaris acquisition opening balance/adjustments	-	(376)
Provision for (release of) doubtful accounts, net	1,188	1,688
Accounts written off	(1,025)	(1,194)
Effects of change in exchange rates	222	(555)
Ending balance	$6,339	$5,954

Inventories	At December 31,
	2009	2008
	(in thousands)
Materials	$85,358	$85,153
Work in process	17,668	14,556
Finished goods	67,058	64,501
Total inventories	$170,084	$164,210

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $10.6 million and $19.1 million at December 31, 2009 and 2008, respectively.

Property, plant, and equipment, net	At December 31,
	2009	2008
	(in thousands)
Machinery and equipment	$243,652	$195,677
Computers and purchased software	66,787	58,505
Buildings, furniture, and improvements	144,639	132,195
Land	37,738	33,702
Construction in progress, including purchased equipment	22,009	30,632
Total cost	514,825	450,711
Accumulated depreciation	(196,608)	(142,994)
Property, plant, and equipment, net	$318,217	$307,717

Depreciation expense was $57.2 million, $53.3 million, and $42.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Capitalized interest was $293,000, $187,000, and $6,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2009			At December 31, 2008
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$398,043	$(244,545)	$153,498	$394,912	$(188,953)	$205,959
Customer contracts and relationships	306,061	(92,187)	213,874	299,928	(56,966)	242,962
Trademarks and trade names	77,439	(57,957)	19,482	76,766	(45,851)	30,915
Other	24,713	(23,355)	1,358	24,630	(22,580)	2,050
Total intangible assets	$806,256	$(418,044)	$388,212	$796,236	$(314,350)	$481,886

A summary of the intangible asset account activity is as follows:

	At December 31
	2009	2008
	(in thousands)
Beginning balance, intangible assets, gross	$796,236	$895,979
Adjustment of previous acquisitions	-	(70,048)
Effect of change in exchange rates	10,020	(29,695)
Ending balance, intangible assets, gross	$806,256	$796,236

During 2008, intangible assets were adjusted by $70.0 million based on our completion of the fair value assessment associated with the Actaris acquisition in 2007.

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount increases or decreases, with a corresponding change in accumulated other comprehensive income, due to changes in foreign currency exchange rates.

Intangible asset amortization expense is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Amortization of intangible assets	$98.6	$120.4	$84.0

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2010	$73,360
2011	62,777
2012	48,550
2013	39,352
2014	32,344
Beyond 2014	131,829
Total intangible assets, net	$388,212

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2009 and 2008:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2008	$185,869	$1,080,264	$1,266,133
Adjustment of previous acquisitions	1,295	59,067	60,362
Effect of change in exchange rates	(2,628)	(38,014)	(40,642)
Goodwill balance at December 31, 2008	$184,536	$1,101,317	$1,285,853

Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	1,836	15,810	17,646
Goodwill balance at December 31, 2009	$188,472	$1,117,127	$1,305,599

In 2009, we realigned our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. The allocation of goodwill to our reporting units is based on our current segment reporting structure; therefore we have reallocated $57.5 million between the operating segments. Historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the realignment.

In 2009, $2.1 million of contingent consideration was paid in association with two acquisitions in 2006, which is reflected as adjustment of previous acquisitions.

In 2008, the adjustment of previous acquisitions for our Itron International Operating Segment represents an adjustment to goodwill associated with the 2007 Actaris acquisition based on our final determination of fair values of certain assets acquired and liabilities assumed. Within our Itron North America Operating Segment, for each of our 2006 acquisitions, during 2008 certain conditions as outlined in the purchase agreements were met, resulting in contingent consideration payable to the shareholders of the respective acquisitions.

Note 6:    Debt

The components of our borrowings are as follows:

	At December 31,
	2009	2008
	(in thousands)
Term loans
USD denominated term loan	$284,693	$375,744
EUR denominated term loan	288,902	360,494
Convertible senior subordinated notes	208,169	306,337
Senior subordinated notes	-	109,192
Total debt	781,764	1,151,767
Current portion of long-term debt	(10,871)	(10,769)
Long-term debt	$770,893	$1,140,998

Credit Facility
The 2007 Actaris acquisition was financed in part by a $1.2 billion credit facility. The credit facility, dated April 18, 2007, was composed of the following:

o	$605.1 million first lien U.S. dollar denominated term loan;
o	€335 million first lien euro denominated term loan;
o	£50 million first lien pound sterling denominated term loan; and
o	$115 million multicurrency revolving line-of-credit (revolver).

Our loan balances denominated in currencies other than the U.S. dollar fluctuate due to currency exchange rates. The principal balance of our euro denominated term loan at December 31, 2009 and 2008 was €200.8 million and €254.1 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.75% at December 31, 2009 and 1.75% at December 31, 2008. Our interest rates were 3.99% for the U.S. dollar denominated and 4.49% for the euro denominated term loans at December 31, 2009. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolver are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

On April 24, 2009, we amended our credit facility to adjust the maximum total leverage ratio and the minimum interest coverage ratio thresholds to increase operational flexibility. The amendment also allows us to seek a $75 million increase to the $115 million multicurrency revolving line-of-credit without further amendment. The current lending participants may then choose to increase their level of participation or approve the participation of additional lenders. The revolver may also be increased beyond the $75 million with the approval of the majority of revolver banks, the issuing agents, the swingline lender and the administrative agent. Prepaid debt fees of approximately $3.7 million were capitalized for the amendment and legal and advisory fees of $1.5 million were expensed as the amendment did not substantially modify the original terms of the loan. At December 31, 2009, we were in compliance with the debt covenants under the credit facility.

At December 31, 2009, there were no borrowings outstanding under the revolver and $39.9 million was utilized by outstanding standby letters of credit resulting in $75.1 million being available for additional borrowings.

We repaid $166.5 million, $372.7 million, and $76.1 million of the term loans during 2009, 2008, and 2007, respectively. These repayments were made with cash flows from operations and the sale of our common stock.

Senior Subordinated Notes
In May 2004, we issued $125 million of 7.75% senior subordinated notes (subordinated notes), which were discounted to a price of 99.265 to yield 7.875% and were due in May 2012. During 2008, we reacquired $15.4 million in principal value of the subordinated notes. In 2009, we paid $113.2 million, including accrued interest of $1.5 million, to redeem all of the subordinated notes. The subordinated notes had a remaining principal value of $109.6 million. We redeemed the notes at 101.938% of the principal amount, and recognized a loss on extinguishment of $2.5 million, which included the remaining unamortized debt discount of $336,000. Unamortized prepaid debt fees of $2.0 million were recorded to interest expense.

Convertible Senior Subordinated Notes
On August 4, 2006, we issued $345 million of 2.50% convertible notes due August 2026. Fixed interest payments are required every six months, in February and August of each year. For each six month period beginning August 2011, contingent interest payments of approximately 0.19% of the average trading price of the convertible notes will be made if certain thresholds are met or events occur, as outlined in the indenture. The convertible notes are registered with the SEC and are generally transferable. Our convertible notes are not considered conventional convertible debt as the number of shares, or cash, to be received by the holders was not fixed at the inception of the obligation. We have concluded that the conversion feature of our convertible notes does not need to be bifurcated from the host contract and accounted for as a freestanding derivative, as the conversion feature is indexed to our own stock and would be classified within stockholders’ equity if it were a freestanding instrument.

The convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, under the following circumstances, as defined in the indenture:

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at December 31, 2009 was $67.57.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by our U.S. domestic operating subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2009.

As our stock price is subject to fluctuation, the contingent conversion threshold may be triggered during any quarter prior to July 2011, and the notes become convertible. At December 31, 2009 and 2008, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

On January 1, 2009, we adopted FSP 14-1, which requires our convertible notes to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate and must be applied retroactively to all periods presented. Our non-convertible debt borrowing rate at the time of the issuance of our convertible notes was determined to be 7.38%, which also reflects the effective interest rate on the liability component. See Note 1 for disclosure about the financial statement impact of our adoption of FSP 14-1.

The carrying amounts of the debt and equity components are as follows:

	At December 31,
	2009	2008
	(in thousands)
Face value of convertible notes	$223,604	$344,588
Unamortized discount	(15,435)	(38,251)
Net carrying amount of debt component	$208,169	$306,337

Carrying amount of equity component	$31,831	$41,177

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	At December 31,
	2009	2008
	(in thousands)
Contractual interest coupon	$5,839	$8,623
Amortization of the discount on the liability component	9,673	13,442
Total interest expense on convertible notes	$15,512	$22,065

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 18 months.

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

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock issued under the exchange agreement and the value of the shares used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of $23.3 million (the inducement loss). As required by FSP 14-1, upon derecognition of the convertible notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of $13.4 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees, less the revaluation gain. The remaining settlement consideration of $9.5 million, including an allocation of advisory fees, was recorded as a reduction of common stock.

Prepaid Debt Fees & Accrued Interest Expense
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, or first becomes convertible as in the case of our convertible notes, the related portion of unamortized prepaid debt fees is written-off and included in interest expense. Total unamortized prepaid debt fees were $8.6 million and $12.9 million at December 31, 2009 and 2008, respectively. Accrued interest expense was $2.3 million and $4.5 million at December 31, 2009 and 2008, respectively.

Minimum Payments on Debt:

Minimum Payments
(in thousands)
2010	$10,871
2011	234,475
2012	10,871
2013	10,871
2014	530,111
Total minimum payments on debt	797,199
Convertible notes unamortized discount	(15,435)
Total debt	$781,764

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by ASC 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at December 31, 2009 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at December 31, 2009. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. We have considered our own nonperformance risk by discounting our derivative liabilities to reflect the potential credit risk to our counterparty by applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at December 31, 2009 and 2008 are as follows:

		Fair Value at December 31,
	Balance Sheet Location	2009	2008
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$3,986	$-

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$(11,478)	$(8,772)
Interest rate swap contracts	Other noncurrent obligations	(3,676)	(8,723)
Euro denominated term loan *	Current portion of long-term debt	(4,820)	(4,752)
Euro denominated term loan *	Long-term debt	(284,082)	(355,742)
Total derivatives designated as hedging instruments under Subtopic 815-20		$(304,056)	$(377,989)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(2,442)	$(67)

Total liability derivatives		$(306,498)	$(378,056)

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

Other comprehensive income (loss) during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2009	2008
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(29,772)	$(26,541)
Unrealized loss on derivative instruments	(6,776)	(9,239)
Unrealized gain (loss) on a nonderivative hedging instrument	(2,364)	6,485
Realized (gains) losses reclassified into net income (loss)	8,612	(477)
Net unrealized loss on hedging instruments at December 31,	$(30,300)	$(29,772)

Cash Flow Hedges
We are exposed to interest rate risk through our credit facility. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to increase our ability to forecast interest expense. The objective of these swaps is to protect us from increases in the LIBOR base borrowing rates on our floating rate credit facility. The swaps do not protect us from changes to the applicable margin under our credit facility.

We have entered into one-year pay-fixed receive one-month LIBOR interest rate swaps to convert $200 million of our U.S. dollar term loan from a floating LIBOR interest rate to a fixed interest rate, as follows:

Transaction Date	Effective Date of Swap	Notional amount	Fixed Interest Rate
		(in thousands)
June 26, 2008	June 30, 2008 - June 30, 2009	$200,000	3.01%
October 27, 2008	June 30, 2009 - June 30, 2010	$200,000	2.68%
July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.15%
July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.11%

At December 31, 2009 and 2008, our U.S. dollar term loan had a balance of $284.7 million and $375.7 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.5 million, which was based on the Bloomberg U.S. dollar swap yield curve as of December 31, 2009.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $252.9 million (€175.8 million) and $339.3 million (€239.1 million) as of December 31, 2009 and 2008, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $7.8 million (€5.4 million), which was based on the Bloomberg euro swap yield curve as of December 31, 2009.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives in ASC 815-20 Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	(Effective Portion)			Location	Amount			Location	Amount
	2009	2008	2007		2009	2008	2007		2009	2008	2007
					(in thousands)
Interest rate swap contracts	$(11,023)	$(14,945)	$(1,715)	Interest expense	$(13,975)	$804	$30	Interest expense	$(302)	$-	$-

Net Investment Hedges
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $288.9 million (€200.8 million) and $360.5 million (€254.1 million) as of December 31, 2009 and 2008, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the years ended December 31 is as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	2009	2008	2007
Gain (loss) recognized in OCI on derivative (Effective Portion)	(in thousands)
Before tax	$(3,866)	$10,360	$(41,104)
Net of tax	$(2,364)	$6,485	$(25,460)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. In the second quarter of 2008, we began entering into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During the year ended December 31, 2009, we entered into approximately 70 foreign currency option and forward transactions. The notional amounts of the contracts ranged from less than $1 million to $60 million, offsetting our exposures primarily from the euro, British pound, Canadian dollar, Czech koruna, and Hungarian forint.

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

The effect of our foreign exchange forward and cross currency swap derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2009	2008	2007
	(in thousands)
Foreign exchange forward contracts	$(1,656)	$98	$-
Cross currency interest rate swap	-	(1,709)	330
	$(1,656)	$(1,611)	$330

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans offering death and disability, retirement, and special termination benefits to employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary, and Indonesia. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2009.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $397,000 and $445,000 to the defined benefit pension plans for the years ended December 31, 2009 and 2008, respectively. Assuming that actual plan asset returns are consistent with our expected rate of return in 2009 and beyond, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2010 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets and funded status of the defined benefit plans, amounts recognized in accumulated other comprehensive income, and amounts recognized in the Consolidated Balance Sheets at December 31, 2009 and 2008.

	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$66,823	$72,449
Service cost	1,753	2,009
Interest cost	3,450	3,697
Amendments	-	83
Actuarial (gain) loss	3,830	(4,048)
Benefits paid	(4,400)	(4,450)
Other – foreign currency exchange rate changes	1,806	(2,917)
Benefit obligation at December 31,	$73,262	$66,823

Change in plan assets:
Fair value of plan assets at January 1,	$7,449	$7,174
Actual return on plan assets	65	354
Company contributions	397	445
Benefits paid	(259)	(174)
Other – foreign currency exchange rate changes	208	(350)
Fair value of plan assets at December 31,	7,860	7,449
Ending balance at fair value (net pension plan benefit liability)	$65,402	$59,374

Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2009	2008
	(in thousands)
Current portion of pension plan liability in wages and benefits payable	$2,975	$4,299
Long-term portion of pension plan liability	63,040	55,810
Plan assets in other long term assets	(613)	(735)
Net pension plan benefit liability	$65,402	$59,374

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	At December 31,
	2009	2008
	(in thousands)
Net actuarial gain	$(4,976)	$(9,536)
Net prior service cost	-	27
Accumulated other comprehensive income	$(4,976)	$(9,509)

The total accumulated benefit obligation for our defined benefit pension plans was $68.9 million and $62.7 million at December 31, 2009 and 2008, respectively.

Net periodic pension benefit costs for our plans include the following components:

	Year ended December 31,		April 18, 2007 through
	2009	2008	December 31, 2007
	(in thousands)
Service cost	$1,753	$2,009	$1,523
Interest cost	3,450	3,697	2,365
Expected return on plan assets	(282)	(306)	(184)
Settlements and curtailments	-	-	(362)
Amortization of actuarial net gain	(509)	(132)	-
Amortization of unrecognized prior service costs	25	56	-
Net periodic benefit cost	$4,437	$5,324	$3,342

Amounts recognized in other comprehensive income (pre-tax) are as follows:

	Year ended December 31,		April 18, 2007 through
	2009	2008	December 31, 2007
	(in thousands)
Net actuarial (gain) loss	$4,049	$(4,048)	$(5,620)
Prior service cost	-	83	-
Amortization of net actuarial gain	509	132	-
Amortization of prior service cost	(25)	(56)	-
Total amounts recognized in other comprehensive income	$4,533	$(3,889)	$(5,620)

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 is $31,000.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At December 31,
	2009	2008	2007
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	5.60%	6.12%	5.41%
Expected annual rate of compensation increase	3.24%	3.18%	3.04%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	6.12%	5.41%	4.98%
Expected rate of return on plan assets	4.06%	4.10%	3.74%
Expected annual rate of compensation increase	3.18%	3.04%	3.15%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which consist of 95% of our benefit obligation, we match the plans’ expected future benefit payments against a yield curve derived from select bonds (bonds with market values that exceed €500 million, have a maturity greater than one year with no special features, and have a spread between the bid and ask prices of less than 5% of the average bid and ask prices). The yield curve derived for most of the euro denominated plans was 5.50%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

We have one plan in which the fair value of plan assets exceeds the projected benefit obligation and the accumulated benefit obligation. Therefore, for the pension plans in which the accumulated benefit obligations exceeds the fair value of plan assets, our total obligation and the fair value of plan assets are as follows:

	At December 31,
	2009	2008
	(in thousands)
Projected benefit obligation	$71,799	$65,482
Accumulated benefit obligation	67,576	61,414
Fair value of plan assets	5,798	5,343

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

The fair values of our plan investments by asset category as of December 31, 2009 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
	Total	(Level 1)	(Level 3)
	(in thousands)
Cash	$606	$606	$-
Insurance funds	7,254	-	7,254
Total fair value of plan assets	$7,860	$606	$7,254

As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
(in thousands)
2010	$3,883
2011	4,095
2012	3,648
2013	4,622
2014	4,409
2015 - 2019	22,533

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock issued pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the years ended December 31, stock-based compensation expense and related tax benefit was as follows:

	2009	2008	2007
	(in thousands)
Stock options	$6,903	$8,839	$9,157
Restricted stock awards and units	9,306	6,885	1,802
Unrestricted stock awards	254	269	304
ESPP	519	589	393
Total stock-based compensation	$16,982	$16,582	$11,656

Related tax benefit	$4,329	$3,519	$2,854

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Dividend yield	-	-	-	-	-	-
Expected volatility	50.2%	44.8%	38.9%	64.1%	48.5%	26.7%
Risk-free interest rate	1.8%	3.0%	4.4%	0.3%	1.8%	4.8%
Expected life (years)	4.9	4.5	4.8	0.25	0.25	0.25

Expected volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related expected life period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected life of the award. The expected life is the weighted average expected life of an award based on the period of time between the date the award is granted and the date an estimate of the award is fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

Subject to stock splits, dividends, and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan. Of the authorized shares under the plan, no more than 1.0 million shares can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards, and unrestricted stock awards. At December 31, 2009, shares available for issuance under the plan as either options or awards were 533,407.

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

A summary of our stock option activity for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2007	2,225	$29.78	7.46	$49,469
Granted	230	68.45			$27.44
Exercised	(828)	24.24		43,064
Forfeited	(59)	44.28
Expired	(7)	42.62
Outstanding, December 31, 2007	1,561	$37.81	6.98	$90,769

Exercisable and expected to vest, December 31, 2007	1,405	$36.26	6.82	$83,896

Exercisable, December 31, 2007	798	$23.84	5.51	$57,582

Granted	247	$95.79			$39.07
Exercised	(415)	26.42		$28,543
Forfeited	(18)	47.70
Expired	(1)	21.30
Outstanding, December 31, 2008	1,374	$51.53	6.99	$25,809

Exercisable and expected to vest, December 31, 2008	1,325	$50.50	6.92	$25,673

Exercisable, December 31, 2008	805	$35.71	5.89	$23,253

Granted	50	$57.96			$25.94
Exercised	(146)	21.68		$4,889
Forfeited	(92)	84.33
Expired	(7)	57.23
Outstanding, December 31, 2009	1,179	$52.93	5.90	$22,863

Exercisable and expected to vest, December 31, 2009	1,168	$52.67	5.88	$22,826

Exercisable, December 31, 2009	972	$47.39	5.40	$22,343

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.9 million, which is expected to be recognized over a weighted average period of approximately 15 months.

Restricted Stock Units
Certain employees and senior management receive restricted stock units (RSU’s) or restricted stock awards (RSA’s) (collectively, restricted awards) as a component of their total compensation. The fair value of a restricted award is the market close price of our common stock on the date of grant. Restricted awards generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

Subsequent to vesting, the restricted awards are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employees upon vesting of the restricted awards.

The following tables summarize restricted award activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Restricted Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2007	22
Granted	94	$67.20
Released	(1)		$80
Forfeited	(4)
Outstanding, December 31, 2007	111

Granted	215	$84.26
Released	(1)		$84
Forfeited	(12)
Outstanding, December 31, 2008	313

Granted	60	$69.39
Released	(30)		$1,956
Forfeited	(17)
Outstanding, December 31, 2009	326

Vested, December 31, 2009	7		$442

Expected to vest, December 31, 2009	302		$20,396

The aggregate intrinsic value in the table above is the market value of the stock released or vested, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for stock vested but not released. At December 31, 2009, unrecognized compensation expense was $8.6 million, which is expected to be recognized over a weighted average period of approximately 16 months.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2009	2008	2007
Shares of unrestricted stock issued	4,284	2,744	4,938

Weighted average grant date fair value	$59.40	$97.94	$61.61

Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the years ended December 31:

	2009	2008	2007
Shares of stock sold to employees	61,407	33,149	39,840

Weighted average fair value per share(1)	$8.54	$15.36	$10.90

(1) Relating to awards associated with the offering periods during the years ended December 31.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At December 31, 2009, all compensation cost associated with the ESPP had been recognized. There were approximately 247,000 shares of common stock available for future issuance under the ESPP at December 31, 2009.

Note 10:    Employee Savings Plans and Bonus, Profit Sharing

Employee Savings Plan
We have an employee incentive savings plan in which substantially all of our U.S. employees are eligible to participate. Employees may contribute, on a tax-deferred basis, from 1% to 50% of their salary, up to the annual U.S. Internal Revenue Service limit. We provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. In 2009, we temporarily suspended the employee savings plan match effective April 1 through December 31. The expense for our matching contribution was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Employee savings plan matching contribution	$1.5	$3.4	$3.5

Bonus and Profit Sharing
We have employee bonus and profit sharing plans in which many of our employees participate, which provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year, and the probability of achieving results. An accrual is recorded if management determines it probable that a target will be achieved and the amount can be reasonably estimated. Although we monitor our annual forecast and the progress towards achievement of goals, the actual results at the end of the year may warrant a bonus award that is significantly greater or less than the estimates made in earlier quarters. Bonus and profit sharing expense was as follows:

`	Year Ended December 31,
	2009	2008	2007
	(in millions)
Bonus and profit sharing expense	$7.6	$15.2	$12.9

Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$-	$-	$316
State and local	-	(82)	76
Foreign	20,392	42,120	18,647
Total current	20,392	42,038	19,039

Deferred:
Federal	(39,311)	(8,081)	(8,670)
State and local	(3,341)	(1,807)	(434)
Foreign	(28,118)	(33,429)	(31,921)
Total deferred	(70,770)	(43,317)	(41,025)

Change in valuation allowance	6,553	50	1,287
Total benefit for income taxes	$(43,825)	$(1,229)	$(20,699)

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income (loss) before income taxes
Domestic	$34,946	$68,968	$39,809
Foreign	(81,020)	(50,386)	(83,359)
Total income (loss) before income taxes	$(46,074)	$18,582	$(43,550)

Expected federal income tax provision (benefit)	$(16,126)	$6,504	$(15,243)
Tax credits	(23,224)	(4,341)	(2,091)
State income tax benefit, net of federal effect	(3,193)	(1,391)	(1,260)
Change in valuation allowance	6,553	50	1,287
Acquired in process research and development	-	-	11,002
Uncertain tax positions, including interest and penalties	12,053	5,555	4,188
Change in tax rates	482	(1,222)	(12,316)
Stock-based compensation	1,648	1,212	113
Foreign earnings	(18,224)	(24,822)	(15,279)
U.S. tax on foreign earnings	7,932	15,470	9,474
U.S. tax benefit of foreign branch loss	(6,262)	-	-
Other, net	(5,464)	1,756	(574)
Total benefit for income taxes	$(43,825)	$(1,229)	$(20,699)

Our tax benefits for 2009, 2008, and 2007 reflect benefits associated with lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, and the benefit of foreign interest expense deductions. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. Furthermore, during 2009, we recorded deferred tax assets for foreign tax credit carryforwards resulting from the election to claim foreign taxes as a credit instead of a deduction on our fiscal 2007 and 2008 U.S. tax returns.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2009	2008
	(in thousands)
Deferred tax assets
Loss carryforwards	$70,897	$62,538
Tax credits	51,835	21,995
Depreciation and amortization	9,364	19,219
Derivatives	12,728	13,754
Warranty reserves	9,222	9,652
Accrued expenses	7,211	8,090
Equity compensation	8,979	6,014
Pension plan benefits expense	6,372	5,200
Inventory valuation	3,714	2,376
Other deferred tax assets, net	8,852	5,237
Total deferred tax assets	189,174	154,075
Valuation allowance	(22,425)	(16,219)
Net deferred tax assets	166,749	137,856

Deferred tax liabilities
Depreciation and amortization	(115,972)	(149,715)
Convertible debt	(18,524)	(27,491)
Tax effect of accumulated translation	(1,676)	(1,064)
Other deferred tax liabilities, net	(2,203)	(1,509)
Total deferred tax liabilities	(138,375)	(179,779)
Net deferred tax assets (liabilities)	$28,374	$(41,923)

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. Realization is dependent on generating sufficient taxable income prior to expiration of tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

At December 31, 2009, we had federal loss carryforwards of $97.0 million that expire during the years 2020 through 2029. The remaining portion of the loss carryforwards are composed primarily of Itron International’s losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2009, there was a valuation allowance of $22.4 million associated with Itron International’s foreign loss carryforwards. We also had federal research and development tax credits of $25.0 million, which begin to expire in 2019. We have unused alternative minimum tax credits of $2.5 million at December 31, 2009, which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. We have foreign tax credits of $26.7 million, which begin to expire in 2017.

Our deferred tax assets at December 31, 2009 do not include the tax effect on $57.8 million of excess tax benefits from employee stock option exercises. Common stock will be increased by $22.2 million if and when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $36.9 million and $30.8 million at December 31, 2009 and 2008, respectively. Foreign taxes have been provided on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

We are subject to income tax in the U.S. federal jurisdiction and numerous foreign and state jurisdictions. The Internal Revenue Service has completed its examination of our federal income tax returns for the tax years through 1995. Due to the existence of net operating loss and tax credit carryforwards, tax years subsequent to 1995 remain open to examination by the major tax jurisdictions in which we are subject. Due to the geographic breadth of our operations, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes, which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities, which could be different from these estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2007	$5,422
Actaris acquisition opening balance	27,498
Gross increase to positions in prior years	2,171
Gross increases to current period tax positions	835
Audit settlements	(815)
Effect of change in exchange rates	(332)
Unrecognized tax benefits at December 31, 2007	$34,779

Gross increase to positions in prior years	2,037
Gross decrease to positions in prior years	(798)
Gross increases to current period tax positions	3,267
Audit settlements	(391)
Effect of change in exchange rates	(1,250)
Unrecognized tax benefits at December 31, 2008	$37,644

Gross increase to positions in prior years	8,958
Gross decrease to positions in prior years	(4,360)
Gross increases to current period tax positions	5,471
Audit settlements	(2,032)
Effect of change in exchange rates	525
Unrecognized tax benefits at December 31, 2009	$46,206

	At December 31,
	2009	2008	2007
	(in millions)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$46.1	$37.0	$8.4

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. Interest and penalties recognized, and accrued interest and penalties recorded, are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Interest and penalties recognized	$1.4	$1.2	$1.2

	At December 31,
	2009	2008
	(in millions)
Accrued interest	$4.1	$3.2
Accrued penalties	3.4	2.9

At December 31, 2009, we expect to pay $765,000 in income taxes, interest, and penalties related to uncertain tax positions over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We believe it reasonably possible that our unrecognized tax benefits may decrease by approximately $11.3 million within the next twelve months due to a change in the method of depreciation for certain foreign subsidiaries, expiration of statute of limitations, and a final ruling related to an audit.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1995
France	Subsequent to 2007
Germany	Subsequent to 2004
Spain	Subsequent to 2005
United Kingdom	Subsequent to 2002

Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for warehouse, manufacturing, and office facilities and equipment was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Rental expense	$15.9	$15.6	$12.4

Future minimum lease payments at December 31, 2009, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

		Minimum Payments
		(in thousands)
2010		$10,260
2011		6,520
2012		4,915
2013		3,387
2014		2,153
Beyond 2014		1,666
	Future minimum lease payments	$28,901

Rent expense is recognized straight-line over the lease term, including renewal periods if reasonably assured. We lease most of our sales and administration offices. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications
We are often required to obtain letters of credit or bonds in support of our obligations for customer contracts. These letters of credit or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts. At December 31, 2009, in addition to the outstanding standby letters of credit of $39.9 million issued under our credit facility’s $115 million multicurrency revolver, our Itron International operating segment has a total of $38.7 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $13.0 million. At December 31, 2008, Itron International had a total of $28.8 million of unsecured multicurrency revolving lines of credit with various financial institutions with total outstanding standby letters of credit of $6.7 million. Unsecured surety bonds in force were $71.4 million and $33.1 million at December 31, 2009 and 2008, respectively. In the event any such bonds or letters of credit are called, we would be obligated to reimburse the issuer of the letter of credit or bond; however, we do not believe that any currently outstanding bonds or letters of credit will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at December 31, 2009 were not material to our financial condition or results of operations.

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

On December 18, 2009, we received a statement of claim in the matter of an arbitration between Cinclus Technology (Cinclus) and Itron Metering Solutions UK Ltd (Itron UK). The claim relates to an alleged defect in meters sold to Cinclus during 2007 for installation on a project Cinclus was managing for E.ON, a utility with customers in Sweden. On December 23, 2009, we received a statement of claim in the matter of an arbitration between Cinclus and Itron UK relating to an alleged defect in meters sold to Cinclus during 2007 - 2009 for installation on a project Cinclus was managing for Fortum, a utility with customers in Sweden. Both arbitrations have been filed with the Arbitration Institute of the Stockholm Chamber of Commerce. In both arbitrations, Cinclus claims the meters provided by Itron UK fail to meet specifications because in certain environments the meters are affected by external events, which impairs the meter’s capability to measure energy accurately. Cinclus asserts that all meters must be replaced at Itron UK’s cost and expense, including the cost of field work to replace the meters, plus other losses and damages to be specified at a later date. Itron UK has denied all of the allegations and will defend these claims. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on Itron’s results of operations for the period in which such a loss is recognized.

Health Benefits
We are self insured for a substantial portion of the cost of U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively the plan costs). Plan costs and the IBNR accrual, which is included in wages and benefits payable, are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Plan costs	$19.8	$20.0	$14.9

	At December 31,
	2009	2008
	(in millions)
IBNR accrual	$3.3	$3.0

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Beginning balance, January 1	$38,255	$32,841
Actaris acquisition opening balance/adjustments	-	7,655
New product warranties	7,437	8,046
Other changes/adjustments to warranties	7,612	6,104
Claims activity	(20,222)	(15,500)
Effect of change in exchange rates	791	(891)
Ending balance, December 31	33,873	38,255
Less: current portion of warranty	20,941	23,375
Long-term warranty	$12,932	$14,880

Total warranty expense, which is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties, is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Warranty expense	$15.0	$14.2	$14.0

Note 13:    Shareholders’ Equity

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

The terms of the Rights and the Rights Agreement may be amended without the approval of any holder of the Rights, at any time prior to the distribution date. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends. In order to preserve the actual or potential economic value of the Rights, the number of Preferred Shares or other securities issuable upon exercise of the Right, the purchase price, the redemption price, and the number of Rights associated with each outstanding common share are all subject to adjustment by the Board of Directors pursuant to certain customary antidilution provisions. The Rights distribution should not be taxable for federal income tax purposes. Following an event that renders the Rights exercisable or upon redemption of the Rights, shareholders may recognize taxable income.

Other Comprehensive Income
Other comprehensive income is reflected as a net increase to shareholders’ equity and is not reflected in our results of operations. Accumulated balances within other comprehensive income, net of tax, were as follows:

	At December 31,
	2009	2008
	(in thousands)
Foreign currency translation adjustment	$98,165	$57,173
Net unrealized loss on derivative instruments	(17,077)	(10,301)
Net unrealized loss on nonderivative hedging instrument	(21,339)	(18,975)
Net hedging (gains) losses reclassified into net income (loss)	8,116	(496)
Pension plan benefits liability adjustment	3,265	6,692
Total accumulated other comprehensive income	$71,130	$34,093

Note 14:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at December 31, 2009 and December 31, 2008 and do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At December 31, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Assets
Cash and cash equivalents	$121,893	$121,893	$144,390	$144,390
Foreign exchange forwards	3,986	3,986	-	-

Liabilities
Term loans
USD denominated term loan	$284,693	$284,693	$375,744	$317,128
EUR denominated term loan	288,902	288,902	360,494	308,073
Convertible senior subordinated notes	208,169	282,859	306,337	380,985
Senior subordinated notes	-	-	109,192	95,478
Interest rate swaps	15,154	15,154	17,495	17,495
Foreign exchange forwards	2,442	2,442	67	67

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

Term loans: The term loans are not registered with the SEC but are generally transferable through banks that hold the debt and make a market. The fair value is based on quoted prices from recent trades of the term loans. At December 31, 2009, the quoted exit price was 100.00; therefore, the fair value was the same as the carrying value.

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at December 31, 2009 and $344.6 million at December 31, 2008. See Note 6 for further discussion.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).

Note 15:    Segment Information

We have two operating segments: Itron North America and Itron International. Itron North America generates a majority of its revenues in the United States and Canada, while Itron International generates a majority of its revenues in Europe, and the balance primarily in Africa, South America, and Asia/Pacific. On January 1, 2009, we realigned our management reporting and geographic reporting structure between our International and North America operations. Itron North America now includes sales of gas and water meters in North America, which were previously part of Itron International. Therefore, the operating segment information as set forth below is based on our current segment reporting structure. Historical segment information has been restated from the segment information previously provided to conform to our current segment reporting structure after the January 1, 2009 realignment.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, gain (loss) on extinguishment of debt, other income (expense), and income tax expense (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Depreciation and amortization expense allocated to our segments was as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Itron North America	$48.3	$43.6	$45.3
Itron International	107.4	130.1	81.1
Total Company	$155.7	$173.7	$126.4

Segment Products

Itron North America
Electronic and smart electricity meters; gas and water meters; electricity, gas, and water automated meter reading (AMR) and advanced metering infrastructure (AMI)/smart meter modules; handheld, mobile, and network AMR data collection technologies; AMI network technologies; software, installation, implementation, consulting, maintenance support, and other services.

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues
Itron North America	$615,762	$696,714	$637,449
Itron International	1,071,685	1,212,899	826,599
Total Company	$1,687,447	$1,909,613	$1,464,048

Gross profit
Itron North America	$211,826	$263,920	$257,505
Itron International	325,630	382,937	229,782
Total Company	$537,456	$646,857	$487,287

Operating income (loss)
Itron North America	$36,933	$73,434	$72,603
Itron International	37,612	74,070	5,918
Corporate unallocated	(29,518)	(37,682)	(32,048)
Total Company	45,027	109,822	46,473
Total other income (expense)	(91,101)	(91,240)	(90,023)
Income (loss) before income taxes	$(46,074)	$18,582	$(43,550)

No single customer represented more than 10% of total Company or operating segment revenues for the years ended December 31, 2009, 2008, and 2007.

Total assets by operating segment were as follows:

	At December 31,
	2009	2008	2007
	(in thousands)
Itron North America/Corporate(1)	$753,403	$844,555	$704,252
Itron International	2,137,065	2,025,083	2,355,995
Eliminations	(35,847)	(13,290)	(29,789)
Total assets	$2,854,621	$2,856,348	$3,030,458
(1) We do not allocate assets between the Itron North America operating segment and Corporate.

Revenues by region were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Europe	$806,540	$916,288	$623,625
United States and Canada	606,472	647,966	596,585
Other	274,435	345,359	243,838
Total revenues	$1,687,447	$1,909,613	$1,464,048

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2009	2008	2007
	(in thousands)
United States	$116,081	$96,952	$85,036
Outside United States	202,136	210,765	237,967
Total property, plant, and equipment, net	$318,217	$307,717	$323,003

Note 16:    Consolidating Financial Information

Our subordinated notes and convertible notes, issued by Itron, Inc., are guaranteed by our U.S. domestic operating subsidiaries, which are 100% owned, and any future domestic subsidiaries. The guarantees are joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

On January 1, 2009, we transferred a substantial portion of our guarantor subsidiary operations located in the United States into the parent company. This change in legal entities implemented on January 1, 2009 is reflected in the below consolidating statements as of and for the year ended December 31, 2009. We have not restated the comparative prior period results due to the complexity of the transfer and the immaterial nature of the operations.

Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$603,426	$4,095	$1,124,562	$(44,636)	$1,687,447
Cost of revenues	399,179	3,994	791,454	(44,636)	1,149,991
Gross profit	204,247	101	333,108	-	537,456

Operating expenses
Sales and marketing	55,552	-	96,853	-	152,405
Product development	76,957	-	45,357	-	122,314
General and administrative	41,821	-	77,316	-	119,137
Amortization of intangible assets	23,506	-	75,067	-	98,573
Total operating expenses	197,836	-	294,593	-	492,429

Operating income	6,411	101	38,515	-	45,027
Other income (expense)
Interest income	113,850	3,659	725	(117,048)	1,186
Interest expense	(73,441)	-	(114,137)	117,267	(70,311)
Loss on extinguishment of debt, net	(12,800)	-	-	-	(12,800)
Other income (expense), net	(2,799)	(30)	(6,128)	(219)	(9,176)
Total other income (expense)	24,810	3,629	(119,540)	-	(91,101)

Income (loss) before income taxes	31,221	3,730	(81,025)	-	(46,074)
Income tax benefit (provision)	42,907	(32)	950	-	43,825
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(76,377)	(19,363)	-	95,740	-
Net loss	$(2,249)	$(15,665)	$(80,075)	$95,740	$(2,249)

Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$606,741	$77,828	$1,264,845	$(39,801)	$1,909,613
Cost of revenues	368,275	61,170	873,052	(39,741)	1,262,756
Gross profit	238,466	16,658	391,793	(60)	646,857

Operating expenses
Sales and marketing	54,180	8,853	104,424	-	167,457
Product development	73,572	3,513	43,674	(60)	120,699
General and administrative	49,797	2,826	75,892	-	128,515
Amortization of intangible assets	22,648	-	97,716	-	120,364
Total operating expenses	200,197	15,192	321,706	(60)	537,035

Operating income	38,269	1,466	70,087	-	109,822
Other income (expense)
Interest income	121,864	(11)	4,766	(120,649)	5,970
Interest expense	(93,706)	(183)	(120,937)	120,649	(94,177)
Other income (expense), net	2,023	(808)	(4,248)	-	(3,033)
Total other income (expense)	30,181	(1,002)	(120,419)	-	(91,240)

Income (loss) before income taxes	68,450	464	(50,332)	-	18,582
Income tax benefit (provision)	7,779	(131)	(6,419)	-	1,229
Equity in losses of guarantor and non-guarantor
subsidiaries, net	(56,418)	(876)	-	57,294	-
Net income (loss)	$19,811	$(543)	$(56,751)	$57,294	$19,811

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$586,552	$44,543	$879,147	$(46,194)	$1,464,048
Cost of revenues	348,341	34,723	639,679	(45,982)	976,761
Gross profit	238,211	9,820	239,468	(212)	487,287

Operating expenses
Sales and marketing	51,169	4,872	69,801	-	125,842
Product development	66,974	1,637	26,524	(209)	94,926
General and administrative	52,737	2,594	44,740	-	100,071
Amortization of intangible assets	26,493	-	57,507	-	84,000
In-process research and development	-	-	35,975	-	35,975
Total operating expenses	197,373	9,103	234,547	(209)	440,814

Operating income	40,838	717	4,921	(3)	46,473
Other income (expense)
Interest income	92,153	52	4,535	(86,263)	10,477
Interest expense	(99,995)	(2,994)	(84,212)	86,266	(100,935)
Other income (expense), net	9,143	(798)	(7,910)	-	435
Total other income (expense)	1,301	(3,740)	(87,587)	3	(90,023)

Income (loss) before income taxes	42,139	(3,023)	(82,666)	-	(43,550)
Income tax benefit	7,305	1,112	12,282	-	20,699
Equity in losses of guarantor and
non-guarantor subsidiaries, net	(72,295)	(2,556)	-	74,851	-
Net loss	$(22,851)	$(4,467)	$(70,384)	$74,851	$(22,851)

Consolidating Balance Sheet
December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$16,385	$379	$105,129	$-	$121,893
Accounts receivable, net	117,104	2,316	218,528	-	337,948
Intercompany accounts receivable	9,524	52	1,572	(11,148)	-
Inventories	71,581	-	98,881	(378)	170,084
Deferred tax assets current, net	13,085	(44)	7,721	-	20,762
Other current assets	32,349	108	42,772	-	75,229
Intercompany other	32,456	3,658	4,999	(41,113)	-
Total current assets	292,484	6,469	479,602	(52,639)	725,916

Property, plant, and equipment, net	116,081	-	202,136	-	318,217
Prepaid debt fees	8,628	-	-	-	8,628
Deferred tax assets noncurrent, net	67,195	-	22,737	-	89,932
Other noncurrent assets	5,625	-	12,492	-	18,117
Intangible assets, net	58,168	-	330,044	-	388,212
Goodwill	174,781	-	1,130,818	-	1,305,599
Investment in subsidiaries	(9,081)	(12,444)	-	21,525	-
Intercompany notes receivable	1,723,587	94,511	-	(1,818,098)	-
Total assets	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$67,480	$66	$151,709	$-	$219,255
Other current liabilities	21,147	-	43,436	-	64,583
Intercompany accounts payable	1,674	184	9,290	(11,148)	-
Wages and benefits payable	20,621	102	50,869	-	71,592
Taxes payable	1,776	(43)	12,644	-	14,377
Current portion of long-term debt	10,871	-	-	-	10,871
Current portion of warranty	8,418	-	12,523	-	20,941
Unearned revenue	36,421	-	3,719	-	40,140
Deferred tax liabilities current, net	(1,550)	-	3,175	-	1,625
Short-term intercompany advances	8,661	2,450	30,002	(41,113)	-
Total current liabilities	175,519	2,759	317,367	(52,261)	443,384

Long-term debt	770,893	-	-	-	770,893
Warranty	9,919	-	3,013	-	12,932
Pension plan benefits	-	-	63,040	-	63,040
Intercompany notes payable	94,511	-	1,723,587	(1,818,098)	-
Deferred tax liabilities noncurrent, net	(37,176)	-	117,871	-	80,695
Other noncurrent obligations	23,287	-	59,876	-	83,163
Total liabilities	1,036,953	2,759	2,284,754	(1,870,359)	1,454,107

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	1,299,134	107,165	80,723	(187,888)	1,299,134
Accumulated other comprehensive income (loss), net	71,130	(9,200)	19,689	(10,489)	71,130
Retained earnings (accumulated deficit)	30,250	(12,188)	(207,336)	219,524	30,250
Total shareholders' equity	1,400,514	85,777	(106,924)	21,147	1,400,514
Total liabilities and shareholders' equity	$2,437,467	$88,536	$2,177,830	$(1,849,212)	$2,854,621

Consolidating Balance Sheet
December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$67,404	$3,180	$73,806	$-	$144,390
Accounts receivable, net	89,458	7,868	223,952	-	321,278
Intercompany accounts receivable	11,221	594	3,323	(15,138)	-
Inventories	52,248	7,276	105,280	(594)	164,210
Deferred tax assets current, net	20,546	3,517	7,744	-	31,807
Other current assets	18,360	243	37,429	-	56,032
Intercompany other	6,824	(26)	6,302	(13,100)	-
Total current assets	266,061	22,652	457,836	(28,832)	717,717

Property, plant, and equipment, net	96,952	16,296	194,469	-	307,717
Prepaid debt fees	12,943	-	-	-	12,943
Deferred tax assets noncurrent, net	53,950	989	(24,022)	-	30,917
Other noncurrent assets	7,205	-	12,110	-	19,315
Intangible assets, net	54,370	27,303	400,213	-	481,886
Goodwill	115,140	57,540	1,113,173	-	1,285,853
Investment in subsidiaries	46,393	151,268	(146,364)	(51,297)	-
Intercompany notes receivable	1,706,034	-	2,325	(1,708,359)	-
Total assets	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,962	$5,198	$158,565	$-	$200,725
Other current liabilities	19,307	126	46,932	-	66,365
Intercompany accounts payable	3,070	1,881	10,187	(15,138)	-
Wages and benefits payable	25,271	1,972	51,093	-	78,336
Taxes payable	2,369	3,496	12,730	-	18,595
Current portion of long-term debt	10,803	-	(34)	-	10,769
Current portion of warranty	8,481	264	14,630	-	23,375
Unearned revenue	17,365	-	6,964	-	24,329
Deferred tax liabilities current, net	-	-	1,927	-	1,927
Short-term intercompany advances	5,001	2,704	5,395	(13,100)	-
Total current liabilities	128,629	15,641	308,389	(28,238)	424,421

Long-term debt	1,140,998	-	-	-	1,140,998
Warranty	11,228	317	3,335	-	14,880
Pension plan benefits	(1)	-	55,811	-	55,810
Intercompany notes payable	1,190	4,635	1,702,534	(1,708,359)	-
Deferred tax liabilities noncurrent, net	-	10,615	92,105	-	102,720
Other noncurrent obligations	18,228	2,389	38,126	-	58,743
Total liabilities	1,300,272	33,597	2,200,300	(1,736,597)	1,797,572

Shareholders' equity
Preferred stock	-	-	-	-	-
Common stock	992,184	246,982	(47,520)	(199,462)	992,184
Accumulated other comprehensive income (loss), net	34,093	1,930	(11,416)	9,486	34,093
Retained earnings (accumulated deficit)	50,291	(6,461)	(131,624)	138,085	50,291
Cumulative effect of change in accounting principle	(17,792)	-	-	-	(17,792)
Total shareholders' equity	1,058,776	242,451	(190,560)	(51,891)	1,058,776
Total liabilities and shareholders' equity	$2,359,048	$276,048	$2,009,740	$(1,788,488)	$2,856,348

Consolidating Statement of Cash Flows
Year ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(2,249)	$(15,665)	$(80,075)	$95,740	$(2,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,089	-	107,648	-	155,737
Stock-based compensation	16,982	-	-	-	16,982
Amortization of prepaid debt fees	8,258	-	-	-	8,258
Amortization of convertible debt discount	9,673	-	-	-	9,673
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(48,503)	32	(15,745)	-	(64,216)
Equity in losses of guarantor and non-guarantor subsidiaries, net	76,377	19,363	-	(95,740)	-
Other adjustments, net	(1,424)	-	4,526	-	3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,190)	(904)	19,132	-	(2,962)
Inventories	(12,273)	-	15,808	-	3,535
Accounts payables, other current liabilities, and taxes payable	18,904	(299)	(8,732)	-	9,873
Wages and benefits payable	(6,449)	(71)	(1,741)	-	(8,261)
Unearned revenue	18,704	-	(3,868)	-	14,836
Warranty	(1,953)	-	(3,320)	-	(5,273)
Intercompany transactions, net	(2,081)	1,227	854	-	-
Other operating, net	(7,370)	115	(953)	-	(8,208)
Net cash provided by operating activities	103,455	3,798	33,534	-	140,787

Investing activities
Acquisitions of property, plant, and equipment	(21,679)	-	(31,227)	-	(52,906)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(4,317)	-	-	-	(4,317)
Current intercompany notes, net	(19,837)	(3,658)	1,217	22,278	-
Long-term intercompany notes receivable, net	4,765	(975)	1,135	(4,925)	-
Other investing, net	(792)	974	3,047	-	3,229
Net cash used in investing activities	(41,860)	(3,659)	(25,828)	17,353	(53,994)

Financing activities
Payments on debt	(275,796)	-	-	-	(275,796)
Issuance of common stock	166,372	-	-	-	166,372
Prepaid debt fees	(3,936)	-	-	-	(3,936)
Current intercompany notes, net	2,441	-	19,837	(22,278)	-
Long-term intercompany notes payable, net	(4,635)	-	(290)	4,925	-
Other financing, net	-	-	(761)	-	(761)
Net cash (used in) provided by financing activities	(115,554)	-	18,786	(17,353)	(114,121)

Effect of foreign exchange rate changes on cash and cash equivalents			4,831		4,831
Increase (decrease) in cash and cash equivalents	(53,959)	139	31,323	-	(22,497)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-
Cash and cash equivalents at end of period	$16,385	$379	$105,129	$-	$121,893

Non-cash transactions:
Fixed assets purchased but not yet paid	$4,287	$-	$(568)	$-	$3,719
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$559	$-	$31,161	$-	$31,720
Interest, net of amounts capitalized	54,157	115	231	-	54,503

Consolidating Statement of Cash Flows
Year ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$19,811	$(543)	$(56,751)	$57,294	$19,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,276	2,181	130,216	-	173,673
Stock-based compensation	16,582	-	-	-	16,582
Amortization of prepaid debt fees	8,917	-	-	-	8,917
Amortization of convertible debt discount	13,442		-	-	13,442
Deferred income taxes, net	(140)	7,949	(51,126)	-	(43,317)
Equity in (earnings) losses of guarantor and non-guarantor subsidiaries, net	56,418	876	-	(57,294)	-
Other adjustments, net	(131)	113	(2,159)	-	(2,177)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,450	(717)	14,131	-	19,864
Inventories	(2,804)	(692)	8,410	-	4,914
Accounts payables, other current liabilities, and taxes payable	7,407	3,810	(17,766)	-	(6,549)
Wages and benefits payable	7,852	222	(366)	-	7,708
Unearned revenue	2,723	2	1,211	-	3,936
Warranty	1,194	330	(3,766)	-	(2,242)
Intercompany transactions, net	(225)	2,645	(2,420)	-	-
Other operating, net	(6,220)	(44,659)	29,463	-	(21,416)
Net cash provided by (used in) operating activities	172,552	(28,483)	49,077	-	193,146

Investing activities
Acquisitions of property, plant, and equipment	(31,625)	(5,763)	(26,042)	-	(63,430)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(6,897)	-	-	-	(6,897)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	1,938	-	7,806	(9,744)	-
Cash transferred to non-guarantor subsidiaries	908	-	-	(908)	-
Current intercompany notes, net	(5,352)	3,282	6,302	(4,232)	-
Long-term intercompany notes receivable, net	-	-	-	-	-
Other investing, net	(21,159)	36,936	(12,525)	-	3,252
Net cash (used in) provided by investing activities	(62,187)	42,261	(24,459)	(22,690)	(67,075)

Financing activities
Payments on debt	(388,371)	-	-	-	(388,371)
Issuance of common stock	324,494	-	-	-	324,494
Prepaid debt fees	(214)	-	-	-	(214)
Cash received from parent	-	(1,938)	(908)	2,846	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	284	(2,518)	(1,998)	4,232	-
Other financing, net	715	-	-	-	715
Net cash used in financing activities	(70,898)	(12,262)	(2,906)	22,690	(63,376)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(10,293)	-	(10,293)
Increase in cash and cash equivalents	39,467	1,516	11,419	-	52,402
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988
Cash and cash equivalents at end of period	$67,404	$3,180	$73,806	$-	$144,390

Non-cash transactions:
Fixed assets purchased but not yet paid	$19	$-	$2,777	$-	$2,796
Exchange of debt for common stock (see Note 6)	29	-	-	-	29
Contingent consideration payable for previous acquisitions	1,295	-	-	-	1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$77	$-	$26,300	$-	$26,377
Interest, net of amounts capitalized	71,842	3	459	-	72,304

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(22,851)	$(4,467)	$(70,384)	$74,851	$(22,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,754	1,474	81,212	-	126,440
In-process research and development	-	-	35,975	-	35,975
Stock-based compensation	11,656	-	-	-	11,656
Amortization of prepaid debt fees	13,526	-	-	-	13,526
Amortization of convertible debt discount	10,970	-	-	-	10,970
Deferred income taxes, net	(23,708)	(3,765)	(13,552)	-	(41,025)
Equity in losses of non-guarantor subsidiaries	72,295	2,556	-	(74,851)	-
Other adjustments, net	1,224	17	85	-	1,326
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,358)	(713)	(25,647)	-	(40,718)
Inventories	329	525	18,565	-	19,419
Accounts payables, other current liabilities and taxes payable	12,259	1,875	(4,101)	-	10,033
Wages and benefits payable	(5,254)	252	5,200	-	198
Unearned revenue	3,823	-	(1,163)	-	2,660
Warranty	516	126	1,119	-	1,761
Intercompany transactions, net	(7,878)	1,817	6,061	-	-
Other operating, net	(5,698)	382	9,273	-	3,957
Net cash provided by operating activities	90,605	79	42,643	-	133,327

Investing activities
Proceeds from the maturities of investments, held to maturity	35,000	-	-	-	35,000
Proceeds from the sale of property, plant and equipment	(350)	(3)	353	-	-
Acquisitions of property, plant and equipment	(20,847)	5,852	(25,607)	-	(40,602)
Business acquisitions & contingent consideration, net of cash and cash equivalents acquired	(1,716,253)	-	-	-	(1,716,253)
Cash transferred to parent	-	(7,806)	-	7,806	-
Cash transferred to guarantor subsidiaries	(250)	-	(7,806)	8,056	-
Cash transferred to non-guarantor subsidiaries	(5,658)	-	-	5,658	-
Intercompany notes, net	120,673	(3,282)	(41,857)	(75,534)	-
Other investing, net	(140,889)	(9,113)	157,441	-	7,439
Net cash (used in) provided by investing activities	(1,728,574)	(14,352)	82,524	(54,014)	(1,714,416)

Financing activities
Proceeds from borrowings	1,159,025	-	(2)	-	1,159,023
Payments on debt	(76,099)	-	-	-	(76,099)
Change in short-term borrowing, net	(1,902)	-	1,902	-	-
Issuance of common stock	247,617	-	-	-	247,617
Excess tax benefits from stock-based compensation	-	-	-	-	-
Prepaid debt fees	(22,083)	-	-	-	(22,083)
Cash transferred from parent	-	250	5,658	(5,908)	-
Cash transferred from guarantor subsidiaries	7,806	-	-	(7,806)	-
Cash transferred from non-guarantor subsidiaries	-	7,806	-	(7,806)	-
Intercompany notes payable	(3,843)	7,881	(79,572)	75,534	-
Other financing, net	1,902	-	-	-	1,902
Net cash provided by (used in) financing activities	1,312,423	15,937	(72,014)	54,014	1,310,360

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	1,312	-	1,312
Increase (decrease) in cash and cash equivalents	(325,546)	1,664	54,465	-	(269,417)
Cash and cash equivalents at beginning of period	353,483	-	7,922	-	361,405
Cash and cash equivalents at end of period	$27,937	$1,664	$62,387	$-	$91,988

Non-cash transactions:
Capital expenditures incurred but not yet paid	$(5,129)	$-	$3,899	$-	$(1,230)
Contingent consideration payable for previous acquisitions	-	-	7,862	-	7,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,848	$-	$18,866	$-	$21,714
Interest (net of amount capitalized)	75,175	140	1,002	-	76,317

Note 17: Quarterly Results (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per common share and stock price data)
2009
Statement of operations data:
Revenues	$388,518	$413,748	$408,358	$476,823	$1,687,447
Gross profit	129,584	133,109	129,479	145,284	537,456
Net income (loss)	(19,729)	15,289	(2,962)	5,153	(2,249)

Basic earnings per common share	$(0.55)	$0.40	$(0.07)	$0.13	$(0.06)
Diluted earnings per common share	$(0.55)	$0.40	$(0.07)	$0.13	$(0.06)

Stock Price:
High	$66.66	$62.19	$67.89	$69.49	$69.49
Low	$40.10	$42.77	$50.15	$54.92	$40.10

2008 (1)
Statement of operations data:
Revenues	$478,476	$513,931	$484,818	$432,388	$1,909,613
Gross profit	162,559	176,210	162,960	145,128	646,857
Net income (loss)	953	11,089	5,600	2,169	19,811

Basic earnings per common share	$0.03	$0.34	$0.16	$0.06	$0.60
Diluted earnings per common share	$0.03	$0.31	$0.15	$0.06	$0.57

Stock Price:
High	$100.00	$106.25	$105.99	$90.10	$106.25
Low	$70.48	$88.77	$84.71	$34.25	$34.25

(1)	On January1, 2009, we adopted FSP 14-1 relating to our convertible notes. See Note 1 for the impact of the adoption of FSP 14-1 on our results of operations.

Note 18:    Subsequent Events

We have evaluated subsequent events through February 24, 2010, the date of issuance of our consolidated financial statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2009, or in any period subsequent to such date, through the date of this report.

ITEM 9A:    CONTROLS AND PROCEDURES

(i)           Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)	Internal Control Over Financial Reporting.
(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2009. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 24, 2010

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Item 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2010 (the 2009 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2009 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2009 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference. Our code of ethics can be accessed on our website, at www.itron.com under the investor relations section.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2009, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled “Corporate Governance” appearing in the 2009 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2009 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2009 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled “Compensation Committee Report” appearing in the 2009 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The section entitled “Equity Compensation Plan Information” appearing in the 2009 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2009 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled “Transactions with Related Persons” appearing in the 2009 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.

The section entitled “Corporate Governance” appearing in the 2009 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2009 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

4.1
Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated December 11, 2002. (Filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 16, 2002 - File No. 0-22418)

4.2	Indenture relating to Itron, Inc.'s 2.50% convertible senior subordinated notes due 2026, dated August 4, 2006. (Filed as Exhibit 4.16 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 6, 2006 - File No. 0-22418)

4.3
Credit Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and UBS Securities LLC, Wells Fargo Bank, National Association and Mizuho Corporate Bank, Ltd. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

Exhibit
Number	Description of Exhibits

4.4
Security Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and Wells Fargo Bank, National Association as Collateral Agent. (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

4.5
Amendment No. 1 dated April 24, 2009 to the Credit Agreement dated April 18, 2007 among Itron, Inc. and the subsidiary guarantors, the lenders, and issuing banks, and Wells Fargo Bank, National Association (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on April 27, 2009 - File No. 0-22418)

4.6	Amendment No. 2 dated February 12, 2010 to the Credit Agreement dated April 18, 2007 among Itron, Inc. and the subsidiary guarantors, and the lenders. (attached hereto)

10.1	Form of Change in Control Severance Agreement for Executive Officers. * (Filed as Exhibit 10.7 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.2
First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier.* (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.3	Employee Agreement between Actaris Management Services S.A. and Marcel Regnier.* (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.4
Form of Indemnification Agreements between Itron, Inc. and certain directors and officers.* (Filed as Exhibit 10.9 to Itron, Inc.'s Annual Report on Form 10-K, filed on March 30, 2000 - File No. 0-22418)

10.5	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. * (attached hereto)

10.6	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 - File No. 0-22418)

10.7
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.8
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.9
Form of Restricted Stock Unit Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.10
Form of Restricted Stock Unit Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.11
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.3 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.12
Form of Restricted Stock Unit Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.4 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

Exhibit
Number	Description of Exhibits

10.13
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.5 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.14
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.6 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.15	Executive Deferred Compensation Plan.* (Filed as Exhibit 10.19 to Itron, Inc.'s Annual Report on form 10-K, Filed on February 26, 2009 - File No. 0-22418)

10.16	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron's Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.17	1989 Restated Stock Option Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997 - File No. 0-22418)

10.18	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.'s Registration Statement on Form S-1 dated July 22, 1992)

10.19	Notice of Restricted Stock Award.* (Filed as Exhibit 10.23 to Itron, Inc.'s Report on Form 8-K, filed on February 17, 2006 - File No. 0-22418)
.
12.1	Statement re Computation of Ratios.

21.1	Subsidiaries of Itron, Inc.

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 24th day of February, 2010.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2010.

Signature	Title

/S/ MALCOLM UNSWORTH
Malcolm Unsworth	President and Chief Executive Officer (Principal Executive Officer), Director

/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL B. BRACY
Michael B. Bracy	Director

/S/ KIRBY A. DYESS
Kirby A. Dyess	Director

/S/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/S/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/S/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/S/ SHARON L. NELSON
Sharon L. Nelson	Director

/S/ GARY E. PRUITT
Gary E. Pruitt	Director

/S/ GRAHAM M. WILSON
Graham M. Wilson	Director

SCHEDULE II:    VALUATION AND QUALIFYING ACCOUNTS

		Acquisition	Additions
	Balance at	adjustments(1)/	charged to	Balance at
	beginning	and other	costs and	end of period
Description	of period	adjustments	expenses	Noncurrent
	(in thousands)
Year ended December 31, 2009:
Deferred tax assets valuation allowance	$16,219	$(347)	$6,553	$22,425

Year ended December 31, 2008:
Deferred tax assets valuation allowance(1)	$13,203	$2,966	$50	$16,219

(1)
On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA and continued to make adjustments to the purchase price as the valuation of assets and liabilities were finalized in 2008.