Form 10-Q
period 2010-03-31
ITRON INC /WA/
filed 2010-05-05
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

As of April 30, 2010 there were outstanding 40,302,142 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

Page

PART I: FINANCIAL INFORMATION

Item 1A:	Risk Factors	46

Item 5:	Other Information	46

Item 6:	Exhibits	46

SIGNATURE		47

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Revenues	$499,280	$388,518
Cost of revenues	340,385	258,934

Gross profit	158,895	129,584

Operating expenses
Sales and marketing	41,537	36,975
Product development	33,040	31,158
General and administrative	33,057	29,024
Amortization of intangible assets	17,811	23,478

Total operating expenses	125,445	120,635

Operating income	33,450	8,949
Other income (expense)
Interest income	167	535
Interest expense	(14,923)	(16,845)
Loss on extinguishment of debt, net	-	(10,340)
Other income (expense), net	(592)	(2,034)

Total other income (expense)	(15,348)	(28,684)

Income (loss) before income taxes	18,102	(19,735)
Income tax benefit	8,685	6

Net income (loss)	$26,787	$(19,729)

Earnings (loss) per common share-Basic	$0.67	$(0.55)

Earnings (loss) per common share-Diluted	$0.66	$(0.55)

Weighted average common shares outstanding-Basic	40,191	36,151
Weighted average common shares outstanding-Diluted	40,862	36,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,418	$121,893
Accounts receivable, net	333,141	337,948
Inventories	194,022	170,084
Deferred tax assets current, net	20,628	20,762
Other current assets	77,835	75,229

Total current assets	749,044	725,916

Property, plant, and equipment, net	304,462	318,217
Prepaid debt fees	7,427	8,628
Deferred tax assets noncurrent, net	86,728	89,932
Other noncurrent assets	18,893	18,117
Intangible assets, net	349,713	388,212
Goodwill	1,234,129	1,305,599

Total assets	$2,750,396	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$230,033	$219,255
Other current liabilities	69,782	64,583
Wages and benefits payable	79,142	71,592
Taxes payable	20,330	14,377
Current portion of long-term debt	10,562	10,871
Current portion of warranty	20,964	20,941
Unearned revenue	50,790	40,140
Deferred tax liabilities current, net	1,625	1,625

Total current liabilities	483,228	443,384

Long-term debt	702,266	770,893
Warranty	12,389	12,932
Pension plan benefits	60,066	63,040
Deferred tax liabilities noncurrent, net	70,758	80,695
Other noncurrent obligations	71,904	83,163

Total liabilities	1,400,611	1,454,107

Commitments and contingencies

Shareholders’ equity
Preferred stock	-	-
Common stock	1,308,031	1,299,134
Accumulated other comprehensive income (loss), net	(15,283)	71,130
Retained earnings	57,037	30,250

Total shareholders’ equity	1,349,785	1,400,514

Total liabilities and shareholders’ equity	$2,750,396	$2,854,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$26,787	$(19,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,277	36,236
Stock-based compensation	4,576	4,487
Amortization of prepaid debt fees	1,252	1,840
Amortization of convertible debt discount	2,456	2,570
Loss on extinguishment of debt, net	-	9,960
Deferred taxes, net	(13,809)	(7,654)
Other adjustments, net	3,538	3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,266)	11,301
Inventories	(27,753)	1,966
Accounts payables, other current liabilities, and taxes payable	30,775	316
Wages and benefits payable	10,261	(7,078)
Unearned revenue	11,057	15,796
Warranty	291	(3,417)
Other operating, net	(10,663)	(6,970)

Net cash provided by operating activities	65,779	42,726

Investing activities
Acquisitions of property, plant, and equipment	(16,151)	(13,712)
Business acquisitions & contingent consideration, net of cash equivalents acquired	-	(1,217)
Other investing, net	3,102	664

Net cash used in investing activities	(13,049)	(14,265)

Financing activities
Payments on debt	(52,837)	(67,551)
Issuance of common stock	4,542	724
Other financing, net	(96)	(587)

Net cash used in financing activities	(48,391)	(67,414)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,814)	(3,346)

Increase (decrease) in cash and cash equivalents	1,525	(42,299)
Cash and cash equivalents at beginning of period	121,893	144,390

Cash and cash equivalents at end of period	$123,418	$102,091

Non-cash transactions:
Fixed assets purchased but not yet paid, net	$3,471	$5,560
Exchange of debt (face value) for common stock	-	120,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,996	$1,494
Interest, net of amounts capitalized	12,626	15,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2009 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At March 31, 2010, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

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

The net fair value of our derivative instruments may switch between a net asset and a net liability depending on market circumstances at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. For our hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in accumulated OCI as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated

Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 12 for further disclosures of our derivative instruments and their impact on OCI.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at March 31, 2010 or December 31, 2009.

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in the consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recorded at fair value. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. We capitalize any future IPR&D as an intangible asset and amortize the balance over its estimated useful life. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for income taxes.

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

Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost.

Revenue Recognition

Revenues consist primarily of hardware sales, software license fees, software implementation, project management services, installation, consulting, and post-sale maintenance support.

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13) and ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three months ended March 31, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise third-party evidence (TPE). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP).

VSOE is generally limited to the price charged when the same or similar product is sold separately or, if applicable, the stated renewal rate in the agreement. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.

For arrangements entered into or materially modified after January 1, 2010, if we are unable to establish selling price using VSOE or TPE, we will use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold.

We plan to analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation, and project management services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

For software arrangements with multiple elements excluding hardware, revenue recognition is dependent upon the availability of VSOE for fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements.

We primarily enter into two types of multiple deliverable arrangements, which may include hardware and associated software and services.

Arrangements which do not include the deployment of our OpenWay® technology are recognized as follows:

•	Revenue from hardware shipments is recognized upon delivery once title and risk of loss pass to the customer.

•

If implementation services are essential to the functionality of the associated software, software and implementation revenues are recognized using either the percentage-of-completion methodology of contract accounting if project costs can be estimated, or the completed contract methodology if project costs cannot be reliably estimated.

Arrangements to deploy our OpenWay technology are recognized as follows:

•	Revenue from hardware shipments is recognized upon delivery once title and risk of loss pass to the customer.

•

Revenue from associated software and services is recognized using the units-of-delivery method of contract accounting. This methodology often results in the deferral of costs and revenues as professional services and software implementation typically commence prior to deployment of hardware.

In all cases, hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract.

Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $56.2 million and $45.4 million at March 31, 2010 and December 31, 2009 related primarily to professional services and software associated with our OpenWay contracts, extended warranty, and prepaid post contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $20.4 million and $19.7 million at March 31, 2010 and December 31, 2009.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Loss on Extinguishment of Debt, Net

Upon partial or full redemption of our borrowings, we recognize a gain or loss for the difference between the cash paid and the net carrying amount of the debt redeemed. Included in the net carrying amount is any unamortized premium or discount from the original issuance of the debt. Due to the particular characteristics of our convertible notes, upon conversion or derecognition of our convertible notes, we recognize a gain or loss for the difference between the fair value of the consideration transferred to the holder that is allocated to the liability component, which is equal to the fair value of the liability component immediately prior to extinguishment, and the net carrying amount of the liability component (including any unamortized discount and debt issuance costs). In the case of an induced conversion, a loss is recognized for the amount of the fair value of the securities or other consideration transferred to the holder in excess of fair value of the consideration issuable in accordance with the original conversion terms of the debt.

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

We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.

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

Foreign Exchange

Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in accumulated OCI in shareholders’ equity. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated OCI in shareholders’ equity.

Fair Value Measurements

The fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). We hold no assets or liabilities measured using Level 1 fair value inputs.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$26,787	$(19,729)

Weighted average common shares outstanding-Basic	40,191	36,151
Dilutive effect of convertible notes	130	-
Dilutive effect of stock-based awards	541	-

Weighted average common shares outstanding-Diluted	40,862	36,151

Earnings (loss) per common share-Basic	$0.67	$(0.55)

Earnings (loss) per common share-Diluted	$0.66	$(0.55)

Stock-based Awards

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 463,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2010 because they were anti-dilutive. For the three months ended March 31, 2009, approximately 1.0 million anti-dilutive stock-based awards were excluded from the calculation of diluted EPS, of which approximately 389,000 would have been dilutive if we had net income for that period. These stock-based awards could be dilutive in future periods.

Convertible Notes

We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three months ended March 31, 2010 and 2009 were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three months ended March 31, 2010 exceeded the conversion price of $65.16 and therefore, approximately 130,000 shares have been included in the diluted EPS calculation. The average price of our common stock for the three months ended March 31, 2009 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted EPS.

Preferred Stock

We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments as set by the Board of Directors. There was no preferred stock sold or outstanding at March 31, 2010 and December 31, 2009.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At March 31, 2010	At December 31, 2009
	(in thousands)
Trade receivables (net of allowance of $5,870 and $6,339)	$310,467	$319,237
Unbilled revenue	22,674	18,711

Total accounts receivable, net	$333,141	$337,948

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance, January 1	$6,339	$5,954
Provision for (release of) doubtful accounts, net	(80)	(118)
Accounts written off	(130)	(297)
Effects of change in exchange rates	(259)	(326)

Ending balance, March 31	$5,870	$5,213

Inventories

	At March 31, 2010	At December 31, 2009
	(in thousands)
Materials	$100,604	$85,358
Work in process	18,183	17,668
Finished goods	75,235	67,058

Total inventories	$194,022	$170,084

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $6.1 million and $10.6 million at March 31, 2010 and December 31, 2009, respectively.

Property, plant, and equipment, net

	At March 31, 2010	At December 31, 2009
	(in thousands)
Machinery and equipment	$245,271	$243,652
Computers and purchased software	66,722	66,787
Buildings, furniture, and improvements	140,568	144,639
Land	35,866	37,738
Construction in progress, including purchased equipment	20,647	22,009

Total cost	509,074	514,825
Accumulated depreciation	(204,612)	(196,608)

Property, plant, and equipment, net	$304,462	$318,217

Depreciation expense was $15.5 million and $12.7 million for the three months ended March 31, 2010 and 2009, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2010			At December 31, 2009
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$383,722	$(247,577)	$136,145	$398,043	$(244,545)	$153,498
Customer contracts and relationships	288,389	(93,503)	194,886	306,061	(92,187)	213,874
Trademarks and trade names	74,369	(56,893)	17,476	77,439	(57,957)	19,482
Other	24,372	(23,166)	1,206	24,713	(23,355)	1,358

Total intangible assets	$770,852	$(421,139)	$349,713	$806,256	$(418,044)	$388,212

A summary of the intangible asset account activity is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance, intangible assets, gross	$806,256	$796,236
Effect of change in exchange rates	(35,404)	(33,968)

Ending balance, intangible assets, gross	$770,852	$762,268

Intangible assets are recorded in the functional currency of our international subsidiaries; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Amortization of intangible assets	$17.8	$23.5

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2010 (amount remaining at March 31, 2010)	$52,300
2011	59,674
2012	45,955
2013	37,179
2014	30,526
Beyond 2014	124,079

Total intangible assets, net	$349,713

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at March 31, 2010 and 2009:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2009	$183,628	$1,102,225	$1,285,853
Effect of change in exchange rates	(231)	(70,060)	(70,291)

Goodwill balance at March 31, 2009	$183,397	$1,032,165	$1,215,562

Goodwill balance at January 1, 2010	$187,545	$1,118,054	$1,305,599
Effect of change in exchange rates	257	(71,727)	(71,470)

Goodwill balance at March 31, 2010	$187,802	$1,046,327	$1,234,129

Due to continued refinement of our management and geographic reporting structures, as of January 1, 2010, Itron International includes our Taiwan operations, which were previously part of Itron North America. Historical segment information, including approximately $900,000 in goodwill, has been reallocated to conform to our current segment reporting structure.

Note 6:    Debt

The components of our borrowings are as follows:

	At March 31, 2010	At December 31, 2009
	(in thousands)
Term loans
USD denominated term loan	$253,180	$284,693
EUR denominated term loan	249,023	288,902
Convertible senior subordinated notes	210,625	208,169

	712,828	781,764
Current portion of long-term debt	(10,562)	(10,871)

Total long-term debt	$702,266	$770,893

Credit Facility

Our credit facility is dated April 18, 2007 and consists of two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at March 31, 2010 and December 31, 2009 was €185.0 million and €200.8 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at March 31, 2010 and 3.75% at December 31, 2009. Our interest rates were 3.73% for the U.S. dollar denominated and 4.21% for the euro denominated term loans at March 31, 2010. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. Maturities of the term loans and multicurrency revolving line of credit are seven years and six years from the date of issuance, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

The credit facility includes a $115 million multicurrency revolving line of credit, which may be increased by $75 million without amendment. If we decide the increase the current revolving line of credit, the current lending participants may then choose to increase their level of participation or approve the participation of additional lenders. The revolving line of credit may also be increased beyond the $75 million with the approval of the majority of revolving line of credit banks, the issuing agents, the swingline lender and the administrative agent. At March 31, 2010, there were no borrowings outstanding under the revolving line of credit, and $34.8 million was utilized by outstanding standby letters of credit resulting in $80.2 million being available for additional borrowings.

We repaid $52.8 million and $67.6 million of the term loans during the three months ended March 31, 2010 and 2009, respectively. These repayments were made with cash flows from operations and cash on hand. We were in compliance with the debt covenants under the credit facility at March 31, 2010.

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

¡

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at March 31, 2010 was $72.57 per share.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by our U.S. domestic operating subsidiaries. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2010.

The contingent conversion threshold may be triggered during any quarter prior to July 2011, and the notes become convertible, as our stock price is subject to fluctuation. At March 31, 2010 and December 31, 2009, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt.

Our convertible notes were separated between the liability and equity components, in a manner that reflected our non-convertible debt borrowing rate. Our non-convertible debt borrowing rate at the time of our convertible notes’ issuance was determined to be 7.38%, which also reflects the effective interest rate on the liability component. The carrying amounts of the debt and equity components are as follows:

	At March 31, 2010	At December 31, 2009
	(in thousands)
Face value of convertible debt	$223,604	$223,604
Unamortized discount	(12,979)	(15,435)

Net carrying amount of debt component	$210,625	$208,169

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Contractual interest coupon	$1,398	$1,647
Amortization of the discount on the liability component	2,456	2,571

Total interest expense	$3,854	$4,218

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 15 months.

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

The exchange agreements were treated as induced conversions as the holders received a greater number of shares of common stock than would have been issued under the original conversion terms of the convertible notes. At the time of the exchange agreements, none of the conversion contingencies were met. Under the original terms of the convertible notes, the amount payable on conversion was to be paid in cash, and the remaining conversion obligation (stock price in excess of conversion price) was payable in cash or shares of common stock, at our option. Under the terms of the exchange agreements, all of the settlement was paid in shares. The difference in the value of the shares of common stock issued under the exchange agreement and the value of the shares of common stock used to derive the amount payable under the original conversion agreement resulted in a loss on extinguishment of debt of $23.3 million (the inducement loss). Upon derecognition of the convertible notes, we remeasured the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to us at the date of the exchange agreements. Because borrowing rates increased, the remeasurement of the components of the convertible notes resulted in a gain on extinguishment of $13.4 million (the revaluation gain). As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees, less the revaluation gain. The remaining settlement consideration of $9.5 million, including an allocation of advisory fees, was recorded as a reduction of common stock.

Prepaid Debt Fees & Accrued Interest Expense

Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings using the effective interest method. When debt is repaid early, the related portion of unamortized prepaid debt fees is written-off and included in interest expense. Total unamortized prepaid debt fees were $7.4 million and $8.6 million at March 31, 2010 and December 31, 2009, respectively. Accrued interest expense was $932,000 and $2.3 million at March 31, 2010 and December 31, 2009, respectively.

Note 7:    Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at March 31, 2010 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at March 31, 2010. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty by applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value
	Balance Sheet Location	At March 31, 2010	At December 31, 2009
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$1,420	$3,986

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20

Interest rate swap contracts	Other current liabilities	$(10,509)	$(11,478)

Interest rate swap contracts	Other noncurrent obligations	(3,574)	(3,676)

Euro denominated term loan *	Current portion of long-term debt	(4,510)	(4,820)

Euro denominated term loan *	Long-term debt	(244,513)	(284,082)

Total derivatives designated as hedging instruments under Subtopic 815-20		$(263,106)	$(304,056)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(2,406)	$(2,442)

Total liability derivatives		$(265,512)	$(306,498)

* The euro denominated term loan is a nonderivative financial instrument designated as a hedge of our net investment in international operations. It is recorded at the carrying value in the Consolidated Balance Sheets and not recorded at fair value.

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

		2010	2009
		(in thousands)
Net unrealized loss on hedging instruments at January 1,		$(30,300)	$(29,772)
Unrealized gain (loss) on derivative instruments		(2,025)	(2,745)
Unrealized gain (loss) on a nonderivative net investment hedging instrument		11,444	14,173
Realized (gains) losses reclassified into net income (loss)		2,202	1,575

Net unrealized loss on hedging instruments at March 31,		$(18,679)	$(16,769)

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

We have entered into one-year pay-fixed receive one-month LIBOR interest rate swaps to convert $200 million of our U.S. dollar term loan from a floating LIBOR interest rate to a fixed interest rate. The swaps outstanding at March 31, 2010 are as follows:

Transaction Date	Effective Date of Swap	Notional amount	Fixed Interest Rate
		(in thousands)
October 27, 2008	June 30, 2009 - June 30, 2010	$200,000	2.68%

July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.15%

July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.11%

At March 31, 2010 and December 31, 2009, our U.S. dollar term loan had a balance of $253.2 million and $284.7 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.5 million, which was based on the Bloomberg U.S. dollar swap yield curve as of March 31, 2010.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $215.4 million (€160.0 million) and $252.9 million (€175.8 million) as of March 31, 2010 and December 31, 2009, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $7.0 million (€5.2 million), which was based on the Bloomberg euro swap yield curve as of March 31, 2010.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 is as follows:

Derivatives in ASC 815-20 Cash	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Flow Hedging Relationships	Portion)		Location	Amount		Location	Amount
	2010	2009		2010	2009		2010	2009
	(in thousands)			(in thousands)			(in thousands)
Three months ended March 31

Interest rate swap contracts	$(3,283)	$(4,508)	Interest expense	$(3,572)	$(2,557)	Interest expense	$(60)	$(48)

Net Investment Hedge

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $249.0 million (€185.0 million) and $288.9 million (€200.8 million) as of March 31, 2010 and December 31, 2009, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the three months ended March 31 is as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended March 31,
	2010	2009
Gain (loss) recognized in OCI on derivative (Effective Portion)	(in thousands)
Before tax	$18,555	$22,941
Net of tax	$11,444	$14,173

Derivatives Not Designated as Hedging Relationships

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During the three months ended March 31, 2010, we entered into approximately 26 foreign currency option and forward transactions. The notional amounts of the contracts ranged from less than $1 million to $48 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2010	2009
	(in thousands)
Foreign exchange forward contracts	$(269)	$79

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

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $5,000 and $26,000 to the defined benefit pension plans for the three months ended March 31, 2010 and 2009, respectively. For 2010, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2010 to our defined benefit pension plans, with the majority payable in the fourth quarter.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Service cost	$525	$462
Interest cost	906	880
Expected return on plan assets	(77)	(71)
Amortization of actuarial net gain	(7)	(85)
Amortization of unrecognized prior service costs	-	7

Net periodic benefit cost	$1,347	$1,193

Note 9:     Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three months ended March 31, stock-based compensation expense and the related tax benefit was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock options	$1,343	$2,310
Restricted stock awards and units	2,941	1,916
Unrestricted stock awards	175	120
ESPP	117	141

Total stock-based compensation	$4,576	$4,487

Related tax benefit	$1,408	$1,264

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Dividend yield	-	-	-	-
Expected volatility	48.7%	50.2%	29.2%	99.8%
Risk-free interest rate	2.3%	1.8%	0.1%	0.8%
Expected life (years)	4.61	4.91	0.25	0.25

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

Subject to stock splits, dividends, and other similar events, 5,875,000 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2000 Stock Incentive Plan (Stock Incentive Plan). Of the authorized shares under the Stock Incentive Plan, no more than 1.0 million shares of our common stock can be issued as non-stock options (awards). Awards consist of restricted stock units, restricted stock awards, and unrestricted stock awards. At March 31, 2010, shares available for issuance under the Stock Incentive Plan as either options or awards were 277,990.

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

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96			$25.94
Exercised	(7)	25.05		198
Forfeited	(17)	59.64

Outstanding, March 31, 2009	1,400	$51.80	6.86	$11,672

Exercisable and expected to vest, March 31, 2009	1,308	$49.44	6.71	$11,672

Exercisable, March 31, 2009	805	$36.02	5.68	$11,672

Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(75)	52.05		$1,357
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2010	1,175	$53.55	6.16	$29,112

Exercisable and expected to vest, March 31, 2010	1,159	$53.32	6.12	$28,952

Exercisable, March 31, 2010	930	$47.52	5.56	$27,404

(1)

The aggregate intrinsic value is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date.

As of March 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.0 million, which is expected to be recognized over a weighted average period of approximately 19 months.

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

The restricted awards issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and vesting period. Performance Awards typically vest and are released in three equal installments at the beginning of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted awards (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted awards immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or the participant’s retirement eligible date. For the 2010 Performance Awards, the maximum restricted awards that may become eligible for vesting is 133,000 with a grant date fair value of $61.49.

The following table summarizes restricted award activity for the three months ended March 31:

	Number of Restricted Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2009	313
Granted	54	$70.76
Released	(20)		$1,146
Forfeited	(4)

Outstanding, March 31, 2009	343

Outstanding, January 1, 2010	326
Granted(2)	188	$61.55
Released	(18)		$1,125
Forfeited	(7)

Outstanding, March 31, 2010	489

Vested, March 31, 2010	7		$495

Expected to vest, March 31, 2010	398		$28,852

(1)

The aggregate intrinsic value is the market value of the stock released or vested, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for stock vested but not released.

(2)	Restricted awards granted do not include those granted in 2010 under the Performance Awards Agreement, which are not yet eligible for vesting as of March 31, 2010.

At March 31, 2010, unrecognized compensation expense was $24.1 million, which is expected to be recognized over a weighted average period of approximately 28 months.

Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2010	2009
Shares of unrestricted stock issued	2,574	1,816

Weighted average grant date fair value	$67.80	$65.95

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2010	2009
Shares of stock sold to employees	12,350	12,919

Weighted average fair value per ESPP award(1)	$10.89	$7.10

(1)	Relating to awards associated with the offering periods during the three months ended March 31.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At March 31, 2010, all compensation cost associated with the ESPP had been recognized. There were approximately 235,000 shares of common stock available for future issuance under the ESPP at March 31, 2010.

Note 10:    Income Taxes

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and may vary from period to period, due to the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties to uncertain tax positions, among other items.

For the three months ended March 31, 2010, we had a tax benefit of 48%, based on a percentage of income before tax, as compared with a minimal tax benefit for the same period in 2009.

Our tax benefits in 2010 and 2009 are the result of certain interest expense deductions and the election under U.S. Internal Revenue Code Section 338 with respect to the acquisition of Actaris Metering Systems SA in 2007, as well as the forecasted mix of earnings in different tax jurisdictions. The 2010 tax benefit also reflects the receipt of a clean energy manufacturing tax credit awarded as part of the American Recovery and Reinvestment Act and a benefit related to the reduction of tax reserves for certain foreign subsidiaries.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. Interest and penalties recognized, and accrued interest and penalties recorded, are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest and penalties recognized	$798	$687

	At March 31, 2010	At December 31, 2009
	(in millions)
Accrued interest	$4.4	$4.1
Accrued penalties	3.8	3.4

	At March 31, 2010	At December 31, 2009
	(in millions)
Unrecognized tax benefits related to uncertain tax positions	$36.8	$46.2
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	36.8	46.2

At March 31, 2010, we expect to pay $760,000 in income taxes, interest, or penalties related to uncertain tax positions over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $4.4 million within the next twelve months due to the potential lapse of certain applicable statutes of limitations and the final resolution of certain tax audits.

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications

We are often required to obtain standby letters of credit (LOC’s) or bonds in support of our obligations for customer contracts. These standby LOC’s or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may on occasion cover the operations and maintenance phase of outsourcing contracts.

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	At March 31, 2010	At December 31, 2009
	(in millions)
Credit facility(1)
Multicurrency revolving line of credit	$115.0	$115.0
Standby LOC’s issued and outstanding	34.8	39.9

Net available for additional borrowings and LOC’s	$80.2	$75.1

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$38.6	$38.7
Standby LOC’s issued and outstanding	12.8	10.9
Short-term borrowings(2)	2.0	2.1

Net available for additional borrowings and LOC’s	$23.8	$25.7

Unsecured surety bonds in force	$87.9	$71.4

(1)	See Note 6 for details regarding our credit facility, which is secured.
(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

In the event any such bond or standby LOC is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any currently outstanding bond or LOC will be called.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at March 31, 2010 were not material to our financial condition or results of operations.

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

Health Benefits

We are self insured for a substantial portion of the cost of our U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively, the plan costs). Plan costs and the IBNR accrual, which is included in wages and benefits payable, are as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Plan costs	$5.1	$4.8

	At March 31, 2010	At December 31, 2009
	(in millions)
IBNR accrual	$3.3	$3.3

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Warranty

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance, January 1	$33,873	$38,255
New product warranties	2,930	1,534
Other changes/adjustments to warranties	1,096	1,590
Claims activity	(3,746)	(5,636)
Effect of change in exchange rates	(800)	(905)

Ending balance, March 31	33,353	34,838
Less: current portion of warranty	20,964	20,370

Long-term warranty	$12,389	$14,468

Total warranty expense, which is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties, is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Warranty expense	$4.0	$3.1

Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$26,787	$(19,729)
Foreign currency translation adjustment, net	(97,466)	(100,480)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	(2,025)	(2,745)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	11,444	14,173
Net hedging (gain) loss reclassified into net income (loss), net	2,202	1,575
Pension plan benefits liability adjustment, net	(568)	(53)

Total comprehensive income (loss)	$(59,626)	$(107,259)

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Income tax (provision) benefit on foreign currency translation adjustment	$(513)	$(1,531)
Income tax (provision) benefit on net unrealized gain (loss) on derivative instruments(1)	1,258	1,763
Income tax (provision) benefit on net unrealized gain (loss) on a nonderivative net investment hedging instrument	(7,111)	(8,768)
Income tax (provision) benefit on net hedging (gain) loss reclassified into net income (loss)	(1,370)	(982)
Income tax benefit on pension plan benefits liability adjustment	183	22

Total income tax (provision) benefit on other comprehensive income (loss)	$(7,553)	$(9,496)

(1)	Designated as cash flow hedges

Accumulated OCI, net of tax, was ($15.3) million at March 31, 2010 and $71.1 million at December 31, 2009. These amounts consisted of the adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at March 31, 2010 and December 31, 2009 and do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$123,418	$123,418	$121,893	$121,893
Foreign exchange forwards	1,420	1,420	3,986	3,986

Liabilities
Term loans
USD denominated term loan	$253,180	$255,079	$284,693	$284,693
EUR denominated term loan	249,023	250,892	288,902	288,902
Convertible senior subordinated notes	210,625	279,232	208,169	282,859
Interest rate swaps	14,083	14,083	15,154	15,154
Foreign exchange forwards	2,406	2,406	2,442	2,442

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at March 31, 2010 and December 31, 2009. See Note 6 for further discussion.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).

Note 14:    Segment Information

We have two operating segments: Itron North America and Itron International. Itron North America generates a majority of its revenues in the United States and Canada, while Itron International generates a majority of its revenues in Europe, and the balance primarily in Africa, South America, and Asia/Pacific. Due to the continued refinement of our management and geographic reporting structures, as of January 1, 2010, Itron International includes our Taiwan operations, which were previously part of Itron North America. Historical segment information has been revised to conform to our current segment reporting structure.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, gain (loss) on extinguishment of debt, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Depreciation and amortization expense allocated to our segments was as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Itron North America	$11.3	$11.4
Itron International	22.0	24.8

Total Company	$33.3	$36.2

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues
Itron North America	$243,117	$139,369
Itron International	256,163	249,149

Total Company	$499,280	$388,518

Gross profit
Itron North America	$79,891	$52,276
Itron International	79,004	77,308

Total Company	$158,895	$129,584

Operating income (loss)
Itron North America	$33,768	$7,793
Itron International	10,536	9,785
Corporate unallocated	(10,854)	(8,629)

Total Company	33,450	8,949
Total other income (expense)	(15,348)	(28,684)

Income (loss) before income taxes	$18,102	$(19,735)

No single customer represented more than 10% of total Company or Itron International revenues for the three months ended March 31, 2010 and 2009. Two customers each accounted for more than 10% of Itron North America revenues for the three months ended March 31, 2010, and no customer accounted for more than 10% of Itron North America revenues for the three months ended March 31, 2009.

Revenues by region were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Europe	$195,485	$197,477
United States and Canada	240,558	134,851
Other	63,237	56,190

Total revenues	$499,280	$388,518

Note 15:    Consolidating Financial Information

Our convertible notes, issued by Itron, Inc., are guaranteed by one U.S. subsidiary, which is 100% owned. Our senior subordinated notes issued in May 2004, which were redeemed in 2009, were guaranteed by multiple U.S. operating subsidiaries. We have not restated the comparative prior period results to reflect the change in certain U.S. subsidiaries from guarantors to non-guarantors due to their immaterial nature.

The guaranty by our U.S. subsidiary is joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantor to transfer funds to the parent company.

Consolidating Statement of Operations

Three Months Ended March 31, 2010

	Parent	Combined Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$242,432	$-	$268,928	$(12,080)	$499,280
Cost of revenues	164,717	-	187,748	(12,080)	340,385

Gross profit	77,715	-	81,180	-	158,895

Operating expenses
Sales and marketing	15,567	-	25,970	-	41,537
Product development	21,178	-	11,862	-	33,040
General and administrative	13,783	-	19,274	-	33,057
Amortization of intangible assets	4,086	-	13,725	-	17,811

Total operating expenses	54,614	-	70,831	-	125,445

Operating income	23,101	-	10,349	-	33,450
Other income (expense)
Interest income	361	758	139	(1,091)	167
Interest expense	(15,582)	-	(432)	1,091	(14,923)
Loss on extinguishment of debt, net	-	-	-	-	-
Other income (expense), net	(1,029)	-	437	-	(592)

Total other income (expense)	(16,250)	758	144	-	(15,348)

Income before income taxes	6,851	758	10,493	-	18,102
Income tax benefit (provision)	9,453	-	(768)	-	8,685
Equity in earnings of guarantor and non-guarantor subsidiaries, net	10,483	-	-	(10,483)	-

Net income	$26,787	$758	$9,725	$(10,483)	$26,787

Consolidating Statement of Operations Three Months Ended March 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$135,609	$1,226	$264,676	$(12,993)	$388,518
Cost of revenues	85,182	1,124	185,621	(12,993)	258,934

Gross profit	50,427	102	79,055	-	129,584

Operating expenses
Sales and marketing	13,886	-	23,089	-	36,975
Product development	20,255	-	10,903	-	31,158
General and administrative	11,976	-	17,048	-	29,024
Amortization of intangible assets	5,885	-	17,593	-	23,478

Total operating expenses	52,002	-	68,633	-	120,635

Operating income	(1,575)	102	10,422	-	8,949
Other income (expense)
Interest income	26,546	1,021	293	(27,325)	535
Interest expense	(17,804)	-	(26,366)	27,325	(16,845)
Loss on extinguishment of debt, net	(10,340)	-	-	-	(10,340)
Other income (expense), net	(926)	16	(1,124)	-	(2,034)

Total other income (expense)	(2,524)	1,037	(27,197)	-	(28,684)

Income (loss) before income taxes	(4,099)	1,139	(16,775)	-	(19,735)
Income tax benefit (provision)	2,922	-	(2,916)	-	6
Equity in losses of guarantor and non-guarantor subsidiaries, net	(18,552)	(2,089)	-	20,641	-

Net income (loss)	$(19,729)	$(950)	$(19,691)	$20,641	$(19,729)

Consolidating Balance Sheet

March 31, 2010

	Parent	Combined Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$25,062	$-	$98,356	$-	$123,418
Accounts receivable, net	118,199	-	214,942	-	333,141
Intercompany accounts receivable	8,211	-	1,817	(10,028)	-
Inventories	93,984	-	101,473	(1,435)	194,022
Deferred tax assets current, net	13,611	-	7,017	-	20,628
Other current assets	29,910	-	47,925	-	77,835
Intercompany other	4,400	4,416	1	(8,817)	-

Total current assets	293,377	4,416	471,531	(20,280)	749,044

Property, plant, and equipment, net	117,101	-	187,361	-	304,462
Prepaid debt fees	7,427	-	-	-	7,427
Deferred tax assets noncurrent, net	64,187	-	22,541	-	86,728
Other noncurrent assets	6,813	-	12,080	-	18,893
Intangible assets, net	54,082	-	295,631	-	349,713
Goodwill	174,780	-	1,059,349	-	1,234,129
Investment in subsidiaries	291,273	-	-	(291,273)	-
Intercompany notes receivable	1,330,500	94,511	5	(1,425,016)	-

Total assets	$2,339,540	$98,927	$2,048,498	$(1,736,569)	$2,750,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,171	$-	$146,862	$-	$230,033
Other current liabilities	19,569	-	50,213	-	69,782
Intercompany accounts payable	1,863	-	8,165	(10,028)	-
Wages and benefits payable	28,964	-	50,178	-	79,142
Taxes payable	2,365	-	17,965	-	20,330
Current portion of long-term debt	10,562	-	-	-	10,562
Current portion of warranty	9,013	-	11,951	-	20,964
Unearned revenue	43,626	-	7,164	-	50,790
Deferred tax liabilities current, net	(1,417)	-	3,042	-	1,625
Short-term intercompany advances	4,416	-	4,401	(8,817)	-

Total current liabilities	202,132	-	299,941	(18,845)	483,228

Long-term debt	702,266	-	-	-	702,266
Warranty	9,448	-	2,941	-	12,389
Pension plan benefits	-	-	60,066	-	60,066
Intercompany notes payable	94,512	-	1,330,504	(1,425,016)	-
Deferred tax liabilities noncurrent, net	(35,923)	-	106,681	-	70,758
Other noncurrent obligations	17,320	-	54,584	-	71,904

Total liabilities	989,755	-	1,854,717	(1,443,861)	1,400,611

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,308,031	97,377	46,716	(144,093)	1,308,031
Accumulated other comprehensive income (loss), net	(15,283)	(9,200)	31,471	(22,271)	(15,283)
Retained earnings	57,037	10,750	115,594	(126,344)	57,037

Total shareholders’ equity	1,349,785	98,927	193,781	(292,708)	1,349,785

Total liabilities and shareholders’ equity	$2,339,540	$98,927	$2,048,498	$(1,736,569)	$2,750,396

Consolidating Balance Sheet

December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$16,385	$379	$105,129	$-	$121,893
Accounts receivable, net	117,104	2,316	218,528	-	337,948
Intercompany accounts receivable	9,524	52	1,572	(11,148)	-
Inventories	71,581	-	98,881	(378)	170,084
Deferred tax assets current, net	13,085	(44)	7,721	-	20,762
Other current assets	32,349	108	42,772	-	75,229

Intercompany other	32,456	3,658	4,999	(41,113)	-
Total current assets	292,484	6,469	479,602	(52,639)	725,916

Property, plant, and equipment, net	116,081	-	202,136	-	318,217
Prepaid debt fees	8,628	-	-	-	8,628
Deferred tax assets noncurrent, net	67,195	-	22,737	-	89,932
Other noncurrent assets	5,625	-	12,492	-	18,117
Intangible assets, net	58,168	-	330,044	-	388,212
Goodwill	174,781	-	1,130,818	-	1,305,599
Investment in subsidiaries	(9,081)	(12,444)	-	21,525	-
Intercompany notes receivable	1,723,587	94,511	-	(1,818,098)	-

Total assets	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,480	$66	$151,709	$-	$219,255
Other current liabilities	21,147	-	43,436	-	64,583
Intercompany accounts payable	1,674	184	9,290	(11,148)	-
Wages and benefits payable	20,621	102	50,869	-	71,592
Taxes payable	1,776	(43)	12,644	-	14,377
Current portion of long-term debt	10,871	-	-	-	10,871
Current portion of warranty	8,418	-	12,523	-	20,941
Unearned revenue	36,421	-	3,719	-	40,140
Deferred tax liabilities current, net	(1,550)	-	3,175	-	1,625
Short-term intercompany advances	8,661	2,450	30,002	(41,113)	-

Total current liabilities	175,519	2,759	317,367	(52,261)	443,384

Long-term debt	770,893	-	-	-	770,893
Warranty	9,919	-	3,013	-	12,932
Pension plan benefits	-	-	63,040	-	63,040
Intercompany notes payable	94,512	-	1,723,586	(1,818,098)	-
Deferred tax liabilities noncurrent, net	(37,176)	-	117,871	-	80,695
Other noncurrent obligations	23,287	-	59,876	-	83,163

Total liabilities	1,036,954	2,759	2,284,753	(1,870,359)	1,454,107

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,299,134	107,165	80,723	(187,888)	1,299,134
Accumulated other comprehensive income (loss), net	71,130	(9,200)	19,689	(10,489)	71,130
Retained earnings (accumulated deficit)	30,250	(12,188)	(207,336)	219,524	30,250

Total shareholders’ equity	1,400,514	85,777	(106,924)	21,147	1,400,514

Total liabilities and shareholders’ equity	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

	Parent	Combined Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$26,787	$758	$9,725	$(10,483)	$26,787
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,251	-	22,026	-	33,277
Stock-based compensation	4,576	-	-	-	4,576
Amortization of prepaid debt fees	1,252	-	-	-	1,252
Amortization of convertible debt discount	2,456	-	-	-	2,456
Deferred income taxes, net	(9,469)	-	(4,340)	-	(13,809)
Equity in losses of guarantor and non-guarantor subsidiaries, net	(10,483)	-	-	10,483	-
Other adjustments, net	2,710	-	828	-	3,538
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,095)	-	(5,171)	-	(6,266)
Inventories	(21,346)	-	(6,407)	-	(27,753)
Accounts payables, other current liabilities, and taxes payable	16,110	-	14,665	-	30,775
Wages and benefits payable	8,343	-	1,918	-	10,261
Unearned revenue	7,299	-	3,758	-	11,057
Warranty	124	-	167	-	291
Intercompany transactions, net	1,502	-	(1,502)	-	-
Other operating, net	(1,758)	-	(8,905)	-	(10,663)

Net cash provided by operating activities	38,259	758	26,762	-	65,779

Investing activities
Acquisitions of property, plant, and equipment	(8,714)	-	(7,437)	-	(16,151)
Current intercompany notes, net	27,096	(758)	5,000	(31,338)	-
Other investing, net	4,573	-	(1,471)	-	3,102

Net cash provided by (used in) investing activities	22,955	(758)	(3,908)	(31,338)	(13,049)

Financing activities
Payments on debt	(52,837)	-	-	-	(52,837)
Issuance of common stock	4,542	-	-	-	4,542
Current intercompany notes, net	(4,242)	-	(27,096)	31,338	-
Other financing, net	-	-	(96)	-	(96)

Net cash used in financing activities	(52,537)	-	(27,192)	31,338	(48,391)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(2,814)	-	(2,814)

Increase (decrease) in cash and cash equivalents	8,677	-	(7,152)	-	1,525
Cash and cash equivalents at beginning of period	16,385	-	105,508	-	121,893

Cash and cash equivalents at end of period	$25,062	$-	$98,356	$-	$123,418

Non-cash transactions:
Fixed assets purchased but not yet paid	$263	$-	$3,208	$-	$3,471

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6	$-	$2,990	$-	$2,996
Interest, net of amounts capitalized	12,527	-	99	-	12,626

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(19,729)	$(950)	$(19,691)	$20,641	$(19,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,422	-	24,814	-	36,236
Stock-based compensation	4,487	-	-	-	4,487
Amortization of prepaid debt fees	1,840	-	-	-	1,840
Amortization of convertible debt discount	2,570	-	-	-	2,570
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(3,315)	-	(4,339)	-	(7,654)
Equity in losses of guarantor and non-guarantor subsidiaries, net	18,552	2,089	-	(20,641)	-
Other adjustments, net	3,045	-	57	-	3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,165	(560)	696	-	11,301
Inventories	1,641	-	325	-	1,966
Accounts payables, other current liabilities, and taxes payable	(2,486)	161	2,641	-	316
Wages and benefits payable	(1,842)	(46)	(5,190)	-	(7,078)
Unearned revenue	14,418	-	1,378	-	15,796
Warranty	(1,949)	-	(1,468)	-	(3,417)
Intercompany transactions, net	(237)	291	(54)	-	-
Other operating, net	(1,455)	13	(5,528)	-	(6,970)

Net cash provided by (used in) operating activities	48,087	998	(6,359)	-	42,726

Investing activities
Acquisitions of property, plant, and equipment	(5,874)	-	(7,838)	-	(13,712)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,217)	-	-	-	(1,217)
Current intercompany notes, net	598	-	1,217	(1,815)	-
Long-term intercompany notes receivable, net	3,731	(1,021)	1,135	(3,845)	-
Other investing, net	(2,567)	-	3,231	-	664

Net cash used in investing activities	(5,329)	(1,021)	(2,255)	(5,660)	(14,265)

Financing activities
Payments on debt	(67,551)	-	-	-	(67,551)
Issuance of common stock	724	-	-	-	724
Current intercompany notes, net	(1,217)	-	(598)	1,815	-
Long-term intercompany notes payable, net	(3,615)	-	(230)	3,845	-
Other financing, net	(587)	-	-	-	(587)

Net cash used in by financing activities	(72,246)	-	(828)	5,660	(67,414)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(3,346)	-	(3,346)

Decrease in cash and cash equivalents	(29,488)	(23)	(12,788)	-	(42,299)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-

Cash and cash equivalents at end of period	$40,856	$217	$61,018	$-	$102,091

Non-cash transactions:
Fixed assets purchased but not yet paid	$2,266	$-	$3,294	$-	$5,560
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$301	$-	$1,193	$-	$1,494
Interest, net of amounts capitalized	15,294	115	36	-	15,445

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 25, 2010.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) competition, 4) changes in estimated liabilities for product warranties and/or litigation, 5) our dependence on customers’ acceptance of new products and their performance, 6) changes in domestic and international laws and regulations, 7) future business combinations, 8) changes in estimates for stock-based compensation and pension costs, 9) changes in foreign currency exchange rates and interest rates, 10) international business risks, 11) our own and our customers’ or suppliers’ access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

Overview

Revenues for the first quarter of 2010 increased 29%, compared with the first quarter of 2009, primarily due to the deployment of three large advanced metering infrastructure (AMI) contracts. AMI revenues were 22% of total Company revenues, compared with less than 1% in the first quarter of 2009. Total twelve-month backlog was $981 million at March 31, 2010, compared with $471 million at March 31, 2009.

North America meter volumes (with and without AMR/AMI) increased 68%, while International meter volumes decreased 12%.

Term debt repayments during the first quarter of 2010 were $52.8 million, bringing the total debt outstanding to $712.8 million at March 31, 2010.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2010	2009	% Change
	(in millions)
Revenues	$499.3	$388.5	29%
Gross Profit	$158.9	$129.6	23%
Gross Margin	32%	33%

	Three Months Ended March 31,
	2010	2009
	(in millions)
Revenues by region
Europe	$195.5	$197.5
United States and Canada	240.6	134.8
Other	63.2	56.2

Total revenues	$499.3	$388.5

Revenues

Revenues increased $110.8 million, or 29%, for the three months ended March 31, 2010, compared with the same period in 2009. The translation effect of a weaker U.S. dollar against most foreign currencies in the first quarter of 2010, as compared with the first quarter of 2009, accounted for $24.0 million of the increase. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the first quarters of 2010 and 2009. Our 10 largest customers accounted for approximately 32% and 15% of total revenues for the first quarters of 2010 and 2009, respectively.

Gross Margins

Gross margin was 32% for the first quarter of 2010, compared with 33% during the same period in 2009. The decrease in gross margin for the three months ended March 31, 2010 was due to a decline in Itron North America’s gross margins. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary

Meters are sold with and without advanced functionality. In addition, smart meter modules (AMR/AMI) can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and AMR/AMI module volumes are as follows:

	Three Months Ended March 31,
	2010	2009
Total meters (with and without AMR/AMI)	(units in thousands)
Itron North America
Electricity	1,450	840
Gas	100	80

Itron International
Electricity	1,640	1,810
Gas	980	1,320
Water	2,290	2,450

Total meters with and without AMR/AMI	6,460	6,500

Additional meter information (Total Company)
Meters with AMR	670	780
Meters with AMI	810	20
Standalone AMR/AMI modules	1,190	1,000

Meters with AMR/AMI and modules	2,670	1,800

Meters with other vendors’ AMR/AMI	190	190

Operating Segment Results

For a description of our operating segments, see Note 14 of the condensed consolidated financial statements. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Three Months Ended March 31,
	2010	2009	% Change
Segment Revenues	(in millions)
Itron North America	$243.1	$139.4	74%
Itron International	256.2	249.1	3%

Total revenues	$499.3	$388.5	29%

	Three Months Ended March 31,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)
Itron North America	$79.9	33%	$52.3	38%
Itron International	79.0	31%	77.3	31%

Total gross profit and margin	$158.9	32%	$129.6	33%

	Three Months Ended March 31,
	2010		2009
Segment Operating Income (Loss)	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
and Operating Margin	(in millions)		(in millions)
Itron North America	$33.8	14%	$7.8	6%
Itron International	10.5	4%	9.8	4%
Corporate unallocated	(10.8)		(8.7)

Total Company	$33.5	7%	$8.9	2%

Itron North America: Revenues increased $103.7 million, or 74%, which was driven by meter shipments increasing 68% during the first quarter of 2010, compared with the same period in 2009. Our three largest AMI contracts accounted for 44% of first quarter 2010 revenues, compared with less than 2% in the first quarter of 2009. The number of non-AMI meters and standalone modules decreased 10% in the first quarter of 2010, compared with the same period last year.

Gross margin decreased 4.6 percentage points in the first quarter of 2010, compared with the same period in 2009, primarily due to the significant increase in shipments of our first generation AMI meters, which currently have lower margins. In addition, gross margin was also lower due to increased compensation costs resulting from the reinstatement of our annual incentive plans.

Two customers each represented more than 10% of Itron North America revenues in the first quarter of 2010. No customer represented more than 10% of Itron North America operating segment revenues in the first quarter of 2009.

Itron North America operating expenses increased $1.6 million, or 4%, for the first quarter of 2010, compared with the same period in 2009, primarily due to increased compensation expense. These higher costs were partially offset by lower amortization of intangible assets. As a result of higher revenues, operating expenses as a percentage of revenues were 19% for the first quarter of 2010, compared with 32% for the same period in 2009.

Itron International: Revenues increased $7.1 million, or 3%, for the first quarter of 2010, compared with the same period in 2009. Excluding the translation effect of a weaker U.S. dollar against most foreign currencies in the first quarter of 2010, as compared with the first quarter of 2009, revenues declined 6% as a result of continued softened demand and economic conditions in certain markets.

Gross margin was constant for the first quarter of 2010, compared with the same period last year.

Business line revenues for Itron International were as follows:

	Three Months Ended March 31,
	2010	2009
Electricity	37%	37%
Gas	27%	28%
Water	36%	35%

No single customer represented more than 10% of Itron International operating segment revenues in the first quarter of 2010 and 2009.

Operating expenses for Itron International were $68.5 million and $67.5 million for the first quarters of 2010 and 2009, or 27% of revenues for the respective periods. For the first quarter of 2010, including the impact of a change in foreign currency rates, amortization of intangible assets decreased by $3.9 million. Operating expenses, excluding amortization expense and before the impact of foreign currency exchange rate changes, remained constant for the quarters ended March 31, 2010 and 2009.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $2.1 million in the first quarter of 2010, compared with the same period last year, primarily due to compensation expense, including the reinstatement of bonus and profit sharing plans.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2010	$481	$1,459	$981
December 31, 2009	397	1,488	807
September 30, 2009	400	1,577	749
June 30, 2009	427	1,573	646
March 31, 2009	625	1,526	471

When we sign agreements to deploy our OpenWay meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. Bookings and backlog for the first quarter of 2009 included $257 million related to the San Diego Gas & Electric AMI contract, while the first quarter of 2010 did not include significant AMI contract bookings.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2010	% of Revenues	2009	% of Revenues
	(in millions)		(in millions)
Sales and marketing	$41.5	8%	$37.0	10%
Product development	33.0	7%	31.1	8%
General and administrative	33.1	7%	29.0	7%
Amortization of intangible assets	17.8	3%	23.5	6%

Total operating expenses	$125.4	25%	$120.6	31%

Operating expenses increased 4% for the first quarter of 2010, compared with the same period in 2009. The $4.8 million increase in operating expenses for the first quarter of 2010 was due to translation impact of a weakening U.S. dollar of approximately $5.0 million and increased compensation expense, offset by lower amortization of intangible assets of $5.7 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest income	$167	$535
Interest expense	(13,671)	(15,005)
Amortization of prepaid debt fees	(1,252)	(1,840)
Loss on extinguishment of debt, net	-	(10,340)
Other income (expense), net	(592)	(2,034)

Total other income (expense)	$(15,348)	$(28,684)

Interest income: Interest income decreased in the first quarter of 2010, compared with the same period in 2009, due to lower interest rates in 2010. Average cash and cash equivalent balances have increased 13% in 2010, compared with the same period in 2009.

Interest expense: Interest expense decreased 9% in the first quarter of 2010, compared with the same period in 2009, primarily due to the decline in the principal balance of our debt outstanding and a decline in the London Interbank Offered Rate (LIBOR). The weighted average debt balance outstanding for the first quarter of 2010 and 2009 was $768.4 million and $1.0 billion, respectively. The decrease in interest expense was partially offset by an increase in the applicable margin on our term loans, from 1.75% at March 31, 2009 to 3.50% at March 31, 2010, related to our term loan agreement amendment in the second quarter of 2009. At March 31, 2010, inclusive of our interest rate swaps, 88% of our borrowings were at fixed rates. See Note 6 of the condensed consolidated financial statements for additional details related to our long-term borrowings.

Amortization of prepaid debt fees: Amortization of prepaid debt fees decreased 32% in the first quarter of 2010, compared with the same period in 2009, primarily due to lower debt repayments. Cash repayments on our borrowings were $52.8 million for the three months ended March 31, 2010, compared with $67.6 million in the same period in 2009. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal amount outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the induced conversion of a portion of our convertible notes, see Note 6 of the condensed consolidated financial statements.

Other income (expense), net: Other expenses, net, typically result from foreign currency fluctuations due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency. In the first quarter of 2009, other expense also included consulting and legal fees associated with the amendment to our credit facility, which was finalized in the second quarter of 2009.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating activities	$65.8	$42.7
Investing activities	(13.1)	(14.3)
Financing activities	(48.4)	(67.4)
Effect of exchange rates on cash and cash equivalents	(2.8)	(3.3)

Increase (decrease) in cash and cash equivalents	$1.5	$(42.3)

Cash and cash equivalents was $123.4 million at March 31, 2010, compared with $121.9 million at December 31, 2009. The increase was primarily due to increased revenues and slightly lower repayments of borrowings.

Operating activities

Cash provided by operating activities for the first quarter of 2010 was $23.1 million higher, compared with the same period in 2009, primarily due to increased revenues.

Investing activities

Investing activities consist primarily of capital expenditures associated with the expansion of our manufacturing capacity.

Financing activities

During the first quarter of 2010, we repaid $52.8 million in borrowings, compared with $67.6 million during the same period in 2009. Cash generated from the exercise of stock-based awards was $4.5 million for the first quarter of 2010, compared with $724,000 during the same period in 2009.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first quarter of 2010 was a decrease of $2.8 million, compared with a decrease of $3.3 million for the same period in 2009.

Non-cash transactions

During the first quarter of 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. See Note 6 of the condensed consolidated financial statements for further discussion.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2010 and December 31, 2009 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

For a description of the term loans under our credit facility and convertible senior subordinated notes, see Note 6 of the condensed consolidated financial statements.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the multicurrency revolving line of credit that is part of our credit facility, see Note 11 of the condensed consolidated financial statements.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2010 contributions, see Note 8 of the condensed consolidated financial statements.

Our net deferred income tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $206,000 in U.S. federal and state taxes and approximately $18.6 million in local and foreign taxes in 2010. See Note 10 of the condensed consolidated financial statements for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Working capital, which represents current assets less current liabilities, was $265.8 million at March 31, 2010, compared with $282.5 million at December 31, 2009.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10-Q.

Contingencies

See Note 11 of the condensed consolidated financial statements.

Critical Accounting Estimates

Revenue Recognition

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13) and ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three months ended March 31, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise third-party evidence (TPE). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP).

VSOE is generally limited to the price charged when the same or similar product is sold separately or, if applicable, the stated renewal rate in the agreement. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.

For arrangements entered into or materially modified after January 1, 2010, if we are unable to establish selling price using VSOE or TPE, we will use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold.

We plan to analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

The majority of our revenue arrangements involve multiple elements, which require us to determine the fair value of each element and then allocate the total arrangement consideration among the separate elements based on the relative fair value percentages. Revenues for each element are then recognized based on the type of element, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other elements in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

Fair value represents the estimated price charged when an item is sold separately. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until the fair value can be objectively determined for any remaining undelivered elements. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Unearned revenue is recorded when a customer pays for products or services where the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues relate primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but for which the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Refer to Item 1: “Financial Statements, Note 1: Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for unearned revenue and deferred costs outstanding at March 31, 2010 and December 31, 2009.

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

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits, state income taxes, and changes in our valuation allowance. Significant judgment is required in determining our actual tax rate and in evaluating our tax positions. Changes in tax laws and unanticipated tax liabilities could significantly impact our actual tax rate and profitability. We assess the likelihood of recovering our deferred tax assets, which include net operating loss and credit carryforwards and temporary differences expected to be deductible in future years.

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factor is the projection and character of future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

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

Derivative Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by FASB Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

Convertible Debt

Our convertible notes are separated into their liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt.

Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (loss) (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which consist of 95% of our benefit obligation, we match the plans’ expected future benefit payments against select bonds (bonds with market values that exceed €500 million, have a maturity greater than one year with no special features, and have a spread between the bid and ask prices of less than 5% of the average bid and ask prices).The yield curve derived for the euro denominated plans was 5.5%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans as of December 31, 2009 was 5.6%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2009 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans” of the condensed consolidated financial statements for our expected contributions for 2010.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement. Our excess tax benefit cannot be credited to common stock until the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. As part of our risk management strategy, we use derivative financial instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, therefore reducing the impact of volatility on earnings or protecting the fair values of assets and liabilities. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for trading or speculative purposes.

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at March 31, 2010. Including the effect of our interest rate swaps at March 31, 2010, 88% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of March 31, 2010, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at March 31, 2010.

	2010	2011	2012	2013	2014	Beyond 2014	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$–	$223.6	$–	$–	$–	$–	$223.6
Interest rate	2.50%	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$4.5	$6.1	$6.1	$6.1	$230.4	$–	$253.2
Average interest rate	3.83%	4.42%	4.68%	5.29%	5.79%

Principal: Euro term loan	$3.4	$4.5	$4.5	$4.5	$232.1	$–	$249.0
Average interest rate	4.24%	4.71%	4.94%	5.29%	5.61%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.31%	2.13%
Average interest rate (Receive)	0.33%	0.92%
Net/Spread	(1.98%)	(1.21%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%	6.59%
Average interest rate (Receive)	2.74%	3.21%	3.44%
Net/Spread	(3.85%)	(3.38%)	(3.15%)

(1)

The face value of our convertible notes is $223.6 million, while the carrying value is $210.6 million. (see Note 6 of the condensed consolidated financial statements for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. We are amortizing the remaining $13.0 million discount on the liability component of the convertible notes to interest expense over the next 15 months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement.

(2)

The one-year interest rate swaps are used to convert $200 million of our $253.2 million U.S. dollar denominated variable rate term loan from a floating LIBOR interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (see Note 7 of the condensed consolidated financial statements).

(3)

The amortizing euro denominated interest rate swap is used to convert $215.4 million (€160.0 million) of our $249.0 million (€185.0 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (see Note 7 of the condensed consolidated financial statements).

Based on a sensitivity analysis as of March 31, 2010, we estimate that if market interest rates average one percentage point higher in 2010 than in the table above, our earnings before income taxes in 2010 would not be materially impacted due to our interest rate swaps in place at March 31, 2010.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies; therefore, we face exposure to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in foreign currencies were 54% of total revenues for the first quarter of 2010, compared with 65% for the same period in 2009.

As a result of our acquisition of Actaris Metering Systems SA, which was an international company, we entered into a euro denominated term loan in 2007 that exposes us to fluctuations in the euro foreign exchange rate. We have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income. We had no hedge ineffectiveness (see Note 7 of the condensed consolidated financial statements).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During the first quarter of 2010, the notional amount of our outstanding forward contracts ranged from less than $1 million to $48 million offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)

Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There were no material changes, as defined by Item 103 of Regulation S-K, during the first quarter of 2010.

Item 1A:	Risk Factors

There were no material changes to risk factors during the first quarter of 2010 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2010 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Long-Term Performance Restricted Stock Unit (RSU) Award Notice and Agreement for U.S. Participants for use in connection with the Company’s 2010 Stock Incentive Plan.*

10.2	Form of Long-Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan.*

10.3	Form of Long-Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan.*

10.4	Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan.*

10.5	Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan.*

10.6	Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s 2010 Stock Incentive Plan.*

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

May 5, 2010	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer