Form 10-Q
period 2010-06-30
ITRON INC /WA/
filed 2010-08-04
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010 there were outstanding 40,374,888 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$569,460	$413,748	$1,068,740	$802,266
Cost of revenues	393,136	280,639	733,521	539,573

Gross profit	176,324	133,109	335,219	262,693

Operating expenses
Sales and marketing	40,974	37,925	82,511	74,900
Product development	33,022	30,809	66,062	61,967
General and administrative	33,285	28,467	66,342	57,491
Amortization of intangible assets	16,766	24,189	34,577	47,667

Total operating expenses	124,047	121,390	249,492	242,025

Operating income	52,277	11,719	85,727	20,668
Other income (expense)
Interest income	111	481	278	1,016
Interest expense	(13,965)	(16,399)	(28,888)	(33,244)
Loss on extinguishment of debt, net	-	-	-	(10,340)
Other income (expense), net	(425)	(2,877)	(1,017)	(4,911)

Total other income (expense)	(14,279)	(18,795)	(29,627)	(47,479)

Income (loss) before income taxes	37,998	(7,076)	56,100	(26,811)
Income tax (provision) benefit	(11,098)	22,365	(2,413)	22,371

Net income (loss)	$26,900	$15,289	$53,687	$(4,440)

Earnings (loss) per common share-Basic	$0.67	$0.40	$1.33	$(0.12)

Earnings (loss) per common share-Diluted	$0.65	$0.40	$1.31	$(0.12)

Weighted average common shares outstanding-Basic	40,329	37,776	40,261	36,968
Weighted average common shares outstanding-Diluted	41,161	38,130	41,011	36,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$137,371	$121,893
Accounts receivable, net	366,476	337,948
Inventories	201,678	170,084
Deferred tax assets current, net	20,833	20,762
Other current assets	65,336	75,229

Total current assets	791,694	725,916

Property, plant, and equipment, net	289,409	318,217
Prepaid debt fees	7,109	8,628
Deferred tax assets noncurrent, net	67,684	89,932
Other noncurrent assets	15,612	18,117
Intangible assets, net	309,030	388,212
Goodwill	1,146,082	1,305,599

Total assets	$2,626,620	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$235,441	$219,255
Other current liabilities	59,677	64,583
Wages and benefits payable	85,386	71,592
Taxes payable	18,097	14,377
Current portion of long-term debt	10,182	10,871
Current portion of warranty	26,250	20,941
Unearned revenue	37,987	40,140
Deferred tax liabilities current, net	1,625	1,625

Total current liabilities	474,645	443,384

Long-term debt	663,159	770,893
Warranty	22,953	12,932
Pension plan benefits	54,953	63,040
Deferred tax liabilities noncurrent, net	60,017	80,695
Other noncurrent obligations	67,908	83,163

Total liabilities	1,343,635	1,454,107

Commitments and contingencies

Shareholders’ equity
Preferred stock	-	-
Common stock	1,315,067	1,299,134
Accumulated other comprehensive income (loss), net	(116,019)	71,130
Retained earnings	83,937	30,250

Total shareholders’ equity	1,282,985	1,400,514

Total liabilities and shareholders’ equity	$2,626,620	$2,854,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$53,687	$(4,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,071	74,407
Stock-based compensation	9,121	9,279
Amortization of prepaid debt fees	2,762	2,272
Amortization of convertible debt discount	4,957	4,895
Loss on extinguishment of debt, net	-	9,960
Deferred taxes, net	(7,159)	(35,000)
Other adjustments, net	3,306	(465)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52,332)	9,940
Inventories	(40,930)	(1,575)
Accounts payables, other current liabilities, and taxes payable	42,463	(4,054)
Wages and benefits payable	19,648	(9,004)
Unearned revenue	(1,205)	12,719
Warranty	14,034	(4,190)
Other operating, net	3,663	2,609

Net cash provided by operating activities	117,086	67,353

Investing activities
Acquisitions of property, plant, and equipment	(27,716)	(27,804)
Business acquisitions & contingent consideration, net of cash equivalents acquired	-	(1,317)
Other investing, net	4,495	3,973

Net cash used in investing activities	(23,221)	(25,148)

Financing activities
Payments on debt	(73,881)	(70,241)
Issuance of common stock	6,812	162,153
Prepaid debt fees	(1,340)	(3,992)
Other financing, net	(897)	(587)

Net cash (used in) provided by financing activities	(69,306)	87,333

Effect of foreign exchange rate changes on cash and cash equivalents	(9,081)	2,200

Increase in cash and cash equivalents	15,478	131,738
Cash and cash equivalents at beginning of period	121,893	144,390

Cash and cash equivalents at end of period	$137,371	$276,128

Non-cash transactions:
Fixed assets purchased but not yet paid, net	$(3,491)	$5,149
Exchange of debt (face value) for common stock	-	120,984
Contingent consideration payable for previous acquisitions	-	2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,355	$5,926
Interest, net of amounts capitalized	21,178	31,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2009 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation

We consolidate all entities in which we have a greater than 50% ownership interest. We also consolidate entities in which we have a 50% or less investment and over which we have control. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At June 30, 2010, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

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

The net fair value of our derivative instruments may switch between a net asset and a net liability depending on market circumstances at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. For our hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. The allowance for doubtful accounts is based on our historical experience of bad debts and our specific review of outstanding receivables at period-end. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at June 30, 2010 or December 31, 2009.

Prepaid Debt Fees

Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the lives of the respective borrowings, including contingent maturity or call features, using the effective interest method, or straight-line method when associated with a revolving credit facility. When debt is repaid early, the related portion of unamortized prepaid debt fees is written-off and included in interest expense.

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

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) and ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three and six months ended June 30, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

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

For multiple element software arrangements that do not include hardware, revenue recognition is dependent upon the availability of VSOE for fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements.

We primarily enter into two types of multiple deliverable arrangements, which may include any combination of hardware and associated software and services.

Arrangements that do not include the deployment of our OpenWay® technology are recognized as follows:

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $43.5 million and $45.4 million at June 30, 2010 and December 31, 2009 related primarily to professional services and software associated with our OpenWay contracts, extended warranty, and prepaid post contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $12.7 million and $19.7 million at June 30, 2010 and December 31, 2009.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting requirement period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Foreign Exchange

Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI.

Fair Value Measurements

For assets and liabilities measured at fair value, the GAAP fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). We hold no assets or liabilities measured using Level 1 fair value inputs.

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

New Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Primarily Trades, to eliminate disparity in practice. ASU 2010-13 clarifies that differences between currencies of the underlying equity securities of the share-based payment award and the functional currency of the employer entity or the employee’s payroll currency should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This pronouncement will be effective on January 1, 2011 and will not have an impact on our consolidated financial statements as we treat this type of share-based payment award as equity.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$26,900	$15,289	$53,687	$(4,440)

Weighted average common shares outstanding-Basic	40,329	37,776	40,261	36,968
Dilutive effect of convertible notes	283	354	206	-
Dilutive effect of stock-based awards	549	-	544	-

Weighted average common shares outstanding-Diluted	41,161	38,130	41,011	36,968

Earnings (loss) per common share-Basic	$0.67	$0.40	$1.33	$(0.12)

Earnings (loss) per common share-Diluted	$0.65	$0.40	$1.31	$(0.12)

Stock-based Awards

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 374,000 and 671,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended June 30, 2010 and 2009, and approximately 419,000 and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the six months ended June 30, 2010 and 2009 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes

We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three and six months ended June 30, 2010 and 2009 were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and six months ended June 30, 2010 exceeded the conversion price of $65.16 and, therefore, approximately 283,000 and 206,000 shares have been included in the diluted EPS calculation for these respective periods. The average price of our common stock for the three and six months ended June 30, 2009 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding.

Preferred Stock

We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, rates, and subject to such adjustments as set by the Board of Directors. There was no preferred stock sold or outstanding at June 30, 2010 and December 31, 2009.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At June 30, 2010	At December 31, 2009
	(in thousands)
Trade receivables (net of allowance of $6,298 and $6,339)	$334,498	$319,237
Unbilled revenue	31,978	18,711

Total accounts receivable, net	$366,476	$337,948

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Beginning balance	$5,870	$5,213	$6,339	$5,954
Provision for doubtful accounts, net	742	2,008	662	1,890
Accounts written off	(43)	(339)	(173)	(636)
Effects of change in exchange rates	(271)	389	(530)	63

Ending balance, June 30	$6,298	$7,271	$6,298	$7,271

Inventories

	At June 30, 2010	At December 31, 2009
	(in thousands)
Materials	$105,496	$85,358
Work in process	19,322	17,668
Finished goods	76,860	67,058

Total inventories	$201,678	$170,084

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $9.7 million and $10.6 million at June 30, 2010 and December 31, 2009, respectively.

Property, plant, and equipment, net

	At June 30, 2010	At December 31, 2009
	(in thousands)
Machinery and equipment	$244,891	$243,652
Computers and purchased software	58,744	66,787
Buildings, furniture, and improvements	136,669	144,639
Land	34,505	37,738
Construction in progress, including purchased equipment	18,104	22,009

Total cost	492,913	514,825
Accumulated depreciation	(203,504)	(196,608)

Property, plant, and equipment, net	$289,409	$318,217

Depreciation expense was $15.0 million and $14.0 million for the three months ended June 30, 2010 and 2009, and $30.5 million and $26.7 million for the six months ended June 30, 2010 and 2009, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At June 30, 2010			At December 31, 2009
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$366,175	$(247,896)	$118,279	$398,043	$(244,545)	$153,498
Customer contracts and relationships	267,365	(93,021)	174,344	306,061	(92,187)	213,874
Trademarks and trade names	70,608	(55,253)	15,355	77,439	(57,957)	19,482
Other	23,953	(22,901)	1,052	24,713	(23,355)	1,358

Total intangible assets	$728,101	$(419,071)	$309,030	$806,256	$(418,044)	$388,212

A summary of the intangible asset account activity is as follows:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Beginning balance, intangible assets, gross	$806,256	$796,236
Effect of change in exchange rates	(78,155)	(3,685)

Ending balance, intangible assets, gross	$728,101	$792,551

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amount of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in millions)
Amortization of intangible assets	$16.8	$24.2	$34.6	$47.7

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2010 (amount remaining at June 30, 2010)	$32,700
2011	55,950
2012	42,834
2013	34,557
2014	28,330
Beyond 2014	114,659

Total intangible assets, net	$309,030

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at June 30, 2010 and 2009:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2009	$193,598	$1,092,255	$1,285,853
Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	596	(10,285)	(9,689)

Goodwill balance at June 30, 2009	$196,294	$1,081,970	$1,278,264

Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	89	(159,606)	(159,517)

Goodwill balance at June 30, 2010	$197,604	$948,478	$1,146,082

Due to continued refinements of our management and geographic reporting structures, minor amounts of goodwill have been reallocated between our reporting segments. Historical segment information has been revised to conform to our current segment reporting structure.

In 2009, the adjustment of previous acquisitions represents contingent consideration that became payable associated with two acquisitions completed in 2006.

Note 6:    Debt

The components of our borrowings are as follows:

	At June 30, 2010	At December 31, 2009
	(in thousands)
Term loans
USD denominated term loan	$251,667	$284,693
EUR denominated term loan	208,548	288,902
Convertible senior subordinated notes	213,126	208,169

	673,341	781,764
Current portion of long-term debt	(10,182)	(10,871)

Total long-term debt	$663,159	$770,893

Credit Facility

Our credit facility is dated April 18, 2007 and includes two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at June 30, 2010 and December 31, 2009 was €169.1 million and €200.8 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at June 30, 2010 and 3.75% at December 31, 2009. Our interest rates were 3.86% for the U.S. dollar denominated and 4.14% for the euro denominated term loans at June 30, 2010. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. Maturities of the term loans and multicurrency revolving line of credit are in April 2014 and 2013, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

The credit facility includes a multicurrency revolving line of credit, which was increased from $115 million to $240 million on June 9, 2010. The increase was completed without amending the credit facility. Prepaid debt fees of $1.1 million were capitalized associated with the increase in the credit line. There were no other changes to the credit facility.

At June 30, 2010, there were no borrowings outstanding under the revolving line of credit, and $30.1 million was utilized by outstanding standby letters of credit resulting in $209.9 million being available for additional borrowings.

We repaid $21.1 million and $73.9 million of the term loans during the three and six months ended June 30, 2010, respectively. Repayments of $2.7 million and $70.2 million were made during the three and six months ended June 30, 2009, respectively. These repayments were made with cash flows from operations and cash on hand. We were in compliance with the debt covenants under the credit facility at June 30, 2010.

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
¡

during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the average conversion value of the convertible notes;

¡	if the convertible notes are called for redemption;
¡	if a fundamental change occurs; or
¡	upon the occurrence of defined corporate events.

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at June 30, 2010 was $61.82 per share.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by one U.S. subsidiary, which is 100% owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at June 30, 2010.

At June 30, 2010 and December 31, 2009, the contingent conversion threshold was not exceeded and, therefore, the aggregate principal amount of the convertible notes is included in long-term debt. The contingent conversion threshold may be triggered during any quarter prior to July 2011, and the notes become convertible, as our stock price is subject to fluctuation. Effective July 1, 2010, we will classify the convertible notes as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring within the next 12 months.

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

	At June 30, 2010	At December 31, 2009
	(in thousands)
Face value of convertible debt	$223,604	$223,604
Unamortized discount	(10,478)	(15,435)

Net carrying amount of debt component	$213,126	$208,169

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Contractual interest coupon	$1,397	$1,397	$2,795	$3,044
Amortization of the discount on the liability component	2,501	2,324	4,957	4,895

Total interest expense	$3,898	$3,721	$7,752	$7,939

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 12 months.

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

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at June 30, 2010 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at June 30, 2010. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at June 30, 2010 and December 31, 2009 are as follows:

		Fair Value
	Balance Sheet Location	At June 30, 2010	At December 31, 2009
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$74	$3,986

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20

Interest rate swap contracts	Other current liabilities	$(8,453)	$(11,478)

Interest rate swap contracts	Other noncurrent obligations	(2,315)	(3,676)

Euro denominated term loan *	Current portion of long-term debt	(4,131)	(4,820)

Euro denominated term loan *	Long-term debt	(204,417)	(284,082)

Total derivatives designated as hedging instruments under Subtopic 815-20		$(219,316)	$(304,056)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(271)	$(2,442)

Total liability derivatives		$(219,587)	$(306,498)

* The euro denominated term loan is a nonderivative financial instrument designated as a hedge of our net investment in international operations. It is recorded at its carrying value in the Consolidated Balance Sheets and is not recorded at fair value.

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

		2010	2009
		(in thousands)
Net unrealized loss on hedging instruments at January 1,		$(30,300)	$(29,772)
Unrealized gain (loss) on derivative instruments		(2,542)	(3,804)
Unrealized gain (loss) on a nonderivative net investment hedging instrument		24,352	2,848
Realized (gains) losses reclassified into net income (loss)		4,197	3,803

Net unrealized loss on hedging instruments at June 30,		$(4,293)	$(26,925)

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

We have entered into one-year pay-fixed receive one-month LIBOR interest rate swaps to convert $200 million of our U.S. dollar term loan from a floating LIBOR interest rate to a fixed interest rate as follows:

Transaction Date	Effective Date of Swap	Notional amount	Fixed Interest Rate
		(in thousands)
October 27, 2008	June 30, 2009 - June 30, 2010	$200,000	2.68%

July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.15%

July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.11%

At June 30, 2010 and December 31, 2009, our U.S. dollar term loan had a balance of $251.7 million and $284.7 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.1 million, which was based on the Bloomberg U.S. dollar swap yield curve as of June 30, 2010.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $177.7 million (€144.1 million) and $252.9 million (€175.8 million) as of June 30, 2010 and December 31, 2009, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $5.4 million (€4.4 million), which was based on the Bloomberg euro swap yield curve as of June 30, 2010.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months and six months ended June 30 are as follows:

Derivatives in ASC 815-20 Cash	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Flow Hedging Relationships	Portion)		Location	Amount		Location	Amount
	2010	2009		2010	2009		2010	2009
	(in thousands)			(in thousands)			(in thousands)
Three months ended June 30,

Interest rate swap contracts	$(839)	$(1,658)	Interest expense	$(3,238)	$(3,605)	Interest expense	$(14)	$(136)

Six months ended June 30,

Interest rate swap contracts	$(4,122)	$(6,165)	Interest expense	$(6,810)	$(6,162)	Interest expense	$(74)	$(184)

Net Investment Hedge

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $208.5 million (€169.1 million) and $288.9 million (€200.8 million) as of June 30, 2010 and December 31, 2009, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the three and six months ended June 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$20,943	$(18,328)	$39,498	$4,613
Net of tax	$12,908	$(11,325)	$24,352	$2,848

Derivatives Not Designated as Hedging Relationships

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During the six months ended June 30, 2010, we entered into 51 foreign currency option and forward transactions. The notional amounts of the contracts ranged from less than $1 million to $48 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange option and forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 are as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Foreign exchange option and forward contracts	$3,316	$(606)	$3,047	$(527)

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our employees in Germany, France, Spain, Italy, Belgium, Chile, Portugal, Hungary, and Indonesia offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2009.

Amounts recognized on the Consolidated Balance Sheets consist of:

	At June 30, 2010	At December 31, 2009
	(in thousands)
Current portion of pension plan liability in wages and benefits payable	$2,872	$2,975
Long-term portion of pension plan liability	54,953	63,040
Plan assets in other noncurrent assets	(518)	(613)

Net pension plan benefit liability	$57,307	$65,402

The decrease in the net pension plan liability from December 31, 2009 to June 30, 2010 is primarily due to the decrease in the value of the euro, as compared with the U.S. dollar. Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $313,000 and $338,000 to the defined benefit pension plans for the three and six months ended June 30, 2010, and $30,000 and $53,000 for the three and six months ended June 30, 2009, respectively. The timing of when contributions are made can vary by plan from year to year. For 2010, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2010 to our defined benefit pension plans. We contributed $397,000 to the defined benefit pension plans for the year ended December 31, 2009.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Service cost	$475	$419	$1,000	$868
Interest cost	844	886	1,750	1,740
Expected return on plan assets	(71)	(72)	(148)	(141)
Amortization of actuarial net gain	(6)	(99)	(13)	(182)
Amortization of unrecognized prior service costs	-	7	-	13

Net periodic benefit cost	$1,242	$1,141	$2,589	$2,298

Note 9:     Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three and six months ended June 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock options	$952	$2,262	$2,295	$4,572
Restricted stock awards and units	3,441	2,377	6,382	4,293
Unrestricted stock awards	14	15	189	135
ESPP	138	138	255	279

Total stock-based compensation	$4,545	$4,792	$9,121	$9,279

Related tax benefit	$1,324	$1,192	$2,732	$2,456

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009 (1)	2010	2009
Dividend yield	-	-	-	-
Expected volatility	-	-	48.7%	50.2%
Risk-free interest rate	-	-	2.3%	1.8%
Expected life (years)	-	-	4.61	4.91

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	-	-	-	-
Expected volatility	36.2%	75.7%	32.7%	87.7%
Risk-free interest rate	0.2%	0.2%	0.1%	0.5%
Expected life (years)	0.25	0.25	0.25	0.25

(1)	There were no employee stock options issued for the three months ended June 30, 2010 and 2009.

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, restricted stock awards, and unrestricted stock awards. At June 30, 2010, shares available for issuance under the Stock Incentive Plan were 2,956,386.

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96			$25.94
Exercised	(14)	30.16		$338
Forfeited	(17)	59.59
Expired	(5)	48.93

Outstanding, June 30, 2009	1,388	$51.89	6.64	$17,681

Exercisable and expected to vest, June 30, 2009	1,313	$49.89	6.52	$17,671

Exercisable, June 30, 2009	937	$43.15	5.90	$16,654

Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(133)	41.51		$4,114

Outstanding, June 30, 2010	1,117	$54.89	6.04	$15,391

Exercisable and expected to vest, June 30, 2010	1,104	$54.73	6.01	$15,379

Exercisable, June 30, 2010	963	$52.03	5.61	$15,241

(1)

The aggregate intrinsic value is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date.

As of June 30, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 18 months.

Restricted Stock Awards

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

The following table summarizes restricted award activity for the six months ended June 30:

	Number of Restricted Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2009	313
Granted	54	$70.76
Released	(20)		$1,309
Forfeited	(4)

Outstanding, June 30, 2009	343

Outstanding, January 1, 2010	326
Granted(2)	210	$63.52
Released	(75)		$4,965
Forfeited	(12)

Outstanding, June 30, 2010	449

Vested, June 30, 2010	2		$115

Expected to vest, June 30, 2010	366		$22,609

(1)

The aggregate intrinsic value is the market value of the stock released, vested, or expected to vest, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for stock vested but not released.

(2)	These restricted awards do not include the 2010 awards under the Performance Awards Agreement, which are not eligible for vesting until December 31, 2010.

At June 30, 2010, unrecognized compensation expense was $22.8 million, which is expected to be recognized over a weighted average period of approximately 26 months.

Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested at issuance and are expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares of unrestricted stock issued	192	300	2,766	2,116

Weighted average grant date fair value	$77.69	$49.55	$68.49	$63.62

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares of stock sold to employees(1)	10,736	19,831	23,086	32,750

Weighted average fair value per ESPP award(2)	$9.27	$8.28	$9.95	$7.64

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.
(2)	Relating to awards associated with the offering period(s) during the three and six months ended June 30.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At June 30, 2010, all compensation cost associated with the ESPP had been recognized. There were approximately 224,000 shares of common stock available for future issuance under the ESPP at June 30, 2010.

Note 10:    Income Taxes

Our tax provisions (benefits) as a percentage of income (loss) before tax typically differs from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

For the three and six months ended June 30, 2010, we had a tax provisions of 29% and 4%, based on a percentage of income before tax, as compared with a tax benefits of 316% and 83% for the same periods in 2009.

Our tax provisions in 2010 reflect higher projected pretax earnings in high tax jurisdictions, the benefit of certain interest expense deductions, and the election under U.S. Internal Revenue Code Section 338 with respect to the acquisition of Actaris Metering Systems SA (Actaris) in 2007. The 2010 tax provisions also include a benefit for the receipt of a clean energy manufacturing tax credit awarded as part of the American Recovery and Reinvestment Act and a benefit related to the reduction of tax reserves for certain foreign subsidiaries.

Our tax benefits in 2009 are the result of certain interest expense deductions and the election under U.S. Internal Revenue Code Section 338 with respect to the acquisition of Actaris in 2007, as well as the forecasted mix of earnings in different tax jurisdictions, which included lower income in higher tax jurisdictions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. Interest and penalties recognized, and accrued interest and penalties recorded, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Interest and penalties expense	$289	$619	$1,186	$1,332
Interest and penalties benefit	(791)	(13)	(890)	(39)

Net interest and penalties recognized	$(502)	$606	$296	$1,293

	At June 30, 2010	At December 31, 2009
	(in millions)
Accrued interest	$4.4	$4.1
Accrued penalties	2.9	3.4

	At June 30, 2010	At December 31, 2009
	(in millions)
Unrecognized tax benefits related to uncertain tax positions	$34.4	$46.2
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	34.4	46.2

At June 30, 2010, we expect to pay $1.9 million in income taxes, interest, or penalties related to uncertain tax positions over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $6.2 million within the next twelve months due to the potential lapse of certain applicable statutes of limitations and the final resolution of certain tax audits.

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	At June 30,	At December 31,
	2010	2009
	(in millions)
Credit facility(1)
Multicurrency revolving line of credit	$240.0	$115.0
Standby LOC’s issued and outstanding	30.1	39.9

Net available for additional borrowings and LOC’s	$209.9	$75.1

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$38.7	$38.7
Standby LOC’s issued and outstanding	(15.1)	(10.9)
Short-term borrowings(2)	(1.2)	(2.1)

Net available for additional borrowings and LOC’s	$22.4	$25.7

Unsecured surety bonds in force	$92.1	$71.4

(1)	See Note 6 for details regarding our credit facility, which is secured.
(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at June 30, 2010 were not material to our financial condition or results of operations.

On December 18, 2009, we received a statement of claim in the matter of an arbitration between Cinclus Technology (Cinclus) and Itron Metering Solutions UK Ltd (Itron UK). The claim relates to an alleged defect in meters sold to Cinclus during 2007 for installation on a project Cinclus was managing for E.ON, a utility with customers in Sweden. On December 23, 2009, we received a statement of claim in the matter of an arbitration between Cinclus and Itron UK relating to an alleged defect in meters sold to Cinclus during 2007 - 2009 for installation on a project Cinclus was managing for Fortum, a utility with customers in Sweden. Both arbitrations have been filed with the Arbitration Institute of the Stockholm Chamber of Commerce. In both arbitrations, Cinclus claims the meters provided by Itron UK fail to meet specifications because in certain environments the meters are affected by high frequency pollution from third party devices in the home environment, which impairs the meters’ capability to measure energy accurately. Cinclus asserts that all meters must be replaced at Itron UK’s cost and expense, including the cost of field work to replace the meters, plus other losses and damages to be specified at a later date. Itron UK has resolved the claim by Cinclus related to the E.ON project. The arbitration in the Cinclus proceeding related to the Fortum project was heard in June 2010, and the arbitration panel has taken the matter under advisement. Itron UK continues to deny the allegations raised by Cinclus related to the Fortum project and will continue to defend these claims.

We do not believe that any of the legal matters, including the arbitration between Itron UK and Cinclus related to the Fortum Project noted in the preceding paragraph, will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on Itron’s results of operations for the period in which such a loss is recognized.

Warranty

A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Beginning balance	$33,353	$34,838	$33,873	$38,255
New product warranties	2,900	1,588	5,696	3,122
Other changes/adjustments to warranties	14,366	1,519	15,596	3,109
Reclassification from other current liabilities	2,687	-	2,878	-
Claims activity	(3,317)	(5,085)	(7,063)	(10,721)
Effect of change in exchange rates	(786)	1,205	(1,777)	300

Ending balance, June 30	49,203	34,065	49,203	34,065
Less: current portion of warranty	(26,250)	(20,271)	(26,250)	(20,271)

Long-term warranty	$22,953	$13,794	$22,953	$13,794

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties. Warranty expense was $17.3 million and $21.3 million for the three and six months ended June 30, 2010, compared with $3.1 million and $6.2 million in the same periods last year. During 2010, warranty expense was approximately 30% and 70% for Itron North America and Itron International, respectively, compared with approximately 90% and 10% in 2009. The increase in Itron International’s warranty expense was primarily the result of $9.6 million recorded for the arbitration claims in Sweden noted above in legal matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in millions)
Plan costs	$4.3	$5.2	$9.4	$10.0
	At June 30, 2010	At December 31, 2009
	(in millions)
IBNR accrual	$2.3	$3.3

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. Due to a change in our medical plan administrator, we have reduced our claims processing time. Therefore, IBNR accrual is lower at June 30, 2010 compared with December 31, 2009. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Net income (loss)	$26,900	$15,289	$53,687	$(4,440)
Foreign currency translation adjustment, net	(115,005)	97,556	(212,471)	(2,924)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	(517)	(1,059)	(2,542)	(3,804)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	12,908	(11,325)	24,352	2,848
Net hedging (gain) loss reclassified into net income (loss), net	1,995	2,228	4,197	3,803
Pension plan benefits liability adjustment, net	(117)	(105)	(685)	(158)

Total comprehensive income (loss)	$(73,836)	$102,584	$(133,462)	$(4,675)

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Income tax (provision) benefit on foreign currency translation adjustment	$(72)	$(2,145)	$(585)	$(3,676)
Income tax (provision) benefit on net unrealized gain (loss) on derivative instruments(1)	322	598	1,580	2,361
Income tax (provision) benefit on net unrealized gain (loss) on a nonderivative net investment hedging instrument	(8,035)	7,003	(15,146)	(1,765)
Income tax (provision) benefit on net hedging (gain) loss reclassified into net income (loss)	(1,243)	(1,377)	(2,613)	(2,359)
Income tax benefit on pension plan benefits liability adjustment	38	45	221	67

Total income tax (provision) benefit on other comprehensive income (loss)	$(8,990)	$4,124	$(16,543)	$(5,372)

(1)	Designated as cash flow hedges

Accumulated other comprehensive income (loss), net of tax, was ($116.0) million at June 30, 2010 and $71.1 million at December 31, 2009. These amounts consisted of the adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at June 30, 2010 and December 31, 2009 and do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$137,371	$137,371	$121,893	$121,893
Foreign exchange forwards	74	74	3,986	3,986

Liabilities
Term loans
USD denominated term loan	$251,667	$250,723	$284,693	$284,693
EUR denominated term loan	208,548	207,767	288,902	288,902
Convertible senior subordinated notes	213,126	248,301	208,169	282,859
Interest rate swaps	10,768	10,768	15,154	15,154
Foreign exchange forwards	271	271	2,442	2,442

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at June 30, 2010 and December 31, 2009. See Note 6 for further discussion.

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

Depreciation and amortization expense allocated to our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Itron North America	$11.4	$11.6	$22.7	$23.0
Itron International	20.4	26.6	42.4	51.4

Total Company	$31.8	$38.2	$65.1	$74.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues
Itron North America	$303,155	$142,938	$546,272	$282,307
Itron International	266,305	270,810	522,468	519,959

Total Company	$569,460	$413,748	$1,068,740	$802,266

Gross profit
Itron North America	$103,131	$49,937	$183,022	$102,213
Itron International	73,193	83,172	152,197	160,480

Total Company	$176,324	$133,109	$335,219	$262,693

Operating income (loss)
Itron North America	$57,543	$5,854	$91,311	$13,647
Itron International	5,126	12,914	15,662	22,699
Corporate unallocated	(10,392)	(7,049)	(21,246)	(15,678)

Total Company	52,277	11,719	85,727	20,668
Total other income (expense)	(14,279)	(18,795)	(29,627)	(47,479)

Income (loss) before income taxes	$37,998	$(7,076)	$56,100	$(26,811)

One customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2010, while no single customer did for the same periods in 2009. Three customers each accounted for more than 10% of Itron North America revenues for the three and six months ended June 30, 2010, while no single customer did for the same periods in 2009. No single customer represented more than 10% of Itron International revenues for the three and six months ended June 30, 2010 and 2009.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
United States and Canada	$301,514	$135,924	$542,072	$270,775
Europe	192,863	209,558	388,348	407,035
Other	75,083	68,266	138,320	124,456

Total revenues	$569,460	$413,748	$1,068,740	$802,266

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

Consolidating Statement of Operations

Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$300,392	$-	$283,191	$(14,123)	$569,460
Cost of revenues	199,735	-	207,524	(14,123)	393,136

Gross profit	100,657	-	75,667	-	176,324

Operating expenses
Sales and marketing	15,706	-	25,268	-	40,974
Product development	21,051	-	11,971	-	33,022
General and administrative	13,467	-	19,818	-	33,285
Amortization of intangible assets	4,086	-	12,680	-	16,766

Total operating expenses	54,310	-	69,737	-	124,047

Operating income	46,347	-	5,930	-	52,277
Other income (expense)
Interest income	116	776	87	(868)	111
Interest expense	(14,621)	-	(212)	868	(13,965)
Other income (expense), net	4,002	-	(4,427)	-	(425)

Total other income (expense)	(10,503)	776	(4,552)	-	(14,279)

Income before income taxes	35,844	776	1,378	-	37,998
Income tax benefit (provision)	(13,218)	-	2,120	-	(11,098)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	4,274	-	-	(4,274)	-

Net income	$26,900	$776	$3,498	$(4,274)	$26,900

Consolidating Statement of Operations Three Months Ended June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$140,861	$885	$283,011	$(11,009)	$413,748
Cost of revenues	92,309	1,234	198,105	(11,009)	280,639

Gross profit (loss)	48,552	(349)	84,906	-	133,109

Operating expenses
Sales and marketing	14,260	-	23,665	-	37,925
Product development	19,407	-	11,402	-	30,809
General and administrative	9,578	-	18,889	-	28,467
Amortization of intangible assets	5,874	-	18,315	-	24,189

Total operating expenses	49,119	-	72,271	-	121,390

Operating income	(567)	(349)	12,635	-	11,719
Other income (expense)
Interest income	27,781	978	356	(28,634)	481
Interest expense	(17,700)	-	(27,333)	28,634	(16,399)
Other income (expense), net	(964)	(12)	(1,901)	-	(2,877)

Total other income (expense)	9,117	966	(28,878)	-	(18,795)

Income (loss) before income taxes	8,550	617	(16,243)	-	(7,076)
Income tax benefit	20,764	-	1,601	-	22,365
Equity in losses of guarantor and non-guarantor subsidiaries, net	(14,025)	(949)	-	14,974	-

Net income (loss)	$15,289	$(332)	$(14,642)	$14,974	$15,289

Consolidating Statement of Operations

Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$542,823	$-	$552,119	$(26,202)	$1,068,740
Cost of revenues	364,451	-	395,272	(26,202)	733,521

Gross profit	178,372	-	156,847	-	335,219

Operating expenses
Sales and marketing	31,273	-	51,238	-	82,511
Product development	42,229	-	23,833	-	66,062
General and administrative	27,250	-	39,092	-	66,342
Amortization of intangible assets	8,172	-	26,405	-	34,577

Total operating expenses	108,924	-	140,568	-	249,492

Operating income	69,448	-	16,279	-	85,727
Other income (expense)
Interest income	475	1,534	226	(1,957)	278
Interest expense	(30,201)	-	(644)	1,957	(28,888)
Other income (expense), net	2,973	-	(3,990)	-	(1,017)

Total other income (expense)	(26,753)	1,534	(4,408)	-	(29,627)

Income before income taxes	42,695	1,534	11,871	-	56,100
Income tax benefit (provision)	(3,765)	-	1,352	-	(2,413)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	14,757	-	-	(14,757)	-

Net income	$53,687	$1,534	$13,223	$(14,757)	$53,687

Consolidating Statement of Operations Six Months Ended June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$276,470	$2,111	$547,687	$(24,002)	$802,266
Cost of revenues	177,491	2,358	383,726	(24,002)	539,573

Gross profit (loss)	98,979	(247)	163,961	-	262,693

Operating expenses
Sales and marketing	28,146	-	46,754	-	74,900
Product development	39,662	-	22,305	-	61,967
General and administrative	21,554	-	35,937	-	57,491
Amortization of intangible assets	11,759	-	35,908	-	47,667

Total operating expenses	101,121	-	140,904	-	242,025

Operating income	(2,142)	(247)	23,057	-	20,668
Other income (expense)
Interest income	54,327	1,999	649	(55,959)	1,016
Interest expense	(35,504)	-	(53,699)	55,959	(33,244)
Loss on extinguishment of debt, net	(10,340)	-	-	-	(10,340)
Other income (expense), net	(1,890)	4	(3,025)	-	(4,911)

Total other income (expense)	6,593	2,003	(56,075)	-	(47,479)

Income (loss) before income taxes	4,451	1,756	(33,018)	-	(26,811)
Income tax benefit (provision)	23,686	-	(1,315)	-	22,371
Equity in losses of guarantor and non-guarantor subsidiaries, net	(32,577)	(3,038)	-	35,615	-

Net loss	$(4,440)	$(1,282)	$(34,333)	$35,615	$(4,440)

Consolidating Balance Sheet

June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$25,727	$-	$111,644	$-	$137,371
Accounts receivable, net	150,184	-	216,292	-	366,476
Intercompany accounts receivable	8,084	-	2,965	(11,049)	-
Inventories	106,127	-	96,579	(1,028)	201,678
Deferred tax assets current, net	13,800	-	7,033	-	20,833
Other current assets	22,030	-	43,306	-	65,336
Intercompany other	3,152		(1)	(3,151)	-

Total current assets	329,104	-	477,818	(15,228)	791,694

Property, plant, and equipment, net	116,208	-	173,201	-	289,409
Prepaid debt fees	7,109	-	-	-	7,109
Deferred tax assets noncurrent, net	43,820	-	23,864	-	67,684
Other noncurrent assets	4,410	-	11,202	-	15,612
Intangible assets, net	49,998	-	259,032	-	309,030
Goodwill	184,750	-	961,332	-	1,146,082
Investment in subsidiaries	298,872	-	-	(298,872)	-
Intercompany notes receivable	1,204,244	99,703	(2)	(1,303,945)	-

Total assets	$2,238,515	$99,703	$1,906,447	$(1,618,045)	$2,626,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,501	$-	$146,940	$-	$235,441
Other current liabilities	16,447	-	43,230	-	59,677
Intercompany accounts payable	3,018	-	8,031	(11,049)	-
Wages and benefits payable	37,549	-	47,837	-	85,386
Taxes payable	2,422	-	15,675	-	18,097
Current portion of long-term debt	10,182	-	-	-	10,182
Current portion of warranty	10,674	-	15,576	-	26,250
Unearned revenue	32,128	-	5,859	-	37,987
Deferred tax liabilities current, net	(3)	-	1,628	-	1,625
Short-term intercompany advances	-	-	3,151	(3,151)	-

Total current liabilities	200,918	-	287,927	(14,200)	474,645

Long-term debt	663,159	-	-	-	663,159
Warranty	11,034	-	11,919	-	22,953
Pension plan benefits	-	-	54,953	-	54,953
Intercompany notes payable	99,703	-	1,204,242	(1,303,945)	-
Deferred tax liabilities noncurrent, net	(35,676)	-	95,693	-	60,017
Other noncurrent obligations	16,392	-	51,516	-	67,908

Total liabilities	955,530	-	1,706,250	(1,318,145)	1,343,635

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,315,067	97,377	64,315	(161,692)	1,315,067
Accumulated other comprehensive income (loss), net	(116,019)	(7,787)	33,327	(25,540)	(116,019)
Retained earnings	83,937	10,113	102,555	(112,668)	83,937

Total shareholders’ equity	1,282,985	99,703	200,197	(299,900)	1,282,985

Total liabilities and shareholders’ equity	$2,238,515	$99,703	$1,906,447	$(1,618,045)	$2,626,620

Consolidating Balance Sheet

December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$16,385	$379	$105,129	$-	$121,893
Accounts receivable, net	117,104	2,316	218,528	-	337,948
Intercompany accounts receivable	9,524	52	1,572	(11,148)	-
Inventories	71,581	-	98,881	(378)	170,084
Deferred tax assets current, net	13,085	(44)	7,721	-	20,762
Other current assets	32,349	108	42,772	-	75,229
Intercompany other	32,456	3,658	4,999	(41,113)	-

Total current assets	292,484	6,469	479,602	(52,639)	725,916

Property, plant, and equipment, net	116,081	-	202,136	-	318,217
Prepaid debt fees	8,628	-	-	-	8,628
Deferred tax assets noncurrent, net	67,195	-	22,737	-	89,932
Other noncurrent assets	5,625	-	12,492	-	18,117
Intangible assets, net	58,168	-	330,044	-	388,212
Goodwill	174,781	-	1,130,818	-	1,305,599
Investment in subsidiaries	(9,081)	(12,444)	-	21,525	-
Intercompany notes receivable	1,723,587	94,511	-	(1,818,098)	-

Total assets	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,480	$66	$151,709	$-	$219,255
Other current liabilities	21,147	-	43,436	-	64,583
Intercompany accounts payable	1,674	184	9,290	(11,148)	-
Wages and benefits payable	20,621	102	50,869	-	71,592
Taxes payable	1,776	(43)	12,644	-	14,377
Current portion of long-term debt	10,871	-	-	-	10,871
Current portion of warranty	8,418	-	12,523	-	20,941
Unearned revenue	36,421	-	3,719	-	40,140
Deferred tax liabilities current, net	(1,550)	-	3,175	-	1,625
Short-term intercompany advances	8,661	2,450	30,002	(41,113)	-

Total current liabilities	175,519	2,759	317,367	(52,261)	443,384

Long-term debt	770,893	-	-	-	770,893
Warranty	9,919	-	3,013	-	12,932
Pension plan benefits	-	-	63,040	-	63,040
Intercompany notes payable	94,512	-	1,723,586	(1,818,098)	-
Deferred tax liabilities noncurrent, net	(37,176)	-	117,871	-	80,695
Other noncurrent obligations	23,287	-	59,876	-	83,163

Total liabilities	1,036,954	2,759	2,284,753	(1,870,359)	1,454,107

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,299,134	107,165	80,723	(187,888)	1,299,134
Accumulated other comprehensive income (loss), net	71,130	(9,200)	19,689	(10,489)	71,130
Retained earnings (accumulated deficit)	30,250	(12,188)	(207,336)	219,524	30,250

Total shareholders’ equity	1,400,514	85,777	(106,924)	21,147	1,400,514

Total liabilities and shareholders’ equity	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$53,687	$1,534	$13,223	$(14,757)	$53,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,655	-	42,416	-	65,071
Stock-based compensation	9,121	-	-	-	9,121
Amortization of prepaid debt fees	2,762	-	-	-	2,762
Amortization of convertible debt discount	4,957	-	-	-	4,957
Deferred taxes, net	3,612	-	(10,771)	-	(7,159)
Equity in losses of guarantor and non-guarantor subsidiaries, net	(14,757)	-	-	14,757	-
Other adjustments, net	1,972	-	1,334	-	3,306
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,080)	-	(19,252)	-	(52,332)
Inventories	(33,896)	-	(7,034)	-	(40,930)
Accounts payables, other current liabilities, and taxes payable	22,873	-	19,590	-	42,463
Wages and benefits payable	16,928	-	2,720	-	19,648
Unearned revenue	(3,900)	-	2,695	-	(1,205)
Warranty	3,371	-	10,663	-	14,034
Intercompany transactions, net	2,784	-	(2,784)	-	-
Other operating, net	7,787	-	(4,124)	-	3,663

Net cash provided by operating activities	66,876	1,534	48,676	-	117,086

Investing activities
Acquisitions of property, plant, and equipment	(15,490)	-	(12,226)	-	(27,716)
Current intercompany notes, net	27,259	(1,534)	5,000	(30,725)	-
Other investing, net	2,572	-	1,923	-	4,495

Net cash provided by (used in) investing activities	14,341	(1,534)	(5,303)	(30,725)	(23,221)

Financing activities
Payments on debt	(73,881)	-	-	-	(73,881)
Issuance of common stock	6,812	-	-	-	6,812
Current intercompany notes, net	(3,466)	-	(27,259)	30,725	-
Prepaid debt fees	(1,340)	-	-	-	(1,340)
Other financing, net	-	-	(897)	-	(897)

Net cash used in financing activities	(71,875)	-	(28,156)	30,725	(69,306)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(9,081)	-	(9,081)

Increase in cash and cash equivalents	9,342	-	6,136	-	15,478
Cash and cash equivalents at beginning of period	16,385	-	105,508	-	121,893

Cash and cash equivalents at end of period	$25,727	$-	$111,644	$-	$137,371

Non-cash transactions:
Fixed assets purchased but not yet paid, net	$245	$-	$3,246	$-	$3,491

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,191	$-	$164	$-	$9,355
Interest, net of amounts capitalized	20,958	-	220	-	21,178

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(4,440)	$(1,282)	$(34,333)	$35,615	$(4,440)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	22,943	-	51,464	-	74,407
Stock-based compensation	9,279	-	-	-	9,279
Amortization of prepaid debt fees	2,272	-	-	-	2,272
Amortization of convertible debt discount	4,895	-	-	-	4,895
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred taxes, net	(21,902)	-	(13,098)	-	(35,000)
Equity in losses of guarantor and non-guarantor subsidiaries, net	32,577	3,038	-	(35,615)	-
Other, net	(511)	-	46	-	(465)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,472	(491)	(4,041)	-	9,940
Inventories	5,134	-	(6,709)	-	(1,575)
Accounts payables, other current liabilities, and taxes payable	(5,708)	353	1,301	-	(4,054)
Wages and benefits payable	(7,515)	(77)	(1,412)	-	(9,004)
Unearned revenue	13,050	82	(413)	-	12,719
Warranty	(2,579)	-	(1,611)	-	(4,190)
Intercompany transactions, net	1,633	692	(2,325)	-	-
Other, net	(4,639)	51	7,197	-	2,609

Net cash provided by (used in) operating activities	68,921	2,366	(3,934)	-	67,353

Investing activities
Acquisitions of property, plant, and equipment	(11,678)	(346)	(15,780)	-	(27,804)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	-	-	-	(1,317)
Current intercompany notes, net	(13,481)	-	1,217	12,264	-
Long-term intercompany notes receivable, net	3,689	(1,998)	1,135	(2,826)	-
Other, net	(2,447)	(1)	6,421	-	3,973

Net cash used in investing activities	(25,234)	(2,345)	(7,007)	9,438	(25,148)

Financing activities
Payments on debt	(70,241)	-	-	-	(70,241)
Issuance of common stock	162,153	-	-	-	162,153
Current intercompany notes, net	(1,254)	-	13,518	(12,264)	-
Long-term intercompany notes payable, net	(2,637)	-	(189)	2,826	-
Prepaid debt fees	(3,992)	-	-	-	(3,992)
Other, net	(587)	-	-	-	(587)

Net cash provided by financing activities	83,442	-	13,329	(9,438)	87,333

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	2,200	-	2,200

Increase in cash and cash equivalents	127,129	21	4,588	-	131,738
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-

Cash and cash equivalents at end of period	$197,473	$261	$78,394	$-	$276,128

Non-cash transactions:
Fixed assets purchased but not yet paid, net	$3,253	$137	$1,759	$-	$5,149
Exchange of debt for common stock (see Note 6)	120,984	-	-	-	120,984
Contingent consideration payable for previous acquisitions	2,000	-	-	-	2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$374	$-	$5,552	$-	$5,926
Interest, net of amounts capitalized	31,681	115	136	-	31,932

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

Overview

Revenues for the three and six months ended June 30, 2010 increased 38% and 33%, compared with the same periods in 2009, primarily due to the rollout of our advanced metering infrastructure (AMI) contracts. Total backlog was $1.7 billion and twelve-month backlog was $1.0 billion at June 30, 2010.

North America meter volumes increased 124% and 95%, driven by AMI, while International meter volumes decreased 3% and 8% for the three and six months ended June 30, 2010, compared with the same periods in 2009.

Term debt repayments during the first half of 2010 were $73.9 million, bringing the total debt outstanding to $673.3 million at June 30, 2010.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in millions)			(in millions)
Revenues	$569.4	$413.7	38%	$1,068.7	$802.2	33%
Gross Profit	$176.3	$133.1	32%	$335.2	$262.7	28%
Gross Margin	31.0%	32.2%		31.4%	32.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues by region
United States and Canada	$301.5	$135.9	$542.1	$270.7
Europe	192.8	209.5	388.3	407.0
Other	75.1	68.3	138.3	124.5

Total revenues	$569.4	$413.7	$1,068.7	$802.2

Revenues

Revenues increased $155.7 million and $266.5 million, or 38% and 33%, for the three and six months ended June 30, 2010 compared with the same periods in 2009. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar was minor in the second quarter of 2010 and accounted for 7% of the increase in revenues in the first half of 2010. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, Southern California Edison, represented approximately 12% and 11% of total revenues for the three and six months ended 2010, while no single customer represented more than 10% of total Company revenues for the same periods in 2009. Our 10 largest customers accounted for approximately 34% and 33% of total revenues for the three and six months ended June 30, 2010, compared with 15% and 13% for the three and six months ended June 30, 2009, respectively.

Gross Margins

Gross margin was 31.0% and 31.4% for the three and six months ended 2010, compared with 32.2% and 32.7% during the same periods in 2009. The decrease in gross margin was due to a decline in both operating segment gross margins, partially offset by a higher percentage of Itron North America revenues, which are at higher gross margins compared with Itron International. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary

Meters are sold with and without advanced functionality. In addition, smart meter modules (AMR/AMI) can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and AMR/AMI module volumes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(units in thousands)
Total meters (with and without AMR/AMI)
Itron North America
Electricity	1,740	760	3,190	1,600
Gas	160	90	260	170

Itron International
Electricity	1,930	1,970	3,570	3,780
Gas	1,020	1,400	2,000	2,720
Water	2,380	2,130	4,670	4,580

Total meters	7,230	6,350	13,690	12,850

Additional meter information (Total Company)
Meters with AMR	1,050	760	1,720	1,540
Meters with AMI	1,050	80	1,860	100
Standalone AMR/AMI modules	1,600	1,010	2,790	2,010

Meters with AMR/AMI and modules	3,700	1,850	6,370	3,650

Meters with other vendors' AMR/AMI	70	120	260	310

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 14: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	% Change		2010	2009	% Change
Segment Revenues	(in millions)				(in millions)
Itron North America	$303.2	$142.8	112%		$546.3	$282.2	94%
Itron International	266.3	270.9	(2%)		522.5	520.0	0%

Total revenues	$569.5	$413.7	38%		$1,068.8	$802.2	33%

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$103.1	34.0%	$49.9	34.9%	$183.0	33.5%	$102.2	36.2%
Itron International	73.2	27.5%	83.2	30.7%	152.2	29.1%	160.5	30.9%

Total gross profit and margin	$176.3	31.0%	$133.1	32.2%	$335.2	31.4%	$262.7	32.7%

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$57.5	19%	$5.9	4%	$91.3	17%	$13.7	5%
Itron International	5.2	2%	12.9	5%	15.7	3%	22.7	4%
Corporate unallocated	(10.5)		(7.1)		(21.3)		(15.7)

Total Company	$52.2	9%	$11.7	3%	$85.7	8%	$20.7	3%

Itron North America: Revenues increased $160.4 million and $264.1 million, or 112% and 94%, during the three and six months ended June 30, 2010 from 2009 levels. The increase in revenues was primarily due to the rollout of our OpenWay® projects. AMI meter volumes (inclusive of OpenWay) were 1.1 million and 1.9 million in the second quarter and first half of 2010. Our OpenWay contracts accounted for 48% and 47% of operating segment revenues for the three and six months ended June 30, 2010, compared with 8% and 5% in the same periods last year. Revenues of non-AMI meters and modules increased 20% and 4% for the three and six months ended June 30, 2010, compared with the same periods last year.

Gross margin decreased 0.9% and 2.7% in the three and six months end June 30, 2010, compared with the same periods in 2009, primarily due to the significant increase in revenue from shipments of our first generation AMI meters, which currently have lower gross margins, and increased service revenues, which also have lower gross margins. In addition, gross margin was lower due to increased compensation costs resulting from the reinstatement of our annual incentive plans.

Three customers each represented more than 10% of Itron North America revenues in the three and six months ended June 30, 2010. No customer represented more than 10% of Itron North America operating segment revenues in the three and six months ended June 30, 2009.

Itron North America operating expenses increased $1.6 million and $3.2 million, or 4%, for the second quarter and first half of 2010, compared with the same periods in 2009, primarily due to increased compensation expense. These higher costs were partially offset by lower amortization of intangible assets. As a result of higher revenues, operating expenses as a percentage of revenues were 15% and 17% for the second quarter and first half of 2010, compared with 31% for the same periods in 2009.

Itron International: Revenues decreased $4.6 million, or 2%, for the three months ended June 30, 2010, and remained relatively flat for the six months ended June 30, 2010, compared with the same period in 2009. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the second quarter of 2010, compared with the second quarter of 2009, revenues increased 1%. Excluding the translation effect of a weaker U.S. dollar against most foreign currencies in the first half of 2010, compared with the first half of 2009, revenues declined 3%. Due to Itron International’s diverse regional operations, revenue variability occurs due to the diverse economies in which it operates.

Gross margin decreased 3.2% and 1.8% in the three and six months end June 30, 2010, compared with the same periods in 2009, due to increased warranty expense of $9.6 million recorded for the arbitration claims in Sweden, as discussed in Item 1: “Financial Statements Note 11: Commitments and Contingencies”. Excluding the additional warranty expense, gross margins remained constant.

Business line revenues as a percentage of total Itron International operating segment revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Electricity	39%	41%	38%	39%
Water	31%	29%	33%	32%
Gas	30%	30%	29%	29%

No single customer represented more than 10% of Itron International operating segment revenues in the three and six months ended June 30, 2010 and 2009.

Operating expenses for Itron International were $68.0 million and $70.3 million for the three months ended June 30, 2010 and 2009, or 26% of revenues for the respective periods. Operating expenses for the six months ended June 30, 2010 and 2009 were $136.5 million and $137.8 million or 26% and 27% of revenues for the respective periods. Operating expenses, excluding amortization expense and before the impact of foreign currency exchange rate changes, increased 10% and 5% for the three and six months ended June 30, 2010, compared with the same periods in 2009.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $3.4 million and $5.6 million in the three and six months ended June 30, 2010, compared with the same periods last year, primarily due to compensation expense, including the reinstatement of bonus and profit sharing plans.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory approval. Total backlog represents committed but undelivered contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2010	$806	$1,686	$1,017
March 31, 2010	481	1,459	981
December 31, 2009	397	1,488	807
September 30, 2009	400	1,577	749
June 30, 2009	427	1,573	646

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received or certain other conditions are met. Bookings and backlog for the second quarter of 2010 include $339 million related to an OpenWay contract with Detroit Edison. A significant portion of this contract is not included in 12-month backlog as it is a multi-year contract.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	2010	% of Revenue	2009	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Sales and marketing	$41.0	7%	$37.9	9%	$82.5	8%	$74.9	9%
Product development	33.0	6%	30.8	7%	66.1	6%	61.9	8%
General and administrative	33.3	6%	28.5	7%	66.3	6%	57.5	7%
Amortization of intangible assets	16.8	3%	24.2	6%	34.6	3%	47.7	6%

Total operating expenses	$124.1	22%	$121.4	29%	$249.5	23%	$242.0	30%

Operating expenses increased 2% and 3% for the three and six months ended June 30, 2010, compared with the same periods in 2009, respectively. The translation of foreign currencies to the U.S. dollar represented a decrease of $2.1 million for the three months ended June 30, 2010 and an increase of $3.7 million for the six months ended June 30, 2010. The net increase in operating expenses was primarily due to increased compensation expense, partially offset by lower amortization of intangible assets.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Interest income	$111	$481	$278	$1,016
Interest expense	(12,455)	(15,967)	(26,126)	(30,972)
Amortization of prepaid debt fees	(1,510)	(432)	(2,762)	(2,272)
Loss on extinguishment of debt, net	-	-	-	(10,340)
Other income (expense), net	(425)	(2,877)	(1,017)	(4,911)

Total other income (expense)	$(14,279)	$(18,795)	$(29,627)	$(47,479)

Interest income: Interest income decreased in 2010, compared with 2009, primarily due to lower interest rates in 2010. Average cash and cash equivalent balances also decreased 12% and 1% in the three and six months ended June 30, 2010, compared with the same periods in 2009.

Interest expense: Interest expense decreased 22% and 16% for the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to the decline in the principal balance of our debt outstanding. At June 30, 2010, inclusive of our interest rate swaps, 88% of our borrowings were at fixed rates. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Amortization of prepaid debt fees: The increase in amortization of prepaid debt fees for the three and six months ended June 30, 2010 was primarily the result of slightly higher debt repayments. Repayments on our borrowings were $21.1 million and $73.8 million for the three and six months ended June 30, 2010, compared with $2.6 million and $67.6 million for the three and six months ended June 30, 2009. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal amount outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the induced conversion of a portion of our convertible notes, refer to Item 1: “Financial Statements Note 6: Debt”.

Other income (expense), net: Other expenses, net, typically result from foreign currency fluctuations due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency. In the first quarter of 2009, other expense also included $1.5 million in consulting and legal fees associated with the amendment to our credit facility.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Operating activities	$117.1	$67.3
Investing activities	(23.2)	(25.1)
Financing activities	(69.3)	87.3
Effect of exchange rates on cash and cash equivalents	(9.1)	2.2

Increase in cash and cash equivalents	$15.5	$131.7

Cash and cash equivalents was $137.4 million at June 30, 2010, compared with $121.9 million at December 31, 2009. The increase was primarily due to increased revenues from the Itron North America operating segment, partially offset by lower proceeds from the issuance of common stock in 2010.

Operating activities

Cash provided by operating activities for the first half of 2010 was $49.8 million higher, compared with the same period in 2009, primarily due to increased revenues.

Investing activities

Investing activities consist primarily of capital expenditures associated with the expansion of our manufacturing capacity. Acquisitions of property, plant, and equipment have consisted primarily of machinery and equipment for increased operating capacity.

Financing activities

During the first half 2010, we repaid $73.9 million in borrowings, compared with $70.2 million during the same period in 2009. Cash generated from the exercise of stock-based awards was $6.8 million for the first half of 2010, compared with $1.9 million during the same period in 2009. During the first half of 2009, we completed an underwritten public offering of approximately 3.2 million shares of common stock for net proceeds of $160.4 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first half of 2010 was a decrease of $9.1 million, compared with an increase of $2.2 million for the same period in 2009.

Non-cash transactions

During the first quarter of 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. Refer to Item 1: “Financial Statements Note 6: Debt” for further discussion.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2010 and December 31, 2009 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

Our credit facility contains scheduled minimum principal payments of 1% per year (.25% quarterly) and an annual excess cash flow provision payment, payable within 90 days of our fiscal year end. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio.

The credit facility includes a multicurrency revolving line of credit, which was increased from $115 million to $240 million on June 9, 2010. The increase was completed without amending the credit facility.

Effective July 1, 2010, we will classify the convertible senior subordinated notes as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring within the next 12 months.

For a description of the term loans under our credit facility and convertible senior subordinated notes, refer to Item 1: “Financial Statements Note 6: Debt”.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the multicurrency revolving line of credit that is part of our credit facility, refer to Item 1: “Financial Statements Note 11: Commitments and Contingencies”.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2010 contributions, refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2010 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards, hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $342,000 in U.S. federal and state taxes and approximately $22.9 million in local and foreign taxes in 2010. See Item 1: “Financial Statements Note 10: Income Taxes” for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Working capital, which represents current assets less current liabilities, was $317.0 million at June 30, 2010, compared with $282.5 million at December 31, 2009.

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

Contingencies

Refer to Item 1: “Financial Statements Note 11: Commitments and Contingencies”.

Critical Accounting Estimates

Revenue Recognition

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13) and ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three and six months ended June 30, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues relate primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Refer to Item 1: “Financial Statements, Note 1: Summary of Significant Accounting Policies” for unearned revenue and deferred costs outstanding at June 30, 2010 and December 31, 2009.

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

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. Changes in our effective tax rate are subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. Changes in tax laws, including the extension of the research tax credit, and unanticipated tax liabilities could significantly impact our actual tax rate and profitability. We assess the likelihood of recovering our deferred tax assets, which include net operating loss and credit carryforwards and temporary differences expected to be deductible in future years.

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

	October 1, 2009
	Goodwill	Fair Value Exceeded Carrying Value
	(in millions)
Itron North America	$187.9	85%
Itron International - Electricity	379.7	3%
Itron International - Water	419.0	4%
Itron International - Gas	337.3	24%

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which consist of 95% of our benefit obligation, we match the plans’ expected future benefit payments against select bonds (bonds with market values that exceed €500 million, have a maturity greater than one year with no special features, and have a spread between the bid and ask prices of less than 5% of the average bid and ask prices). The yield curve derived for the euro denominated plans was 5.5%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans as of December 31, 2009 was 5.6%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2009 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans” for our expected contributions for 2010.

Bonus and Profit Sharing

We have employee bonus and profit sharing plans which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2010, we accrued $11.3 million and $23.4 million for such awards, compared with $2.8 million and $5.2 million in the same periods in 2009. Awards are typically paid in the first quarter of the following year.

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

Refer to Item 1: “Financial Statements Note 1: Summary of Significant Accounting Policies”.

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

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at June 30, 2010. Including the effect of our interest rate swaps at June 30, 2010, 88% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of June 30, 2010, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at June 30, 2010.

	2010	2011	2012	2013	2014	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$–	$223.6	$–	$–	$–	$223.6
Interest rate	2.50%	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$3.0	$6.1	$6.1	$6.1	$230.4	$251.7
Average interest rate	3.96%	4.25%	4.67%	4.46%	4.82%

Principal: Euro term loan	$2.1	$4.1	$4.1	$4.1	$194.1	$208.5
Average interest rate	4.27%	4.54%	4.81%	4.86%	5.08%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.13%	2.13%
Average interest rate (Receive)	0.47%	0.75%
Net/Spread	(1.66%)	(1.38%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%	6.59%
Average interest rate (Receive)	2.76%	3.04%	3.31%
Net/Spread	(3.83%)	(3.55%)	(3.28%)

(1)

The face value of our convertible notes is $223.6 million, while the carrying value is $213.1 million. (Refer to Item 1: “Financial Statements Note 6: Debt” for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. We are amortizing the remaining $10.5 million discount on the liability component of the convertible notes to interest expense over the next 12 months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options.

(2)

The one-year interest rate swaps are used to convert $200 million of our $251.7 million U.S. dollar denominated variable rate term loan from a floating London Interbank Offered Rate (LIBOR) interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

(3)

The amortizing euro denominated interest rate swap is used to convert $177.7 million (€144.1 million) of our $208.5 million (€169.1 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

Based on a sensitivity analysis as of June 30, 2010, we estimate that if market interest rates average one percentage point higher in 2010 than in the table above, our earnings before income taxes in 2010 would not be materially impacted due to our interest rate swaps in place at June 30, 2010.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in foreign currencies were 54% of total revenues for the first quarter of 2010, compared with 65% for the same period in 2009.

As a result of our acquisition of Actaris Metering Systems SA, which was an international company, we entered into a euro denominated term loan in 2007 that exposes us to fluctuations in the euro foreign exchange rate. We have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income. We had no hedge ineffectiveness (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. During the six months ended June 30, 2010, we entered into 51 foreign currency option and forward transactions. The notional amounts of the contracts ranged from less than $1 million to $48 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)

Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There were no material changes, as defined by Item 103 of Regulation S-K, during the second quarter of 2010.

Item 1A:	Risk Factors

There were no material changes to risk factors during the second quarter of 2010 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2010 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 3, 2010	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer