Form 10-Q
period 2010-09-30
ITRON INC /WA/
filed 2010-11-02
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010 there were outstanding 40,406,002 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$575,968	$408,358	$1,644,708	$1,210,624
Cost of revenues	391,761	278,879	1,125,282	818,452

Gross profit	184,207	129,479	519,426	392,172

Operating expenses
Sales and marketing	41,197	37,669	123,708	112,569
Product development	34,038	31,077	100,100	93,044
General and administrative	30,710	26,606	97,052	84,097
Amortization of intangible assets	16,882	25,121	51,459	72,788

Total operating expenses	122,827	120,473	372,319	362,498

Operating income	61,380	9,006	147,107	29,674
Other income (expense)
Interest income	166	(45)	444	971
Interest expense	(13,328)	(20,075)	(42,216)	(53,319)
Loss on extinguishment of debt, net	-	(2,460)	-	(12,800)
Other income (expense), net	(4,423)	(4,534)	(5,440)	(9,445)

Total other income (expense)	(17,585)	(27,114)	(47,212)	(74,593)

Income (loss) before income taxes	43,795	(18,108)	99,895	(44,919)
Income tax (provision) benefit	(14,687)	15,146	(17,100)	37,517

Net income (loss)	$29,108	$(2,962)	$82,795	$(7,402)

Earnings (loss) per common share-Basic	$0.72	$(0.07)	$2.05	$(0.19)

Earnings (loss) per common share-Diluted	$0.71	$(0.07)	$2.02	$(0.19)

Weighted average common shares outstanding-Basic	40,400	40,039	40,307	38,003
Weighted average common shares outstanding-Diluted	40,828	40,039	40,950	38,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148,114	$121,893
Accounts receivable, net	383,814	337,948
Inventories	225,765	170,084
Deferred tax assets current, net	22,965	20,762
Other current assets	72,371	75,229

Total current assets	853,029	725,916

Property, plant, and equipment, net	302,306	318,217
Prepaid debt fees	5,704	8,628
Deferred tax assets noncurrent, net	49,612	89,932
Other noncurrent assets	16,298	18,117
Intangible assets, net	315,756	388,212
Goodwill	1,236,583	1,305,599

Total assets	$2,779,288	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$238,095	$219,255
Other current liabilities	59,806	64,583
Wages and benefits payable	96,713	71,592
Taxes payable	22,879	14,377
Current portion of debt	226,246	10,871
Current portion of warranty	28,232	20,941
Unearned revenue	30,749	40,140
Deferred tax liabilities current, net	1,669	1,625

Total current liabilities	704,389	443,384

Long-term debt	436,704	770,893
Long-term warranty	24,993	12,932
Pension plan benefits	60,013	63,040
Deferred tax liabilities noncurrent, net	52,128	80,695
Other long-term obligations	68,417	83,163

Total liabilities	1,346,644	1,454,107

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	1,321,287	1,299,134
Accumulated other comprehensive income (loss), net	(1,688)	71,130
Retained earnings	113,045	30,250

Total shareholders’ equity	1,432,644	1,400,514

Total liabilities and shareholders’ equity	$2,779,288	$2,854,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$82,795	$(7,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,184	113,812
Stock-based compensation	14,222	13,467
Amortization of prepaid debt fees	4,219	6,384
Amortization of convertible debt discount	7,505	7,262
Loss on extinguishment of debt, net	-	9,960
Deferred taxes, net	711	(51,341)
Other adjustments, net	4,008	1,768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53,770)	11,608
Inventories	(57,698)	(4,211)
Accounts payables, other current liabilities, and taxes payable	38,139	(2,473)
Wages and benefits payable	26,799	(10,404)
Unearned revenue	(8,564)	9,272
Warranty	16,087	(5,735)
Other operating, net	(4,521)	(4,880)

Net cash provided by operating activities	167,116	87,087

Investing activities
Acquisitions of property, plant, and equipment	(45,507)	(38,023)
Business acquisitions & contingent consideration, net of cash equivalents acquired	-	(1,317)
Other investing, net	5,412	4,101

Net cash used in investing activities	(40,095)	(35,239)

Financing activities
Payments on debt	(106,524)	(236,495)
Issuance of common stock	7,931	165,235
Prepaid debt fees	(1,347)	(3,936)
Other financing, net	(983)	(1,309)

Net cash used in financing activities	(100,923)	(76,505)

Effect of foreign exchange rate changes on cash and cash equivalents	123	4,988

Increase (decrease) in cash and cash equivalents	26,221	(19,669)
Cash and cash equivalents at beginning of period	121,893	144,390

Cash and cash equivalents at end of period	$148,114	$124,721

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(5,998)	$5,492
Exchange of debt (face value) for common stock	-	120,984
Contingent consideration payable for previous acquisitions	-	2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17,447	$19,308
Interest, net of amounts capitalized	31,666	43,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2009 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation

We consolidate all entities in which we have a greater than 50% ownership interest. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At September 30, 2010, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at September 30, 2010 or December 31, 2009.

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

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in the consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development, are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of provision for income taxes.

Goodwill and Intangible Assets

Goodwill and intangible assets have resulted from our acquisitions. We use estimates in determining and assigning the fair value of goodwill and intangible assets at acquisition, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations. Our intangible assets have finite lives, are amortized over their estimated useful lives based on estimated discounted cash flows, and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Bonus and Profit Sharing

We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it is probable that the targets will be achieved, and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters.

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

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) and ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three and nine months ended September 30, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

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

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $36.6 million and $45.4 million at September 30, 2010 and December 31, 2009 related primarily to professional services and software associated with our OpenWay contracts, extended warranty, and prepaid post contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $10.0 million and $19.7 million at September 30, 2010 and December 31, 2009 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the required vesting period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Loss on Extinguishment of Debt, Net

Upon partial or full redemption of our borrowings, we recognize a gain or loss for the difference between the cash paid and the net carrying amount of the debt redeemed. Included in the net carrying amount is any unamortized premium or discount from the original issuance of the debt. Due to the particular characteristics of our convertible notes, we recognize a gain or loss upon conversion or derecognition for the difference between the net carrying amount of the liability component (including any unamortized discount and debt issuance costs) and the fair value of the consideration transferred to the holder that is allocated to the liability component, which is equal to the fair value of the liability component immediately prior to extinguishment. In the case of an induced conversion, a loss is recognized for the amount of the fair value of the securities or other consideration transferred to the holder in excess of fair value of the consideration issuable in accordance with the original conversion terms of the debt.

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

Foreign Exchange

Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$29,108	$(2,962)	$82,795	$(7,402)

Weighted average common shares outstanding-Basic	40,400	40,039	40,307	38,003
Dilutive effect of convertible notes	-	-	138	-
Dilutive effect of stock-based awards	428	-	505	-

Weighted average common shares outstanding-Diluted	40,828	40,039	40,950	38,003

Earnings (loss) per common share-Basic	$0.72	$(0.07)	$2.05	$(0.19)

Earnings (loss) per common share-Diluted	$0.71	$(0.07)	$2.02	$(0.19)

Convertible Notes

We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average closing prices of our common stock for the three and nine months ended September 30, 2010 and 2009 were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the nine months ended September 30, 2010 exceeded the conversion price of $65.16 and, therefore, approximately 138,000 shares have been included in the diluted EPS calculation for that period. The average price of our common stock for the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding.

Stock-based Awards

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 526,000 and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended September 30, 2010 and 2009, and approximately 432,000 and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the nine months ended September 30, 2010 and 2009 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock

We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at September 30, 2010 and December 31, 2009.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At September 30, 2010	At December 31, 2009

	(in thousands)
Trade receivables (net of allowance of $5,766 and $6,339)	$343,358	$319,237
Unbilled receivables	40,456	18,711

Total accounts receivable, net	$383,814	$337,948

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Beginning balance	$6,298	$7,271	$6,339	$5,954
Provision for (release of) doubtful accounts, net	(904)	(378)	(242)	1,512
Accounts written off	(21)	(112)	(194)	(748)
Effects of change in exchange rates	393	123	(137)	186

Ending balance	$5,766	$6,904	$5,766	$6,904

Inventories

	At September 30, 2010	At December 31, 2009
	(in thousands)
Materials	$115,760	$85,358
Work in process	20,832	17,668
Finished goods	89,173	67,058

Total inventories	$225,765	$170,084

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $15.5 million and $10.6 million at September 30, 2010 and December 31, 2009, respectively.

Property, plant, and equipment, net

	At September 30, 2010	At December 31, 2009

	(in thousands)
Machinery and equipment	$258,073	$243,652
Computers and purchased software	61,248	66,787
Buildings, furniture, and improvements	144,705	144,639
Land	36,586	37,738
Construction in progress, including purchased equipment	22,464	22,009

Total cost	523,076	514,825
Accumulated depreciation	(220,770)	(196,608)

Property, plant, and equipment, net	$302,306	$318,217

Depreciation expense for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Depreciation expense	$15.2	$14.3	$45.7	$41.0

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At September 30, 2010			At December 31, 2009
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$384,229	$(267,666)	$116,563	$398,043	$(244,545)	$153,498
Customer contracts and relationships	289,533	(106,580)	182,953	306,061	(92,187)	213,874
Trademarks and trade names	74,378	(59,037)	15,341	77,439	(57,957)	19,482
Other	24,386	(23,487)	899	24,713	(23,355)	1,358

Total intangible assets	$772,526	$(456,770)	$315,756	$806,256	$(418,044)	$388,212

A summary of the intangible asset account activity is as follows:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Beginning balance, intangible assets, gross	$806,256	$796,236
Effect of change in exchange rates	(33,730)	18,996

Ending balance, intangible assets, gross	$772,526	$815,232

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Amortization of intangible assets	$16.9	$25.1	$51.5	$72.8

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2010 (amount remaining at September 30, 2010)	$17,488
2011	59,849
2012	46,096
2013	37,289
2014	30,616
Beyond 2014	124,418

Total intangible assets, net	$315,756

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at September 30, 2010 and 2009:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2009	$193,598	$1,092,255	$1,285,853
Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	1,218	34,761	35,979

Goodwill balance at September 30, 2009	$196,916	$1,127,016	$1,323,932

Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	130	(69,146)	(69,016)

Goodwill balance at September 30, 2010	$197,645	$1,038,938	$1,236,583

Due to continued refinements of our management and geographic reporting structures, minor amounts of goodwill have been reallocated between our reporting segments. Historical segment information has been revised to conform to our current segment reporting structure.

Adjustment of previous acquisitions in 2009 represents contingent consideration that became payable associated with two acquisitions completed in 2006.

Note 6:    Debt

The components of our borrowings are as follows:

	At September 30, 2010	At December 31, 2009
	(in thousands)
Term loans
USD denominated term loan	$220,154	$284,693
EUR denominated term loan	227,123	288,902
Convertible senior subordinated notes	215,673	208,169

	662,950	781,764
Current portion of debt	(226,246)	(10,871)

Long-term debt	$436,704	$770,893

Credit Facility

Our credit facility is dated April 18, 2007 and includes two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at September 30, 2010 and December 31, 2009 was €168.3 million and €200.8 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at September 30, 2010 and 3.75% at December 31, 2009. Our interest rates were 3.77% for the U.S. dollar denominated and 4.26% for the euro denominated term loans at September 30, 2010. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. Maturities of the term loans and the multicurrency revolving line of credit are in April 2014 and 2013, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

The credit facility includes a multicurrency revolving line of credit, which was increased from $115 million to $240 million on June 9, 2010. The increase was completed without amending the credit facility. Prepaid debt fees of $1.1 million were capitalized associated with the increase in the credit line. There were no other changes to the credit facility.

At September 30, 2010, there were no borrowings outstanding under the revolving line of credit, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $193.2 million being available for additional borrowings.

We repaid $32.6 million and $106.5 million of the term loans during the three and nine months ended September 30, 2010, respectively. Repayments of $57.0 million and $127.2 million were made during the three and nine months ended September 30, 2009, respectively. These term loan repayments were made with cash flows from operations and cash on hand. We were in compliance with the debt covenants under the credit facility at September 30, 2010.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at September 30, 2010 was $61.23 per share.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by one U.S. subsidiary, which is 100% owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at September 30, 2010.

On July 1, 2010, we classified the convertible notes as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring within the next 12 months.

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

	At September 30, 2010	At December 31, 2009
	(in thousands)
Face value of convertible debt	$223,604	$223,604
Unamortized discount	(7,931)	(15,435)

Net carrying amount of debt component	$215,673	$208,169

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Contractual interest coupon	$1,398	$1,398	$4,193	$4,442
Amortization of the discount on the liability component	2,547	2,367	7,504	7,262

Total interest expense	$3,945	$3,765	$11,697	$11,704

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over nine months as of September 30, 2010.

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

Senior Subordinated Notes

On July 17, 2009, we paid the remaining $111.7 million outstanding balance on our 7.75% senior subordinated notes and recognized a loss on extinguishment of $2.5 million, which included the remaining unamortized debt discount of $336,000. Unamortized prepaid debt fees of $2.0 million were recorded to interest expense.

Note 7:     Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at September 30, 2010 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at September 30, 2010. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at September 30, 2010 and December 31, 2009 are as follows:

		Fair Value
	Balance Sheet Location	At September 30, 2010	At December 31, 2009
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$283	$3,986

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20

Interest rate swap contracts	Other current liabilities	$(7,775)	$(11,478)

Interest rate swap contracts	Other noncurrent obligations	(1,675)	(3,676)

Euro denominated term loan *	Current portion of long-term debt	(4,522)	(4,820)

Euro denominated term loan *	Long-term debt	(222,601)	(284,082)

Total derivatives designated as hedging instruments under ASC 815-20		$(236,573)	$(304,056)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(87)	$(2,442)

Total liability derivatives		$(236,660)	$(306,498)

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

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2010	2009
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(30,300)	$(29,772)
Unrealized gain (loss) on derivative instruments	(2,920)	(5,906)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	12,203	(5,676)
Realized (gains) losses reclassified into net income (loss)	5,874	6,025

Net unrealized loss on hedging instruments at September 30,	$(15,143)	$(35,329)

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

We have entered into one-year pay-fixed receive one-month LIBOR interest rate swaps to convert $200 million of our U.S. dollar term loan from a floating LIBOR interest rate to a fixed interest rate. Our outstanding swaps are as follows:

Transaction Date	Effective Date of Swap	Notional amount	Fixed Interest Rate
		(in thousands)
July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.15%

July 1, 2009	June 30, 2010 - June 30, 2011	$100,000	2.11%

At September 30, 2010 and December 31, 2009, our U.S. dollar term loan had a balance of $220.2 million and $284.7 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $2.7 million, which was based on the Bloomberg U.S. dollar swap yield curve as of September 30, 2010.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $173.1 million (€128.3 million) and $252.9 million (€175.8 million) as of September 30, 2010 and December 31, 2009, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $4.9 million (€3.6 million), which was based on the Bloomberg euro swap yield curve as of September 30, 2010.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months and nine months ended September 30 are as follows:

Derivatives in ASC 815-20 Cash	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Flow Hedging Relationships	Portion)		Location	Amount		Location	Amount
	2010	2009		2010	2009		2010	2009
	(in thousands)			(in thousands)			(in thousands)
Three months ended September 30,

Interest rate swap contracts	$(603)	$(3,588)	Interest expense	$(2,715)	$(3,808)	Interest expense	$(11)	$(88)

Nine months ended September 30,

Interest rate swap contracts	$(4,725)	$(9,753)	Interest expense	$(9,525)	$(9,970)	Interest expense	$(85)	$(272)

Net Investment Hedge

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $227.1 million (€168.3 million) and $288.9 million (€200.8 million) as of September 30, 2010 and December 31, 2009, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the three and nine months ended September 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$(19,703)	$(13,770)	$19,795	$(9,157)
Net of tax	$(12,149)	$(8,524)	$12,203	$(5,676)

Derivatives Not Designated as Hedging Relationships

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (170 during the nine months ended September 30, 2010), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from less than $1 million to $50 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange option and forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 are as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Foreign exchange option and forward contracts	$(803)	$(1,976)	$2,244	$(2,503)

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

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At September 30, 2010	At December 31, 2009
	(in thousands)
Plan assets in other noncurrent assets	$(577)	$(613)
Current portion of pension plan liability in wages and benefits payable	3,390	2,975
Long-term portion of pension plan liability	60,013	63,040

Net pension plan benefit liability	$62,826	$65,402

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $37,000 and $375,000 to the defined benefit pension plans for the three and nine months ended September 30, 2010, and $49,000 and $101,000 for the three and nine months ended September 30, 2009, respectively. The timing of when contributions are made can vary by plan from year to year. For 2010, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2010 to our defined benefit pension plans. We contributed $397,000 to the defined benefit pension plans for the year ended December 31, 2009.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Service cost	$493	$457	$1,493	$1,325
Interest cost	858	933	2,608	2,673
Expected return on plan assets	(73)	(74)	(221)	(215)
Amortization of actuarial net gain	(6)	(106)	(19)	(288)
Amortization of unrecognized prior service costs	-	7	-	20

Net periodic benefit cost	$1,272	$1,217	$3,861	$3,515

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the three and nine months ended September 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Stock options	$843	$1,600	$3,138	$6,172
Restricted stock awards and units	3,962	2,336	10,344	6,629
Unrestricted stock awards	175	119	364	254
ESPP	121	115	376	394

Total stock-based compensation	$5,101	$4,170	$14,222	$13,449

Related tax benefit	$1,421	$1,031	$4,153	$3,487

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (1)	2009 (1)	2010	2009
Dividend yield	-	-	-	-
Expected volatility	-	-	48.7%	50.2%
Risk-free interest rate	-	-	2.3%	1.8%
Expected life (years)	-	-	4.60	4.91

	ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	-	-	-	-
Expected volatility	42.6%	51.9%	36.0%	75.8%
Risk-free interest rate	0.2%	0.2%	0.1%	0.4%
Expected life (years)	0.25	0.25	0.25	0.25

(1)There were no employee stock options issued for the three months ended September 30, 2010 and 2009.

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, restricted stock awards, and unrestricted stock awards. At September 30, 2010, shares available for issuance under the Stock Incentive Plan were 2,946,065.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96			$25.94
Exercised	(134)	20.20		$4,565
Forfeited	(18)	58.98
Expired	(7)	57.23

Outstanding, September 30, 2009	1,265	$54.96	6.66	$20,408

Exercisable and expected to vest, September 30, 2009	1,203	$53.22	6.56	$20,373

Exercisable, September 30, 2009	971	$46.91	6.11	$20,052

Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(144)	40.82		$4,413

Outstanding, September 30, 2010	1,106	$55.11	5.83	$14,660

Exercisable and expected to vest, September 30, 2010	1,096	$54.99	5.80	$14,449

Exercisable, September 30, 2010	952	$52.25	5.40	$14,551

(1)

The aggregate intrinsic value is the amount by which the market value of the underlying stock exceeded the exercise price of the outstanding options before applicable income taxes, based on the closing stock price on the last business day of the period, which represents amounts that would have been received by the optionees had all options been exercised on that date.

As of September 30, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 17 months.

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

The restricted awards issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period. Performance Awards typically vest and are released in three equal installments at the beginning of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted awards (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted awards immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or the participant’s retirement eligible date. For the 2010 Performance Awards, the maximum restricted awards that may become eligible for vesting is 133,000 with a grant date fair value of $61.49.

The following table summarizes restricted award activity for the nine months ended September 30:

	Number of Restricted Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2009	313
Granted	59	$69.44
Released	(23)		$1,472
Forfeited	(6)

Outstanding, September 30, 2009	343

Outstanding, January 1, 2010	326
Granted(2)	215	$63.42
Released	(78)		$5,216
Forfeited	(14)

Outstanding, September 30, 2010	449

Vested, September 30, 2010	2		$97

Expected to vest, September 30, 2010	372		$22,788

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

At September 30, 2010, unrecognized compensation expense was $19.0 million, which is expected to be recognized over a weighted average period of approximately 24 months.

Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares of unrestricted stock issued	2,896	2,168	5,662	4,284

Weighted average grant date fair value	$60.39	$55.27	$64.35	$59.40

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares of stock sold to employees(1)	14,819	16,663	37,905	49,413

Weighted average fair value per ESPP award(2)	$9.16	$9.62	$9.69	$8.13

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.
(2)	Relating to awards associated with the offering period(s) during the three and nine months ended September 30.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At September 30, 2010, all compensation cost associated with the ESPP had been recognized. There were approximately 210,000 shares of common stock available for future issuance under the ESPP at September 30, 2010.

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

For the three and nine months ended September 30, 2010, we had tax provisions of 34% and 17%, based on a percentage of income before tax, as compared with tax benefits of 84% for the same periods in 2009.

Our tax provisions in 2010 reflect higher projected pretax earnings in high tax jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. The 2010 tax provisions also include a benefit for the receipt of a clean energy manufacturing tax credit awarded as part of the American Recovery and Reinvestment Act and a benefit related to the reduction of tax reserves for certain foreign subsidiaries.

Our tax benefits in 2009 are the result of certain interest expense deductions and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007, as well as the forecasted mix of earnings in different tax jurisdictions, which included lower income in higher tax jurisdictions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. Interest and penalties recognized, and accrued interest and penalties recorded, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Interest and penalties expense	$277	$656	$1,463	$1,988
Interest and penalties benefit	(449)	(98)	(1,339)	(137)

Net interest and penalties recognized	$(172)	$558	$124	$1,851

	At September 30, 2010	At December 31, 2009
	(in millions)
Accrued interest	$4.7	$4.1
Accrued penalties	2.9	3.4

	At September 30, 2010	At December 31, 2009
	(in millions)
Unrecognized tax benefits related to uncertain tax positions	$33.3	$46.2
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	33.3	46.2

At September 30, 2010, we expect to pay $630,000 in income taxes, interest, or penalties related to uncertain tax positions over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $5.9 million within the next twelve months due to the potential lapse of certain applicable statutes of limitations and the final resolution of certain tax audits.

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	At September 30,	At December 31,
	2010	2009
	(in millions)
Credit facility(1)
Multicurrency revolving line of credit	$240.0	$115.0
Standby LOC’s issued and outstanding	(46.8)	(39.9)

Net available for additional borrowings and LOC’s	$193.2	$75.1

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$46.1	$38.7
Standby LOC’s issued and outstanding	(18.5)	(10.9)
Short-term borrowings(2)	(1.5)	(2.1)

Net available for additional borrowings and LOC’s	$26.1	$25.7

Unsecured surety bonds in force	$97.7	$71.4

(1)	See Note 6 for details regarding our credit facility, which is secured.
(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at September 30, 2010 were not material to our financial condition or results of operations.

On December 18, 2009, we received a statement of claim in the matter of an arbitration between Cinclus Technology (Cinclus) and Itron Metering Solutions UK Ltd (Itron UK). The claim relates to an alleged defect in meters sold to Cinclus during 2007 for installation on a project Cinclus was managing for E.ON, a utility with customers in Sweden. On December 23, 2009, we received a statement of claim in the matter of an arbitration between Cinclus and Itron UK relating to an alleged defect in meters sold to Cinclus during 2007 - 2009 for installation on a project Cinclus was managing for Fortum, a utility with customers in Sweden. Both arbitrations were filed with the Arbitration Institute of the Stockholm Chamber of Commerce. In both arbitrations, Cinclus claimed the meters provided by Itron UK failed to meet specifications because in certain environments the meters were affected by high frequency pollution from third party devices in the home environment, which impairs the meters’ capability to measure energy accurately. Cinclus asserted that all meters must be replaced at Itron UK’s cost and expense, including the cost of field work to replace the meters, plus other losses and damages to be specified at a later date. Itron UK resolved the claim by Cinclus related to the E.ON project in the second quarter of 2010. Itron UK resolved the claim by Cinclus related to the Fortum claim in the third quarter of 2010.

Warranty

A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Beginning balance	$49,203	$34,065	$33,873	$38,255
New product warranties	3,516	2,223	9,212	5,345
Other changes/adjustments to warranties	7,845	1,641	23,438	4,750
Reclassification from other current liabilities	-	-	2,878	-
Claims activity	(9,585)	(5,067)	(16,648)	(15,788)
Effect of change in exchange rates	2,246	653	472	953

Ending balance, September 30	53,225	33,515	53,225	33,515
Less: current portion of warranty	(28,232)	(20,751)	(28,232)	(20,751)

Long-term warranty	$24,993	$12,764	$24,993	$12,764

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in millions)
Warranty expense	$11.4	$3.9	$32.7	$10.1

Warranty expense associated with our segments was as follows for the nine months ended September 30:

	2010	2009
Itron North America	50%	85%
Itron International	50%	15%

The increase in Itron International’s warranty expense was primarily the result of $13.8 million recorded for the arbitration claims in Sweden noted above in legal matters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in millions)
Plan costs	$5.1	$5.4	$14.5	$15.4

	At September 30, 2010	At December 31, 2009
	(in millions)
IBNR accrual	$2.0	$3.3

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. Due to a change in our medical plan administrator, we have reduced our claims processing time. Therefore, the

IBNR accrual is lower at September 30, 2010 compared with December 31, 2009. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Net income (loss)	$29,108	$(2,962)	$82,795	$(7,402)
Foreign currency translation adjustment, net	125,179	65,895	(87,292)	62,971
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	(378)	(2,102)	(2,920)	(5,906)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	(12,149)	(8,524)	12,203	(5,676)
Net hedging (gain) loss reclassified into net income (loss), net	1,677	2,222	5,874	6,025
Pension plan benefits liability adjustment, net	2	(29)	(683)	(187)

Total comprehensive income (loss)	$143,439	$54,500	$9,977	$49,825

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Income tax (provision) benefit on foreign currency translation adjustment	$(750)	$(1,691)	$(1,335)	$(5,367)
Income tax (provision) benefit on net unrealized gain (loss) on derivative instruments(1)	225	1,266	1,805	3,627
Income tax (provision) benefit on net unrealized gain (loss) on a nonderivative net investment hedging instrument	7,554	5,246	(7,592)	3,481
Income tax (provision) benefit on net hedging (gain) loss reclassified into net income (loss)	(1,038)	(1,366)	(3,651)	(3,725)
Income tax benefit on pension plan benefits liability adjustment	(1)	13	220	80

Total income tax (provision) benefit on other comprehensive income (loss)	$5,990	$3,468	$(10,553)	$(1,904)

(1)	Designated as cash flow hedges

Accumulated other comprehensive income (loss), net of tax, was ($1.7) million at September 30, 2010 and $71.1 million at December 31, 2009. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values provided are representative of fair values only at September 30, 2010 and December 31, 2009 and do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$148,114	$148,114	$121,893	$121,893
Foreign exchange forwards	283	283	3,986	3,986
Liabilities
Term loans
USD denominated term loan	$220,154	$220,704	$284,693	$284,693
EUR denominated term loan	227,123	227,691	288,902	288,902
Convertible senior subordinated notes	215,673	248,199	208,169	282,859
Interest rate swaps	9,450	9,450	15,154	15,154
Foreign exchange forwards	87	87	2,442	2,442

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at September 30, 2010 and December 31, 2009. See Note 6 for further discussion.

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

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Itron North America	$11.5	$12.4	$34.2	$35.4
Itron International	20.6	27.0	63.0	78.4

Total Company	$32.1	$39.4	$97.2	$113.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues
Itron North America	$315,335	$137,351	$861,607	$419,658
Itron International	260,633	271,007	783,101	790,966

Total Company	$575,968	$408,358	$1,644,708	$1,210,624

Gross profit
Itron North America	$111,858	$42,524	$294,880	$144,737
Itron International	72,349	86,955	224,546	247,435

Total Company	$184,207	$129,479	$519,426	$392,172

Operating income (loss)
Itron North America	$64,581	$(1,188)	$155,892	$12,459
Itron International	7,652	17,319	23,314	40,018
Corporate unallocated	(10,853)	(7,125)	(32,099)	(22,803)

Total Company	61,380	9,006	147,107	29,674
Total other income (expense)	(17,585)	(27,114)	(47,212)	(74,593)

Income (loss) before income taxes	$43,795	$(18,108)	$99,895	$(44,919)

One customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2010, while no single customer did for the same periods in 2009. Three customers each accounted for more than 10% of Itron North America revenues for the three and nine months ended September 30, 2010, while no single customer did for the same periods in 2009. No single customer represented more than 10% of Itron International revenues for the three and nine months ended September 30, 2010 and 2009.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
United States and Canada	$312,851	$131,986	$854,923	$402,761
Europe	173,936	203,834	562,284	610,869
Other	89,181	72,538	227,501	196,994

Total revenues	$575,968	$408,358	$1,644,708	$1,210,624

Note 15:    Consolidating Financial Information

Our convertible notes, issued by Itron, Inc., are guaranteed by one U.S. subsidiary, which is 100% owned. Our senior subordinated notes issued in May 2004, which were redeemed in 2009, were guaranteed by multiple U.S. operating subsidiaries. We have not restated the comparative prior period results to reflect the change in certain U.S. subsidiaries from guarantors to non-guarantors as they are immaterial.

The guaranty by our U.S. subsidiary is joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantor to transfer funds to the parent company.

Consolidating Statement of Operations

Three Months Ended September 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$ 313,593	$ -	$276,771	$(14,396)	$575,968
Cost of revenues	204,233	-	201,924	(14,396)	391,761

Gross profit	109,360	-	74,847	-	184,207

Operating expenses
Sales and marketing	16,090	-	25,107	-	41,197
Product development	21,855	-	12,183	-	34,038
General and administrative	14,174	-	16,536	-	30,710
Amortization of intangible assets	4,084	-	12,798	-	16,882

Total operating expenses	56,203	-	66,624	-	122,827

Operating income	53,157	-	8,223	-	61,380
Other income (expense)
Interest income	62	888	137	(921)	166
Interest expense	(14,157)	-	(92)	921	(13,328)
Other income (expense), net	(1,716)	-	(2,707)	-	(4,423)

Total other income (expense)	(15,811)	888	(2,662)	-	(17,585)

Income before income taxes	37,346	888	5,561	-	43,795
Income tax provision	(12,814)	-	(1,873)	-	(14,687)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	4,576	-	-	(4,576)	-

Net income	$29,108	$888	$3,688	$(4,576)	$29,108

Consolidating Statement of Operations

Three Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$133,898	$1,005	$282,183	$(8,728)	$408,358
Cost of revenues	93,219	940	193,448	(8,728)	278,879

Gross profit	40,679	65	88,735	-	129,479

Operating expenses
Sales and marketing	14,400	-	23,269	-	37,669
Product development	19,207	-	11,870	-	31,077
General and administrative	9,941	-	16,665	-	26,606
Amortization of intangible assets	5,874	-	19,247	-	25,121

Total operating expenses	49,422	-	71,051	-	120,473

Operating income (loss)	(8,743)	65	17,684	-	9,006
Other income (expense)
Interest income	29,145	877	(112)	(29,955)	(45)
Interest expense	(20,499)	-	(29,818)	30,242	(20,075)
Loss on extinguishment of debt, net	(2,460)	-	-	-	(2,460)
Other income (expense), net	(912)	(7)	(3,328)	(287)	(4,534)

Total other income (expense)	5,274	870	(33,258)	-	(27,114)

Income (loss) before income taxes	(3,469)	935	(15,574)	-	(18,108)
Income tax benefit	13,252	-	1,894	-	15,146
Equity in losses of guarantor and non-guarantor subsidiaries, net	(12,745)	(2,428)	-	15,173	-

Net loss	$(2,962)	$(1,493)	$(13,680)	$15,173	$(2,962)

Consolidating Statement of Operations

Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$856,416	$-	$828,890	$(40,598)	$1,644,708
Cost of revenues	568,684	-	597,196	(40,598)	1,125,282

Gross profit	287,732	-	231,694	-	519,426

Operating expenses
Sales and marketing	47,363	-	76,345	-	123,708
Product development	64,084	-	36,016	-	100,100
General and administrative	41,424	-	55,628	-	97,052
Amortization of intangible assets	12,256	-	39,203	-	51,459

Total operating expenses	165,127	-	207,192	-	372,319

Operating income	122,605	-	24,502	-	147,107
Other income (expense)
Interest income	537	2,422	363	(2,878)	444
Interest expense	(44,357)	-	(736)	2,877	(42,216)
Other income (expense), net	1,256	-	(6,697)	1	(5,440)

Total other income (expense)	(42,564)	2,422	(7,070)	-	(47,212)

Income before income taxes	80,041	2,422	17,432	-	99,895
Income tax provision	(16,579)	-	(521)	-	(17,100)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	19,333	-	-	(19,333)	-

Net income	$82,795	$2,422	$16,911	$(19,333)	$82,795

Consolidating Statement of Operations

Nine Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$410,367	$3,116	$829,870	$(32,729)	$1,210,624
Cost of revenues	270,709	3,298	577,174	(32,729)	818,452

Gross profit (loss)	139,658	(182)	252,696	-	392,172

Operating expenses
Sales and marketing	42,546	-	70,023	-	112,569
Product development	58,869	-	34,175	-	93,044
General and administrative	31,495	-	52,602	-	84,097
Amortization of intangible assets	17,633	-	55,155	-	72,788

Total operating expenses	150,543	-	211,955	-	362,498

Operating income (loss)	(10,885)	(182)	40,741	-	29,674
Other income (expense)
Interest income	83,472	2,876	537	(85,914)	971
Interest expense	(56,003)	-	(83,517)	86,201	(53,319)
Loss on extinguishment of debt, net	(12,800)	-	-	-	(12,800)
Other income (expense), net	(2,802)	(3)	(6,353)	(287)	(9,445)

Total other income (expense)	11,867	2,873	(89,333)	-	(74,593)

Income (loss) before income taxes	982	2,691	(48,592)	-	(44,919)
Income tax benefit	36,938	-	579	-	37,517
Equity in losses of guarantor and non-guarantor subsidiaries, net	(45,322)	(5,466)	-	50,788	-

Net loss	$(7,402)	$(2,775)	$(48,013)	$50,788	$(7,402)

Consolidating Balance Sheet

September 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$18,517	$-	$129,597	$-	$148,114
Accounts receivable, net	157,970	-	225,844	-	383,814
Intercompany accounts receivable	5,821	-	1,350	(7,171)	-
Inventories	112,223	-	114,160	(618)	225,765
Deferred tax assets current, net	11,952	-	11,013	-	22,965
Other current assets	20,110	-	52,261	-	72,371
Intercompany other	2,021	888	2	(2,911)	-

Total current assets	328,614	888	534,227	(10,700)	853,029

Property, plant, and equipment, net	116,610	-	185,696	-	302,306
Prepaid debt fees	5,704	-	-	-	5,704
Deferred tax assets noncurrent, net	28,038	-	21,574	-	49,612
Other noncurrent assets	4,368	-	11,930	-	16,298
Intangible assets, net	45,914	-	269,842	-	315,756
Goodwill	184,751	-	1,051,832	-	1,236,583
Investment in subsidiaries	317,383	-	-	(317,383)	-
Intercompany notes receivable	1,317,923	99,703	-	(1,417,626)	-

Total assets	$2,349,305	$100,591	$2,075,101	$(1,745,709)	$2,779,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,970	$-	$163,125	$-	$238,095
Other current liabilities	14,723	-	45,083	-	59,806
Intercompany accounts payable	1,389	-	5,782	(7,171)	-
Wages and benefits payable	42,018	-	54,695	-	96,713
Taxes payable	1,500	-	21,379	-	22,879
Current portion of debt	226,246	-	-	-	226,246
Current portion of warranty	11,498	-	16,734	-	28,232
Unearned revenue	23,896	-	6,853	-	30,749
Deferred tax liabilities current, net	1,015	-	654	-	1,669
Short-term intercompany advances	887	-	2,024	(2,911)	-

Total current liabilities	398,142	-	316,329	(10,082)	704,389
Long-term debt	436,704	-	-	-	436,704
Long-term warranty	12,468	-	12,525	-	24,993
Pension plan benefits	-	-	60,013	-	60,013
Intercompany notes payable	99,703	-	1,317,923	(1,417,626)	-
Deferred tax liabilities noncurrent, net	(46,436)	-	98,564	-	52,128
Other long-term obligations	16,080	-	52,337	-	68,417

Total liabilities	916,661	-	1,857,691	(1,427,708)	1,346,644
Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,321,287	97,377	65,511	(162,888)	1,321,287
Accumulated other comprehensive income (loss), net	(1,688)	(7,787)	45,658	(37,871)	(1,688)
Retained earnings	113,045	11,001	106,241	(117,242)	113,045

Total shareholders’ equity	1,432,644	100,591	217,410	(318,001)	1,432,644

Total liabilities and shareholders’ equity	$2,349,305	$100,591	$2,075,101	$(1,745,709)	$2,779,288

Consolidating Balance Sheet

December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$16,385	$379	$105,129	$-	$121,893
Accounts receivable, net	117,104	2,316	218,528	-	337,948
Intercompany accounts receivable	9,524	52	1,572	(11,148)	-
Inventories	71,581	-	98,881	(378)	170,084
Deferred tax assets current, net	13,085	(44)	7,721	-	20,762
Other current assets	32,349	108	42,772	-	75,229
Intercompany other	32,456	3,658	4,999	(41,113)	-

Total current assets	292,484	6,469	479,602	(52,639)	725,916

Property, plant, and equipment, net	116,081	-	202,136	-	318,217
Prepaid debt fees	8,628	-	-	-	8,628
Deferred tax assets noncurrent, net	67,195	-	22,737	-	89,932
Other noncurrent assets	5,625	-	12,492	-	18,117
Intangible assets, net	58,168	-	330,044	-	388,212
Goodwill	174,781	-	1,130,818	-	1,305,599
Investment in subsidiaries	(9,081)	(12,444)	-	21,525	-
Intercompany notes receivable	1,723,587	94,511	-	(1,818,098)	-

Total assets	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,480	$66	$151,709	$-	$219,255
Other current liabilities	21,147	-	43,436	-	64,583
Intercompany accounts payable	1,674	184	9,290	(11,148)	-
Wages and benefits payable	20,621	102	50,869	-	71,592
Taxes payable	1,776	(43)	12,644	-	14,377
Current portion of debt	10,871	-	-	-	10,871
Current portion of warranty	8,418	-	12,523	-	20,941
Unearned revenue	36,421	-	3,719	-	40,140
Deferred tax liabilities current, net	(1,550)	-	3,175	-	1,625
Short-term intercompany advances	8,661	2,450	30,002	(41,113)	-

Total current liabilities	175,519	2,759	317,367	(52,261)	443,384
Long-term debt	770,893	-	-	-	770,893
Long-term warranty	9,919	-	3,013	-	12,932
Pension plan benefits	-	-	63,040	-	63,040
Intercompany notes payable	94,512	-	1,723,586	(1,818,098)	-
Deferred tax liabilities noncurrent, net	(37,176)	-	117,871	-	80,695
Other long-term obligations	23,287	-	59,876	-	83,163

Total liabilities	1,036,954	2,759	2,284,753	(1,870,359)	1,454,107

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,299,134	107,165	80,723	(187,888)	1,299,134
Accumulated other comprehensive income (loss), net	71,130	(9,200)	19,689	(10,489)	71,130
Retained earnings (accumulated deficit)	30,250	(12,188)	(207,336)	219,524	30,250

Total shareholders’ equity	1,400,514	85,777	(106,924)	21,147	1,400,514

Total liabilities and shareholders’ equity	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$82,795	$2,422	$16,911	$(19,333)	$82,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,101	-	63,083	-	97,184
Stock-based compensation	14,222	-	-	-	14,222
Amortization of prepaid debt fees	4,219	-	-	-	4,219
Amortization of convertible debt discount	7,505	-	-	-	7,505
Deferred taxes, net	17,072	-	(16,361)	-	711
Equity in earnings of guarantor and non-guarantor subsidiaries, net	(19,333)	-	-	19,333	-
Other adjustments, net	1,707	-	2,301	-	4,008
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40,866)	-	(12,904)	-	(53,770)
Inventories	(40,402)	-	(17,296)	-	(57,698)
Accounts payables, other current liabilities, and taxes payable	10,323	-	27,816	-	38,139
Wages and benefits payable	21,397	-	5,402	-	26,799
Unearned revenue	(11,829)	-	3,265	-	(8,564)
Warranty	5,629	-	10,458	-	16,087
Intercompany transactions, net	3,418	-	(3,418)	-	-
Other operating, net	11,026	-	(15,547)	-	(4,521)

Net cash provided by operating activities	100,984	2,422	63,710	-	167,116

Investing activities
Acquisitions of property, plant, and equipment	(26,163)	-	(19,344)	-	(45,507)
Current intercompany notes, net	28,563	(2,422)	5,000	(31,141)	-
Other investing, net	1,266	-	4,146	-	5,412

Net cash provided by (used in) investing activities	3,666	(2,422)	(10,198)	(31,141)	(40,095)

Financing activities
Payments on debt	(106,524)	-	-	-	(106,524)
Issuance of common stock	7,931	-	-	-	7,931
Current intercompany notes, net	(2,578)	-	(28,563)	31,141	-
Prepaid debt fees	(1,347)	-	-	-	(1,347)
Other financing, net	-	-	(983)	-	(983)

Net cash used in financing activities	(102,518)	-	(29,546)	31,141	(100,923)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	123	-	123
Cash transferred from guarantor to combined non-guarantor	-	(379)	379	-	-

Increase (decrease) in cash and cash equivalents	2,132	(379)	24,468	-	26,221
Cash and cash equivalents at beginning of period	16,385	379	105,129	-	121,893

Cash and cash equivalents at end of period	$18,517	$-	$129,597	$-	$148,114

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(2,752)	$-	$(3,246)	$-	$(5,998)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$667	$-	$16,780	$-	$17,447
Interest, net of amounts capitalized	31,386	-	280	-	31,666

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(7,402)	$(2,775)	$(48,013)	$50,788	$(7,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,253	-	78,559	-	113,812
Stock-based compensation	13,467	-	-	-	13,467
Amortization of prepaid debt fees	6,384	-	-	-	6,384
Amortization of convertible debt discount	7,262	-	-	-	7,262
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred taxes, net	(37,015)	-	(14,326)	-	(51,341)
Equity in losses of guarantor and non-guarantor subsidiaries, net	45,322	5,466	-	(50,788)	-
Other adjustments, net	1,552	-	216	-	1,768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,280	(839)	(2,833)	-	11,608
Inventories	(1,130)	-	(3,081)	-	(4,211)
Accounts payables, other current liabilities, and taxes payable	(3,376)	153	750	-	(2,473)
Wages and benefits payable	(7,973)	(78)	(2,353)	-	(10,404)
Unearned revenue	10,773	338	(1,839)	-	9,272
Warranty	(2,852)	-	(2,883)	-	(5,735)
Intercompany transactions, net	1,005	1,219	(2,224)	-	-
Other operating, net	(9,010)	63	4,067	-	(4,880)

Net cash provided by operating activities	77,500	3,547	6,040	-	87,087

Investing activities
Acquisitions of property, plant, and equipment	(16,946)	(346)	(20,731)	-	(38,023)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(1,317)	-	-	-	(1,317)
Current intercompany notes, net	(20,661)	-	1,217	19,444	-
Long-term intercompany notes receivable, net	3,660	(3,850)	1,135	(945)	-
Other investing, net	706	974	2,421	-	4,101

Net cash used in investing activities	(34,558)	(3,222)	(15,958)	18,499	(35,239)

Financing activities
Payments on debt	(236,495)	-	-	-	(236,495)
Issuance of common stock	165,235	-	-	-	165,235
Current intercompany notes, net	(1,254)	-	20,698	(19,444)	-
Long-term intercompany notes payable, net	(785)	-	(160)	945	-
Prepaid debt fees	(3,936)	-	-	-	(3,936)
Other financing, net	-	-	(1,309)	-	(1,309)

Net cash provided by (used in) financing activities	(77,235)	-	19,229	(18,499)	(76,505)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	4,988	-	4,988
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-

Increase (decrease) in cash and cash equivalents	(31,353)	(2,615)	14,299	-	(19,669)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390

Cash and cash equivalents at end of period	$36,051	$565	$88,105	$-	$124,721

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$1,265	$346	$3,881	$-	$5,492
Exchange of debt (face value) for common stock	120,984	-	-	-	120,984
Contingent consideration payable for previous acquisitions	2,000	-	-	-	2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$539	$-	$18,769	$-	$19,308
Interest, net of amounts capitalized	43,199	115	(107)	-	43,207

ITEM 2: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Revenues for the three and nine months ended September 30, 2010 increased 41% and 36%, compared with the same periods in 2009, primarily due to deployment of our OpenWay® projects in Itron North America. Total backlog was $1.7 billion and twelve-month backlog was $958 million at September 30, 2010.

Itron North America meter volumes increased 136% and 108%, primarily driven by the OpenWay contracts, while Itron International meter volumes increased 5% and decreased 4% for the three and nine months ended September 30, 2010, compared with the same periods in 2009.

Diluted earnings per share were $0.71 and $2.02 for the three and nine months ended September 30, 2010, compared with diluted loss per share of $0.07 and $0.19 for the same periods last year.

Term debt repayments during the nine months ended September 30, 2010 were $106.5 million, bringing the total debt outstanding to $663.0 million at September 30, 2010.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in millions)			(in millions)
Revenues	$576.0	$408.4	41%	$1,644.7	$1,210.6	36%
Gross Profit	$184.2	$129.5	42%	$519.4	$392.2	32%
Gross Margin	32.0%	31.7%		31.6%	32.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenues by region
United States and Canada	$312.8	$132.1	$854.9	$402.8
Europe	174.0	203.9	562.3	610.9
Other	89.2	72.4	227.5	196.9

Total revenues	$576.0	$408.4	$1,644.7	$1,210.6

Revenues

Revenues increased $167.6 million and $434.1 million, or 41% and 36%, for the three and nine months ended September 30, 2010 compared with the same periods in 2009. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for a 3% decrease in revenues in the third quarter and was minor for the nine months ended September 30, 2010, compared with the same period last year. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, Southern California Edison, represented approximately 12% and 11% of total revenues for the three and nine months ended 2010, while no single customer represented more than 10% of total Company revenues for the same periods in 2009. Our 10 largest customers accounted for approximately 37% and 33% of total revenues for the three and nine months ended September 30, 2010, compared with 16% and 12% for the three and nine months ended September 30, 2009, respectively.

Gross Margins

Gross margin was 32.0% and 31.6% for the three and nine months ended September 30, 2010, compared with 31.7% and 32.4% during the same periods in 2009. For the three months ended September 30, 2010, Itron North America gross margin increased 4.5 percentage points, while Itron International gross margin decreased 4.3 percentage points, resulting in a minimal overall change. The lower gross margin for the nine months ended September 30, 2010 was due to Itron International. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary

Meters are sold with and without advanced functionality. In addition, smart meter modules (automatic meter reading (AMR)/AMI)) can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and AMR/AMI module volumes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(units in thousands)
Total meters (with and without AMR/AMI)
Itron North America
Electricity	1,800	740	4,990	2,340
Gas	160	90	420	260

Itron International
Electricity	2,020	1,890	5,590	5,670
Gas	940	1,160	2,940	3,880
Water	2,290	1,960	6,960	6,540

Total meters	7,210	5,840	20,900	18,690

Additional meter information (Total Company)
Meters with AMR	1,110	670	2,830	2,200
Meters with AMI	1,130	120	2,990	220
Standalone AMR/AMI modules	1,620	850	4,410	2,860

Meters with AMR/AMI and modules	3,860	1,640	10,230	5,280

Meters with other vendors’ AMR/AMI	130	160	390	470

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 14: Segment Information”.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	% Change		2010	2009	% Change
Segment Revenues	(in millions)				(in millions)
Itron North America	$315.4	$137.4	130%		$861.6	$419.7	105%
Itron International	260.6	271.0	(4%)		783.1	790.9	(1%)

Total revenues	$576.0	$408.4	41%		$1,644.7	$1,210.6	36%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Segment Gross Profit and Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$111.9	35.5%	$42.5	31.0%	$294.9	34.2%	$144.7	34.5%
Itron International	72.3	27.8%	87.0	32.1%	224.5	28.7%	247.5	31.3%

Total gross profit and margin	$184.2	32.0%	$129.5	31.7%	$519.4	31.6%	$392.2	32.4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in millions)		(in millions)		(in millions)		(in millions)
Itron North America	$64.6	20%	$(1.2)	(1%)	$155.9	18%	$12.5	3%
Itron International	7.6	3%	17.3	6%	23.3	3%	40.0	5%
Corporate unallocated	(10.8)		(7.1)		(32.1)		(22.8)

Total Company	$61.4	11%	$9.0	2%	$147.1	9%	$29.7	2%

Itron North America: Revenues increased $178.0 million and $441.9 million, or 130% and 105%, during the three and nine months ended September 30, 2010, compared with the same periods last year. The increase in revenues was primarily due to the deployment on our OpenWay projects in 2010. Our OpenWay contracts accounted for 50% and 48% of operating segment revenues for the three and nine months ended September 30, 2010, compared with 15% and 8% in the same periods last year. OpenWay meter and module volumes were 1.3 million and 3.4 million in the third quarter and nine months ended September 30, 2010. Non-OpenWay revenues increased 35% and 17% for the three and nine months ended September 30, 2010, compared with the same periods last year.

Gross margin increased to 35.5% in the three months ended September 30, 2010, compared with gross margin of 31.0% in the same period in 2009, due to manufacturing efficiency improvements driven by higher volumes and cost reduction efforts. Gross margin for the nine months ended September 30, 2010 was 34.2%, compared with 34.5% in the same period in 2009, due to increased compensation costs resulting from the reinstatement of our annual incentive plans in 2010, substantially offset by manufacturing efficiency improvements due to higher volumes and cost reduction efforts.

Three customers each represented more than 10% of Itron North America revenues in the three and nine months ended September 30, 2010. No customer represented more than 10% of Itron North America operating segment revenues in the three and nine months ended September 30, 2009.

Itron North America operating expenses increased $3.6 million and $6.7 million, or 8% and 5%, for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to increased compensation expense. These higher costs were partially offset by a scheduled decrease in amortization of intangible assets. As a result of higher revenues, operating expenses as a percentage of revenues were 15% and 16% for the three and nine months ended September 30, 2010, compared with 32% for the same periods in 2009.

Itron International: Revenues decreased $10.4 million, or 4%, for the three months ended September 30, 2010, and decreased $7.8 million, or 1%, for the nine months ended September 30, 2010, compared with the same periods in 2009. Excluding the translation effect to the U.S. dollar, revenues increased 1% in the third quarter of 2010, compared with the same period last year. There was minimal translation impact on revenues for the nine months ended September 30, 2010, compared with the same period last year. Meter volumes were 5% higher for the third quarter of 2010 and 4% lower for the nine months ended September 30, 2010, compared with the same periods last year. Itron International experiences variability in revenues as a result of the diverse economies in which it operates and sells its products.

Gross margin decreased 4.3 percentage points and 2.6 percentage points in the three and nine months ended September 30, 2010, compared with the same periods in 2009, due primarily to increased warranty expense of $4.2 million and $13.8 million recorded in those respective periods for the arbitration claims in Sweden, as discussed in Item 1: “Financial Statements Note 11: Commitments and Contingencies”. Gross margins in 2010 were also lower due to facility movement and consolidation expenses, an increase in material costs, and foreign currency translation.

Business line revenues as a percentage of total Itron International operating segment revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Electricity	40%	42%	39%	40%
Water	30%	28%	32%	31%
Gas	30%	30%	29%	29%

No single customer represented more than 10% of Itron International operating segment revenues in the three and nine months ended September 30, 2010 and 2009.

Operating expenses for Itron International were $64.7 million and $69.7 million for the three months ended September 30, 2010 and 2009, or 25% and 26% of revenues for the respective periods. Operating expenses for the nine months ended September 30, 2010 and 2009 were $201.2 million and $207.5 million or 26% of revenues for the respective periods. Operating expenses, excluding amortization expense and before the impact of foreign currency exchange rate changes, increased 10% and 7% for the three and nine months ended September 30, 2010, compared with the same periods in 2009.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $3.7 million and $9.3 million in the three and nine months ended September 30, 2010, compared with the same periods last year, primarily due to compensation expense, including the reinstatement of bonus and profit sharing plans.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2010	$528	$1,657	$958
June 30, 2010	806	1,686	1,017
March 31, 2010	481	1,459	981
December 31, 2009	397	1,488	807
September 30, 2009	400	1,577	749

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received and/or contractual conditions are satisfied. In the second quarter of 2010, contract approvals were received for our OpenWay contract with Detroit Edison. As a result, bookings and backlog included $339 million related to that contract for the quarter ended June 30, 2010.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	2010	% of Revenue	2009	% of Revenue
	(in millions)		(in millions)		(in millions)		(in millions)
Sales and marketing	$41.2	7%	$37.7	9%	$123.7	8%	$112.6	9%
Product development	34.0	6%	31.1	8%	100.1	6%	93.0	8%
General and administrative	30.7	5%	26.6	7%	97.0	6%	84.1	7%
Amortization of intangible assets	16.9	3%	25.1	6%	51.5	3%	72.8	6%

Total operating expenses	$122.8	21%	$120.5	30%	$372.3	23%	$362.5	30%

Operating expenses increased 2% and 3% for the three and nine months ended September 30, 2010, compared with the same periods in 2009, respectively. The translation of foreign currencies to the U.S. dollar represented a decrease of $4.8 million and $1.1 million for the three and nine months ended September 30, 2010. The net increase in operating expenses was primarily due to increased compensation expense, partially offset by lower amortization of intangible assets.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Interest income	$166	$(45)	$444	$971
Interest expense	(11,872)	(15,963)	(37,997)	(46,935)
Amortization of prepaid debt fees	(1,456)	(4,112)	(4,219)	(6,384)
Loss on extinguishment of debt, net	-	(2,460)	-	(12,800)
Other income (expense), net	(4,423)	(4,534)	(5,440)	(9,445)

Total other income (expense)	$(17,585)	$(27,114)	$(47,212)	$(74,593)

Interest income: Interest income decreased in 2010, compared with 2009, primarily due to lower interest rates in 2010. Average cash and cash equivalent balances increased 7% and 2% in the three and nine months ended September 30, 2010, compared with the same periods in 2009.

Interest expense: Interest expense decreased 26% and 19% for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to the decline in the principal balance of our debt outstanding. At September 30, 2010, inclusive of our interest rate swaps, 89% of our borrowings were at fixed rates. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Amortization of prepaid debt fees: The decrease in amortization of prepaid debt fees for the three and nine months ended September 30, 2010 was primarily the result of lower debt repayments. Repayments on our borrowings were $32.6 million and $106.5 million for the three and nine months ended September 30, 2010, compared with $166.3 million and $236.5 million for the three and nine months ended September 30, 2009. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal amount outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the induced conversion of a portion of our convertible notes, refer to Item 1: “Financial Statements Note 6: Debt”. During the third quarter of 2009, we repaid the outstanding balance on our senior subordinated notes and recognized a loss on extinguishment of $2.5 million.

Other income (expense), net: Other expenses, net, typically result from foreign currency fluctuations due to the revaluation of monetary asset and liability balances denominated in a currency other than the reporting entity’s functional currency. During the nine months ended September 30, 2009, other expense also included $1.5 million in consulting and legal fees associated with the amendment to our credit facility.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Operating activities	$167.1	$87.1
Investing activities	(40.1)	(35.2)
Financing activities	(100.9)	(76.5)
Effect of exchange rates on cash and cash equivalents	0.1	4.9

Increase (decrease) in cash and cash equivalents	$26.2	$(19.7)

Cash and cash equivalents was $148.1 million at September 30, 2010, compared with $121.9 million at December 31, 2009. The increase was primarily due to increased revenues from the Itron North America operating segment, partially offset by higher net cash outflows from financing activities.

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2010 was $80.0 million higher, compared with the same period in 2009, primarily due to increased revenues.

Investing activities

Investing activities consist primarily of capital expenditures for machinery and equipment associated with the expansion of our manufacturing facilities for increased operating capacity.

Financing activities

During the nine months ended September 30, 2010, we repaid $106.5 million in borrowings, compared with $236.5 million during the same period in 2009. Cash generated from the exercise of stock-based awards was $7.9 million for the nine months ended September 30, 2010, compared with $5.0 million during the same period in 2009. During the nine months ended September 30, 2009, we completed an underwritten public offering of approximately 3.2 million shares of common stock for net cash proceeds of $160.4 million, which the proceeds were used to repay debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2010 was an increase of $123,000, compared with an increase of $4.9 million for the same period in 2009.

Non-cash transactions

During the nine months ended September 30, 2009, we completed exchanges with certain holders of our convertible notes in which we issued, in the aggregate, approximately 2.3 million shares of common stock valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes. Refer to Item 1: “Financial Statements Note 6: Debt” for further discussion.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2010 and December 31, 2009 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and the sale of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

Our credit facility contains scheduled minimum principal payments of 1% per year (.25% quarterly) and an annual excess cash flow provision payment, payable within 90 days of our fiscal year end. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. Our yearly debt repayments have historically exceeded the annual excess cash flow provision repayment requirement and, therefore, no additional payments have been required in the following fiscal year.

The credit facility includes a multicurrency revolving line of credit, which was increased from $115 million to $240 million on June 9, 2010. The increase was completed without amending the credit facility.

On July 1, 2010, we classified our convertible senior subordinated notes as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring within the next nine months.

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

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2010 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards, unrealized losses from hedging activities, and tax credits that can be carried forward, some of which are limited by Internal Revenue Code Sections 382 and 383. The limited deferred income tax assets resulted primarily from acquisitions. Based on current projections, we expect to pay $1.7 million in U.S. federal and state taxes and approximately $26 million in local and foreign taxes in 2010. See Item 1: “Financial Statements Note 10: Income Taxes” for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Working capital, which represents current assets less current liabilities, was $148.6 million at September 30, 2010, compared with $282.5 million at December 31, 2009. The decrease is due to the classification of our convertible senior subordinated notes as current during the third quarter of 2010 due to the combination of put, call, and conversion options commencing on July 1, 2011.

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

Contingencies

Refer to Item 1: “Financial Statements Note 11: Commitments and Contingencies”.

Critical Accounting Estimates

Revenue Recognition

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13) and ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the three and nine months ended September 30, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

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

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Fair value represents the estimated price charged if an item were sold separately. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until the fair value can be objectively determined for any remaining undelivered elements. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues relate primarily to professional services and software associated with our OpenWay® contracts, extended warranty, and prepaid post contract support. Unearned revenue is recognized when the applicable revenue recognition criteria are met. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized when the applicable revenue recognition criteria are met. Refer to Item 1: “Financial Statements, Note 1: Summary of Significant Accounting Policies” for unearned revenue and deferred costs outstanding at September 30, 2010 and December 31, 2009.

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

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. Our effective tax rate requires significant judgment and is subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

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

	$1,323.9

Changes in market demand and the economies in which we operate across local markets, the volatility and decline in the worldwide equity markets, and the decline in our market capitalization could negatively impact our annual goodwill impairment test, which could have a significant effect on our current and future results of operations and financial condition.

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

Convertible Debt

Our convertible notes are separated into their liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt. At September 30, 2010, we classified the convertible notes as current due to the combination of put, call, and conversion options commencing on July 1, 2011.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro-denominated defined benefit pension plans, which comprise 95% of our benefit obligation, we match the plans’ expected future benefit payments against select bonds (bonds with market values that exceed €500 million, have a maturity greater than one year with no special features, and have a spread between the bid and ask prices of less than 5% of the average bid and ask prices). The yield curve derived for the euro-denominated plans was 5.5% at December 31, 2009. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2009 was 5.6%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2 million. The financial and actuarial assumptions used at December 31, 2009 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans” for our expected contributions for 2010.

Bonus and Profit Sharing

We have employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2010, we accrued $12.1 million and $36.8 million for such awards, compared with $6.6 million and $8.7 million in the same periods in 2009. Awards are typically distributed in the first quarter of the following year.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Amended and Restated 2002 Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the required vesting period. Our excess tax benefit cannot be credited to common stock until the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at September 30, 2010. Including the effect of our interest rate swaps at September 30, 2010, 89% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of September 30, 2010, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at September 30, 2010.

	2010	2011	2012	2013	2014	Total
	(in millions)
Fixed Rate Debt
Principal: Convertible notes (1)	$–	$223.6	$–	$–	$–	$223.6
Interest rate	2.50%	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$1.5	$6.1	$6.1	$6.1	$200.4	$220.2
Average interest rate	3.78%	4.12%	4.09%	4.36%	4.68%

Principal: Euro term loan	$1.1	$4.1	$4.1	$4.1	$213.7	$227.1
Average interest rate	4.38%	4.79%	4.99%	5.15%	5.30%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.13%	2.13%
Average interest rate (Receive)	0.28%	0.62%
Net/Spread	(1.85%)	(1.51%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%	6.59%
Average interest rate (Receive)	2.88%	3.29%	3.49%
Net/Spread	(3.71%)	(3.30%)	(3.10%)

(1)

The face value of our convertible notes is $223.6 million, while the carrying value is $215.7 million. (Refer to Item 1: “Financial Statements Note 6: Debt” for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. We are amortizing the remaining $7.9 million discount on the liability component of the convertible notes to interest expense over the next nine months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options.

(2)

The one-year interest rate swaps are used to convert $200 million of our $220.2 million U.S. dollar denominated variable rate term loan from a floating London Interbank Offered Rate interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

(3)

The amortizing euro denominated interest rate swap is used to convert $173.1 million (€128.3 million) of our $227.1 million (€168.3 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

Based on a sensitivity analysis as of September 30, 2010, we estimate that if market interest rates average one percentage point higher in 2010 than in the table above, our earnings in 2010 would not be materially impacted due to our interest rate swaps in place at September 30, 2010.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 48% and 50% of total revenues for the three and nine months ended September 30, 2010, compared with 69% and 68% for the same periods in 2009.

In conjunction with our acquisition of Actaris Metering Systems SA, we entered into a euro denominated term loan in 2007 that exposes us to fluctuations in the euro foreign exchange rate. We have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income (loss). We had no hedge ineffectiveness (refer to Item 1: “Financial Statements Note 7: Derivative Financial Instruments and Hedging Activities”).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (170 during the nine months ended September 30, 2010), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from less than $1 million to $50 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)

Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There were no material changes, as defined by Item 103 of Regulation S-K, during the third quarter of 2010.

Item 1A:	Risk Factors

There were no material changes to risk factors during the third quarter of 2010 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2010 that was not reported.

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

*

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

November 2, 2010	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer