Form 10-K
period 2010-12-31
ITRON INC /WA/
filed 2011-02-25
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,495,975,576.

As of January 31, 2011, there were outstanding 40,509,260 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 3, 2011.

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

General

Itron is a technology company dedicated to delivering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems.

We were incorporated in 1977. In 2004, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA (Actaris).

The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for specific segment results.

Our Business

Our offerings include electricity, natural gas, and water metering systems, software, and services. We classify metering systems into three categories: standard metering, advanced metering systems and technology, and smart metering systems and technology. These categories are described in more detail below:

Standard Metering

A standard meter measures electricity, natural gas, or water by mechanical, electromechanical, or electronic means, with no built-in remote-reading communication capability. Standard meters require manual reading, which is typically performed by a utility representative or meter reading service provider. Worldwide, we produce standard residential, commercial and industrial (C&I), and transmission and distribution (T&D) electricity, natural gas, and water meters.

Advanced Metering Systems and Technology

Advanced metering uses a communication module embedded in the meter to collect and store detailed meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks, allowing utilities to collect the data for billing systems and analyze the meter data for more efficient resource management and streamlined operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and technology. Depending on the country, communication technologies include telephone, RF (radio frequency), GSM (Global System for Mobile communications), PLC (power line carrier), and Ethernet devices.

Smart Metering Systems and Technology

Smart meters initiate and respond to two-way communications with the utility to automatically collect and transmit meter data frequently to support various applications beyond monthly billings. Our smart metering solutions also have substantially more features and functions than our advanced metering systems and technology. Smart meters are able to send and receive detailed data, collect and store interval data, and interface with other devices, such as in-home displays, smart thermostats and appliances, home area networks, advanced control systems, and more.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain regulatory and/or contractual conditions. Total backlog represents committed but undelivered contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future business as we have significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Information on bookings and backlog is summarized as follows:

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2010	$2,396	$1,620	$913
December 31, 2009	$1,849	$1,488	$807
December 31, 2008	$2,543	$1,309	$418

Our Operating Segments

We operate under the Itron brand worldwide. Our operating segments as of December 31, 2010 are Itron North America and Itron International. Itron North America generates the majority of its revenues in the United States and Canada. Itron International generates the majority of its revenues in Europe, and the balance primarily in South America and Asia/Pacific.

Sales and Distribution

We use a combination of direct and indirect sales channels in both Itron North America and Itron International. A direct sales force is utilized for the largest electric, natural gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, representative agencies, partners, and meter manufacturer representatives.

One customer, Southern California Edison, of our Itron North America operating segment, represented 11% of total Company revenues for the year ended December 31, 2010. No single customer represented more than 10% of total revenues for each of the two years ended December 31, 2009 and 2008. Our 10 largest customers in each of the years ended December 31, 2010, 2009, and 2008 accounted for approximately 34%, 17%, and 15%, of total revenues, respectively.

Raw Materials

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

Product Development

Our product development is focused on both improving existing technology and developing next-generation technology for electricity, natural gas, water, and heat meters, data collection software, communications technologies, data warehousing, and knowledge application solutions. We spent approximately $140 million, $122 million, and $121 million on product development in 2010, 2009, and 2008, which represented 6%, 7%, and 6% of total revenues in those respective years.

Workforce

As of December 31, 2010, we had approximately 9,500 people in our workforce, including permanent and temporary employees and contractors. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

We provide a broad portfolio of products, systems, and services to customers in the utility industry and have a large number of competitors who offer similar products, systems, and services. We believe that our competitive advantage is based on our ability to provide complete end-to-end integrated solutions, our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Our primary competitors include the following:

Badger Meter, Inc.	Emerson Electric Co.	OSIsoft, LLC
Cooper Industries plc	eMeter Corporation	Pietro Fiorentini S.p.A.
Datamatic, Ltd.	ESCO Technologies Inc.	Roper Industries, Inc.
Diehl Group	General Electric Company	Sensus
Dresser, Inc.	Jiangxi Sanchuan Water Meter Co Ltd.	Silver Spring Networks
Echelon Corporation	Landis+Gyr AG	SmartSynch, Inc.
Ecologic Analytics, LLC	Master Meter, Inc.	Telvent GIT, S.A.
El Sewedy Electric Company	Ningbo Water Meter Co., Ltd.	Trilliant Incorporated
Elster Group S.E.	Oracle Corporation

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce product advancement and acceleration of entry into new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or access to new geographic markets. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of risks associated with strategic alliances.

Intellectual Property

Our patents and patent applications cover a range of technologies, which relate to standard metering, advanced metering systems and technology, smart metering systems and technology, meter data management software, and knowledge application solutions. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many international countries.

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

Environmental Regulations

In the ordinary course of our business we use metals, solvents, and similar materials that are stored on-site. We believe we are in compliance with environmental laws, rules, and regulations applicable to the operation of our business.

MANAGEMENT

Set forth below are the names, ages, and titles of our executive officers as of February 16, 2011.

Name	Age	Position

Malcolm Unsworth	61	President and Chief Executive Officer
Steven M. Helmbrecht	48	Sr. Vice President and Chief Financial Officer
John W. Holleran	56	Sr. Vice President, General Counsel and Corporate Secretary
Philip C. Mezey	51	Sr. Vice President and Chief Operating Officer - Itron North America
Marcel Regnier	54	Sr. Vice President and Chief Operating Officer - Itron International
Jared P. Serff	43	Vice President, Competitive Resources

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

Jared Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004 upon our acquisition of Schlumberger’s electricity metering business. Mr. Serff spent six years with Schlumberger, the last four of which were as Director of Human Resources with Schlumberger’s electricity metering business where he was in charge of personnel for all locations in Canada, Mexico, France, Taiwan, and the United States.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors including economic downturns, slowdowns in new residential and commercial construction, customers’ access to capital at acceptable terms, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and rising interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable.

The utility industry is subject to substantial government regulation. Regulations have often influenced the frequency of meter replacements. Sales cycles for standalone meter products have typically been based on annual or bi-annual bid-based agreements. Utilities place purchase orders against these agreements as their inventories decline, which can create fluctuations in our sales volumes.

Sales cycles for advanced and smart metering systems are generally long and unpredictable due to several factors, including budgeting, purchasing, and regulatory approval processes that can take several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications, and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Today, governments around the world are implementing new laws and regulations to promote increased energy efficiency, slow or reverse growth in the consumption of scarce resources, reduce carbon dioxide emissions, and protect the environment. Many of the legislative and regulatory initiatives encourage utilities to develop a smart grid infrastructure, and some of these initiatives provide for government subsidies, grants, or other incentives to utilities and other participants in their industry to promote transition to smart grid technologies.

Section 1252 of the U.S. Energy Policy Act of 2005 requires electric utilities to consider offering their customers time-based rates. The Act also directs these utilities and state utility commissions to study and evaluate methods for implementing demand response, to shift consumption away from peak hours, and to improve power generation.

The European Union has issued the EU Energy Package, which includes directives and regulations intended to strengthen consumer rights and protection in the EU energy market. The EU’s 20-20-20 goals include a 20% increase in energy efficiency, a 20% reduction of carbon dioxide emissions compared with 1990 levels, and producing 20% of its energy from renewable sources by 2020. The package requires EU Member States to ensure the implementation of smart metering systems and outlines deployment by 2022, with 80% of electric consumers equipped with smart metering systems by 2020.

While we believe these initiatives will provide opportunities for sales of our products, the pace at which these markets will grow is unknown due to the timing of legislation, regulatory approvals related to the deployment of new technology, capital budgets of the utilities, and purchasing decisions by our customers. If government regulations regarding the smart grid and smart metering are delayed, revised to permit lower or different investment levels in metering infrastructure, or terminated altogether, this could have a material adverse effect on our results of operation, cash flow, and financial condition.

We are subject to international business uncertainties, obstacles to the repatriation of earnings, and foreign currency fluctuations.

A substantial portion of our revenues is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, adverse tax burdens, availability of qualified third-party financing, generally longer receivable collection periods than those commonly practiced in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing international operations, difficulties in imposing and enforcing operational and financial controls at international locations potential insolvency of international distributors, burdens of complying with different permitting standards and a wide variety of foreign laws, and obstacles to the repatriation of earnings and cash. Fluctuations in the value of international currencies may impact our operating results due to the translation to the U.S. dollar as well as our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs, and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies in the same manner as the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

We depend on our ability to develop new competitive products.

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products. Product development will require continued investment in order to maintain our market position. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. New products often require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner. Finally, we may not achieve market acceptance of our new products and services.

We may face product-failure exposure.

We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. These warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor, and other costs we may incur to replace projected product failures. As a result, we may incur additional warranty and related expenses in the future with respect to new or established products. Systems that we sell could fail to perform as intended, resulting in potentially substantial claims against us that could materially and adversely affect our financial position. We sell vending and pre-payment systems with security features that if compromised, may lead to claims against us, which could materially and adversely affect our financial position.

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

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition and experience. Some competitors may enter markets we serve and sell products at lower prices in order to grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, there is a risk that low-cost providers will enter, or form alliances or cooperative relationships with our competitors, thereby contributing to future price erosion. Some of our products and services may become commoditized and we may have to adjust the prices of some of our products to stay competitive. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

We are affected by the availability and regulation of radio spectrum and interference with the radio spectrum that we use.

A significant number of our products use radio spectrum, which are subject to regulation by the Federal Communications Commission (FCC) in the United States. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the U.S. Congress will adopt additional changes.

Although radio licenses are generally required for radio stations, Part 15 of the FCC’s rules permits certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices cannot cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. In the United States, our advanced and smart metering systems are typically Part 15 devices that transmit information to (and receive information from, if applicable) handheld, mobile, or fixed network systems pursuant to these rules.

The FCC has initiated a rulemaking proceeding in which it is considering adopting “spectrum etiquette” requirements for unlicensed Part 15 devices operating in the 902-928 MHz band, which many of our advanced and smart metering systems utilize. The outcome of the proceeding may require us to make material changes to our equipment.

The FCC has also adopted service rules governing the use of the 1427-1432 MHz band. We use this band with various devices in our network solutions. Among other things, the rules reserve parts of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with other users of the band. The FCC issues licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply,

Our radio-based products primarily employ unlicensed radio frequencies. We depend upon sufficient radio spectrum to be allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and may not be entitled to protection from interference by other users who operate in accordance with FCC rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. If the unlicensed frequencies become crowded to unacceptable levels, restrictive, or subject to changed rules governing their use, our business could be materially adversely affected.

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

Outside of the United States, certain of our products require the use of RF and are subject to regulations in those jurisdictions where we have deployed such equipment. In some jurisdictions, radio station licensees are generally required to operate a radio transmitter and such licenses may be granted for a fixed term and must be periodically renewed. In other jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our advanced and smart metering systems typically transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in unlicensed bands pursuant to rules regulating such use. Generally, we use the unlicensed Industrial, Scientific, and Medical (ISM) bands with the various reading devices in our solutions. In Europe, we generally use the 433 MHz and 868 MHz bands. In the rest of the world, we primarily use the 433 MHz and 2.4000-2.4835 GHz bands, as well as other local unlicensed bands. To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. In addition, new consumer products may create interference with the performance of our products, which could lead to claims against us.

We may face liability associated with alleged adverse health effects from the use of our product.

We may be subject to claims that there are adverse health effects from the radio frequencies utilized in connection with our products. If these claims succeed, our customers could suspend implementation or purchase substitute products, which could cause a loss of sales.

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

Historically, our revenues have been concentrated with a limited number of customers, which change over time. The 10 largest customers accounted for 34%, 17%, and 15% of revenues for 2010, 2009, and 2008, respectively. One customer represented 11% of total revenues for the year ended December 31, 2010. No single customer represented more than 10% of total Company revenues for each of the two years ended December 31, 2009 and 2008. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues, or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on our financial and operating results. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

As we enter into agreements related to the deployment of smart metering systems and technology, the value of these contracts is substantially larger than contracts we have had with our customers in the past. These deployments last several years and may exceed the length of prior deployment agreements. The terms and conditions of these smart metering system agreements related to testing, contractual liabilities, warranties, performance, and indemnities can be substantially different than the terms and conditions associated with our previous contracts.

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

We may be subject to claims or inquiries regarding alleged unauthorized use of third party’s intellectual property. An adverse outcome in any intellectual property litigation or negotiation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or the use of certain products or brands, or require us to redesign, re-engineer, or rebrand certain products or packaging, any of which could affect our business, financial condition, and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses at acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees, expenses, and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on certain key vendors and components.

Certain of our products, subassemblies, and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, quality and costs, and our vendors’ access to capital at acceptable terms. Any adverse change in the supply, or price, of these components could adversely affect our business, financial condition, and results of operations. In addition, we depend on a small number of contract manufacturing vendors for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. Should any of these vendors become unable to perform up to their responsibilities, our operations could be materially disrupted.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We may not realize the expected benefits from strategic alliances.

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services. There can be no assurance we will realize the expected benefits from these strategic alliances. If successful, these relationships may be mutually beneficial and result in shared growth. However, alliances carry an element of risk because, in most cases, we must both compete and collaborate with the same company from one market to the next. Should our strategic partnerships fail to perform, Itron could experience delays in product development or experience other operational difficulties.

Our acquisitions of and investments in third parties have risks.

We may complete additional acquisitions or make investments in the future, both within and outside of the United States. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that such financing would be available at acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies, and products, lack of market acceptance of new services and technologies, or difficulties in operating businesses in foreign legal jurisdictions. We may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business. Impairment of an investment, goodwill, or an intangible asset may also result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by U.S. generally accepted accounting principles (GAAP) could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective, or generate significant revenues, profits, or cash flows. During prior years, we have incurred impairments of noncontrolling interest investments. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition.

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

We assess impairment of amortizable intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

•	underperformance relative to projected future operating results;
•	changes in the manner or use of the acquired assets or the strategy for our overall business;
•	negative industry or economic trends;
•	decline in our stock price for a sustained period or decline in our market capitalization below net book value; and
•

changes in our organization or management reporting structure, which could result in additional reporting units, requiring greater aggregation or disaggregation in our analysis by reporting unit and potentially alternative methods/assumptions of estimating fair values.

We assess the potential impairment of goodwill each year as of October 1. We also assess the potential impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse changes in economic conditions or our operations could affect the assumptions we use to calculate the fair value, which in turn could result in an impairment charge in future periods that would impact our results of operations and financial position in that period. Refer to Item 1: “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” included in this Annual Report on Form 10-K for additional information regarding the results of our October 1, 2010 goodwill impairment assessment.

The realization of our deferred tax assets is supported in part by projections of future taxable income. We provide a valuation allowance based on estimates of future taxable income in the respective taxing jurisdiction and the amount of deferred taxes that are expected to be realizable. If future taxable income is different from that expected, we may not be able to realize some or all of the tax benefit, which could have a material adverse effect on our financial results and cash flows.

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

We are exposed to counterparty default risks with our financial institutions and insurance providers.

The financial strength of some depository institutions has diminished as a result of the recent financial crisis, and this trend may continue. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and financial losses.

At December 31, 2010, we had outstanding standby letters of credit (LOC’s) of $43.5 million issued under our credit facility’s $240 million multicurrency revolver, resulting in $196.5 million being available for additional borrowings. The lenders of our credit facility consist of several participating financial institutions. Our revolving line of credit allows us to provide LOC’s in support of our obligations for customer contracts and provides additional liquidity, including an option for refinancing our convertible senior subordinated notes. Our convertible notes are classified as current due to the combination of put, call, and conversion options that are part of the terms, including the option of the holder to convert the notes between July 1, 2011 and August 1, 2011. If our lenders are not able to honor their line of credit commitments due to the loss of a participating financial institution or other circumstance, we would need to seek alternative financing, which may not be under acceptable terms, and therefore could adversely impact our ability to successfully bid on future sales contracts and adversely impact our liquidity and ability to fund some of our internal initiatives or future acquisitions.

As of December 31, 2010, approximately 93% of our outstanding term loans were at fixed London Interbank Offered Rate (LIBOR) rates as a result of interest rate swaps. These interest rate swaps protect us against the risk of adverse fluctuations in the borrowing’s denominated LIBOR. Currently, our exposure to default risk on our interest rate swap agreements is minimal as we are in a liability position on all interest rate swaps. However, if the LIBOR rates were to significantly increase, there is a risk that one or more counterparties may be unable to meet its obligations under the swap agreement.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We rely on information technology systems.

We are dependent on information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations. During 2011, we are upgrading our primary enterprise resource planning (ERP) systems to more compatible ERP systems that allow greater depth and breadth of functionality. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to us, an unsuccessful or delayed implementation may cost us significant time and resources, as well as expense. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could materially and adversely affect our business, financial condition, and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, achieve accuracy in the conversion of electronic data and records, and to report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our quarterly results may fluctuate substantially due to several additional factors.

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including those risks and events previously mentioned. Additional factors that may cause the price of our common stock to decline include:

•	a higher proportion of products sold with fewer features and functionality, resulting in lower revenues and gross margins;
•	a shift in sales channel mix, which could impact the revenue received and commissions paid;
•

a change in accounting standards or practices that may impact us to a greater degree than other companies due to our product mix, which would impact revenue recognition, or our borrowing structure, including our convertible notes; and

•	a change in existing taxation rules or practices due to our specific operating structure that may not be comparable to other companies.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

The following table lists the number of factories and offices by region.

	Factories		Offices
	Owned	Leased	Owned	Leased
North America	4	11	1	14
Europe	14	6	-	22
Asia/Pacific	2	6	-	17
Other (rest of world)	4	8	-	11

Total	24	31	1	64

Our major manufacturing facilities are owned, while smaller factories and sales offices may be leased. Our factory locations typically consist of manufacturing, assembly, service, and/or distribution, and may also include research and development and administrative functions. Our office locations consist primarily of sales and administration functions, and may also include research and development functions. Itron North America facilities are located primarily in the United States while Itron International’s facilities are in Europe, Asia/Pacific, and throughout the rest of the world. We own our headquarters facility, which is located in Liberty Lake, Washington. Our other principal properties are owned and in good condition, and we believe our current facilities will be sufficient to support our operations for the foreseeable future.

Our U.S. operations for advanced metering communication modules are located in Waseca, Minnesota and our electricity meter operations are located in Oconee, South Carolina. Our international operations are more diversified. If any of our facilities are disrupted, our production capacity could be reduced, though most significantly in the United States.

ITEM 3:    LEGAL PROCEEDINGS

There are no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2010.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Itron, Inc. during the fourth quarter of 2010.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2010 and 2009 as reported by the NASDAQ Global Select Market.

	2010		2009
	High	Low	High	Low
First Quarter	$75.96	$59.12	$66.66	$40.10
Second Quarter	$81.95	$61.60	$62.19	$42.77
Third Quarter	$66.87	$52.05	$67.89	$50.15
Fourth Quarter	$67.58	$52.03	$69.49	$54.92

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of the NASDAQ Composite Index, our peer group of companies used for the year ended December 31, 2010, and our previous peer group of companies used for the year ended December 31, 2009.

The above presentation assumes $100 invested on December 31, 2005 in the common stock of Itron, Inc., the NASDAQ Composite Index, and the peer groups, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

In 2010, we reassessed our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our new peer group includes the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., Echelon Corporation, ESCO Technologies Inc., National Instruments Corporation, and Roper Industries, Inc. Our previous peer group included the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., ESCO Technologies Inc., Mueller Water Products, LLC, National Instruments Corporation, and Roper Industries, Inc.

Holders

At January 31, 2011, there were 303 holders of record of our common stock.

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

	Year Ended December 31,

	2010	2009	2008	2007 (2)	2006 (3)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$2,259,271	$1,687,447	$1,909,613	$1,464,048	$644,042
Cost of revenues	1,561,032	1,149,991	1,262,756	976,761	376,600
Gross profit	698,239	537,456	646,857	487,287	267,442
Operating income	184,197	45,027	109,822	46,473	61,743
Net income (loss)	104,770	(2,249)	19,811	(22,851)	33,759
Earnings (loss) per common share-Basic	$2.60	$(0.06)	$0.60	$(0.77)	$1.33
Earnings (loss) per common share-Diluted	$2.56	$(0.06)	$0.57	$(0.77)	$1.28
Weighted average common shares outstanding-Basic	40,337	38,539	33,096	29,584	25,414
Weighted average common shares outstanding-Diluted	40,947	38,539	34,951	29,584	26,283

Consolidated Balance Sheet Data
Working capital (1)	$178,483	$282,532	$293,296	$249,579	$492,861
Total assets	2,745,797	2,854,621	2,856,348	3,030,457	988,522
Total debt	610,941	781,764	1,151,767	1,538,799	469,324
Shareholders’ equity	1,428,295	1,400,514	1,058,776	790,435	390,982

Other Financial Data
Cash provided by operating activities	$254,591	$140,787	$193,146	$133,327	$94,773
Cash used in investing activities	(56,274)	(53,994)	(67,075)	(1,714,416)	(85,499)
Cash (used in) provided by financing activities	(148,637)	(114,121)	(63,376)	1,310,360	318,493
Capital expenditures	(62,822)	(52,906)	(63,430)	(40,602)	(31,739)

(1)	Working capital represents current assets less current liabilities.

(2)

On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris). The Consolidated Statement of Operations for the year ended December 31, 2007 includes the operating activities of the Actaris acquisition from April 18, 2007 through December 31, 2007.

(3)

On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1) relating to our convertible senior subordinate notes issued in August 2006. (The guidance in FSP 14-1 is now embedded within Accounting Standards CodificationTM (ASC) 470-20). We used the SEC staff’s Alternative A transition election for presenting prior financial information, and therefore the financial information as of and for the year ended December 31, 2006 has not been adjusted and is not comparable to the financial information as of and for the years ended December 31, 2010, 2009, 2008, and 2007.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8: “Financial Statements and Supplementary Data.”

Overview

We are a technology company, offering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems.

Revenues for 2010 increased 34%, compared with 2009, primarily due to the deployment of our smart metering contracts in Itron North America. Total backlog increased 9% and twelve month backlog increased 13% in 2010, compared with 2009.

Total company gross margin decreased one percentage point in 2010, compared with 2009, due to several additional costs in 2010, the most significant including increased warranty expense of $14.4 million for arbitration claims in Sweden, which were settled in the third quarter of 2010.

Diluted earnings per share were $2.56 in 2010, compared with a diluted loss per share of $0.06 in 2009.

Total debt repayments in 2010 were $155.2 million, bringing the total debt outstanding to $610.9 million at December 31, 2010.

Total Company

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(in thousands)		(in thousands)		(in thousands)
Revenues	$2,259,271	34%	$1,687,447	(12%)	$1,909,613
Gross Profit	698,239	30%	537,456	(17%)	646,857
Gross Margin	30.9%		31.9%		33.9%

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues by region (origin)
United States and Canada	$1,168,523	$606,472	$647,966
Europe	756,013	806,540	916,288
Other	334,735	274,435	345,359

Total revenues	$2,259,271	$1,687,447	$1,909,613

Revenues

Revenues increased 34%, or $571.8 million in 2010, compared with 2009. Consolidated foreign currency fluctuations were minor in 2010, compared with 2009. Revenues decreased 12%, or $222.2 million, in 2009, compared with 2008. A strengthening U.S. dollar against most foreign currencies accounted for 46% of the decrease in 2009 revenues. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, Southern California Edison of our Itron North America operating segment, represented 11% of total Company revenues for the year ended December 31, 2010. No single customer represented more than 10% of total revenues for the years ended December 31, 2009 and 2008. Our 10 largest customers accounted for approximately 34%, 17%, and 15% of total revenues in 2010, 2009, and 2008.

Gross Margins

Gross margin was 30.9% in 2010, compared with 31.9% in 2009. While gross margins decreased for both operating segments in 2010, the growth in Itron North America’s revenues, which are at higher average margins compared with Itron

International, moderated the decline in the consolidated margin. Approximately two-thirds of the two percentage point decline in gross margin in 2009, compared with 2008, was due to our North America operations and one-third was attributable to our International operations. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary

Meters can be broken down into three categories:

•	Standard metering – no built-in remote reading communication capability
•	Advanced metering – one-way communication of meter data
•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2010	2009	2008
	(units in thousands)
Total meters (standard, advanced, and smart)
Itron North America
Electricity	6,940	3,480	4,800
Gas	510	350	390

Itron International
Electricity	7,870	7,790	7,840
Gas	4,020	4,980	5,400
Water	9,110	8,430	9,170

Total meters	28,450	25,030	27,600

Additional meter information (Total Company)
Advanced meters	3,980	3,110	4,690
Smart meters	4,460	710	20
Standalone advanced and smart communication modules	5,960	3,830	4,890

Advanced and smart meters and communication modules	14,400	7,650	9,600

Meters with other vendors’ advanced or smart communication modules	510	630	840

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 15: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(in thousands)		(in thousands)		(in thousands)
Segment Revenues
Itron North America	$1,177,391	91%	$615,731	(12%)	$696,688
Itron International	1,081,880	1%	1,071,716	(12%)	1,212,925

Total revenues	$2,259,271	34%	$1,687,447	(12%)	$1,909,613

	Year Ended December 31,
	2010		2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Itron North America	$394,247	33.5%	$211,682	34.4%	$263,645	37.8%
Itron International	303,992	28.1%	325,774	30.4%	383,212	31.6%

Total gross profit and margin	$698,239	30.9%	$537,456	31.9%	$646,857	33.9%

	Year Ended December 31,
	2010		2009		2008
Segment Operating Income (Loss)	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Itron North America	$201,410	17%	$36,931	6%	$78,046	11%
Itron International	26,363	2%	37,614	4%	69,458	6%
Corporate unallocated	(43,576)		(29,518)		(37,682)

Total Company	$184,197	8%	$45,027	3%	$109,822	6%

Itron North America

2010 vs. 2009 Revenues: Revenues increased $561.7 million, or 91% in 2010, compared with 2009, primarily due to the deployment of our smart metering contracts in 2010. Our smart metering contracts accounted for 49% of operating segment revenues for 2010, compared with 17% in 2009. Revenues for standard and advanced meters, software, and services increased 18% in 2010, compared with 2009.

2009 vs. 2008 Revenues: Revenues decreased $81.0 million, or 12%, in 2009, compared with 2008. Revenues in 2008 included standard electricity meter and advanced communication module shipments in support of a number of advanced metering and technology contracts that were substantially completed in 2008. During 2009, these revenues were lower as utilities delayed orders due to the spending environment and the uncertainty surrounding the announcement and disbursement of stimulus funds. Smart metering systems and technology revenues began increasing in the fourth quarter of 2009 and totaled $104.4 million for the year.

2010 vs. 2009 Gross Margin: Gross margin decreased nearly one percentage point in 2010, compared with 2009, due to a higher mix of smart metering systems and technology, which currently have lower margins than advanced metering systems and technology. Gross margins on smart metering systems have improved during 2010, compared with 2009, as a result of newer generations.

2009 vs. 2008 Gross Margin: Gross margin decreased 3.4 percentage points in 2009, compared with 2008, primarily due to shipments of our first generation smart meter systems, which currently have higher costs, fewer advanced meter and communication module shipments, and reduced overhead absorption resulting from lower overall production levels.

Three customers each represented more than 10% of Itron North America operating segment revenues in 2010. No customer represented more than 10% of Itron North America operating segment revenues in 2009 and 2008.

2010 vs. 2009 Operating Expenses: Itron North America operating expenses increased $18.1 million, or 10%, in 2010, compared with 2009, primarily due to increased compensation expense from the reinstatement of our of bonus, profit sharing, and employee savings plan match, as well as increased product development costs for new and enhanced products. These increased expenses were partially offset by a scheduled decrease in amortization of intangible assets. As a result of higher revenues, operating expenses as a percentage of revenues decreased to 16% in 2010, compared with 28% in 2009.

2009 vs. 2008 Operating Expenses: Itron North America operating expenses decreased $10.8 million, or 6%, in 2009, compared with 2008, primarily due to lower sales expense and reduced compensation associated with our 2009 suspension of bonus, profit sharing, and employee savings plan match. Operating expenses as a percentage of revenues increased to 28% in 2009, compared with 27% in 2008, as a result of lower revenues in 2009.

Itron International

2010 vs. 2009 Revenues: Revenues increased $10.2 million, or 1%, in 2010, net of a decrease of $10.7 million as a result of a strengthening U.S. dollar against the euro, as compared with 2009. Itron International experiences variability in revenues as a result of the diverse economies in which it operates and sells its products. For this reason, during 2010 we experienced revenue growth for certain products in certain countries, but declines in others. For example, the revenues from our European-based entities experienced a decrease in export sales to the Middle East, while sales to Indonesia and India recognized significant growth. Revenue growth was also impacted by economic factors in parts of Europe and some delays in orders as customers evaluate advanced and smart metering systems and technology.

2009 vs. 2008 Revenues: Revenues decreased $141.3 million, or 12% in 2009, compared 2008. A strengthening U.S. dollar against most foreign currencies, as compared with 2008, resulted in a revenue decline of $96.5 million. The remaining decrease in revenues was the result of the completion of a smart metering project in 2008 and softening demand in some markets, such as Spain and the United Kingdom, which was due to those countries’ financial and economic conditions.

Business line revenues for Itron International were as follows:

	Year Ended December 31,
	2010	2009	2008
Electricity	39%	40%	40%
Gas	29%	30%	30%
Water	32%	30%	30%

No single customer represented more than 10% of Itron International operating segment revenues in 2010, 2009, or 2008.

2010 vs. 2009 Gross Margin: Gross margin decreased over two percentage points in 2010, compared with 2009. During 2010, we incurred warranty expense of $14.4 million for arbitration claims in Sweden, which were settled in the third quarter of 2010. Gross margin in 2010 was also lower due to higher material costs, such as copper and brass.

2009 vs. 2008 Gross Margin: Gross margin decreased just over one percentage point in 2009, compared with 2008, primarily as a result of expenses for discontinuing certain product lines and streamlining our service operations in Brazil.

2010 vs. 2009 Operating Expenses: Operating expenses were $277.6 million, or 26% of revenues, for 2010, compared with $288.2 million or 27% or revenues, for 2009. The $10.5 million decrease was the result of a scheduled reduction in amortization of intangible assets of $20 million and a $6.0 million decrease due to a stronger U.S. dollar against the euro, which was partially offset by increased sales and marketing and product development.

2009 vs. 2008 Operating Expenses: Operating expenses were $288.2 million, or 27% of revenues, for 2009, compared with $313.8 million, or 26% of revenues, in 2008. In 2009, decreased operating expense consisted of lower amortization expense of $18.0 million and a $16.5 million decrease due to a stronger U.S. dollar, which was partially offset by an increase in product development and administrative expense.

Corporate Unallocated

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” Corporate unallocated expenses increased $14.1 million in 2010, compared with 2009, primarily due to increased compensation expense from the reinstatement of our bonus and profit sharing plans. Corporate unallocated expenses decreased $8.2 million in 2009, compared with 2008, due primarily from reduced compensation expense associated with our 2009 suspension of bonus and profit sharing and reduced consulting fees primarily for Sarbanes-Oxley Act of 2002 compliance. Corporate unallocated expenses, as a percentage of total Company revenues, have remained constant at 2% for 2010, 2009, and 2008.

Total Company

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$171,676	8%	$152,405	9%	$167,457	9%
Product development	140,229	6%	122,314	7%	120,699	6%
General and administrative	133,086	6%	119,137	7%	128,515	7%
Amortization of intangible assets	69,051	3%	98,573	6%	120,364	6%

Total operating expenses	$514,042	23%	$492,429	29%	$537,035	28%

2010 vs. 2009: Operating expenses increased $21.6 million, or 4%, in 2010, compared with 2009, primarily as a result of increased compensation expense, which was partially offset by lower amortization of intangible assets of $29.5 million and foreign exchange fluctuations of $2.9 million.

2009 vs. 2008: Operating expenses decreased $44.6 million, or 8%, in 2009, compared with 2008, as a result of lower amortization of intangible assets of $21.7 million and foreign exchange rate fluctuations of $17.0 million, with the remaining decrease primarily due to cost containment measures.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Interest income	$592	$1,186	$5,970
Interest expense	(49,412)	(62,053)	(85,260)
Amortization of debt placement fees	(5,492)	(8,258)	(8,917)
Loss on extinguishment of debt, net	-	(12,800)	-
Other income (expense), net	(9,141)	(9,176)	(3,033)

Total other income (expense)	$(63,453)	$(91,101)	$(91,240)

Interest income: Interest income is generated from our cash and cash equivalents. We hold no investments. Interest rates have continued to decline from 2008 through 2010.

Interest expense: Interest expense continues to decrease year-over-year as a result of our declining principal balance of debt outstanding. Total debt was $610.9 million, $781.8 million and $1.2 billion at December 31, 2010, 2009 and 2008, respectively. Inclusive of our interest rate swaps, our fixed rate borrowings were 93%, 85%, and 83% at December 31, 2010, 2009, and 2008.

Amortization of prepaid debt fees: During 2010 and 2009, we incurred prepaid debt fees associated with our multicurrency revolving line of credit. Amortization of prepaid debt fees fluctuate each year as debt is repaid early, the related portion of unamortized prepaid debt fees is written-off.

Loss on extinguishment of debt: During the second quarter of 2009, we paid the remaining $109.2 million outstanding balance of our senior subordinated notes and recognized a loss on extinguishment of $2.5 million.

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

Other income (expense), net: Other income (expense) consists primarily of realized and unrealized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity’s functional currency and other non-operating income (expenses). Expenses associated with foreign currency losses decreased to $3.1 million during 2010, while the balance of $6.0 million was due to other non-operating expenses. In 2009 and 2008 other income (expense) consisted primarily of foreign currency fluctuations.

Income Tax Provision (Benefit)

Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the U.S. federal statutory rate of 35%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

Our tax expense as a percentage of income before tax was 13.2% for 2010. Our actual tax rate was lower than the 35% U.S. Federal statutory tax rate primarily due to: (1) earnings of our subsidiaries outside of the United States in jurisdictions where our effective tax rate is lower than in the United States; and (2) the de-recognition of a reserve for uncertain tax positions due to a change in the method of depreciation for certain foreign subsidiaries.

Our tax benefit as a percentage of loss before tax was 95.1% for 2009. Our actual tax benefit for 2009 was higher than the U.S. federal statutory rate due to a variety of factors, including: (1) lower effective tax rates on certain international earnings due to an election made under Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007; (2) benefit of foreign interest expense deductions; (3) tax planning and tax elections regarding the repatriation of foreign earnings and the associated foreign tax credits; (4) a decrease in pretax income in high tax jurisdictions for the year; and (5) a refund of taxes previously paid in foreign tax audits.

Our tax benefit as a percentage of income before tax was 6.6% for 2008. Our actual tax rate for 2008 was lower than the U.S. federal statutory rate due to a variety of factors, including lower effective tax rates on certain international earnings due to an election made under Internal Revenue Code Section 338 with respect to the Actaris acquisition in 2007. Additionally, our reduced foreign tax liability reflects the benefit of foreign interest expense deductions.

Our net deferred tax assets consist primarily of accumulated net operating loss carryforwards and tax credits that can be carried forward.

Our deferred tax assets at December 31, 2010 do not include the tax effect on $55.5 million of tax benefits from employee stock plan exercises. Common stock will be increased by $20.9 million when such excess tax benefits reduce cash taxes payable.

Our cash income tax payments for 2010, 2009, and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
U.S. federal taxes paid	$4,060	$-	$-
State income taxes paid	505	559	77
Foreign and local income taxes paid	25,577	31,161	26,300

Total income taxes paid	$30,142	$31,720	$26,377

For 2009 and 2008, we had operating losses for U.S. federal income tax purposes and did not pay significant cash taxes. Based on current projections, we expect to pay, net of refunds, minimal U.S. federal taxes and approximately $2.5 million in state taxes and $17.6 million in foreign and local income taxes in 2011. Recent U.S. legislation related to depreciation could have a material impact on future cash taxes and cash flow planning.

Refer to Item 8: “Financial Statements and Supplementary Data, Note 11: Income Taxes” included in this Annual Report on Form 10-K for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities	$254,591	$140,787	$193,146
Investing activities	(56,274)	(53,994)	(67,075)
Financing activities	(148,637)	(114,121)	(63,376)
Effect of exchange rates on cash and cash equivalents	(2,096)	4,831	(10,293)

Increase (decrease) in cash and cash equivalents	$47,584	$(22,497)	$52,402

Cash and cash equivalents was $169.5 million at December 31, 2010, compared with $121.9 million at December 31, 2009. The increase was primarily due to improved operating results, partially offset by increased debt repayments. Cash and cash equivalents was $121.9 million at December 31, 2009, compared with $144.4 million at December 31, 2008. The decrease was primarily due to lower earnings and higher repayments of borrowings in excess of net proceeds from public offerings of common stock.

Operating activities:

The $113.8 million increase in cash provided by operating activities for 2010 directly corresponds with the increase in our 2010 net income, compared with 2009. Cash provided by operating activities for 2009 was $52.4 million lower, compared with 2008, primarily due to lower earnings.

Investing activities:

Net cash used in investing activities consists primarily of purchases of machinery and equipment. The 19% increase in acquisitions of property, plant, and equipment in 2010, compared with 2009, was the result of the timing of payments between the two years. The 17% decrease of cash used for property, plant, and equipment purchases in 2009, compared with 2008, was also related to the timing of payments. Contingent consideration of $4.3 million was paid during 2009 to shareholders of three pre-2009 acquisitions for the achievement of certain earn-out thresholds.

Financing activities:

During 2010, we repaid $155.2 million in borrowings, which utilized cash provided from operations. During 2009, we repaid $275.8 million in borrowings, which included utilizing $160.4 million in net proceeds from a public offering of approximately 3.2 million shares of common stock. In 2008, we repaid $388.4 million in borrowings, which included $310.9 million in net proceeds from a public offering of approximately 3.4 million shares of common stock.

Effect of exchange rates on cash and cash equivalents:

Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. The effect of exchange rates on cash balances held in foreign currency denominations was $2.1 million, $4.8 million, and $10.3 million in 2010, 2009, and 2008, respectively.

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

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2010 and 2009 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2010, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
			(in thousands)
Credit facility (1)
USD denominated term loan	$249,818	$15,051	$31,137	$203,630	$-
EUR denominated term loan	202,771	12,818	26,379	163,574	-
Convertible senior subordinated notes (1) (2)	226,865	226,865	-	-	-
Operating lease obligations (3)	22,555	8,617	9,501	3,154	1,283
Purchase and service commitments (4)	247,519	245,614	1,905	-	-
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles (5)	111,219	-	63,458	13,080	34,681

Total	$1,060,747	$508,965	$132,380	$383,438	$35,964

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

(4)

We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2010 if the commitments were canceled.

(5)

Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts through 2020. Noncurrent unrecognized tax benefits totaling $42.3 million recorded in other long-term liabilities, which include interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

On January 20, 2011, we increased our $240 million multicurrency revolving line of credit to $315 million as approved by the participating lenders, the issuing agents, the swingline lender, and the administrative agent and as permitted by section 2.19 of Amendment No. 1 of our Credit Facility dated April 24, 2009. There were no other changes to the credit facility. The expanded multicurrency revolving line of credit will provide us with increased flexibility and liquidity for general corporate purposes. At December 31, 2010, there were no borrowings outstanding under the revolver, and $43.5 million was utilized by outstanding standby letters of credit.

Between July 1, 2011 and August 1, 2011, our convertible notes may be converted at the option of the holder at a conversion rate of 15.3478 shares of our common stock for each $1,000 principal amount of the convertible notes, regardless if the closing sale price per share of our common stock exceeds $78.19. In addition, the convertible notes contain purchase options, at the option of the holders, which if exercised would require us to repurchase all or a portion of the convertible notes on August 1, 2011 at 100% of the principal amount, plus accrued and unpaid interest. If the closing sale price per share of our common stock is below the conversion price of $65.16, we anticipate some or all of the investors will exercise this option, requiring us to purchase the $223.6 million convertible notes. With the expansion of our revolving line of credit from $240 million to $315 million on January 20, 2011, we believe we will have sufficient liquidity to purchase the convertible notes if required.

If we are required to purchase all of the outstanding $223.6 million convertible notes as detailed above, we expect our cash taxes to increase by approximately $22 million in 2011.

For a description of our credit facility and convertible senior subordinated notes, refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K.

For a description of our letters of credit and performance bonds, refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2011 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

Working capital, which represents current assets less current liabilities, was $178.5 million at December 31, 2010, compared with $282.5 million at December 31, 2009.

At December 31, 2010, we have accrued $45 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets. These awards will be paid in cash during the first quarter of 2011.

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

Contingencies

Refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.

Critical Accounting Estimates

Revenue Recognition

The majority of our revenue arrangements involve multiple deliverables, which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

Fair value represents the estimated price charged if an item were sold separately. If the fair value of any undelivered deliverable included in a multiple deliverable arrangement cannot be objectively determined, revenue is deferred until all deliverables are delivered and services have been performed, or until the fair value can be objectively determined for any remaining undelivered deliverables. We review our fair values on an annual basis or more frequently if a significant trend is noted.

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

Certain of our revenue arrangements include an extended or noncustomary warranty provision which covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended/noncustomary warranties do not represent a significant portion of our revenue.

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) (ASU 2009-13) and ASU No. 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (ASU 2009-14) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the year ended December 31, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the year ended December 31, 2009 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

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

For arrangements entered into or materially modified after January 1, 2010, if we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold. We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factors are the projection, source, and character of future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. Our 2010 annual goodwill impairment analysis did not result in an impairment charge as the fair value of each reporting unit exceeded its carrying value. The percentage by which the fair value of each reporting unit exceeded its carrying value and the amount of goodwill allocated to each reporting unit at October 1, 2010 was as follows:

	October 1, 2010
	Goodwill	Fair Value Exceeded Carrying Value
	(in thousands)
Itron North America	$197,645	229%
Itron International - Electricity	347,299	14%
Itron International - Water	383,194	29%
Itron International - Gas	308,445	55%

	$1,236,583

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

Convertible Debt

Our convertible notes are separated into their liability and equity components in a manner that reflects our non-convertible debt borrowing rate, which we determined to be 7.38% at the time of the convertible notes issuance in August 2006. Upon derecognition of the convertible notes, we are required to remeasure the fair value of the liability and equity components using a borrowing rate for similar non-convertible debt that would be applicable to Itron at the date of the derecognition. Any increase or decrease in borrowing rates from the inception of the debt to the date of derecognition could result in a gain or loss, respectively, on extinguishment. Based on market conditions and our credit rating at the date of derecognition, the borrowing rate could be materially different from the rate determined at the inception of the convertible debt. At December 31, 2010, we classified the convertible notes as current due to the combination of put, call, and conversion options commencing on July 1, 2011.

Defined Benefit Pension Plans

We sponsor both funded and unfunded non-U.S. defined benefit pension plans. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, (separated between shorter and longer duration plans), using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding 10% of the highest and lowest yielding bonds within each maturity group. The discount rates derived for our shorter duration euro denominated plans (less than 10 years) and longer duration plans (greater than 10 years) were 4.50% and 5.25%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2010 was 5.35%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $2.5 million. The financial and actuarial assumptions used at December 31, 2010 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2011.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation, adjusted for estimated forfeitures, using primarily the straight-line method over the required vesting period. For awards with a performance and service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using graded vesting. Our excess tax benefit cannot be credited to common stock until the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2010. Including the effect of our interest rate swaps at December 31, 2010, 93% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Bloomberg U.S. dollar yield curve as of December 31, 2010, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at December 31, 2010.

	2011	2012	2013	2014	Total
			(in thousands)
Fixed Rate Debt
Principal: Convertible notes (1)	$223,604	$-	$-	$-	$223,604
Interest rate	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$6,051	$6,051	$6,051	$200,489	$218,642
Average interest rate	4.12%	4.29%	4.76%	5.23%

Principal: Euro term loan	$4,402	$4,402	$4,402	$160,825	$174,031
Average interest rate	4.83%	5.06%	5.39%	5.70%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.13%
Average interest rate (Receive)	0.43%
Net/Spread	(1.70%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%
Average interest rate (Receive)	3.28%	3.56%
Net/Spread	(3.31%)	(3.03%)

(1)

The face value of our convertible notes is $223.6 million, while the carrying value is $218.3 million. (Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. We are amortizing the remaining $5.3 million discount on the liability component of the convertible notes to interest expense over the next six months and have reflected the principal repayment in 2011 due to the combination of put, call, and conversion options.

(2)

The one-year interest rate swaps are used to convert $200 million of our $218.6 million U.S. dollar denominated variable rate term loan from a floating London Interbank Offered Rate interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities”).

(3)

The amortizing euro denominated interest rate swap is used to convert $147.7 million (€112.4 million) of our $174.0 million (€132.4 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (Refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities”).

Based on a sensitivity analysis as of December 31, 2010, we estimate that if market interest rates average one percentage point higher in 2011 than in the table above, our earnings in 2011 would not be materially impacted due to our interest rate swaps in place at December 31, 2010.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, the majority of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 50% of total revenues for the year ended December 31, 2010, compared with 64% and 66% for years ended December 31, 2009 and 2008.

In conjunction with our acquisition of Actaris Metering Systems SA, we entered into a euro denominated term loan in 2007 that exposes us to fluctuations in the euro foreign exchange rate. We have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income. We had no hedge ineffectiveness (refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments and Hedging Activities”).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 164 contracts were entered into during the year ended December 31, 2010), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $200,000 to $48 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 24, 2011

ITRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Revenues	$2,259,271	$1,687,447	$1,909,613
Cost of revenues	1,561,032	1,149,991	1,262,756

Gross profit	698,239	537,456	646,857

Operating expenses
Sales and marketing	171,676	152,405	167,457
Product development	140,229	122,314	120,699
General and administrative	133,086	119,137	128,515
Amortization of intangible assets	69,051	98,573	120,364

Total operating expenses	514,042	492,429	537,035

Operating income	184,197	45,027	109,822
Other income (expense)
Interest income	592	1,186	5,970
Interest expense	(54,904)	(70,311)	(94,177)
Loss on extinguishment of debt, net	-	(12,800)	-
Other income (expense), net	(9,141)	(9,176)	(3,033)

Total other income (expense)	(63,453)	(91,101)	(91,240)

Income (loss) before income taxes	120,744	(46,074)	18,582
Income tax (provision) benefit	(15,974)	43,825	1,229

Net income (loss)	$104,770	$(2,249)	$19,811

Earnings (loss) per common share-Basic	$2.60	$(0.06)	$0.60

Earnings (loss) per common share-Diluted	$2.56	$(0.06)	$0.57

Weighted average common shares outstanding-Basic	40,337	38,539	33,096
Weighted average common shares outstanding-Diluted	40,947	38,539	34,951

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$169,477	$121,893
Accounts receivable, net	371,662	337,948
Inventories	208,157	170,084
Deferred tax assets current, net	55,351	20,762
Other current assets	77,570	75,229

Total current assets	882,217	725,916

Property, plant, and equipment, net	299,242	318,217
Prepaid debt fees	4,483	8,628
Deferred tax assets noncurrent, net	35,050	89,932
Other noncurrent assets	23,759	18,117
Intangible assets, net	291,670	388,212
Goodwill	1,209,376	1,305,599

Total assets	$2,745,797	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$241,949	$219,255
Other current liabilities	49,243	64,583
Wages and benefits payable	110,479	71,592
Taxes payable	19,725	14,377
Current portion of debt	228,721	10,871
Current portion of warranty	24,912	20,941
Unearned revenue	28,258	40,140
Deferred tax liabilities current, net	447	1,625

Total current liabilities	703,734	443,384

Long-term debt	382,220	770,893
Long-term warranty	26,371	12,932
Pension plan benefit liability	61,450	63,040
Deferred tax liabilities noncurrent, net	54,412	80,695
Other long-term obligations	89,315	83,163

Total liabilities	1,317,502	1,454,107

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	-	-
Common stock, no par value, 75 million shares authorized, 40,431 and 40,143 shares issued and outstanding	1,328,249	1,299,134
Accumulated other comprehensive income (loss), net	(34,974)	71,130
Retained earnings	135,020	30,250

Total shareholders’ equity	1,428,295	1,400,514

Total liabilities and shareholders’ equity	$2,745,797	$2,854,621

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at December 31, 2007	30,636	$651,079	$126,668	$12,688	$790,435
Net income				19,811	19,811
Foreign currency translation adjustment, net of income tax benefit of $10,740			(92,069)		(92,069)
Net unrealized loss on derivative instruments, designated as cash flow hedges, net of income tax benefit of $5,736			(9,239)		(9,239)
Net unrealized gain on non derivative hedging instrument, net of income tax provision of $3,875			6,485		6,485
Net hedging gain reclassified into net income, net of income tax benefit of $296			(477)		(477)
Pension plan benefit liability adjustment, net of income tax provision of $1,164			2,725		2,725

Total comprehensive loss					(72,764)
Stock issues:
Options exercised	415	10,822			10,822
Issuance of stock-based compensation awards	4	269			269
Employee stock purchase plan	32	2,629			2,629
Stock-based compensation expense		16,313			16,313
Issuance of common stock	3,399	311,072			311,072

Balances at December 31, 2008	34,486	$992,184	$34,093	$32,499	$1,058,776

Net loss				(2,249)	(2,249)
Foreign currency translation adjustment, net of income tax provision of $6,714			40,992		40,992
Net unrealized loss on derivative instruments, designated as cash flow hedges, net of income tax benefit of $4,247			(6,776)		(6,776)
Net unrealized loss on nonderivative hedging instrument, net of income tax benefit of $1,502			(2,364)		(2,364)
Net hedging loss reclassified into net loss, net of income tax provision of $5,363			8,612		8,612
Pension plan benefit liability adjustment, net of income tax benefit of $1,106			(3,427)		(3,427)

Total comprehensive income					34,788
Stock issues:
Options exercised	146	3,168			3,168
Restricted stock awards released	30	-			-
Issuance of stock-based compensation awards	4	254			254
Employee stock purchase plan	62	2,934			2,934
Stock-based compensation expense		16,728			16,728
Exchange of debt for common stock	2,252	123,442			123,442
Issuance of common stock	3,163	160,424			160,424

Balances at December 31, 2009	40,143	$1,299,134	$71,130	$30,250	$1,400,514

Net income				104,770	104,770
Foreign currency translation adjustment, net of income tax provision of $3,160			(124,191)		(124,191)
Net unrealized loss on derivative instruments, designated as cash flow hedges, net of income tax benefit of $1,611			(2,930)		(2,930)
Net unrealized loss on nonderivative hedging instrument, net of income tax provision of $9,935			15,825		15,825
Net hedging loss reclassified into net income, net of income tax provision of $4,458			7,371		7,371
Pension plan benefit liability adjustment, net of income tax benefit of $895			(2,179)		(2,179)

Total comprehensive loss					(1,334)
Stock issues:
Options exercised	148	5,933			5,933
Restricted stock awards released	84	-			-
Issuance of stock-based compensation awards	5	364			364
Employee stock purchase plan	51	2,843			2,843
Stock-based compensation expense		18,743			18,743
Employee stock plans income tax benefits		1,232			1,232

Balances at December 31, 2010	40,431	$1,328,249	$(34,974)	$135,020	$1,428,295

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$104,770	$(2,249)	$19,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,205	155,737	173,673
Stock-based compensation	19,107	16,982	16,582
Excess tax benefits from stock-based compensation	(1,232)	-	-
Amortization of prepaid debt fees	5,492	8,258	8,917
Amortization of convertible debt discount	10,099	9,673	13,442
Loss on extinguishment of debt, net	-	9,960	-
Deferred taxes, net	(17,992)	(64,216)	(43,317)
Other adjustments, net	6,797	3,102	(2,177)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,612)	(2,962)	19,864
Inventories	(41,417)	3,535	4,914
Accounts payables, other current liabilities, and taxes payable	40,884	9,873	(6,549)
Wages and benefits payable	42,245	(8,261)	7,708
Unearned revenue	(2,356)	14,836	3,936
Warranty	14,656	(5,273)	(2,242)
Other operating, net	(12,055)	(8,208)	(21,416)

Net cash provided by operating activities	254,591	140,787	193,146

Investing activities
Acquisitions of property, plant, and equipment	(62,822)	(52,906)	(63,430)
Business acquisitions & contingent consideration, net of cash equivalents acquired	-	(4,317)	(6,897)
Other investing, net	6,548	3,229	3,252

Net cash used in investing activities	(56,274)	(53,994)	(67,075)

Financing activities
Payments on debt	(155,163)	(275,796)	(388,371)
Issuance of common stock	8,776	166,372	324,494
Prepaid debt fees	(1,347)	(3,936)	(214)
Excess tax benefits from stock-based compensation	1,232	-	-
Other financing, net	(2,135)	(761)	715

Net cash used in financing activities	(148,637)	(114,121)	(63,376)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,096)	4,831	(10,293)

Increase (decrease) in cash and cash equivalents	47,584	(22,497)	52,402
Cash and cash equivalents at beginning of period	121,893	144,390	91,988

Cash and cash equivalents at end of period	$169,477	$121,893	$144,390

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(5,921)	$3,719	$2,796
Exchange of debt (face value) for common stock (see Note 6)	-	120,984	29
Contingent consideration payable for previous acquisitions	-	-	1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,142	$31,720	$26,377
Interest, net of amounts capitalized	39,315	54,503	72,304

The accompanying notes are an integral part of these consolidated financial statements.

.

ITRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation

The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2010, 2009, and 2008 and the Consolidated Balance Sheets as of December 31, 2010 and 2009 of Itron, Inc. and its subsidiaries.

Basis of Consolidation

We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. We consider for consolidation any variable interest entity of which we are the primary beneficiary. At December 31, 2010, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

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

Derivative Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by generally accepted accounting principles (GAAP). The net fair value of our derivative instruments may switch between a net asset and a net liability depending on market circumstances at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments are in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments are in a net liability position.

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. For our hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 for further disclosures of our derivative instruments and their impact on OCI.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at December 31, 2010 or 2009.

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

Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed. Changes in these factors and related estimates could materially affect our financial position and results of operations.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

We primarily enter into two types of multiple deliverable arrangements, which include a combination of hardware and associated software and services:

•	Arrangements that do not include the deployment of our smart metering systems and technology are recognized as follows:

•	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.
•

If implementation services are essential to the functionality of the associated software, software and implementation revenues are recognized using either the percentage-of-completion methodology of contract accounting if project costs can be estimated, or the completed contract methodology if project costs cannot be reliably estimated.

•	Arrangements to deploy our smart metering systems and technology are recognized as follows:

•	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.
•

Revenue from associated software and services is recognized using the units-of-delivery method of contract accounting, as the software is essential to the functionality of the related hardware. This methodology often results in the deferral of costs and revenues as professional services and software implementation typically commence prior to deployment of hardware.

We also enter into multiple deliverable software arrangements that do not include hardware. For this type of arrangement, revenue recognition is dependent upon the availability of vendor specific objective evidence (VSOE) for fair value for each of the deliverables. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements.

Certain of our revenue arrangements include an extended or noncustomary warranty provision which covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended/noncustomary warranties do not represent a significant portion of our revenue.

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Tax Force) and ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) on a prospective basis for new arrangements and arrangements that are materially modified. This new guidance did not have a material impact on our financial statements for the year ended December 31, 2010, as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting. Further, there would have been no change to the amount of revenue recognized in the years ended December 31, 2009 or 2008 if arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14 had been subject to the measurement requirements of this new guidance.

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise we use third-party evidence (TPE). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP).

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

For arrangements entered into or materially modified after January 1, 2010, if we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold. We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $42.8 million and $45.4 million at December 31, 2010 and 2009 related primarily to professional services and software associated with our smart metering contracts, extended warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $10.0 million and $19.7 million at December 31, 2010 and 2009 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted and unrestricted stock awards and units, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted and unrestricted stock awards and units, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the required vesting period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Income Taxes

We account for income taxes using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions that we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$104,770	$(2,249)	$19,811
Weighted average common shares outstanding-Basic	40,337	38,539	33,096
Dilutive effect of convertible notes	103	-	1,198
Dilutive effect of stock-based awards	507	-	657

Weighted average common shares outstanding-Diluted	40,947	38,539	34,951

Earnings (loss) per common share-Basic	$2.60	$(0.06)	$0.60

Earnings (loss) per common share-Diluted	$2.56	$(0.06)	$0.57

Convertible Notes

We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. During two fiscal quarters in the year ended December 31, 2010 and three fiscal quarters in the year ended December 31, 2008, the average prices of our common stock exceeded the conversion price of $65.16 and, therefore, 103,000 and 1.2 million shares have been included in the diluted EPS calculation for those years. For the year ended December 31, 2009, there was no effect on diluted shares outstanding as a result of our net loss for the year. In addition, for the year ended December 31, 2009, the quarterly average closing prices of our common stock did not exceed the conversion price of $65.16.

Stock-based Awards

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for 2009, there was no dilutive effect to the weighted average common shares outstanding. Approximately 456,000, 1.0 million, and 283,000 stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2010, 2009, and 2008 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock

We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at December 31, 2010, 2009, and 2008.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At December 31,
	2010	2009
	(in thousands)
Trade receivables (net of allowance of $9,045 and $6,339)	$328,811	$319,237
Unbilled revenue	42,851	18,711

Total accounts receivable, net	$371,662	$337,948

At December 31, 2010, $12.5 million was billed but not yet paid by customers in accordance with long-term contract retainage provisions. These retainage amounts are expected to be collected within the next 12 months.

A summary of the allowance for doubtful accounts activity is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$6,339	$5,954
Provision for doubtful accounts, net	3,357	1,188
Accounts written off	(456)	(1,025)
Effects of change in exchange rates	(195)	222

Ending balance	$9,045	$6,339

Inventories

	At December 31,
	2010	2009
	(in thousands)
Materials	$106,021	$85,358
Work in process	18,389	17,668
Finished goods	83,747	67,058

Total inventories	$208,157	$170,084

Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $17.6 million and $10.6 million at December 31, 2010 and 2009, respectively.

Property, plant, and equipment, net

	At December 31,
	2010	2009
	(in thousands)
Machinery and equipment	$265,113	$243,652
Computers and purchased software	63,077	66,787
Buildings, furniture, and improvements	146,661	144,639
Land	35,968	37,738
Construction in progress, including purchased equipment	20,531	22,009

Total cost	531,350	514,825
Accumulated depreciation	(232,108)	(196,608)

Property, plant, and equipment, net	$299,242	$318,217

Depreciation expense and capitalized interest were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Depreciation expense	$62,154	$57,164	$53,309
Capitalized interest	-	293	187

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At December 31, 2010			At December 31, 2009
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$378,705	$(274,198)	$104,507	$398,043	$(244,545)	$153,498
Customer contracts and relationships	282,997	(110,539)	172,458	306,061	(92,187)	213,874
Trademarks and trade names	73,194	(59,235)	13,959	77,439	(57,957)	19,482
Other	24,256	(23,510)	746	24,713	(23,355)	1,358

Total intangible assets	$759,152	$(467,482)	$291,670	$806,256	$(418,044)	$388,212

A summary of the intangible asset account activity is as follows:

	Year Ended December 31
	2010	2009
	(in thousands)
Beginning balance, intangible assets, gross	$806,256	$796,236
Effect of change in exchange rates	(47,104)	10,020

Ending balance, intangible assets, gross	$759,152	$806,256

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Intangible asset amortization expense is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Amortization of intangible assets	$69,051	$98,573	$120,364

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2011	$58,688
2012	45,122
2013	36,471
2014	29,927
2015	24,472
Beyond 2015	96,990

Total intangible assets, net	$291,670

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2010 and 2009:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2009	$193,598	$1,092,255	$1,285,853
Adjustment of previous acquisitions	2,100	-	2,100
Effect of change in exchange rates	1,817	15,829	17,646

Goodwill balance at December 31, 2009	$197,515	$1,108,084	$1,305,599

Effect of change in exchange rates	533	(96,756)	(96,223)

Goodwill balance at December 31, 2010	$198,048	$1,011,328	$1,209,376

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

Note 6:    Debt

The components of our borrowings are as follows:

	At December 31,
	2010	2009
	(in thousands)
Term loans
USD denominated term loan	$218,642	$284,693
EUR denominated term loan	174,031	288,902
Convertible senior subordinated notes	218,268	208,169

Total debt	610,941	781,764
Current portion of long-term debt	(228,721)	(10,871)

Long-term debt	$382,220	$770,893

Credit Facility

Our credit facility is dated April 18, 2007 and includes two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at December 31, 2010 and December 31, 2009 was €132.4 million and €200.8 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at December 31, 2010. Our interest rates were 3.76% for the U.S. dollar denominated and 4.38% for the euro denominated term loans at December 31, 2010. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. We repaid $155.2 million, $166.5 million, and $372.7 million of the term loans during the years ended December 31, 2010, 2009, and 2008, respectively, resulting in no excess cash flow provision payment requirement for those respective years. Maturities of the term loans and the multicurrency revolving line of credit are in April 2014 and 2013, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers. We were in compliance with the debt covenants under the credit facility at December 31, 2010.

The credit facility includes a multicurrency revolving line of credit of $240 million. At December 31, 2010, there were no borrowings outstanding under the revolving line of credit, and $43.5 million was utilized by outstanding standby letters of credit, resulting in $196.5 million being available for additional borrowings.

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

•

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at December 31, 2010 was $55.45 per share.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by one U.S. subsidiary, which is 100% owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at December 31, 2010.

At December 31, 2010, the convertible notes are classified as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring in 2011.

Our convertible notes are separated between the liability and equity components using our estimated non-convertible debt borrowing rate at the time our convertible notes were issued, which was determined to be 7.38%. This rate also reflects the effective interest rate on the liability component. The carrying amounts of the debt and equity components are as follows:

	2010	2010
	At December 31,
	2010	2009
	(in thousands)
Face value of convertible notes	$223,604	$223,604
Unamortized discount	(5,336)	(15,435)

Net carrying amount of debt component	$218,268	$208,169

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	2010	2010
	Year Ended December 31,
	2010	2009
	(in thousands)
Contractual interest coupon	$5,590	$5,839
Amortization of the discount on the liability component	10,099	9,673

Total interest expense on convertible notes	$15,689	$15,512

Due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement, as of December 31, 2010 the remaining discount on the liability component will be amortized over the next six months.

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

Senior Subordinated Notes

On July 17, 2009, we paid the remaining $109.2 million outstanding balance on our 7.75% senior subordinated notes and recognized a loss on extinguishment of $2.5 million, which included the remaining unamortized debt discount of $336,000. Unamortized prepaid debt fees of $2.0 million were recorded to interest expense.

Minimum Payments on Debt

Minimum Payments
(in thousands)
2011	$234,057
2012	10,453
2013	10,453
2014	361,314

Total minimum payments on debt	616,277
Convertible notes unamortized discount	(5,336)

Total debt	$610,941

Note 7:     Derivative Financial Instruments and Hedging Activities

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at December 31, 2010 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at December 31, 2010. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at December 31, 2010 and 2009 are as follows:

		Fair Value at December 31,
	Balance Sheet Location	2010	2009
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$63	$3,986

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$(5,845)	$(11,478)
Interest rate swap contracts	Other long-term obligations	(975)	(3,676)
Euro denominated term loan *	Current portion of debt	(4,402)	(4,820)
Euro denominated term loan *	Long-term debt	(169,629)	(284,082)

Total derivatives designated as hedging instruments under ASC 815-20		$(180,851)	$(304,056)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(457)	$(2,442)

Total liability derivatives		$(181,308)	$(306,498)

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

Other comprehensive income (loss) during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2010	2009
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(30,300)	$(29,772)
Unrealized gain (loss) on derivative instruments	(2,930)	(6,776)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	15,825	(2,364)
Realized (gains) losses reclassified into net income (loss)	7,371	8,612

Net unrealized loss on hedging instruments at December 31,	$(10,034)	$(30,300)

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

At December 31, 2010 and 2009, our U.S. dollar term loan had a balance of $218.6 million and $284.7 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $1.8 million, which was based on the Bloomberg U.S. dollar swap yield curve as of December 31, 2010.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $147.7 million (€112.4 million) and $252.9 million (€175.8 million) as of December 31, 2010 and 2009, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.9 million (€3.0 million), which was based on the Bloomberg euro swap yield curve as of December 31, 2010.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2010	2009	2008		2010	2009	2008		2010	2009	2008
	(in thousands)
Interest rate swap contracts	$(4,542)	$(11,023)	$(14,945)	Interest expense	$(11,829)	$(13,975)	$804	Interest expense	$(100)	$(302)	$-

Net Investment Hedges

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $174.0 million (€132.4 million) and $288.9 million (€200.8 million) as of December 31, 2010 and 2009, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effect of our net investment hedge nonderivative financial instrument on OCI for the years ended December 31 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	2010	2009	2008
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$25,760	$(3,866)	$10,360
Net of tax	$15,825	$(2,364)	$6,485

Derivatives Not Designated as Hedging Relationships

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 164 contracts were entered into during the year ended December 31, 2010), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $200,000 to $48 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange option and forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2010	2009	2008
	(in thousands)
Foreign exchange forward contracts	$665	$(1,656)	$98
Cross currency interest rate swap	-	-	(1,709)

	$665	$(1,656)	$(1,611)

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our employees in Germany, France, Spain, Italy, Belgium, Chile, Hungary, and Indonesia offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2010.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $519,000 and $397,000 to the defined benefit pension plans for the years ended December 31, 2010 and 2009, respectively. Assuming that actual plan asset returns are consistent with our expected rate of return in 2011 and beyond, and that interest rates remain constant, we expect to contribute approximately $500,000 in 2011 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets, and funded status of the defined benefit plans, amounts recognized in accumulated other comprehensive income, and amounts recognized in the Consolidated Balance Sheets at December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$73,262	$66,823
Service cost	1,980	1,753
Interest cost	3,490	3,450
Amendments	1,209	-
Actuarial loss	1,710	3,830
Benefits paid	(4,403)	(4,400)
Other – foreign currency exchange rate changes	(5,860)	1,806

Benefit obligation at December 31,	$71,388	$73,262

Change in plan assets:
Fair value of plan assets at January 1,	$7,860	$7,449
Actual return on plan assets	210	65
Company contributions	519	397
Benefits paid	(283)	(259)
Other – foreign currency exchange rate changes	(612)	208

Fair value of plan assets at December 31,	7,694	7,860

Ending balance at fair value (net pension plan benefit liability)	$63,694	$65,402

Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2010	2009
	(in thousands)
Current portion of pension plan liability in wages and benefits payable	$2,656	$2,975
Long-term portion of pension plan liability	61,450	63,040
Plan assets in other long term assets	(412)	(613)

Net pension plan benefit liability	$63,694	$65,402

Amounts in accumulated other comprehensive income (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2010	2009
	(in thousands)
Net actuarial gain	$(3,108)	$(4,976)
Net prior service cost	1,206	-

Amount included in accumulated other comprehensive income	$(1,902)	$(4,976)

The total accumulated benefit obligation for our defined benefit pension plans was $65.9 million and $68.9 million at December 31, 2010 and 2009, respectively.

Amounts recognized in other comprehensive income (pre-tax) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net actuarial (gain) loss	$1,710	$4,049	$(4,048)
Settlement gain	80	-	-
Plan asset loss	85	-	-
Prior service cost	1,209	-	83
Amortization of net actuarial gain (loss)	(26)	509	132
Amortization of prior service cost	(3)	(25)	(56)
Other	19	-	-

Other comprehensive (income) loss	$3,074	$4,533	$(3,889)

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 is $124,000.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Service cost	$1,980	$1,753	$2,009
Interest cost	3,490	3,450	3,697
Expected return on plan assets	(295)	(282)	(306)
Settlements and curtailments	(80)	-	-
Amortization of actuarial net (gain) loss	26	(509)	(132)
Amortization of unrecognized prior service costs	3	25	56

Net periodic benefit cost	$5,124	$4,437	$5,324

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At December 31,
	2010	2009	2008
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	5.35%	5.60%	6.12%
Expected annual rate of compensation increase	3.35%	3.24%	3.18%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.60%	6.12%	5.41%
Expected rate of return on plan assets	3.96%	4.06%	4.10%
Expected annual rate of compensation increase	3.24%	3.18%	3.04%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, (separated between shorter and longer duration plans), using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding 10% of the highest and lowest yielding bonds within each maturity group. The discount rates derived for our shorter duration euro denominated plans (less than 10 years) and longer duration plans (greater than 10 years) were 4.50% and 5.25%, respectively.

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

We have one plan in which the fair value of plan assets exceeds the projected benefit obligation and the accumulated benefit obligation. Therefore, for the pension plans in which the accumulated benefit obligations exceeds the fair value of plan assets, our total obligation and the fair value of plan assets are as follows:

	At December 31,
	2010	2009
	(in thousands)
Projected benefit obligation	$69,966	$71,799
Accumulated benefit obligation	64,671	67,576
Fair value of plan assets	5,860	5,798

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

The fair values of our plan investments by asset category as of December 31, 2010 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$814	$814	$-
Insurance funds	6,880	-	6,880

Total fair value of plan assets	$7,694	$814	$6,880

As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2011	$3,406
2012	3,147
2013	4,114
2014	3,781
2015	4,398
2016 - 2020	22,383

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted and unrestricted stock awards and units. We expense stock-based compensation using the straight-line method over the vesting requirement period. For the years ended December 31, stock-based compensation expense and the related tax benefit were as follows:

	2010	2009	2008
	(in thousands)
Stock options	$3,994	$6,903	$8,839
Restricted stock awards and units	14,230	9,306	6,885
Unrestricted stock awards	364	254	269
ESPP	519	519	589

Total stock-based compensation	$19,107	$16,982	$16,582

Related tax benefit	$5,402	$4,329	$3,519

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted awards are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Dividend yield	-	-	-	-	-	-
Expected volatility	48.7%	50.2%	44.8%	33.1%	64.1%	48.5%
Risk-free interest rate	2.3%	1.8%	3.0%	0.1%	0.3%	1.8%
Expected life (years)	4.6	4.9	4.5	0.25	0.25	0.25

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, restricted stock awards, and unrestricted stock awards. At December 31, 2010, 2,812,078 shares were available for issuance under the Stock Incentive Plan.

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

A summary of our stock option activity for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2008	1,561	$37.81	6.98	$90,769
Granted	247	95.79			$39.07
Exercised	(415)	26.42		$28,543
Forfeited	(18)	47.70
Expired	(1)	21.30

Outstanding, December 31, 2008	1,374	$51.53	6.99	$25,809

Exercisable and expected to vest, December 31, 2008	1,325	$50.50	6.92	$25,673

Exercisable, December 31, 2008	805	$35.71	5.89	$23,253

Granted	50	$57.96			$25.94
Exercised	(146)	21.68		$4,889
Forfeited	(92)	84.33
Expired	(7)	57.23

Outstanding, December 31, 2009	1,179	$52.93	5.90	$22,863

Exercisable and expected to vest, December 31, 2009	1,168	$52.67	5.88	$22,826

Exercisable, December 31, 2009	972	$47.39	5.40	$22,343

Granted	71	$61.97			$27.18
Exercised	(148)	40.51		$4,532
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2010	1,102	$55.21	5.58	$10,883

Exercisable and expected to vest, December 31, 2010	1,096	$55.15	5.57	$10,883

Exercisable, December 31, 2010	958	$52.63	5.18	$10,883

(1)

The aggregate intrinsic value represents amounts that would have been received by the optionees had all options been exercised on that date. Specifically, it is the amount by which the market value of Itron’s stock exceeded the exercise price of the outstanding options before applicable income taxes, based on our closing stock price on the last business day of the period.

As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.1 million, which is expected to be recognized over a weighted average period of approximately 17 months.

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

The restricted awards issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period. Performance Awards typically vest and are released in three equal installments at the beginning of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted awards (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted awards immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or the participant’s retirement eligible date. For the 2010 Performance Awards, the maximum awards that became eligible for vesting is 132,980 with a grant date fair value of $61.49.

The following tables summarize restricted award activity for the years ended December 31, 2010, 2009, and 2008:

	Number of Restricted Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2008	111
Granted	215	$84.26
Released	(1)		$84
Forfeited	(12)

Outstanding, December 31, 2008	313

Granted	60	$69.39
Released	(30)		$1,956
Forfeited	(17)

Outstanding, December 31, 2009	326

Granted(2)	360	$62.45
Released	(84)		$5,733
Forfeited	(14)

Outstanding, December 31, 2010	588

Vested, December 31, 2010	2		$88

Expected to vest, December 31, 2010	515		$28,544

(1)

The aggregate intrinsic value is the market value of the stock released, vested, or expected to vest, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for stock vested but not released.

(2)	These restricted awards include 132,980 shares for the 2010 awards under the Performance Award Agreement, which are eligible for vesting at December 31, 2010.

At December 31, 2010, unrecognized compensation expense was $15.8 million, which is expected to be recognized over a weighted average period of approximately 26 months.

Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2010	2009	2008
Shares of unrestricted stock issued	5,662	4,284	2,744
Weighted average grant date fair value	$64.35	$59.40	$97.94

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees can elect to deduct up to 10% of their regular cash compensation to purchase our common stock at a discounted price. The purchase price of the common stock is 85% of the fair market value of the stock at the end of each fiscal quarter. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the years ended December 31:

	2010	2009	2008
Shares of stock sold to employees(1)	51,210	61,407	33,149

Weighted average fair value per ESPP award(2)	$9.27	$8.54	$15.36

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering periods during the years ended December 31.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At December 31, 2010, all compensation cost associated with the ESPP had been recognized. There were approximately 196,000 shares of common stock available for future issuance under the ESPP at December 31, 2010.

Note 10:    Defined Contribution, Bonus, and Profit Sharing Plans

Defined Contribution Plans

In the United States, United Kingdom, Brazil, and certain other countries, we make contributions to defined contribution plans. For our U.S. employee savings plan, which represents a majority of our contribution expense, we provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. In 2009, we temporarily suspended the U.S. employee savings plan match from April 1 through December 31. For our international defined contribution plans, we provide various levels of contributions, based on salary, subject to stipulated or statutory limitations. The expense for our defined contribution plans was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Defined contribution plans expense	$6,217	$3,380	$5,204

Bonus and Profit Sharing Plans

We have employee bonus and profit sharing plans in which many of our employees participate. These plans provide award amounts for the achievement of annual performance and financial targets. Actual award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year, and the probability of achieving results. Bonus and profit sharing plans expense was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Bonus and profit sharing plans expense	$46,782	$13,316	$15,201

Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$10,486	$-	$-
State and local	765	-	(82)
Foreign	22,715	20,392	42,120

Total current	33,966	20,392	42,038

Deferred:
Federal	7,216	(39,311)	(8,081)
State and local	3,340	(3,341)	(1,807)
Foreign	(31,743)	(28,118)	(33,429)

Total deferred	(21,187)	(70,770)	(43,317)

Change in valuation allowance	3,195	6,553	50

Total provision (benefit) for income taxes	$15,974	$(43,825)	$(1,229)

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income (loss) before income taxes
Domestic	$173,032	$34,946	$68,968
Foreign	(52,288)	(81,020)	(50,386)

Total income (loss) before income taxes	$120,744	$(46,074)	$18,582

Expected federal income tax provision (benefit)	$42,260	$(16,126)	$6,504
Tax credits	(9,746)	(23,224)	(4,341)
State income tax provision (benefit), net of federal effect	1,968	(3,193)	(1,391)
Change in valuation allowance	3,195	6,553	50
Uncertain tax positions, including interest and penalties	(10,242)	12,053	5,555
Change in tax rates	(1,428)	482	(1,222)
Stock-based compensation	1,541	1,648	1,212
Foreign earnings	(14,986)	(18,224)	(24,822)
U.S. tax provision on foreign earnings	279	7,932	15,470
U.S. tax provision (benefit) of foreign branch income (loss)	333	(6,262)	-
Other, net	2,800	(5,464)	1,756

Total provision (benefit) for income taxes	$15,974	$(43,825)	$(1,229)

Our tax provision for 2010 and tax benefits for 2009 and 2008 reflect benefits associated with lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, and the benefit of foreign interest expense deductions. We made an election under Internal Revenue Code Section 338 with respect to the Actaris acquisition, which resulted in a reduced global effective tax rate. During 2009, we recorded deferred tax assets for foreign tax credit carryforwards resulting from the election to claim foreign taxes as a credit instead of a deduction on our 2007 and 2008 U.S. tax returns. Furthermore, during 2010 we de-recognized a reserve for uncertain tax positions due to a change in the method of depreciation for certain foreign subsidiaries.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2010	2009
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$53,213	$70,897
Tax credits(2)	46,801	51,835
Accrued expenses	30,798	19,346
Equity compensation	11,206	8,979
Depreciation and amortization	10,916	12,638
Warranty reserves	10,332	9,222
Pension plan benefits expense	6,897	6,372
Inventory valuation	5,254	3,714
Derivatives	1,135	12,728
Other deferred tax assets, net	3,027	2,740

Total deferred tax assets	179,579	198,471
Valuation allowance	(24,600)	(22,425)

Total deferred tax assets, net of valuation allowance	154,979	176,046

Deferred tax liabilities
Depreciation and amortization	(89,166)	(119,246)
Convertible debt	(19,844)	(18,524)
Tax effect of accumulated translation	(2,782)	(1,676)
Other deferred tax liabilities, net	(7,645)	(8,226)

Total deferred tax liabilities	(119,437)	(147,672)

Net deferred tax assets	$35,542	$28,374

(1)

For tax return purposes at December 31, 2010, we had U.S. federal loss carryforwards of $33.8 million that expire during the years 2020 through 2029. The remaining portion of the loss carryforwards are composed primarily of losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2010, there was a valuation allowance of $24.6 million primarily associated with foreign loss carryforwards.

(2)

For tax return purposes at December 31, 2010, we had: (1) federal research and development tax credits of $28.0 million, which begin to expire in 2019; (2) alternative minimum tax credits of $3.6 million that are carried forward indefinitely; and (3) foreign tax credits of $27.9 million, which begin to expire in 2017; and (4) an investment tax credit of $5.2 million, which expires in 2019.

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factors are the projection, source, and character of future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets, net of valuation allowance, will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

Our deferred tax assets at December 31, 2010 do not include the tax effect on $55.5 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.9 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $21.3 million and

$53.1 million at December 31, 2010 and 2009, respectively. Foreign taxes have been provided on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2008	$34,779
Gross increase to positions in prior years	2,037
Gross decrease to positions in prior years	(798)
Gross increases to current period tax positions	3,267
Audit settlements	(391)
Effect of change in exchange rates	(1,250)

Unrecognized tax benefits at December 31, 2008	$37,644

Gross increase to positions in prior years	8,958
Gross decrease to positions in prior years	(4,360)
Gross increases to current period tax positions	5,471
Audit settlements	(2,032)
Effect of change in exchange rates	525

Unrecognized tax benefits at December 31, 2009	$46,206

Gross increase to positions in prior years	2,037
Gross decrease to positions in prior years	(11,700)
Gross increases to current period tax positions	13,743
Audit settlements	(2,049)
Decrease related to lapsing of statute of limitations	(4,002)
Effect of change in exchange rates	(2,060)

Unrecognized tax benefits at December 31, 2010	$42,175

	At December 31,
	2010	2009	2008
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$30,832	$46,206	$37,644

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. Interest and penalties recognized, and accrued interest and penalties recorded, are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net interest and penalties expense	$498	$1,476	$1,332

	At December 31,
	2010	2009
	(in thousands)
Accrued interest	$4,403	$4,134
Accrued penalties	3,233	3,385

At December 31, 2010, we expect to pay $1.1 million in income taxes, interest, and penalties related to uncertain tax positions over the next twelve months. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance.

We believe it reasonably possible that our unrecognized tax benefits may decrease by approximately $20.1 million within the next twelve months due to a change in the method of accounting for uncertain expense accruals, expiration of statute of limitations, and a final ruling related to an audit.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1998
France	Subsequent to 2007
Germany	Subsequent to 2004
Spain	Subsequent to 2005
United Kingdom	Subsequent to 2004

Note 12:     Commitments and Contingencies

Commitments

Operating lease rental expense for factories, office facilities, and equipment was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Rental expense	$15,530	$15,882	$15,646

Future minimum lease payments at December 31, 2010, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2011	$8,617
2012	5,901
2013	3,600
2014	2,214
2015	940
Beyond 2015	1,283

Future minimum lease payments	$22,555

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	At December 31,
	2010	2009
	(in thousands)
Credit facility(1)
Multicurrency revolving line of credit	$240,000	$115,000
Standby LOC’s issued and outstanding	(43,540)	(39,907)

Net available for additional borrowings and LOC’s	$196,460	$75,093

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$49,122	$38,704
Standby LOC’s issued and outstanding	(21,784)	(10,878)
Short-term borrowings(2)	(66)	(2,106)

Net available for additional borrowings and LOC’s	$27,272	$25,720

Unsecured surety bonds in force	$120,109	$71,362

(1)	See Note 6 for details regarding our credit facility, which is secured.
(2)	Short-term borrowings are included in “other current liabilities” on the Consolidated Balance Sheets.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any currently outstanding LOC or bond will be called.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at December 31, 2010 were not material to our financial condition or results of operations.

In April 2010, Acoustic Technologies Incorporated (Acoustic) filed a complaint in the U.S. District Court for the District of Massachusetts against Itron alleging infringement of two patents owned by Acoustic related to the use of concentrator meters to relay information between meters and a collection point. The complaint seeks unspecified damages as well as injunctive relief. Itron has denied all of the allegations. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In October, 2010, Transdata Incorporated (Transdata) filed a complaint in the U.S. District Court for the Eastern District of Texas against CenterPoint Energy, one of our customers, and several other utilities alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to its contract with CenterPoint, we agreed to indemnify and defend CenterPoint in this lawsuit. The complaint seeks unspecified damages as well as injunctive relief. CenterPoint has denied all of the allegations. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In November, 2010, we received notice from Dialight BLP Limited (Dialight), that it had been awarded a patent by the U.S. Patent and Trademark Office and that a feature contained in one of our products could be infringing upon their patents rights. We are engaged in discussions with Dialight and believe that this issue will be resolved. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by 11 cents. We intend to vigorously defend our interests.

Standard Warranty

A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance, January 1	$33,873	$38,255
New product warranties	12,981	7,437
Other changes/adjustments to warranties	25,598	7,612
Reclassification from other current liabilities	2,878	-
Claims activity	(24,040)	(20,222)
Effect of change in exchange rates	(7)	791

Ending balance, December 31	51,283	33,873
Less: current portion of warranty	24,912	20,941

Long-term warranty	$26,371	$12,932

Total warranty expense, which is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Warranty expense	$38,579	$15,049	$14,150

Warranty expense associated with our segments was as follows:

	Year Ended December 31,
	2010	2009	2008
Itron North America	46%	81%	91%
Itron International	54%	19%	9%

The increase in Itron International’s warranty expense in 2010 was primarily the result of $14.4 million recorded for arbitration claims in Sweden, which were settled in the third quarter of 2010.

Extended Warranty

A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance, January 1	$5,870	$5,986
Unearned revenue for new extended warranties	10,308	1,251
Unearned revenue recognized	(1,541)	(1,367)

Ending balance, December 31	14,637	5,870
Less: current portion of unearned revenue for extended warranty	1,130	1,488

Long-term unearned revenue for extended warranty	$13,507	$4,382

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

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Plan costs	$20,548	$19,802	$20,001

	At December 31,
	2010	2009
	(in thousands)
IBNR accrual	$2,056	$3,343

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. Due to a change in our medical plan administrator, we have reduced our claims processing time. Therefore, the IBNR accrual is lower at December 31, 2010 compared with December 31, 2009. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

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

Other Comprehensive Income

Other comprehensive income is reflected as a net increase to shareholders’ equity and is not reflected in our results of operations. Accumulated balances within other comprehensive income, net of tax, were as follows:

	At December 31,
	2010	2009
	(in thousands)
Foreign currency translation adjustment	$(26,026)	$98,165
Net unrealized gain (loss) on derivative instruments	(20,007)	(17,077)
Net unrealized gain (loss) on nonderivative hedging instrument	(5,514)	(21,339)
Net hedging (gains) losses reclassified into net income (loss)	15,487	8,116
Pension plan benefits liability adjustment	1,086	3,265

Total accumulated other comprehensive income (loss)	$(34,974)	$71,130

Note 14:     Fair Values of Financial Instruments

The fair values at December 31, 2010 and 2009 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$169,477	$169,477	$121,893	$121,893
Foreign exchange forwards	63	63	3,986	3,986

Liabilities
Term loans
USD denominated term loan	$218,642	$219,462	$284,693	$284,693
EUR denominated term loan	174,031	174,684	288,902	288,902
Convertible senior subordinated notes	218,268	236,461	208,169	282,859
Interest rate swaps	6,820	6,820	15,154	15,154
Foreign exchange forwards	457	457	2,442	2,442

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at December 31, 2010 and 2009. See Note 6 for further discussion.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).

Note 15:     Segment Information

We have two operating segments: Itron North America and Itron International. Itron North America generates the majority of its revenues in the United States and Canada, while Itron International generates the majority of its revenues in Europe, and the balance primarily in Africa, South America, and Asia/Pacific. Due to the continued refinement of our management and geographic reporting structures, as of January 1, 2010, Itron International includes our Taiwan operations, which were previously part of Itron North America. Historical segment information has been revised to conform to our current segment reporting structure.

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

Segment Products

Itron North America

Standard electricity (electronic), gas, and water meters; advanced and smart electricity and water meters and communication modules; advanced and smart gas communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; professional services including implementation, installation, consulting, and analysis.

Itron International

Standard electricity (electromechanical and electronic), gas, and water meters; advanced electricity, gas, and water meters; advanced water communication modules; smart electricity meters and communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; professional services including implementation, installation and system management.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues
Itron North America	$1,177,391	$615,731	$696,688
Itron International	1,081,880	1,071,716	1,212,925

Total Company	$2,259,271	$1,687,447	$1,909,613

Gross profit
Itron North America	$394,247	$211,682	$263,645
Itron International	303,992	325,774	383,212

Total Company	$698,239	$537,456	$646,857

Operating income (loss)
Itron North America	$201,410	$36,931	$78,046
Itron International	26,363	37,614	69,458
Corporate unallocated	(43,576)	(29,518)	(37,682)

Total Company	184,197	45,027	109,822
Total other income (expense)	(63,453)	(91,101)	(91,240)

Income (loss) before income taxes	$120,744	$(46,074)	$18,582

For the year ended December 31, 2010, one Itron North America customer represented 11% of total Company revenues. Three customers each accounted for more than 10% of Itron North America revenues during 2010. No single customer represented more than 10% of Itron International revenues in 2010.

No single customer represented more than 10% of total Company or operating segment revenues for the years ended December 31, 2009, and 2008.

Total assets by operating segment were as follows:

	At December 31,
	2010	2009	2008
	(in thousands)
Itron North America/Corporate(1)	$754,974	$752,008	$843,260
Itron International	2,002,944	2,139,137	2,027,094
Eliminations	(12,121)	(36,524)	(14,006)

Total assets	$2,745,797	$2,854,621	$2,856,348

(1)	We do not allocate assets between the Itron North America operating segment and Corporate.

Revenues by region were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
United States and Canada	$1,168,523	$606,472	$647,966
Europe	756,013	806,540	916,288
Other	334,735	274,435	345,359

Total revenues	$2,259,271	$1,687,447	$1,909,613

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2010	2009	2008
	(in thousands)
United States	$115,499	$116,081	$96,952
Outside United States	183,743	202,136	210,765

Total property, plant, and equipment, net	$299,242	$318,217	$307,717

Depreciation and amortization expense associated with our segments was as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Itron North America	$45,960	$48,215	$43,552
Itron International	85,243	107,513	130,105
Corporate Unallocated	2	9	16

Total Company	$131,205	$155,737	$173,673

Note 16:     Consolidating Financial Information

Our convertible notes, issued by Itron, Inc., are guaranteed by one U.S. subsidiary, which is 100% owned. Our senior subordinated notes issued in May 2004, which were redeemed in 2009, were guaranteed by multiple U.S. operating subsidiaries. We have not restated the comparative prior period results to reflect the change in certain U.S. subsidiaries from guarantors to non-guarantors as they are not material.

The guaranty by our U.S. subsidiary is joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantor to transfer funds to the parent company.

Consolidating Statement of Operations

Year Ended December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$1,170,615	$-	$1,141,789	$(53,133)	$2,259,271
Cost of revenues	786,330	-	827,835	(53,133)	1,561,032

Gross profit	384,285	-	313,954	-	698,239

Operating expenses
Sales and marketing	65,044	-	106,632	-	171,676
Product development	90,209	-	50,020	-	140,229
General and administrative	54,685	-	78,401	-	133,086
Amortization of intangible assets	16,341	-	52,710	-	69,051

Total operating expenses	226,279	-	287,763	-	514,042

Operating income	158,006	-	26,191	-	184,197
Other income (expense)		-
Interest income	70,351	3,248	482	(73,489)	592
Interest expense	(58,063)	-	(70,330)	73,489	(54,904)
Other income (expense), net	(585)	-	(8,556)	-	(9,141)

Total other income (expense)	11,703	3,248	(78,404)	-	(63,453)

Income (loss) before income taxes	169,709	3,248	(52,213)	-	120,744
Income tax (provision) benefit	(24,221)	-	8,247	-	(15,974)
Equity in earnings (losses) of guarantor and non-guarantor subsidiaries, net	(40,718)	-	-	40,718	-

Net income (loss)	$104,770	$3,248	$(43,966)	$40,718	$104,770

Consolidating Statement of Operations

Year Ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$603,426	$4,095	$1,124,562	$(44,636)	$1,687,447
Cost of revenues	399,179	3,994	791,454	(44,636)	1,149,991

Gross profit	204,247	101	333,108	-	537,456

Operating expenses
Sales and marketing	55,552	-	96,853	-	152,405
Product development	76,957	-	45,357	-	122,314
General and administrative	41,821	-	77,316	-	119,137
Amortization of intangible assets	23,506	-	75,067	-	98,573

Total operating expenses	197,836	-	294,593	-	492,429

Operating income	6,411	101	38,515	-	45,027
Other income (expense)
Interest income	113,850	3,659	725	(117,048)	1,186
Interest expense	(73,441)	-	(114,137)	117,267	(70,311)
Loss on extinguishment of debt, net	(12,800)	-	-	-	(12,800)
Other income (expense), net	(2,799)	(30)	(6,128)	(219)	(9,176)

Total other income (expense)	24,810	3,629	(119,540)	-	(91,101)

Income (loss) before income taxes	31,221	3,730	(81,025)	-	(46,074)
Income tax benefit (provision)	42,907	(32)	950	-	43,825
Equity in losses of guarantor and non-guarantor subsidiaries, net	(76,377)	(19,363)	-	95,740	-

Net loss	$(2,249)	$(15,665)	$(80,075)	$95,740	$(2,249)

Consolidating Statement of Operations

Year Ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$606,741	$77,828	$1,264,845	$(39,801)	$1,909,613
Cost of revenues	368,275	61,170	873,052	(39,741)	1,262,756

Gross profit	238,466	16,658	391,793	(60)	646,857

Operating expenses
Sales and marketing	54,180	8,853	104,424	-	167,457
Product development	73,572	3,513	43,674	(60)	120,699
General and administrative	49,797	2,826	75,892	-	128,515
Amortization of intangible assets	22,648	-	97,716	-	120,364

Total operating expenses	200,197	15,192	321,706	(60)	537,035

Operating income	38,269	1,466	70,087	-	109,822
Other income (expense)
Interest income	121,864	(11)	4,766	(120,649)	5,970
Interest expense	(93,706)	(183)	(120,937)	120,649	(94,177)
Other income (expense), net	2,023	(808)	(4,248)	-	(3,033)

Total other income (expense)	30,181	(1,002)	(120,419)	-	(91,240)

Income (loss) before income taxes	68,450	464	(50,332)	-	18,582
Income tax benefit (provision)	7,779	(131)	(6,419)	-	1,229
Equity in losses of guarantor and non-guarantor subsidiaries, net	(56,418)	(876)	-	57,294	-

Net income (loss)	$19,811	$(543)	$(56,751)	$57,294	$19,811

Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$19,146	$-	$150,331	$-	$169,477
Accounts receivable, net	163,758	-	207,904	-	371,662
Intercompany accounts receivable	10,106	-	3,675	(13,781)	-
Inventories	99,846	-	109,208	(897)	208,157
Deferred tax assets current, net	40,344	-	15,007	-	55,351
Other current assets	23,962	-	53,608	-	77,570
Intercompany other	1,997	-	-	(1,997)	-

Total current assets	359,159	-	539,733	(16,675)	882,217

Property, plant, and equipment, net	115,499	-	183,743	-	299,242
Prepaid debt fees	4,483	-	-	-	4,483
Deferred tax assets noncurrent, net	7,684	-	27,366	-	35,050
Other noncurrent assets	9,651	-	14,108	-	23,759
Intangible assets, net	41,828	-	249,842	-	291,670
Goodwill	184,750	-	1,024,626	-	1,209,376
Investment in subsidiaries	324,104	-	-	(324,104)	-
Intercompany notes receivable	1,283,139	101,418	-	(1,384,557)	-

Total assets	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,027	$-	$166,922	$-	$241,949
Other current liabilities	12,644	-	36,599	-	49,243
Intercompany accounts payable	3,675	-	10,106	(13,781)	-
Wages and benefits payable	54,804	-	55,675	-	110,479
Taxes payable	3,368	-	16,357	-	19,725
Current portion of debt	228,721	-	-	-	228,721
Current portion of warranty	8,813	-	16,099	-	24,912
Unearned revenue	21,926	-	6,332	-	28,258
Deferred tax liabilities current, net	(421)	-	868	-	447
Short-term intercompany advances	-	-	1,997	(1,997)	-

Total current liabilities	408,557	-	310,955	(15,778)	703,734

Long-term debt	382,220	-	-	-	382,220
Long-term warranty	13,721	-	12,650	-	26,371
Pension plan benefit liability	-	-	61,450	-	61,450
Intercompany notes payable	101,418	-	1,283,139	(1,384,557)	-
Deferred tax liabilities noncurrent, net	(38,400)	-	92,812	-	54,412
Other long-term obligations	34,486	-	54,829	-	89,315

Total liabilities	902,002	-	1,815,835	(1,400,335)	1,317,502

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,328,249	97,377	136,441	(233,818)	1,328,249
Accumulated other comprehensive income (loss), net	(34,974)	(7,786)	41,778	(33,992)	(34,974)
Retained earnings	135,020	11,827	45,364	(57,191)	135,020

Total shareholders’ equity	1,428,295	101,418	223,583	(325,001)	1,428,295

Total liabilities and shareholders’ equity	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797

Consolidating Balance Sheet

December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$16,385	$379	$105,129	$-	$121,893
Accounts receivable, net	117,104	2,316	218,528	-	337,948
Intercompany accounts receivable	9,524	52	1,572	(11,148)	-
Inventories	71,581	-	98,881	(378)	170,084
Deferred tax assets current, net	13,085	(44)	7,721	-	20,762
Other current assets	32,349	108	42,772	-	75,229
Intercompany other	32,456	3,658	4,999	(41,113)	-

Total current assets	292,484	6,469	479,602	(52,639)	725,916

Property, plant, and equipment, net	116,081	-	202,136	-	318,217
Prepaid debt fees	8,628	-	-	-	8,628
Deferred tax assets noncurrent, net	67,195	-	22,737	-	89,932
Other noncurrent assets	5,625	-	12,492	-	18,117
Intangible assets, net	58,168	-	330,044	-	388,212
Goodwill	174,781	-	1,130,818	-	1,305,599
Investment in subsidiaries	(9,081)	(12,444)	-	21,525	-
Intercompany notes receivable	1,723,587	94,511	-	(1,818,098)	-

Total assets	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,480	$66	$151,709	$-	$219,255
Other current liabilities	21,147	-	43,436	-	64,583
Intercompany accounts payable	1,674	184	9,290	(11,148)	-
Wages and benefits payable	20,621	102	50,869	-	71,592
Taxes payable	1,776	(43)	12,644	-	14,377
Current portion of debt	10,871	-	-	-	10,871
Current portion of warranty	8,418	-	12,523	-	20,941
Unearned revenue	36,421	-	3,719	-	40,140
Deferred tax liabilities current, net	(1,550)	-	3,175	-	1,625
Short-term intercompany advances	8,661	2,450	30,002	(41,113)	-

Total current liabilities	175,519	2,759	317,367	(52,261)	443,384

Long-term debt	770,893	-	-	-	770,893
Long-term warranty	9,919	-	3,013	-	12,932
Pension plan benefit liability	-	-	63,040	-	63,040
Intercompany notes payable	94,512	-	1,723,586	(1,818,098)	-
Deferred tax liabilities noncurrent, net	(37,176)	-	117,871	-	80,695
Other long-term obligations	23,287	-	59,876	-	83,163

Total liabilities	1,036,954	2,759	2,284,753	(1,870,359)	1,454,107

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,299,134	107,165	80,723	(187,888)	1,299,134
Accumulated other comprehensive income (loss), net	71,130	(9,200)	19,689	(10,489)	71,130
Retained earnings (accumulated deficit)	30,250	(12,188)	(207,336)	219,524	30,250

Total shareholders’ equity	1,400,514	85,777	(106,924)	21,147	1,400,514

Total liabilities and shareholders’ equity	$2,437,468	$88,536	$2,177,829	$(1,849,212)	$2,854,621

Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$104,770	$3,248	$(43,966)	$40,718	$104,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,775	-	85,430	-	131,205
Stock-based compensation	19,107	-	-	-	19,107
Excess tax benefits from stock-based compensation	(1,232)	-	-	-	(1,232)
Amortization of prepaid debt fees	5,492	-	-	-	5,492
Amortization of convertible debt discount	10,099	-	-	-	10,099
Deferred taxes, net	11,162	-	(29,154)	-	(17,992)
Equity in losses of guarantor and non-guarantor subsidiaries, net	40,718	-	-	(40,718)	-
Other adjustments, net	1,841	-	4,956	-	6,797
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,654)	-	1,042	-	(45,612)
Inventories	(27,746)	-	(13,671)	-	(41,417)
Accounts payables, other current liabilities, and taxes payable	19,347	-	21,537	-	40,884
Wages and benefits payable	34,183	-	8,062	-	42,245
Unearned revenue	(5,250)	-	2,894	-	(2,356)
Warranty	4,197	-	10,459	-	14,656
Intercompany transactions, net	1,419	-	(1,419)	-	-
Other operating, net	5,621	(1)	(17,675)	-	(12,055)

Net cash provided by operating activities	222,849	3,247	28,495	-	254,591

Investing activities
Acquisitions of property, plant, and equipment	(33,139)	-	(29,683)	-	(62,822)
Current intercompany notes, net	28,541	(3,247)	4,999	(30,293)	-
Other investing, net	(67,236)	-	73,784	-	6,548

Net cash provided by (used in) investing activities	(71,834)	(3,247)	49,100	(30,293)	(56,274)

Financing activities
Payments on debt	(155,163)	-	-	-	(155,163)
Issuance of common stock	8,776	-	-	-	8,776
Prepaid debt fees	(1,347)	-	-	-	(1,347)
Excess tax benefits from stock-based compensation	1,232	-	-	-	1,232
Current intercompany notes, net	(1,752)	-	(28,541)	30,293	-
Other financing, net	-	-	(2,135)	-	(2,135)

Net cash used in financing activities	(148,254)	-	(30,676)	30,293	(148,637)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(2,096)	-	(2,096)

Increase in cash and cash equivalents	2,761	-	44,823	-	47,584
Cash and cash equivalents at beginning of period	16,385	-	105,508	-	121,893

Cash and cash equivalents at end of period	$19,146	$-	$150,331	$-	$169,477

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(3,184)	$-	$(2,737)	$-	$(5,921)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,565	$-	$25,577	$-	$30,142
Interest, net of amounts capitalized	39,225	-	90	-	39,315

Consolidating Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net loss	$(2,249)	$(15,665)	$(80,075)	$95,740	$(2,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,089	-	107,648	-	155,737
Stock-based compensation	16,982	-	-	-	16,982
Amortization of prepaid debt fees	8,258	-	-	-	8,258
Amortization of convertible debt discount	9,673	-	-	-	9,673
Loss on extinguishment of debt, net	9,960	-	-	-	9,960
Deferred income taxes, net	(48,503)	32	(15,745)	-	(64,216)
Equity in losses of guarantor and non-guarantor subsidiaries, net	76,377	19,363	-	(95,740)	-
Other adjustments, net	(1,424)	-	4,526	-	3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,190)	(904)	19,132	-	(2,962)
Inventories	(12,273)	-	15,808	-	3,535
Accounts payables, other current liabilities, and taxes payable	18,904	(299)	(8,732)	-	9,873
Wages and benefits payable	(6,449)	(71)	(1,741)	-	(8,261)
Unearned revenue	18,704	-	(3,868)	-	14,836
Warranty	(1,953)	-	(3,320)	-	(5,273)
Intercompany transactions, net	(2,081)	1,227	854	-	-
Other operating, net	(7,370)	115	(953)	-	(8,208)

Net cash provided by operating activities	103,455	3,798	33,534	-	140,787

Investing activities
Acquisitions of property, plant, and equipment	(21,679)	-	(31,227)	-	(52,906)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(4,317)	-	-	-	(4,317)
Current intercompany notes, net	(19,837)	(3,658)	1,217	22,278	-
Long-term intercompany notes receivable, net	4,765	(975)	1,135	(4,925)	-
Other investing, net	(792)	974	3,047	-	3,229

Net cash used in investing activities	(41,860)	(3,659)	(25,828)	17,353	(53,994)

Financing activities
Payments on debt	(275,796)	-	-	-	(275,796)
Issuance of common stock	166,372	-	-	-	166,372
Prepaid debt fees	(3,936)	-	-	-	(3,936)
Current intercompany notes, net	2,441	-	19,837	(22,278)	-
Long-term intercompany notes payable, net	(4,635)	-	(290)	4,925	-
Other financing, net	-	-	(761)	-	(761)

Net cash provided by (used in) financing activities	(115,554)	-	18,786	(17,353)	(114,121)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	4,831	-	4,831

Increase (decrease) in cash and cash equivalents	(53,959)	139	31,323	-	(22,497)
Cash and cash equivalents at beginning of period	67,404	3,180	73,806	-	144,390
Cash transferred from guarantor to parent	2,940	(2,940)	-	-	-

Cash and cash equivalents at end of period	$16,385	$379	$105,129	$-	$121,893

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$4,287	$-	$(568)	$-	$3,719
Exchange of debt for common stock	120,984	-	-	-	120,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$559	$-	$31,161	$-	$31,720
Interest, net of amounts capitalized	54,157	115	231	-	54,503

Consolidating Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$19,811	$(543)	$(56,751)	$57,294	$19,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,276	2,181	130,216	-	173,673
Stock-based compensation	16,582	-	-	-	16,582
Amortization of prepaid debt fees	8,917	-	-	-	8,917
Amortization of convertible debt discount	13,442		-	-	13,442
Deferred income taxes, net	(140)	7,949	(51,126)	-	(43,317)
Equity in losses of guarantor and non-guarantor subsidiaries, net	56,418	876	-	(57,294)	-
Other adjustments, net	(131)	113	(2,159)	-	(2,177)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,450	(717)	14,131	-	19,864
Inventories	(2,804)	(692)	8,410	-	4,914
Accounts payables, other current liabilities, and taxes payable	7,407	3,810	(17,766)	-	(6,549)
Wages and benefits payable	7,852	222	(366)	-	7,708
Unearned revenue	2,723	2	1,211	-	3,936
Warranty	1,194	330	(3,766)	-	(2,242)
Intercompany transactions, net	(225)	2,645	(2,420)	-	-
Other operating, net	(6,220)	(44,659)	29,463	-	(21,416)

Net cash provided by (used in) operating activities	172,552	(28,483)	49,077	-	193,146

Investing activities
Acquisitions of property, plant, and equipment	(31,625)	(5,763)	(26,042)	-	(63,430)
Business acquisitions & contingent consideration, net of cash equivalents acquired	(6,897)	-	-	-	(6,897)
Cash transferred to parent	-	7,806	-	(7,806)	-
Cash transferred to guarantor subsidiaries	1,938	-	7,806	(9,744)	-
Cash transferred to non-guarantor subsidiaries	908	-	-	(908)	-
Current intercompany notes, net	(5,352)	3,282	6,302	(4,232)	-
Other investing, net	(21,159)	36,936	(12,525)	-	3,252

Net cash provided by (used in) investing activities	(62,187)	42,261	(24,459)	(22,690)	(67,075)

Financing activities
Payments on debt	(388,371)	-	-	-	(388,371)
Issuance of common stock	324,494	-	-	-	324,494
Prepaid debt fees	(214)	-	-	-	(214)
Cash received from parent	-	(1,938)	(908)	2,846	-
Cash received from guarantor subsidiaries	(7,806)	-	-	7,806	-
Cash received from non-guarantor subsidiaries	-	(7,806)	-	7,806	-
Intercompany notes payable	284	(2,518)	(1,998)	4,232	-
Other financing, net	715	-	-	-	715

Net cash used in financing activities	(70,898)	(12,262)	(2,906)	22,690	(63,376)

Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(10,293)	-	(10,293)

Increase in cash and cash equivalents	39,467	1,516	11,419	-	52,402
Cash and cash equivalents at beginning of period	27,937	1,664	62,387	-	91,988

Cash and cash equivalents at end of period	$67,404	$3,180	$73,806	$-	$144,390

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$19	$-	$2,777	$-	$2,796
Exchange of debt for common stock	29	-	-	-	29
Contingent consideration payable for previous acquisitions	1,295	-	-	-	1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$77	$-	$26,300	$-	$26,377
Interest, net of amounts capitalized	71,842	3	459	-	72,304

Note 17: Quarterly Results (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter	Year
	(in thousands, except per common share and stock price data)
2010
Statement of operations data:
Revenues	$497,623	$567,339	$573,651	$620,658	$2,259,271
Gross profit	157,064	174,056	181,763	185,356	698,239
Net income	25,250	25,311	27,639	26,570	104,770

Basic earnings per common share	$0.63	$0.63	$0.68	$0.66	$2.60
Diluted earnings per common share	$0.62	$0.61	$0.68	$0.65	$2.56

Stock Price:
High	$75.96	$81.95	$66.87	$67.58	$81.95
Low	$59.12	$61.60	$52.05	$52.03	$52.03

2009
Statement of operations data:
Revenues	$388,518	$413,748	$408,358	$476,823	$1,687,447
Gross profit	129,584	133,109	129,479	145,284	537,456
Net income (loss)	(19,729)	15,289	(2,962)	5,153	(2,249)

Basic earnings per common share	$(0.55)	$0.40	$(0.07)	$0.13	$(0.06)
Diluted earnings per common share	$(0.55)	$0.40	$(0.07)	$0.13	$(0.06)

Stock Price:
High	$66.66	$62.19	$67.89	$69.49	$69.49
Low	$40.10	$42.77	$50.15	$54.92	$40.10

(1)	The financial information for the first three quarters of 2010 have been restated from that previously reported on our Quarterly Reports on Form 10-Q.

See below for restatement and correction information.

Restatement and correction

The unaudited quarterly financial information for the first three quarters of 2010 has been restated. The restatement was made primarily to defer revenue previously recognized on one contract due to a misinterpretation of an extended warranty provision. While the restatement was not deemed material to the first three quarters of 2010, we concluded that the aggregate correction of such amounts would be material to the fourth quarter of 2010.

Accordingly, the restatement impacted the consolidated financial statements in the previously filed Quarterly Reports on Form 10-Q for each of the first three quarters of 2010. While certain captions within cash provided by operating activities in the consolidated statements of cash flows were impacted by the correction, total cash provided by operating activities did not change from amounts previously reported. The consolidated statements of operations and consolidated balance sheets have been restated, as follows:

Consolidated statements of operations restatement

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2010	June 30, 2010		September 30, 2010
	(in thousands, except per common share data)
Revenues
As previously reported	$499,280	$569,460	$1,068,740	$575,968	$1,644,708
As restated	497,623	567,339	1,064,962	573,651	1,638,613

Restatement effect	$(1,657)	$(2,121)	$(3,778)	$(2,317)	$(6,095)

Cost of revenue
As previously reported	$340,385	$393,136	$733,521	$391,761	$1,125,282
As restated	340,559	393,283	733,842	391,888	1,125,730

Restatement effect	$174	$147	$321	$127	$448

Gross Profit
As previously reported	$158,895	$176,324	$335,219	$184,207	$519,426
As restated	157,064	174,056	331,120	181,763	512,883

Restatement effect	$(1,831)	$(2,268)	$(4,099)	$(2,444)	$(6,543)

Operating income
As previously reported	$33,450	$52,277	$85,727	$61,380	$147,107
As restated	31,619	50,009	81,628	58,936	140,564

Restatement effect	$(1,831)	$(2,268)	$(4,099)	$(2,444)	$(6,543)

Income before income taxes
As previously reported	$18,102	$37,998	$56,100	$43,795	$99,895
As restated	16,271	35,730	52,001	41,351	93,352

Restatement effect	$(1,831)	$(2,268)	$(4,099)	$(2,444)	$(6,543)

Income tax benefit (provision)
As previously reported	$8,685	$(11,098)	$(2,413)	$(14,687)	$(17,100)
As restated	8,979	(10,419)	(1,440)	(13,712)	(15,152)

Restatement effect	$294	$679	$973	$975	$1,948

Net income
As previously reported	$26,787	$26,900	$53,687	$29,108	$82,795
As restated	25,250	25,311	50,561	27,639	78,200

Restatement effect	$(1,537)	$(1,589)	$(3,126)	$(1,469)	$(4,595)

Earnings per common share-Basic
As previously reported	$0.67	$0.67	$1.33	$0.72	$2.05
As restated	$0.63	$0.63	$1.26	$0.68	$1.94

Restatement effect	$(0.04)	$(0.04)	$(0.07)	$(0.04)	$(0.11)

Earnings per common share-Diluted
As previously reported	$0.66	$0.65	$1.31	$0.71	$2.02
As restated	$0.62	$0.61	$1.23	$0.68	$1.91

Restatement effect	$(0.04)	$(0.04)	$(0.08)	$(0.03)	$(0.11)

Consolidated balance sheets restatement

	March 31, 2010	June 30, 2010	September 30, 2010
	(in thousands)
Accounts receivable, net
As previously reported	$333,141	$366,476	$383,814
As restated	333,030	366,240	383,431

Restatement effect	$(111)	$(236)	$(383)

Deferred tax assets noncurrent, net
As previously reported	$86,728	$67,684	$49,612
As restated	87,022	68,657	51,560

Restatement effect	$294	$973	$1,948

Long-term warranty
As previously reported	$12,389	$22,953	$24,993
As restated	12,563	23,274	25,441

Restatement effect	$174	$321	$448

Other long-term obligations
As previously reported	$71,904	$67,908	$68,417
As restated	73,462	71,478	74,167

Restatement effect	$1,558	$3,570	$5,750

Accumulated other comprehensive loss, net
As previously reported	$(15,283)	$(116,019)	$(1,688)
As restated	(15,295)	(116,047)	(1,726)

Restatement effect	$(12)	$(28)	$(38)

Retained earnings
As previously reported	$57,037	$83,937	$113,045
As restated	55,500	80,811	108,450

Restatement effect	$(1,537)	$(3,126)	$(4,595)

Note 18:    Subsequent Events

On January 20, 2011, we increased our $240 million multicurrency revolving line of credit to $315 million as approved by the participating lenders, the issuing agents, the swingline lender, and the administrative agent and as permitted by section 2.19 of Amendment No. 1 of our Credit Facility dated April 24, 2009. There were no other changes to the credit facility. The expanded multicurrency revolving line of credit will provide us with increased flexibility and liquidity for general corporate purposes.

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by 11 cents. We intend to vigorously defend our interests.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2010, or in any period subsequent to such date, through the date of this report.

ITEM 9A:	CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)	Internal Control Over Financial Reporting.

(a)

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)

Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2010. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 24, 2011

ITEM 9B:	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011 (the 2011 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2011 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2011 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference. Our code of ethics can be accessed on our website, at www.itron.com under the investor relations section.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2011, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled “Corporate Governance” appearing in the 2011 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

ITEM 11:	EXECUTIVE COMPENSATION

The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2011 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the 2011 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled “Compensation Committee Report” appearing in the 2011 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Equity Compensation Plan Information” appearing in the 2011 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2011 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled “Corporate Governance” appearing in the 2011 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.

The section entitled “Corporate Governance” appearing in the 2011 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2011 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:

The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

2.1	Stock purchase agreement between the stockholders of Actaris Metering Systems SA, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

2.2	Amendment No. 1 to Stock Purchase Agreement between the stockholders of Actaris Metering Systems SA, LBO France Gestion SAS and Itron, Inc. (Filed as Exhibit 2.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003 - File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

4.1	Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated December 11, 2002. (Filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 16, 2002 - File No. 0-22418)

4.2	Amendment To Rights Agreement (originally dated December 11, 2002) between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated September 22, 2010 (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on September 22, 2010 - File No. 0-22418)

4.3	Indenture relating to Itron, Inc.’s 2.50% convertible senior subordinated notes due 2026, dated August 4, 2006. (Filed as Exhibit 4.16 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2006 - File No. 0-22418)

4.4	Credit Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and UBS Securities LLC, Wells Fargo Bank, National Association and Mizuho Corporate Bank, Ltd. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

4.5	Security Agreement dated April 18, 2007, among Itron, Inc. and the subsidiary guarantors and Wells Fargo Bank, National Association as Collateral Agent. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 24, 2007 - File No. 0-22418)

4.6	Amendment No. 1 dated April 24, 2009 to the Credit Agreement dated April 18, 2007 among Itron, Inc. and the subsidiary guarantors, the lenders, and issuing banks, and Wells Fargo Bank, National Association (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 27, 2009 - File No. 0-22418)

4.7	Amendment No. 2 dated February 12, 2010 to the Credit Agreement dated April 18, 2007 among Itron, Inc. and the subsidiary guarantors, and the lenders. (Filed as Exhibit 4.6 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2010 - File No. 0-22418)

10.1	Form of Change in Control Severance Agreement for Executive Officers. * (Filed as Exhibit 10.7 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change in Control Severance Agreements with Itron, Inc. * (attached hereto)

Exhibit Number	Description of Exhibits

10.3	First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier.* (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.4	Employee Agreement between Actaris Management Services S.A. and Marcel Regnier.* (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.5	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers.* (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000 - File No. 0-22418)

10.6	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. * (attached hereto)

10.7	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on March 26, 2007 - File No. 0-22418)

10.8	2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

10.9	Executive Management Incentive Plan.* (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

10.10	Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.11	Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.12	Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.13	Form of Restricted Stock Unit Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.14	Form of Restricted Stock Unit Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.15	Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.3 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.16	Form of Restricted Stock Unit Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.4 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.17	Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan.* (Filed as Exhibit 10.5 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.18	Form of Long Term Performance Restricted Stock Unit (RSU) Award Notice and Agreement for U.S. Participants for use in connection with the Company’s 2010 Stock Incentive Plan.* (attached hereto)

10.19	Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan.* (attached hereto)

Exhibit Number	Description of Exhibits

10.20	Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan.* (attached hereto)

10.21	Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan.* (attached hereto)

10.22	Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan.* (attached hereto)

10.23	Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s 2010 Stock Incentive Plan.* (Filed as Exhibit 10.6 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 5, 2010 - File No. 0-22418)

10.24	Executive Deferred Compensation Plan.* (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on form 10-K, Filed on February 26, 2009 - File No. 0-22418)

10.25	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.26	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

12.1	Statement re Computation of Ratios. (attached hereto)

21.1	Subsidiaries of Itron, Inc. (attached hereto)

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm. (attached hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (attached hereto)

101.INS**	XBRL Instance Document. (attached hereto)

101.SCH**	XBRL Taxonomy Extension Schema. (attached hereto)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. (attached hereto)

101.LAB**	XBRL Taxonomy Extension Label Linkbase. (attached hereto)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. (attached hereto)

*	Management contract or compensatory plan or arrangement.

**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 24th day of February, 2011.

ITRON, INC.

By:	/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2011.

Signature	Title

/s/ MALCOLM UNSWORTH Malcolm Unsworth	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ STEVEN M. HELMBRECHT Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL B. BRACY Michael B. Bracy	Director

/s/ KIRBY A. DYESS Kirby A. Dyess	Director

/s/ JON E. ELIASSEN Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR. Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE Thomas S. Glanville	Director

/s/ SHARON L. NELSON Sharon L. Nelson	Director

/s/ GARY E. PRUITT Gary E. Pruitt	Director

/s/ GRAHAM M. WILSON Graham M. Wilson	Director

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Other adjustments	Additions charged to costs and expenses	Balance at end of period Noncurrent
	(in thousands)

Year ended December 31, 2010:
Deferred tax assets valuation allowance	$22,425	$(1,020)	$3,195	$24,600

Year ended December 31, 2009:
Deferred tax assets valuation allowance	$16,219	$(347)	$6,553	$22,425