Form 10-Q
period 2011-03-31
ITRON INC /WA/
filed 2011-05-04
CIK 780571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011 there were outstanding 40,597,157 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

ITRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
		(restated)
	(in thousands, except per share data)
Revenues	$563,691	$497,623
Cost of revenues	379,581	340,559

Gross profit	184,110	157,064

Operating expenses
Sales and marketing	44,648	41,537
Product development	40,445	33,040
General and administrative	33,331	33,057
Amortization of intangible assets	15,597	17,811

Total operating expenses	134,021	125,445

Operating income	50,089	31,619
Other income (expense)
Interest income	308	167
Interest expense	(12,114)	(14,923)
Other income (expense), net	(1,596)	(592)

Total other income (expense)	(13,402)	(15,348)

Income before income taxes	36,687	16,271
Income tax (provision) benefit	(9,567)	8,979

Net income	$27,120	$25,250

Earnings per common share-Basic	$0.67	$0.63

Earnings per common share-Diluted	$0.66	$0.62

Weighted average common shares outstanding-Basic	40,546	40,191
Weighted average common shares outstanding-Diluted	41,045	40,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,412	$169,477
Accounts receivable, net	361,991	371,662
Inventories	248,358	208,157
Deferred tax assets current, net	55,233	55,351
Other current assets	92,721	77,570

Total current assets	891,715	882,217

Property, plant, and equipment, net	296,008	299,242
Prepaid debt fees	3,617	4,483
Deferred tax assets noncurrent, net	16,632	35,050
Other noncurrent assets	42,516	23,759
Intangible assets, net	304,776	291,670
Goodwill	1,294,452	1,209,376

Total assets	$2,849,716	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$252,592	$241,949
Other current liabilities	44,848	49,243
Wages and benefits payable	85,829	110,479
Taxes payable	29,222	19,725
Current portion of debt	231,682	228,721
Current portion of warranty	26,260	24,912
Unearned revenue	42,939	28,258
Deferred tax liabilities current, net	447	447

Total current liabilities	713,819	703,734

Long-term debt	341,563	382,220
Long-term warranty	32,903	26,371
Pension plan benefit liability	66,865	61,450
Deferred tax liabilities noncurrent, net	54,575	54,412
Other long-term obligations	85,073	89,315

Total liabilities	1,294,798	1,317,502

Commitments and contingencies

Shareholders’ equity
Preferred stock	-	-
Common stock	1,334,165	1,328,249
Accumulated other comprehensive income (loss), net	58,613	(34,974)
Retained earnings	162,140	135,020

Total shareholders’ equity	1,554,918	1,428,295

Total liabilities and shareholders’ equity	$2,849,716	$2,745,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
		(restated)
	(in thousands)
Operating activities
Net income	$27,120	$25,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,531	33,277
Stock-based compensation	4,975	4,576
Amortization of prepaid debt fees	1,305	1,252
Amortization of convertible debt discount	2,643	2,456
Deferred taxes, net	7,569	(14,103)
Other adjustments, net	(1,994)	3,538
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	24,545	(6,167)
Inventories	(34,074)	(27,753)
Accounts payables, other current liabilities, and taxes payable	11,311	30,775
Wages and benefits payable	(29,383)	10,261
Unearned revenue	15,693	12,615
Warranty	6,445	465
Other operating, net	(31,673)	(10,663)

Net cash provided by operating activities	36,013	65,779

Investing activities
Acquisitions of property, plant, and equipment	(11,250)	(16,151)
Business acquisition, net of cash equivalents acquired	(14,829)	-
Other investing, net	305	3,102

Net cash used in investing activities	(25,774)	(13,049)

Financing activities
Payments on debt	(52,919)	(52,837)
Issuance of common stock	1,142	4,542
Prepaid debt fees	(388)	-
Other financing, net	(201)	(96)

Net cash used in financing activities	(52,366)	(48,391)

Effect of foreign exchange rate changes on cash and cash equivalents	6,062	(2,814)

Increase (decrease) in cash and cash equivalents	(36,065)	1,525
Cash and cash equivalents at beginning of period	169,477	121,893

Cash and cash equivalents at end of period	$133,412	$123,418

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(2,139)	$3,471
Fair value of contingent and deferred consideration payable for business acquisition	5,108	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,680	$2,996
Interest, net of amounts capitalized	9,495	12,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2010 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation

We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Variable interest entities of which we are the primary beneficiary are consolidated. At March 31, 2011, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

Business Acquisition

On January 10, 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider, located in France. The acquisition consisted of cash consideration. The acquisition was immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

Cash and Cash Equivalents

We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. We record an allowance for doubtful accounts representing our estimate of the probable losses in accounts receivables at the date of the balance sheet based on our historical experience of bad debts and our specific review of outstanding receivables. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at March 31, 2011 and December 31, 2010. Gains and losses from asset disposals and impairment losses are classified within the statement of operations according to the use of the asset.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

We primarily enter into two types of multiple deliverable arrangements, which include a combination of hardware and associated software and services:

•	Arrangements that do not include the deployment of our smart metering systems and technology are recognized as follows:

¡	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

¡

If implementation services are essential to the functionality of the associated software, software and implementation revenues are recognized using either the percentage-of-completion methodology of contract accounting if project costs can be estimated, or the completed contract methodology if project costs cannot be reliably estimated.

•	Arrangements to deploy our smart metering systems and technology are recognized as follows:

¡	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

¡

Revenue from associated software and services is recognized using the units-of-delivery method of contract accounting, as the software is essential to the functionality of the related hardware and the implementation services are essential to the functionality of the associated software. This methodology often results in the deferral of costs and revenues as professional services and software implementation typically commence prior to deployment of hardware.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $60.0 million and $42.8 million at March 31, 2011 and December 31, 2010 related primarily to professional services and software associated with our smart metering contracts, extended warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $11.6 million and $10.0 million at March 31, 2011 and December 31, 2010 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions in which we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Restatement

The unaudited quarterly financial information for the first three quarters of 2010 was restated in the fourth quarter of 2010. The restatement was made primarily to defer revenue previously recognized on one contract due to a misinterpretation of an extended warranty provision. While the restatement was not deemed material to the first three quarters of 2010, we concluded that the aggregate correction of such amounts would be material to the fourth quarter of 2010. Accordingly, although not material to our financial statements for the first quarter of 2010, the results of operations and cash flows for the three months ended March 31, 2010 have been restated, as well as certain balance sheet components as of March 31, 2010. The consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flows have been restated, as follows:

Consolidated statement of operations restatement

	Three Months Ended March 31, 2010
	As previously reported	As restated
	(in thousands, except per share data)
Revenues	$499,280	$497,623
Cost of revenues	340,385	340,559
Gross profit	158,895	157,064
Operating income	33,450	31,619

Income before income taxes	18,102	16,271
Income tax benefit	8,685	8,979
Net income	26,787	25,250

Earnings per common share-Basic	$0.67	$0.63
Earnings per common share-Diluted	$0.66	$0.62
Consolidated balance sheet restatement
	March 31, 2010
	As previously reported	As restated
	(in thousands)
Accounts receivable, net	$333,141	$333,030
Deferred tax assets noncurrent, net	86,728	87,022
Long-term warranty	12,389	12,563
Other long-term obligations	71,904	73,462
Accumulated other comprehensive loss, net	(15,283)	(15,295)
Retained earnings	57,037	55,500
Consolidated statement of cash flow restatement
	Three Months Ended March 31, 2010
	As previously reported	As restated
	(in thousands)
Operating activities
Net income	$26,787	$25,250
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes, net	(13,809)	(14,103)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,266)	(6,167)
Unearned revenue	11,057	12,615
Warranty	291	465

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net income available to common shareholders	$27,120	$25,250

Weighted average common shares outstanding-Basic	40,546	40,191
Dilutive effect of convertible notes	-	130
Dilutive effect of stock-based awards	499	541

Weighted average common shares outstanding-Diluted	41,045	40,862

Earnings per common share-Basic	$0.67	$0.63

Earnings per common share-Diluted	$0.66	$0.62

Convertible Notes

We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three months ended March 31, 2011 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted EPS. The average price of our common stock for the three months ended March 31, 2010 exceeded the conversion price of $65.16 and, therefore, approximately 130,000 shares have been included in the diluted EPS calculation.

Stock-based Awards

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 657,000 and 463,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2011 and 2010, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock

We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at March 31, 2011 and December 31, 2010.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net

	At March 31, 2011	At December 31, 2010
	(in thousands)
Trade receivables (net of allowance of $9,031 and $9,045)	$323,575	$328,811
Unbilled receivables	38,416	42,851

Total accounts receivable, net	$361,991	$371,662

At March 31, 2011 and December 31, 2010, $7.8 million and $12.5 million were billed but not yet paid by customers in accordance with long-term contract retainage provisions. These retainage amounts within trade receivables are expected to be collected within the next 12 months.

A summary of the allowance for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance	$9,045	$6,339
Release of doubtful accounts, net	(346)	(80)
Accounts written-off	(47)	(130)
Effects of change in exchange rates	379	(259)

Ending balance	$9,031	$5,870

Inventories

	At March 31, 2011	At December 31, 2010
	(in thousands)
Materials	$129,009	$106,021
Work in process	22,595	18,389
Finished goods	96,754	83,747

Total inventories	$248,358	$208,157

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $16.6 million and $17.6 million at March 31, 2011 and December 31, 2010, respectively.

Property, plant, and equipment, net

	At March 31, 2011	At December 31, 2010
	(in thousands)
Machinery and equipment	$278,003	$265,113
Computers and purchased software	67,234	63,077
Buildings, furniture, and improvements	150,802	146,661
Land	32,845	35,968
Construction in progress, including purchased equipment	16,935	20,531

Total cost	545,819	531,350
Accumulated depreciation	(249,811)	(232,108)

Property, plant, and equipment, net	$296,008	$299,242

Depreciation expense was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Depreciation expense	$15,934	$15,500

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	At March 31, 2011			At December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$403,004	$(291,317)	$111,687	$378,705	$(274,198)	$104,507
Customer contracts and relationships	302,572	(123,376)	179,196	282,997	(110,539)	172,458
Trademarks and trade names	76,349	(62,614)	13,735	73,194	(59,235)	13,959
Other	24,610	(24,452)	158	24,256	(23,510)	746

Total intangible assets	$806,535	$(501,759)	$304,776	$759,152	$(467,482)	$291,670

A summary of the intangible asset account activity is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance, intangible assets, gross	$759,152	$806,256
Intangible assets acquired	10,297	-
Effect of change in exchange rates	37,086	(35,404)

Ending balance, intangible assets, gross	$806,535	$770,852

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2011 (amount remaining at March 31, 2011)	$47,844
2012	49,550
2013	40,862
2014	33,600
2015	27,593
Beyond 2015	105,327

Total intangible assets, net	$304,776

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at March 31, 2011 and 2010:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	257	(71,727)	(71,470)

Goodwill balance at March 31, 2010	$197,772	$1,036,357	$1,234,129

Goodwill balance at January 1, 2011	$198,048	$1,011,328	$1,209,376
Goodwill acquired	-	10,083	10,083
Effect of change in exchange rates	329	74,664	74,993

Goodwill balance at March 31, 2011	$198,377	$1,096,075	$1,294,452

Note 6:    Debt

The components of our borrowings are as follows:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Term loans
USD denominated term loan	$202,129	$218,642
EUR denominated term loan	150,205	174,031
Convertible senior subordinated notes	220,911	218,268

Total debt	573,245	610,941

Current portion of long-term debt	(231,682)	(228,721)

Long-term debt	$341,563	$382,220

Credit Facility

Our credit facility is dated April 18, 2007 and includes two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at March 31, 2011 and December 31, 2010 was €106.6 million and €132.4 million, respectively. Interest rates on the credit facility are based on the respective borrowing’s denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association’s prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at March 31, 2011. Our interest rates were 3.77% for the U.S. dollar denominated and 4.52% for the euro denominated term loans at March 31, 2011. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. Maturities of the term loans and the multicurrency revolving line of credit are in April 2014 and 2013, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

The credit facility includes a multicurrency revolving line of credit, which was increased from $240 million to $315 million on January 20, 2011. The increase was completed under the terms of the February 10, 2010 amendment. Prepaid debt fees of $388,000 were capitalized associated with the increase in the credit line. There were no other changes to the credit facility.

At March 31, 2011, there were no borrowings outstanding under the revolving line of credit, and $59.7 million was utilized by outstanding standby letters of credit, resulting in $255.3 million being available for additional borrowings.

We repaid $52.9 million and $52.8 million of the term loans during the three months ended March 31, 2011 and 2010, respectively. These term loan repayments were made with cash flows from operations and cash on hand. We were in compliance with the debt covenants under the credit facility at March 31, 2011.

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

The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at March 31, 2011 was $56.44 per share.

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

The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by one U.S. subsidiary, which is 100% owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at March 31, 2011.

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

Our convertible notes are separated between the liability and equity components using our estimated non-convertible debt borrowing rate at the time our convertible notes were issued, which was determined to be 7.38%. This rate also reflects the effective interest rate on the liability component. The carrying amounts of the debt and equity components are as follows:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Face value of convertible notes	$223,604	$223,604
Unamortized discount	(2,693)	(5,336)

Net carrying amount of debt component	$220,911	$218,268

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Contractual interest coupon	$1,398	$1,398
Amortization of the discount on the liability component	2,643	2,456

Total interest expense on convertible notes	$4,041	$3,854

As of March 31, 2011, the remaining discount on the liability component will be amortized over the next three months due to the combination of put, call, and conversion options that are part of the terms of the convertible note agreement.

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by FASB Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at March 31, 2011 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at March 31, 2011. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at March 31, 2011 and December 31, 2010 are as follows:

		Fair Value
	Balance Sheet Location	At March 31, 2011	At December 31, 2010
Asset Derivatives		(in thousands)
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$61	$63

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20

Interest rate swap contracts	Other current liabilities	$(4,082)	$(5,845)

Interest rate swap contracts	Other long-term obligations	(414)	(975)

Euro denominated term loan *	Current portion of debt	(4,720)	(4,402)

Euro denominated term loan *	Long-term debt	(145,485)	(169,629)

Total derivatives designated as hedging instruments under ASC 815-20		$(154,701)	$(180,851)

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$(120)	$(457)

Total liability derivatives		$(154,821)	$(181,308)

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

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2011	2010
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(10,034)	$(30,300)
Unrealized gain (loss) on derivative instruments	60	(2,025)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	(7,810)	11,444
Realized (gains) losses reclassified into net income (loss)	1,442	2,202

Net unrealized loss on hedging instruments at March 31,	$(16,342)	$(18,679)

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

At March 31, 2011 and December 31, 2010, our U.S. dollar term loan had a balance of $202.1 million and $218.6 million, respectively. The cash flow hedges have been and are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $945,000, which was based on the Reuters U.S. dollar swap yield curve as of March 31, 2011.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $136.1 million (€96.6 million) and $147.7 million (€112.4 million) as of March 31, 2011 and December 31, 2010, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $2.9 million (€2.1 million), which was based on the Reuters euro swap yield curve as of March 31, 2011.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2011	2010		2011	2010		2011	2010
	(in thousands)			(in thousands)			(in thousands)
Three months ended March 31,

Interest rate swap contracts	$(2,328)	$(3,283)	Interest expense	$(2,383)	$(3,572)	Interest expense	$(49)	$(60)

Net Investment Hedge

We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $150.2 million (€106.6 million) and $174.0 million (€132.4 million) as of March 31, 2011 and December 31, 2010, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three months ended March 31are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$(12,580)	$18,555
Net of tax	$(7,810)	$11,444

Derivatives Not Designated as Hedging Relationships

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 113 contracts were entered into during the three months ended March 31, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange option and forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Foreign exchange option and forward contracts	$(2,082)	$(269)

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

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Plan assets in other long term assets	$(458)	$(412)
Current portion of pension plan liability in wages and benefits payable	2,835	2,656
Long-term portion of pension plan liability	66,865	61,450

Net pension plan benefit liability	$69,242	$63,694

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $354,000 and $5,000 to the defined benefit pension plans for the three months ended March 31, 2011 and 2010, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2011, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 to our defined benefit pension plans. We contributed $519,000 to the defined benefit pension plans for the year ended December 31, 2010.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Service cost	$617	$525
Interest cost	917	906
Expected return on plan assets	(80)	(77)
Amortization of actuarial net loss (gain)	14	(7)
Amortization of unrecognized prior service costs	18	-

Net periodic benefit cost	$1,486	$1,347

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the vesting requirement period. For the three months ended March 31, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock options	$1,033	$1,343
Restricted stock units	3,551	2,941
Unrestricted stock awards	175	175
ESPP	216	117

Total stock-based compensation	$4,975	$4,576

Related tax benefit	$1,402	$1,408

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

The fair value of stock options and ESPP awards issued were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended March 31,
	2011	2010
Dividend yield	-	-
Expected volatility	46.6%	48.7%
Risk-free interest rate	2.0%	2.3%
Expected life (years)	4.85	4.61

	ESPP
	Three Months Ended March 31,
	2011	2010
Dividend yield	-	-
Expected volatility	35.5%	29.2%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.25	0.25

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2011, 2,173,742 shares were available for issuance under the Stock Incentive Plan.

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

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(75)	52.05		$1,357
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2010	1,175	$53.55	6.16	$29,112

Exercisable and expected to vest, March 31, 2010	1,159	$53.32	6.12	$28,952

Exercisable, March 31, 2010	930	$47.52	5.56	$27,404

Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	78	56.64			$23.93
Exercised	(18)	19.46		$737
Forfeited	-	-
Expired	(1)	7.00

Outstanding, March 31, 2011	1,161	$55.89	5.70	$10,774

Exercisable and expected to vest, March 31, 2011	1,151	$55.86	5.67	$10,774

Exercisable, March 31, 2011	988	$53.58	5.18	$10,774

(1)

The aggregate intrinsic value of outstanding stock options represents amounts that would have been received by the optionees had all in- the-money options been exercised on that date. Specifically, it is the amount by which the market value of Itron’s stock exceeded the exercise price of the outstanding in-the-money options before applicable income taxes, based on our closing stock price on the last business day of the period. The aggregate intrinsic value of stock options exercised during the period is calculated based on our stock price at the date of exercise.

As of March 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.9 million, which is expected to be recognized over a weighted average period of approximately 13 months.

Restricted Stock Units

Certain employees and senior management receive restricted stock units as a component of their total compensation. The fair value of a restricted stock unit is the market close price of our common stock on the date of grant. Restricted stock units generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

Subsequent to vesting, the restricted stock units are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employees upon vesting of the restricted stock units.

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or the participant’s retirement eligible date. For performance awards granted in 2011, the maximum restricted stock units that may become eligible for vesting is 151,000 with a grant date fair value of $56.75.

The following table summarizes restricted stock unit activity for the three months ended March 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2010	326
Granted(2)	188	$61.55
Released	(18)		$1,125
Forfeited	(7)

Outstanding, March 31, 2010	489

Outstanding, January 1, 2011	588
Granted(2)	253	$56.67
Released	(127)		$8,857
Forfeited	(2)

Outstanding, March 31, 2011	712

Expected to vest, March 31, 2011	608		$34,293

(1)

The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units do not include the 2011 awards under the Performance Awards Agreement, which are not eligible for vesting as of March 31, 2011.

At March 31, 2011, unrecognized compensation expense was $29.7 million, which is expected to be recognized over a weighted average period of approximately 29 months.

Unrestricted Stock Awards

We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2011	2010
Shares of unrestricted stock issued	3,177	2,574

Weighted average grant date fair value	$55.03	$67.80

Employee Stock Purchase Plan

Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2011	2010
Shares of stock sold to employees(1)	17,058	12,350

Weighted average fair value per ESPP award(2)	$8.47	$10.89

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.
(2)	Relating to awards associated with the offering period during the three months ended March 31.

The fair value of ESPP awards is estimated using the Black-Scholes option-pricing model. At March 31, 2011, all compensation cost associated with the ESPP had been recognized. There were approximately 179,000 shares of common stock available for future issuance under the ESPP at March 31, 2011.

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

For the three months ended March 31, 2011, we had a tax provision of 26%, based on a percentage of income before tax, as compared with a tax benefit of 55% for the same period in 2010.

Our tax provision in 2011 is lower than the federal statutory rate due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Sections 338 with respect to a foreign acquisition in 2007.

Our tax benefit in 2010 was the result of certain interest expense deductions and the election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007, as well as the estimated mix of earnings in different tax jurisdictions. The 2010 tax benefit also reflects the receipt of a clean energy manufacturing tax credit awarded as part of the American Recovery and Reinvestment Act and a benefit related to the reduction of tax reserves for certain foreign subsidiaries.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net interest and penalties expense (benefit)	$(5)	$798

Accrued interest and penalties recorded are as follows:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Accrued interest	$4,368	$4,403
Accrued penalties	3,696	3,233

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$30,473	$42,175
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	30,400	30,832

At March 31, 2011, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.

We believe it reasonably possible that our unrecognized tax benefits may decrease by approximately $6.6 million within the next twelve months due to the expiration of statute of limitations, and a final ruling related to an audit.

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	At March 31, 2011	At December 31, 2010
	(in thousands)
Credit facility(1)
Multicurrency revolving line of credit	$315,000	$240,000
Standby LOC’s issued and outstanding	(59,682)	(43,540)

Net available for additional borrowings and LOC’s	$255,318	$196,460

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$58,442	$49,122
Standby LOC’s issued and outstanding	(27,027)	(21,784)
Short-term borrowings(2)	(255)	(66)

Net available for additional borrowings and LOC’s	$31,160	$27,272

Unsecured surety bonds in force	$117,803	$120,109

(1)	See Note 6 for details regarding our credit facility, which is secured.
(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

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

Legal Matters

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at March 31, 2011 were not material to our financial condition or results of operations.

In April 2010, Acoustic Technologies Incorporated (Acoustic) filed a complaint in the U.S. District Court for the District of Massachusetts against Itron alleging infringement of two patents owned by Acoustic related to the use of concentrator meters to relay information between meters and a collection point. Itron filed a Motion to Dismiss the complaint, based on the argument that Acoustic lacked standing to bring the action, and the Motion to Dismiss was granted by the Court on March 18, 2011. Acoustic has appealed the Court’s decision. The complaint seeks unspecified damages as well as injunctive relief. Itron has denied all of the allegations. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In October, 2010, Transdata Incorporated (Transdata) filed a complaint in the U.S. District Court for the Eastern District of Texas against CenterPoint Energy, one of our customers, and several other utilities alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contract with CenterPoint, we agreed to indemnify and defend CenterPoint in this lawsuit. The complaint seeks unspecified damages as well as injunctive relief. CenterPoint has denied all of the allegations. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In November, 2010, we received notice from Dialight BLP Limited (Dialight) that it had been awarded a patent by the U.S. Patent and Trademark Office and that a feature contained in one of our products could be infringing upon their patents rights. We are engaged in discussions with Dialight and believe that this issue will be resolved. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by 11 cents. We believe the facts and legal claims alleged are without merit and we intend to vigorously defend our interests.

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington, in and for Spokane County against certain officers and directors seeking damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron’s financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc.

Warranty

A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance, January 1	$51,283	$33,873
New product warranties	1,883	3,104
Other changes/adjustments to warranties	9,012	1,096
Claims activity	(4,447)	(3,746)
Effect of change in exchange rates	1,432	(800)

Ending balance, March 31	59,163	33,527
Less: current portion of warranty	26,260	20,964

Long-term warranty	$32,903	$12,563

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense associated with our segments for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Itron North America	$2,889	$2,845
Itron International	(552)	1,355

Total warranty expense	$2,337	$4,200

Warranty expense for Itron International reflects an $8.6 million recovery from a third party, associated with the settlement of product claims in Sweden in 2010, and a warranty charge of $7.7 million related to certain products in Brazil.

Extended Warranty

A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance, January 1	$14,637	$5,870
Unearned revenue for new extended warranties	2,933	1,959
Unearned revenue recognized	(377)	(370)

Ending balance, March 31	17,193	7,459
Less: current portion of unearned revenue for extended warranty	1,126	1,438

Long-term unearned revenue for extended warranty within Other long-term obligations	$16,067	$6,021

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Plan costs	$6,744	$5,086

	At March 31, 2011	At December 31, 2010
	(in thousands)
IBNR accrual	$2,267	$2,056

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

Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income (loss)	$27,120	$25,250
Foreign currency translation adjustment, net	100,447	(97,478)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	60	(2,025)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	(7,810)	11,444
Net hedging (gain) loss reclassified into net income (loss), net	1,442	2,202
Pension plan benefits liability adjustment, net	(552)	(568)

Total comprehensive income (loss)	$120,707	$(61,175)

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Foreign currency translation adjustment	$(345)	$(513)
Net unrealized gain (loss) on derivative instruments(1)	5	1,258
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	4,770	(7,111)
Net hedging (gain) loss reclassified into net income (loss)	(886)	(1,370)
Pension plan benefits liability adjustment	226	183

Total income tax (provision) benefit on other comprehensive income (loss)	$3,770	$(7,553)

(1)	Designated as cash flow hedges

Accumulated other comprehensive income (loss), net of tax, was $58.6 million at March 31, 2011 and ($35.0) million at December 31, 2010. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments

The fair values at March 31, 2011 and December 31, 2010 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$133,412	$133,412	$169,477	$169,477
Foreign exchange forwards	61	61	63	63
Liabilities
Term loans
USD denominated term loan	$202,129	$202,382	$218,642	$219,462
EUR denominated term loan	150,205	150,393	174,031	174,684
Convertible senior subordinated notes	220,911	229,614	218,268	236,461
Interest rate swaps	4,496	4,496	6,820	6,820
Foreign exchange forwards	120	120	457	457

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

Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. The carrying value is lower than the face value of the convertible notes as a result of separating the liability and equity components. The face value of the convertible notes was $223.6 million at March 31, 2011 and December 31, 2010. See Note 6 for further discussion.

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

On March 14, 2011, we announced a global reorganization in which the Company will be managed under two operating segments, Energy and Water. Management of the Company’s two new operating segments is effective immediately. Further changes to the organizational structure, operations, and financial and operational management systems will continue through the remainder of 2011. During 2011, management and external financial reporting will be based on the previous geographic operating segments, Itron North America and Itron International, until new systems and processes are deployed. Financial reporting of the Energy and Water operating segments is expected in the first quarter of 2012.

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

Segment Products

Itron North America

Standard electricity (electronic), gas, and water meters; advanced and smart electricity and water meters and communication modules; advanced and smart gas communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting, and analysis.

Itron International

Standard electricity (electromechanical and electronic), gas, and water meters; advanced electricity, gas, and water meters; advanced water communication modules; smart electricity meters and communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting/analysis, and system management.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues
Itron North America	$276,982	$241,559
Itron International	286,709	256,064

Total Company	$563,691	$497,623

Gross profit
Itron North America	$94,722	$78,159
Itron International	89,388	78,905

Total Company	$184,110	$157,064

Operating income (loss)
Itron North America	$43,793	$32,036
Itron International	16,228	10,437
Corporate unallocated	(9,932)	(10,854)

Total Company	50,089	31,619
Total other income (expense)	(13,402)	(15,348)

Income before income taxes	$36,687	$16,271

No single customer represented more than 10% of total Company or Itron International revenues for the three months ended March 31, 2011 and 2010. Three customers each accounted for more than 10% of Itron North America revenues for the three months ended March 31, 2011 and 2010.

Revenues by region were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
United States and Canada	$274,462	$239,000
Europe	202,832	195,485
Other	86,397	63,138

Total revenues	$563,691	$497,623

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Itron North America	$11,171	$11,287
Itron International	20,359	21,989
Corporate Unallocated	1	1

Total Company	$31,531	$33,277

Note 15:    Consolidating Financial Information

Our convertible notes, issued by Itron, Inc., are guaranteed by one U.S. subsidiary, which is 100% owned. The guaranty by our U.S. subsidiary is joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantor to transfer funds to the parent company.

Consolidating Statement of Operations

Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$273,565	$-	$308,290	$(18,164)	$563,691
Cost of revenues	182,277	-	215,468	(18,164)	379,581

Gross profit	91,288	-	92,822	-	184,110

Operating expenses
Sales and marketing	17,015	-	27,633	-	44,648
Product development	25,191	-	15,254	-	40,445
General and administrative	12,945	-	20,386	-	33,331
Amortization of intangible assets	3,512	-	12,085	-	15,597

Total operating expenses	58,663	-	75,358	-	134,021

Operating income	32,625	-	17,464	-	50,089
Other income (expense)
Interest income	14,845	826	276	(15,639)	308
Interest expense	(12,819)	-	(14,934)	15,639	(12,114)
Other income (expense), net	(1,167)	-	(429)	-	(1,596)

Total other income (expense)	859	826	(15,087)	-	(13,402)

Income before income taxes	33,484	826	2,377	-	36,687
Income tax (provision) benefit	(11,367)	-	1,800	-	(9,567)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	5,003	-	-	(5,003)	-

Net income	$27,120	$826	$4,177	$(5,003)	$27,120

Consolidating Statement of Operations

Three Months Ended March 31, 2010

(restated)

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$240,874	$-	$268,829	$(12,080)	$497,623
Cost of revenues	164,891	-	187,748	(12,080)	340,559

Gross profit	75,983	-	81,081	-	157,064

Operating expenses
Sales and marketing	15,567	-	25,970	-	41,537
Product development	21,178	-	11,862	-	33,040
General and administrative	13,783	-	19,274	-	33,057
Amortization of intangible assets	4,086	-	13,725	-	17,811

Total operating expenses	54,614	-	70,831	-	125,445

Operating income	21,369	-	10,250	-	31,619
Other income (expense)
Interest income	361	758	139	(1,091)	167
Interest expense	(15,582)	-	(432)	1,091	(14,923)
Other income (expense), net	(1,029)	-	437	-	(592)

Total other income (expense)	(16,250)	758	144	-	(15,348)

Income before income taxes	5,119	758	10,394	-	16,271
Income tax benefit (provision)	9,747	-	(768)	-	8,979
Equity in earnings of guarantor and non-guarantor subsidiaries, net	10,384	-	-	(10,384)	-

Net income	$25,250	$758	$9,626	$(10,384)	$25,250

Consolidating Balance Sheet

March 31, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$44,722	$-	$88,690	$-	$133,412
Accounts receivable, net	121,149	-	240,842	-	361,991
Intercompany accounts receivable	12,448	-	3,635	(16,083)	-
Inventories	117,916	-	131,281	(839)	248,358
Deferred tax assets current, net	37,992	-	17,241	-	55,233
Other current assets	21,978	-	70,743	-	92,721
Intercompany other	2,036	-	-	(2,036)	-

Total current assets	358,241	-	552,432	(18,958)	891,715

Property, plant, and equipment, net	111,981	-	184,027	-	296,008
Prepaid debt fees	3,617	-	-	-	3,617
Deferred tax assets noncurrent, net	(17,037)	-	33,669	-	16,632
Other noncurrent assets	22,216	-	20,300	-	42,516
Intangible assets, net	38,316	-	266,460	-	304,776
Goodwill	184,750	-	1,109,702	-	1,294,452
Investment in subsidiaries	300,338	-	-	(300,338)	-
Intercompany notes receivable	1,375,817	102,243	-	(1,478,060)	-

Total assets	$2,378,239	$102,243	$2,166,590	$(1,797,356)	$2,849,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,559	$-	$177,033	$-	$252,592
Other current liabilities	9,253	-	35,595	-	44,848
Intercompany accounts payable	4,104	-	11,979	(16,083)	-
Wages and benefits payable	27,125	-	58,704	-	85,829
Taxes payable	3,758	-	25,464	-	29,222
Current portion of debt	231,682	-	-	-	231,682
Current portion of warranty	8,778	-	17,482	-	26,260
Unearned revenue	28,082	-	14,857	-	42,939
Deferred tax liabilities current, net	(2,080)	-	2,527	-	447
Short-term intercompany advances	-	-	2,036	(2,036)	-

Total current liabilities	386,261	-	345,677	(18,119)	713,819
Long-term debt	341,563	-	-	-	341,563
Long-term warranty	13,282	-	19,621	-	32,903
Pension plan benefits	-	-	66,865	-	66,865
Intercompany notes payable	102,243	-	1,375,817	(1,478,060)	-
Deferred tax liabilities noncurrent, net	(45,778)	-	100,353	-	54,575
Other long-term obligations	25,750	-	59,323	-	85,073

Total liabilities	823,321	-	1,967,656	(1,496,179)	1,294,798
Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,334,165	97,377	100,227	(197,604)	1,334,165
Accumulated other comprehensive income (loss), net	58,613	(7,787)	49,166	(41,379)	58,613
Retained earnings	162,140	12,653	49,541	(62,194)	162,140

Total shareholders’ equity	1,554,918	102,243	198,934	(301,177)	1,554,918

Total liabilities and shareholders’ equity	$2,378,239	$102,243	$2,166,590	$(1,797,356)	$2,849,716

Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$19,146	$-	$150,331	$-	$169,477
Accounts receivable, net	163,758	-	207,904	-	371,662
Intercompany accounts receivable	10,106	-	3,675	(13,781)	-
Inventories	99,846	-	109,208	(897)	208,157
Deferred tax assets current, net	40,344	-	15,007	-	55,351
Other current assets	23,962	-	53,608	-	77,570
Intercompany other	1,997	-	-	(1,997)	-

Total current assets	359,159	-	539,733	(16,675)	882,217

Property, plant, and equipment, net	115,499	-	183,743	-	299,242
Prepaid debt fees	4,483	-	-	-	4,483
Deferred tax assets noncurrent, net	7,684	-	27,366	-	35,050
Other noncurrent assets	9,651	-	14,108	-	23,759
Intangible assets, net	41,828	-	249,842	-	291,670
Goodwill	184,750	-	1,024,626	-	1,209,376
Investment in subsidiaries	324,104	-	-	(324,104)	-
Intercompany notes receivable	1,283,139	101,418	-	(1,384,557)	-

Total assets	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,027	$-	$166,922	$-	$241,949
Other current liabilities	12,644	-	36,599	-	49,243
Intercompany accounts payable	3,675	-	10,106	(13,781)	-
Wages and benefits payable	54,804	-	55,675	-	110,479
Taxes payable	3,368	-	16,357	-	19,725
Current portion of debt	228,721	-	-	-	228,721
Current portion of warranty	8,813	-	16,099	-	24,912
Unearned revenue	21,926	-	6,332	-	28,258
Deferred tax liabilities current, net	(421)	-	868	-	447
Short-term intercompany advances	-	-	1,997	(1,997)	-

Total current liabilities	408,557	-	310,955	(15,778)	703,734
Long-term debt	382,220	-	-	-	382,220
Long-term warranty	13,721	-	12,650	-	26,371
Pension plan benefit liability	-	-	61,450	-	61,450
Intercompany notes payable	101,418	-	1,283,139	(1,384,557)	-
Deferred tax liabilities noncurrent, net	(38,400)	-	92,812	-	54,412
Other long-term obligations	34,486	-	54,829	-	89,315

Total liabilities	902,002	-	1,815,835	(1,400,335)	1,317,502

Shareholders’ equity
Preferred stock	-	-	-	-	-
Common stock	1,328,249	97,377	136,441	(233,818)	1,328,249
Accumulated other comprehensive income (loss), net	(34,974)	(7,786)	41,778	(33,992)	(34,974)
Retained earnings	135,020	11,827	45,364	(57,191)	135,020

Total shareholders’ equity	1,428,295	101,418	223,583	(325,001)	1,428,295

Total liabilities and shareholders’ equity	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities
Net income	$27,120	$826	$4,177	$(5,003)	$27,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,147	-	20,384	-	31,531
Stock-based compensation	4,975	-	-	-	4,975
Amortization of prepaid debt fees	1,305	-	-	-	1,305
Amortization of convertible debt discount	2,643	-	-	-	2,643
Deferred taxes, net	12,048	-	(4,479)	-	7,569
Equity in earnings of guarantor and non-guarantor subsidiaries, net	(5,003)	-	-	5,003	-
Other adjustments, net	(212)	-	(1,782)	-	(1,994)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	42,609	-	(18,064)	-	24,545
Inventories	(18,128)	-	(15,946)	-	(34,074)
Accounts payables, other current liabilities, and taxes payable	510	-	10,801	-	11,311
Wages and benefits payable	(27,679)	-	(1,704)	-	(29,383)
Unearned revenue	8,464	-	7,229	-	15,693
Warranty	(474)	-	6,919	-	6,445
Intercompany transactions, net	(1,913)	-	1,913	-	-
Other operating, net	(11,121)	-	(20,552)	-	(31,673)

Net cash provided by (used in) operating activities	46,291	826	(11,104)	-	36,013

Investing activities
Acquisitions of property, plant, and equipment	(5,070)	-	(6,180)	-	(11,250)
Business acquisition, net of cash equivalents acquired	-	-	(14,829)	-	(14,829)
Current intercompany notes, net	90	(825)	-	735	-
Other investing, net	35,806	(1)	(35,500)	-	305

Net cash provided by (used in) investing activities	30,826	(826)	(56,509)	735	(25,774)

Financing activities
Payments on debt	(52,919)	-	-	-	(52,919)
Issuance of common stock	1,142	-	-	-	1,142
Current intercompany notes, net	825	-	(90)	(735)	-
Prepaid debt fees	(388)	-	-	-	(388)
Other financing, net	(201)	-	-	-	(201)

Net cash used in financing activities	(51,541)	-	(90)	(735)	(52,366)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	6,062	-	6,062

Increase (decrease) in cash and cash equivalents	25,576	-	(61,641)	-	(36,065)
Cash and cash equivalents at beginning of period	19,146	-	150,331	-	169,477

Cash and cash equivalents at end of period	$44,722	$-	$88,690	$-	$133,412

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(836)	$-	$(1,303)	$-	$(2,139)
Fair value of contingent and deferred consideration payable for business acquisition	-	-	5,108	-	5,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(1,893)	$-	$4,573	$-	$2,680
Interest, net of amounts capitalized	9,443	-	52	-	9,495

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(restated)

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities
Net income	$25,250	$758	$9,626	$(10,384)	$25,250
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,251	-	22,026	-	33,277
Stock-based compensation	4,576	-	-	-	4,576
Amortization of prepaid debt fees	1,252	-	-	-	1,252
Amortization of convertible debt discount	2,456	-	-	-	2,456
Deferred income taxes, net	(9,763)	-	(4,340)	-	(14,103)
Equity in losses of guarantor and non-guarantor subsidiaries, net	(10,384)	-	-	10,384	-
Other adjustments, net	2,710	-	828	-	3,538
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,095)	-	(5,072)	-	(6,167)
Inventories	(21,346)	-	(6,407)	-	(27,753)
Accounts payables, other current liabilities, and taxes payable	16,110	-	14,665	-	30,775
Wages and benefits payable	8,343	-	1,918	-	10,261
Unearned revenue	8,857	-	3,758	-	12,615
Warranty	298	-	167	-	465
Intercompany transactions, net	1,502	-	(1,502)	-	-
Other operating, net	(1,758)	-	(8,905)	-	(10,663)

Net cash provided by operating activities	38,259	758	26,762	-	65,779

Investing activities
Acquisitions of property, plant, and equipment	(8,714)	-	(7,437)	-	(16,151)
Current intercompany notes, net	27,096	(758)	5,000	(31,338)	-
Other investing, net	4,573	-	(1,471)	-	3,102

Net cash provided by (used in) investing activities	22,955	(758)	(3,908)	(31,338)	(13,049)

Financing activities
Payments on debt	(52,837)	-	-	-	(52,837)
Issuance of common stock	4,542	-	-	-	4,542
Current intercompany notes, net	(4,242)	-	(27,096)	31,338	-
Other financing, net	-	-	(96)	-	(96)

Net cash used in financing activities	(52,537)	-	(27,192)	31,338	(48,391)
Effect of foreign exchange rate changes on cash and cash equivalents	-	-	(2,814)	-	(2,814)

Increase (decrease) in cash and cash equivalents	8,677	-	(7,152)	-	1,525
Cash and cash equivalents at beginning of period	16,385	-	105,508	-	121,893

Cash and cash equivalents at end of period	$25,062	$-	$98,356	$-	$123,418

Non-cash transactions:
Fixed assets purchased but not yet paid	$263	$-	$3,208	$-	$3,471

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6	$-	$2,990	$-	$2,996
Interest, net of amounts capitalized	12,527	-	99	-	12,626

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 25, 2011.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) reliance on certain key vendors and components, 4) competition, 5) changes in estimated liabilities for product warranties and/or litigation, 6) our dependence on customers’ acceptance of new products and their performance, 7) changes in domestic and international laws and regulations, 8) future business combinations, 9) changes in estimates for stock-based compensation and pension costs, 10) changes in foreign currency exchange rates and interest rates, 11) international business risks, 12) our own and our customers’ or suppliers’ access to and cost of capital, and 13) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

On March 14, 2011, we announced a global reorganization in which the Company will be managed under two operating segments, Energy and Water. Management of the Company’s two new operating segments is effective immediately. Further changes to the organizational structure, operations, and financial and operational management systems will continue through the remainder of 2011. During 2011, management and external financial reporting will be based on the previous geographic operating segments, Itron North America and Itron International, until new systems and processes are deployed. Financial reporting of the Energy and Water operating segments is expected in the first quarter of 2012.

Overview

Revenues for the three months ended March 31, 2011 increased 13% to $564 million, compared with the same period last year, due to increases in both Itron North America and Itron International results. Meter and communication module volumes increased 7% and gross margin was 110 basis points higher in the first quarter of 2011, compared with the same period last year. Diluted earnings per share were $0.66 for the three months ended March 31, 2011, compared with $0.62 for the same period last year. Total backlog was $1.7 billion and twelve-month backlog was $989 million at March 31, 2011.

The first quarter of 2011 included minimal discrete tax benefits, compared with the same period last year, which included approximately $11 million of discrete tax benefits related to the receipt of a clean energy manufacturing tax credit and reductions of tax reserves for certain international subsidiaries.

Term debt repayments during the three months ended March 31, 2011 were $52.9 million, bringing the total debt outstanding to $573.2 million at March 31, 2011.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2011	2010	% Change
		(restated)
	(in thousands)
Revenues	$563,691	$497,623	13%
Gross Profit	$184,110	$157,064	17%
Gross Margin	32.7%	31.6%

	Three Months Ended March 31,
	2011	2010
		(restated)
	(in thousands)
Revenues by region
United States and Canada	$274,462	$239,000
Europe	202,832	195,485
Other	86,397	63,138

Total revenues	$563,691	$497,623

Revenues

Revenues increased $66.1 million, or 13% for the three months ended March 31, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $4.2 million of the increase in revenues. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the first quarter of 2011 and 2010. Our 10 largest customers accounted for 32% of total revenues for the first quarters of both 2011 and 2010.

Gross Margins

Gross margin was 32.7% for the three months ended March 31, 2011, compared with 31.6% for the same period last year due to improved Itron North America margins. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ technology in our meters. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2011	2010
	(units in thousands)
Total meters (standard, advanced, and smart)
Itron North America
Electricity	1,520	1,450
Gas	140	100
Itron International
Electricity	1,620	1,640
Gas	940	980
Water	2,540	2,290

Total meters	6,760	6,460

Additional meter information (Total Company)
Advanced meters	900	670
Smart meters	990	810
Standalone advanced and smart communication modules	1,430	1,190

Advanced and smart meters and communication modules	3,320	2,670

Meters with other vendors’ advanced or smart communication modules	110	190

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 14: Segment Information”.

	Three Months Ended March 31,
	2011	2010	% Change
		(restated)
Segment Revenues	(in thousands)
Itron North America	$276,982	$241,559	15%
Itron International	286,709	256,064	12%

Total revenues	$563,691	$497,623	13%

	Three Months Ended March 31,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
			(restated)
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Itron North America	$94,722	34.2%	$78,159	32.4%
Itron International	89,388	31.2%	78,905	30.8%

Total gross profit and margin	$184,110	32.7%	$157,064	31.6%

	Three Months Ended March 31,
	2011		2010
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
			(restated)
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Itron North America	$43,793	16%	$32,036	13%
Itron International	16,228	6%	10,437	4%
Corporate unallocated	(9,932)		(10,854)

Total Company	$50,089	9%	$31,619	6%

Itron North America: Revenues increased $35.4 million, or 15%, for the three months ended March 31, 2011, compared with the same period last year. The increase in revenues was primarily due to our OpenWay products and services with OpenWay meter and communication module volumes increasing 17%, compared with the same period last year. OpenWay products and services accounted for 48% of operating segment revenues for the three months ended March 31, 2011, compared with 44% for the same period last year. Non-OpenWay product and service revenues increased 8% for the three months ended March 31, 2011, compared with the same period last year.

Gross margin increased to 34.2% for the three months ended March 31, 2011, compared with gross margin of 32.4% for the same period last year, due primarily to OpenWay margins. Improved OpenWay margins were the result of manufacturing efficiencies.

Three customers each represented more than 10% of Itron North America revenues in the three months ended March 31, 2011 and 2010, respectively.

Itron North America operating expenses increased $4.8 million, or 10%, for the three months ended March 31, 2011, compared with the same period last year, primarily due to increased research and development costs for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities. These higher costs were partially offset by a scheduled decrease in amortization of intangible assets and lower general and administrative expenses. As a result of higher revenues, operating expenses as a percentage of revenues were 18% for the three months ended March 31, 2011, compared with 19% for the same period last year.

Itron International: Revenues increased $30.6 million, or 12%, for the three months ended March 31, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $3.0 million of the increase in revenues. Meter and communication module volumes increased 6% for the three months ended March 31, 2011, compared with the same period last year primarily due to increased gas and water advanced metering projects. Electricity product revenues for the first quarter of 2011 were consistent with the same time last year. Itron International experiences variability in revenues as a result of the diverse economies in which it operates and sells its products.

Itron International gross margin increased to 31.2% for the three months ended March 31, 2011, compared with gross margin of 30.8% for the same period last year. The primary driver was increased gas revenues.

•	Gas margins increased due to a favorable product mix of higher margin C&I products.

•	Water margins decreased due to higher material costs including brass.

•

Electricity margins were stable. Electricity margins were impacted favorably by an $8.6 million recovery in warranty expense from a third party in the first quarter of 2011, associated with the settlement of product claims in Sweden in 2010, and were impacted unfavorably by a warranty charge of $7.7 million related to certain products in Brazil.

Itron International business line revenues were as follows:

	Three Months Ended March 31,
	2011	2010
		(restated)
	(in thousands)
Electricity	$97,686	$95,661
Water	106,487	92,317
Gas	82,536	68,086

Itron International revenues	$286,709	$256,064

No single customer represented more than 10% of Itron International operating segment revenues in the three months ended March 31, 2011 and 2010.

Operating expenses for Itron International were $73.2 million and $68.5 million for the three months ended March 31, 2011 and 2010, or 26% and 27% of revenues for the respective periods. The $4.7 million increase was primarily due to increased research and development related to smart metering. Increases in sales, marketing, and general administrative expenses were the result of continued growth of the operating segment, which were primarily offset by a $1.6 million scheduled reduction in amortization of intangible assets.

Corporate unallocated: Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased 8% to $9.9 million in the three months ended March 31, 2011, compared with the same period last year, primarily due to expectations of lower bonus and stock compensation expense in 2011.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2011	$681	$1,747	$989
December 31, 2010	581	1,620	913
September 30, 2010	528	1,657	958
June 30, 2010	806	1,686	1,017
March 31, 2010	481	1,459	981

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Itron North America	Itron International
	(in millions)
March 31, 2011	$681	$379	$302
December 31, 2010	581	301	280
September 30, 2010	528	272	256
June 30, 2010	806	517	289
March 31, 2010	481	162	319

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received and/or contractual conditions are satisfied. For the quarter ended March 31, 2011, bookings and backlog included an OpenWay contract for $268 million with BC Hydro. For the quarter ended June 30, 2010, bookings and backlog included an OpenWay contract for $339 million with Detroit Edison.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)
Sales and marketing	$44,648	8%	$41,537	8%
Product development	40,445	7%	33,040	7%
General and administrative	33,331	6%	33,057	7%
Amortization of intangible assets	15,597	3%	17,811	3%

Total operating expenses	$134,021	24%	$125,445	25%

Operating expenses increased $8.6 million, or 7%, for the three months ended March 31, 2011, compared with the same period last year. The net increase in operating expenses was primarily due to research and development costs for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities. The impact on operating expenses from translation of foreign currencies was minimal.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Interest income	$308	$167
Interest expense	(10,809)	(13,671)
Amortization of prepaid debt fees	(1,305)	(1,252)
Other income (expense), net	(1,596)	(592)

Total other income (expense)	$(13,402)	$(15,348)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding. Total debt was $573.2 million and $610.9 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, inclusive of our interest rate swaps, 97% of our borrowings were at fixed rates. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended March 31, 2011 was similar to the same period last year, due to comparable repayments on our borrowings of $52.9 million and $52.8 million for the respective periods. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity’s functional currency and other non-operating income (expenses). Foreign currency losses, net, were $1.2 million for the first quarter of 2011, compared with a net $200,000 gain in the first quarter of 2010.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating activities	$36,013	$65,779
Investing activities	(25,774)	(13,049)
Financing activities	(52,366)	(48,391)
Effect of exchange rates on cash and cash equivalents	6,062	(2,814)

Increase (decrease) in cash and cash equivalents	$(36,065)	$1,525

Cash and cash equivalents was $133.4 million at March 31, 2011, compared with $169.5 million at December 31, 2010. The decrease was primarily due to the payment of accrued bonus and profit sharing awards of approximately $41 million and an increase in raw materials and finished goods inventory.

Operating activities

Cash provided by operating activities during the first quarter of 2011 was $29.8 million lower, compared with the same period in 2010, primarily due to the payment of accrued bonus and profit sharing expenses during the quarter and an increase in raw materials and finished goods inventory.

Investing activities

Cash used in investing activities during the first quarter of 2011 was $12.7 million higher, compared with the same period in 2010, primarily due to the Asais acquisition on January 10, 2011.

Financing activities

During the first quarter of 2011, we repaid $52.9 million in borrowings, compared with $52.8 million during the same period in 2010. Cash generated from the exercise of stock-based awards was $1.1 million for the first quarter of 2011, compared with $4.5 million during the same period in 2010.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first quarter of 2011 was an increase of $6.1 million, compared with a decrease of $2.8 million for the same period in 2010.

Non-cash transactions

A substantial portion of the $5.1 million payable for the Asais acquisition is expected to be paid within the next twelve months.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2011 and December 31, 2010 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt.

On January 20, 2011, we increased our multicurrency revolving line of credit to $315 million as approved by the participating lenders, the issuing agents, the swingline lender, and the administrative agent and as permitted by section 2.19 of Amendment No. 1 of our Credit Facility dated April 24, 2009. There were no other changes to the credit facility. The expanded multicurrency revolving line of credit will provide us with increased flexibility and liquidity for general corporate purposes. At March 31, 2011, there were no borrowings outstanding under the revolver, and $59.7 million was utilized by outstanding standby letters of credit.

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

If we are required to purchase all of the outstanding $223.6 million convertible notes as detailed above, we expect our tax payments to increase by $5 million to $10 million in 2011.

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

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2011 contributions, refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at March 31, 2011 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

Our net deferred tax assets consist primarily of tax credits and net operating loss carryforwards. The utilization of some of the net operating loss carryforwards are limited by Internal Revenue Code Section 382.

Based on current projections, which does not include the purchase of the outstanding $223.6 million convertible notes as detailed above, we expect to pay approximately $1.2 million in U.S. federal and state taxes and $19.8 million in local and foreign taxes in 2011. See Item 1: “Financial Statements Note 10: Income Taxes” for a discussion of our tax provision (benefit) and unrecognized tax benefits.

Working capital, which represents current assets less current liabilities, was $177.9 million at March 31, 2011, compared with $178.5 million at December 31, 2010.

We expect to continue to expand our operations and grow our business through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, international risks, intellectual property claims, capital market fluctuations, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10-Q.

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

Income Taxes

Our annual estimated effective tax rate requires significant judgment and is subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

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

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2011.

Bonus and Profit Sharing

We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three months ended March 31, 2011, we accrued $7.3 million for such awards, compared with $12.6 million in the same period in 2010. Awards are typically distributed in the first quarter of the following year.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair values of stock options and ESPP awards are estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock-based awards prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock-based awards, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at March 31, 2011. Including the effect of our interest rate swaps at March 31, 2011, 97% of our borrowings are at fixed rates. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2011, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at March 31, 2011.

	2011	2012	2013	2014	Total
	(in thousands)
Fixed Rate Debt
Principal: Convertible notes (1)	$223,604	$–	$–	$–	$223,604
Interest rate	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$4,538	$6,051	$6,051	$185,489	$202,129
Average interest rate	3.78%	4.30%	5.54%	6.35%

Principal: Euro term loan	$3,540	$4,720	$4,720	$137,225	$150,205
Average interest rate	4.91%	5.76%	6.46%	7.03%

Interest rate swaps on U.S. dollar term loan (2)
Average interest rate (Pay)	2.13%
Average interest rate (Receive)	0.24%
Net/Spread	(1.89%)

Interest rate swap on euro term loan (3)
Average interest rate (Pay)	6.59%	6.59%
Average interest rate (Receive)	3.35%	4.14%
Net/Spread	(3.24%)	(2.45%)

(1)

The face value of our convertible notes is $223.6 million, while the carrying value is $220.9 million. (Refer to Item 1: “Financial Statements, Note 6: Debt” for a summary of our convertible note terms and a reconciliation between the face and carrying values). Our convertible notes mature in August 2026. Due to the combination of put, call, and conversion options in the third quarter of 2011, we are amortizing the remaining $2.7 million discount on the liability component of the convertible notes to interest expense over the next three months and have reflected the principal repayment in 2011.

(2)

The interest rate swaps, expiring on June 30, 2011, are used to convert $200 million of our $202.1 million U.S. dollar denominated variable rate term loan from a floating London Interbank Offered Rate interest rate, plus the applicable margin, to a fixed interest rate, plus the applicable margin (refer to Item 1: “Financial Statements, Note 7: Derivative Financial Instruments and Hedging Activities”).

(3)

The amortizing euro denominated interest rate swap is used to convert $136.1 million (€96.6 million) of our $150.2 million (€106.6 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (Refer to Item 1: “Financial Statements, Note 7: Derivative Financial Instruments and Hedging Activities”).

Based on a sensitivity analysis as of March 31, 2011, we estimate that if market interest rates average one percentage point higher in 2011 than in the table above, our earnings in 2011 would not be materially impacted due to our interest rate swaps in place at March 31, 2011.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 55% of total revenues for the three months ended March 31, 2011, compared with 54% for the same period in 2010.

In conjunction with our acquisition of Actaris Metering Systems SA, we entered into a euro denominated term loan in 2007 that exposes us to fluctuations in the euro foreign exchange rate. We have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollar at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in other comprehensive income. We had no hedge ineffectiveness (refer to Item 1: “Financial Statements, Note 7: Derivative Financial Instruments and Hedging Activities”).

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 113 contracts were entered into during the three months ended March 31, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. At March 31, 2011, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)

Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There were no material changes, as defined by Item 103 of Regulation S-K, during the first quarter of 2011.

Item 1A:	Risk Factors

There were no material changes to risk factors during the first quarter of 2011 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2011 that was not reported.

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

ITRON, INC.

May 3, 2011	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer