Form 10-Q
period 2011-06-30
ITRON INC /WA/
filed 2011-08-02
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011 there were outstanding 40,696,130 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(restated)		(restated)
	(in thousands, except per share data)
Revenues	$612,401	$567,339	$1,176,092	$1,064,962
Cost of revenues	421,318	393,283	800,899	733,842
Gross profit	191,083	174,056	375,193	331,120

Operating expenses
Sales and marketing	48,845	40,974	93,493	82,511
Product development	40,931	33,022	81,376	66,062
General and administrative	35,118	33,285	68,449	66,342
Amortization of intangible assets	16,197	16,766	31,794	34,577
Restructuring	1,907	—	1,907	—
Total operating expenses	142,998	124,047	277,019	249,492

Operating income	48,085	50,009	98,174	81,628
Other income (expense)
Interest income	168	111	476	278
Interest expense	(11,420)	(13,965)	(23,534)	(28,888)
Other income (expense), net	(2,477)	(425)	(4,073)	(1,017)
Total other income (expense)	(13,729)	(14,279)	(27,131)	(29,627)

Income before income taxes	34,356	35,730	71,043	52,001
Income tax (provision) benefit	80	(10,419)	(9,487)	(1,440)
Net income	$34,436	$25,311	$61,556	$50,561

Earnings per common share - Basic	$0.85	$0.63	$1.52	$1.26
Earnings per common share - Diluted	$0.84	$0.61	$1.50	$1.23

Weighted average common shares outstanding - Basic	40,670	40,329	40,608	40,261
Weighted average common shares outstanding - Diluted	41,077	41,161	41,059	41,011
The accompanying notes are an integral part of these condensed consolidated financial statements.
ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168,284	$169,477
Accounts receivable, net	377,835	371,662
Inventories	253,079	208,157
Deferred tax assets current, net	55,145	55,351
Other current assets	104,496	77,570
Total current assets	958,839	882,217

Property, plant, and equipment, net	301,458	299,242
Deferred tax assets noncurrent, net	12,714	35,050
Other long-term assets	68,967	28,242
Intangible assets, net	292,930	291,670
Goodwill	1,311,771	1,209,376
Total assets	$2,946,679	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$268,462	$241,949
Other current liabilities	41,630	49,690
Wages and benefits payable	94,855	110,479
Taxes payable	27,976	19,725
Current portion of debt	234,449	228,721
Current portion of warranty	29,999	24,912
Unearned revenue	49,722	28,258
Total current liabilities	747,093	703,734

Long-term debt	341,121	382,220
Long-term warranty	32,839	26,371
Pension plan benefit liability	69,675	61,450
Deferred tax liabilities noncurrent, net	51,539	54,412
Other long-term obligations	86,942	89,315
Total liabilities	1,329,209	1,317,502

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	1,339,504	1,328,249
Accumulated other comprehensive income (loss), net	81,390	(34,974)
Retained earnings	196,576	135,020
Total shareholders’ equity	1,617,470	1,428,295
Total liabilities and shareholders’ equity	$2,946,679	$2,745,797
The accompanying notes are an integral part of these condensed consolidated financial statements.
ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
		(restated)
	(in thousands)
Operating activities
Net income	$61,556	$50,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,299	65,071
Stock-based compensation	9,518	9,121
Amortization of prepaid debt fees	2,265	2,762
Amortization of convertible debt discount	5,336	4,957
Deferred taxes, net	6,081	(8,132)
Other adjustments, net	285	3,306
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,106)	(52,124)
Inventories	(36,668)	(40,930)
Other current assets	(21,268)	8,375
Other long-term assets	(22,993)	(763)
Accounts payables, other current liabilities, and taxes payable	16,523	42,463
Wages and benefits payable	(21,531)	19,648
Unearned revenue	24,159	2,365
Warranty	9,510	14,355
Other operating, net	2,726	(3,949)
Net cash provided by operating activities	87,692	117,086

Investing activities
Acquisitions of property, plant, and equipment	(28,712)	(27,716)
Business acquisition, net of cash equivalents acquired	(14,635)	—
Other investing, net	513	4,495
Net cash used in investing activities	(42,834)	(23,221)

Financing activities
Payments on debt	(55,630)	(73,881)
Issuance of common stock	2,553	6,812
Other financing, net	(319)	(2,237)
Net cash used in financing activities	(53,396)	(69,306)

Effect of foreign exchange rate changes on cash and cash equivalents	7,345	(9,081)
Increase (decrease) in cash and cash equivalents	(1,193)	15,478
Cash and cash equivalents at beginning of period	169,477	121,893
Cash and cash equivalents at end of period	$168,284	$137,371

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$978	$(3,491)
Fair value of contingent and deferred consideration payable for business acquisition	5,108	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,842	$9,355
Interest, net of amounts capitalized	15,927	21,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2010 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Variable interest entities of which we are the primary beneficiary are consolidated. At June 30, 2011, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

Business Acquisition
On January 10, 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider, located in France. The acquisition consisted of cash and contingent consideration. The acquisition was immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recorded when revenues are recognized upon product shipment or service delivery and invoicing occurs at a later date. We record an allowance for doubtful accounts representing our estimate of the probable losses in accounts receivable at the date of the balance sheet based on our historical experience of bad debts and our specific review of outstanding receivables. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally thirty years for buildings and improvements and three to 10 years for machinery and equipment, computers and purchased software, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at June 30, 2011 and December 31, 2010. Gains and losses from asset disposals and impairment losses are classified within the statement of operations according to the use of the asset.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development, are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for our international employees. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost.

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

We primarily enter into two types of multiple deliverable arrangements, which include a combination of hardware and associated software and services:

•	Arrangements that do not include the deployment of our smart metering systems and technology are recognized as follows:

◦	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

◦
If implementation services are essential to the functionality of the associated software, software and implementation revenues are recognized using either the percentage-of-completion methodology of contract accounting if project costs can be estimated, or the completed contract methodology if project costs cannot be reliably estimated.

•	Arrangements to deploy our smart metering systems and technology are recognized as follows:

◦	Hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

◦
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

We also enter into multiple deliverable software arrangements that do not include hardware. For this type of arrangement, revenue recognition is dependent upon the availability of vendor specific objective evidence (VSOE) of fair value for each of the deliverables. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements.

Certain of our revenue arrangements include an extended or noncustomary warranty provision which covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.

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

If we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list established and updated by management on a regular basis), the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold. We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if we experience significant variances in our selling prices or if a significant change in our business necessitates a more timely analysis.

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $68.7 million and $42.8 million at June 30, 2011 and December 31, 2010 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $16.6 million and $10.0 million at June 30, 2011 and December 31, 2010 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Restatement
The unaudited quarterly financial information for the first three quarters of 2010 was restated in the fourth quarter of 2010. The restatement was made primarily to defer revenue previously recognized on one contract due to a misinterpretation of an extended warranty provision. While the restatement was not deemed material to the first three quarters of 2010, we concluded that the aggregate correction of such amounts would be material to the fourth quarter of 2010. Accordingly, although not material to our financial statements for the first and second quarters of 2010, the results of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 have been restated, as well as certain balance sheet components as of June 30, 2010. The consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flows have been restated, as follows:

Consolidated statement of operations	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenues	$569,460	$567,339	$1,068,740	$1,064,962
Cost of revenues	393,136	393,283	733,521	733,842
Gross profit	176,324	174,056	335,219	331,120
Operating income	52,277	50,009	85,727	81,628
Income before income taxes	37,998	35,730	56,100	52,001
Income tax (provision) benefit	(11,098)	(10,419)	(2,413)	(1,440)
Net income	26,900	25,311	53,687	50,561

Earnings per common share - Basic	$0.67	$0.63	$1.33	$1.26
Earnings per common share - Diluted	$0.65	$0.61	$1.31	$1.23

Consolidated balance sheet	June 30, 2010
	As previously reported	As restated
	(in thousands)
Accounts receivable, net	366,476	366,240
Deferred tax assets noncurrent, net	67,684	68,657
Long-term warranty	22,953	23,274
Other long-term obligations	67,908	71,478
Accumulated other comprehensive loss, net	(116,019)	(116,047)
Retained earnings	83,937	80,811

Consolidated statement of cash flow	Six Months Ended June 30, 2010
	As previously reported	As restated
	(in thousands)
Operating activities
Net income	$53,687	$50,561
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes, net	(7,159)	(8,132)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(52,332)	(52,124)
Unearned revenue	(1,205)	2,365
Warranty	14,034	14,355

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income available to common shareholders	$34,436	$25,311	$61,556	$50,561

Weighted average common shares outstanding - Basic	40,670	40,329	40,608	40,261
Dilutive effect of convertible notes	—	283	—	206
Dilutive effect of stock-based awards	407	549	451	544
Weighted average common shares outstanding - Diluted	41,077	41,161	41,059	41,011
Earnings per common share - Basic	$0.85	$0.63	$1.52	$1.26
Earnings per common share - Diluted	$0.84	$0.61	$1.50	$1.23

Convertible Notes
We are required, pursuant to the indenture for the convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination. We include in the EPS calculation the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and six months ended June 30, 2011 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted EPS. The average price of our common stock for the three and six months ended June 30, 2010 exceeded the conversion price of $65.16 and, therefore, approximately 283,000 and 206,000 shares have been included in the diluted EPS calculation for those respective periods.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 672,000 and 664,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, and approximately 308,000 and 385,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at June 30, 2011 and December 31, 2010.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2011	December 31, 2010
	(in thousands)
Trade receivables (net of allowance of $8,980 and $9,045)	$348,736	$328,811
Unbilled receivables	29,099	42,851
Total accounts receivable, net	$377,835	$371,662

At June 30, 2011 and December 31, 2010, $134,000 and $12.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At June 30, 2011 and December 31, 2010, contract retainage amounts that were unbilled and classified as unbilled receivables were $4.5 million and $2.1 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At June 30, 2011 and December 31, 2010, long-term unbilled receivables and long-term retainage contract receivables were $36.5 million and $5.9 million. The increase in long-term receivables from December 31, 2010 to June 30, 2011 includes $12.5 million of retainage contract receivables and $12.0 million of unbilled receivables, which were reclassified to long-term at June 30, 2011 due to a delay in reaching certain contract milestones required for payment. These long-term unbilled receivables and retainage contract receivables are classified within other long-term assets as collection is not anticipated within the following 12 months. However, collection is expected within the following 18 months.

Allowance for doubtful account activity	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$9,030	$5,870	$9,045	$6,339
Provision (release) of doubtful accounts, net	298	742	(48)	662
Accounts written-off	(505)	(43)	(552)	(173)
Effects of change in exchange rates	157	(271)	535	(530)
Ending balance	$8,980	$6,298	$8,980	$6,298

Inventories	June 30, 2011	December 31, 2010
	(in thousands)
Materials	$132,303	$106,021
Work in process	26,058	18,389
Finished goods	94,718	83,747
Total inventories	$253,079	$208,157

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $15.1 million and $17.6 million at June 30, 2011 and December 31, 2010, respectively.

Property, plant, and equipment, net	June 30, 2011	December 31, 2010
	(in thousands)
Machinery and equipment	$284,431	$265,113
Computers and purchased software	69,894	63,077
Buildings, furniture, and improvements	150,987	146,661
Land	33,879	35,968
Construction in progress, including purchased equipment	24,600	20,531
Total cost	563,791	531,350
Accumulated depreciation	(262,333)	(232,108)
Property, plant, and equipment, net	$301,458	$299,242

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Depreciation expense	$16,571	$14,994	$32,505	$30,494
Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	June 30, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$406,570	$(302,669)	$103,901	$378,705	$(274,198)	$104,507
Customer contracts and relationships	307,223	(131,606)	175,617	282,997	(110,539)	172,458
Trademarks and trade names	77,078	(64,196)	12,882	73,194	(59,235)	13,959
Other	11,177	(10,647)	530	24,256	(23,510)	746
Total intangible assets	$802,048	$(509,118)	$292,930	$759,152	$(467,482)	$291,670

A summary of the intangible asset account activity is as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Beginning balance, intangible assets, gross	$759,152	$806,256
Intangible assets acquired	10,297	—
Assets no longer in use written-off	(8,369)	—
Effect of change in exchange rates	40,968	(78,155)
Ending balance, intangible assets, gross	$802,048	$728,101

Intangible assets that were written-off had been fully amortized and were no longer in use. Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2011 (amount remaining at June 30, 2011)	$32,306
2012	50,234
2013	41,442
2014	34,082
2015	27,997
Beyond 2015	106,869
Total intangible assets, net	$292,930
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at June 30, 2011 and 2010:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	89	(159,606)	(159,517)
Goodwill balance at June 30, 2010	$197,604	$948,478	$1,146,082

Goodwill balance at January 1, 2011	$198,048	$1,011,328	$1,209,376
Goodwill acquired	—	10,251	10,251
Effect of change in exchange rates	205	91,939	92,144
Goodwill balance at June 30, 2011	$198,253	$1,113,518	$1,311,771
Note 6:    Debt

The components of our borrowings are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Term loans
USD denominated term loan	$200,616	$218,642
EUR denominated term loan	151,350	174,031
Convertible senior subordinated notes	223,604	218,268
Total debt	575,570	610,941
Current portion of long-term debt	(234,449)	(228,721)
Long-term debt	$341,121	$382,220

Credit Facility
Our credit facility is dated April 18, 2007 and includes two amendments dated April 24, 2009 and February 10, 2010. The principal balance of our euro denominated term loan at June 30, 2011 and December 31, 2010 was €105.8 million and €132.4 million, respectively. Interest rates on the credit facility are based on the respective borrowing's denominated London Interbank Offered Rate (LIBOR) or the Wells Fargo Bank, National Association's prime rate, plus an additional margin subject to our consolidated leverage ratio. The additional interest rate margin was 3.50% at June 30, 2011. Our interest rates were 3.70% for the U.S. dollar denominated and 4.72% for the euro denominated term loans at June 30, 2011. Scheduled amortization of principal payments is 1% per year (0.25% quarterly) with an excess cash flow provision for additional annual principal repayment requirements. The amount of the excess cash flow provision payment varies according to our consolidated leverage ratio. Maturities of the term loans and the multicurrency revolving line of credit are in April 2014 and 2013, respectively. The credit facility is secured by substantially all of the assets of Itron, Inc. and our U.S. domestic operating subsidiaries and includes covenants, which contain certain financial ratios and place restrictions on the incurrence of debt, the payment of dividends, certain investments, incurrence of capital expenditures above a set limit, and mergers.

The credit facility includes a multicurrency revolving line of credit, which was increased from $240 million to $315 million on January 20, 2011. The increase was completed under the terms of the credit facility. Prepaid debt fees of $379,000 were capitalized associated with the increase in the credit line. There were no other changes to the credit facility.

At June 30, 2011, there were no borrowings outstanding under the revolving line of credit, and $40.0 million was utilized by outstanding standby letters of credit, resulting in $275.0 million being available for additional borrowings.

We repaid $2.7 million and $55.6 million of the term loans during the three and six months ended June 30, 2011, respectively. Repayments of $21.1 million and $73.9 million were made during the three and six months ended June 30, 2010, respectively. These term loan repayments were made with cash flows from operations and cash on hand. We were in compliance with the debt covenants under the credit facility at June 30, 2011.

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

◦
if the closing sale price per share of our common stock exceeds $78.19, which is 120% of the conversion price of $65.16, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter;

◦	between July 1, 2011 and August 1, 2011, and any time after August 1, 2024;

◦
during the five business days after any five consecutive trading day period in which the trading price of the convertible notes for each day was less than 98% of the average conversion value of the convertible notes;

◦	if the convertible notes are called for redemption;

◦	if a fundamental change occurs; or

◦	upon the occurrence of defined corporate events.
The amount payable upon conversion is the result of a formula based on the closing prices of our common stock for 20 consecutive trading days following the date of the conversion notice. Based on the conversion ratio of 15.3478 shares per $1,000 principal amount of the convertible notes, if our stock price is lower than the conversion price of $65.16, the amount payable will be less than the $1,000 principal amount and will be settled in cash. Our closing stock price at June 30, 2011 was $48.16 per share.
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
The convertible notes also contain purchase options, at the option of the holders, which if exercised would require us to repurchase all or a portion of the convertible notes on August 1, 2011, August 1, 2016, and August 1, 2021 at 100% of the principal amount, plus accrued and unpaid interest. If we are required to purchase the convertible notes at 100% of the principal amount, no gain or loss would be recognized upon derecognition as the fair value of the consideration transferred to the holder would equal the fair value of the liability component.
On or after August 1, 2011, we have the option to redeem all or a portion of the convertible notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. If we elect to redeem all or a portion of the convertible notes at 100% of the principal amount, no gain or loss would be recognized upon derecognition as the fair value of the consideration transferred to the holder would equal the fair value of the liability component.
The convertible notes are unsecured, subordinated to our credit facility (senior secured borrowings), and are guaranteed by one

U.S. subsidiary, which is 100% owned. The convertible notes contain covenants, which place restrictions on the incurrence of debt and certain mergers. We were in compliance with these debt covenants at June 30, 2011.
The convertible notes are classified as current on the Consolidated Balance Sheet due to the combination of put, call, and conversion options occurring in 2011.

Our convertible notes are separated between the liability and equity components using our estimated non-convertible debt borrowing rate at the time our convertible notes were issued, which was determined to be 7.38%. This rate also reflects the effective interest rate on the liability component. The equity component would be retained as a permanent component of our shareholders' equity in the event the convertible notes are either purchased or redeemed at 100% of the principal amount. At June 30, 2011, the discount on the liability component was fully amortized. The carrying amounts of the debt and equity components are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Face value of convertible notes	$223,604	$223,604
Unamortized discount	—	(5,336)
Net carrying amount of debt component	$223,604	$218,268

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Contractual interest coupon	$1,397	$1,397	$2,795	$2,795
Amortization of the discount on the liability component	2,693	2,501	5,336	4,957
Total interest expense on convertible notes	$4,090	$3,898	$8,131	$7,752
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by FASB Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at June 30, 2011 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at June 30, 2011. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at June 30, 2011 and December 31, 2010 are as follows:

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$171	$63

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$2,395	$5,845
Interest rate swap contracts	Other long-term obligations	182	975
Euro denominated term loan *	Current portion of debt	4,794	4,402
Euro denominated term loan *	Long-term debt	146,556	169,629
Total derivatives designated as hedging instruments under ASC 815-20		$153,927	$180,851

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$200	$457

Total liability derivatives		$154,127	$181,308

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

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2011	2010
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(10,034)	$(30,300)
Unrealized gain (loss) on derivative instruments	(164)	(2,542)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	(9,262)	24,352
Realized (gains) losses reclassified into net income (loss)	2,774	4,197
Net unrealized loss on hedging instruments at June 30,	$(16,686)	$(4,293)

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

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The cash flow hedge is currently, and is expected to be, highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustments to interest expense. The notional amount of the swap is reduced each quarter and was $115.6 million (€80.8 million) and $147.7 million (€112.4 million) as of June 30, 2011 and December 31, 2010, respectively. The amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $2.2 million (€1.5 million), which was based on the Reuters euro swap yield curve as of June 30, 2011.

Our two one-year pay-fixed receive one-month LIBOR interest rate swaps, which each converted $100 million of our U.S. dollar term loan from a floating LIBOR interest rate to fixed interest rates of 2.11% and 2.15%, respectively, expired on June 30, 2011. These swaps did not include the additional interest rate margin applicable to our term debt.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and six months ended June 30 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2011	2010		2011	2010		2011	2010
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(2,149)	$(839)	Interest expense	$(1,788)	$(3,238)	Interest expense	$(31)	$(14)

Six Months Ended June 30,
Interest rate swap contracts	$(4,477)	$(4,122)	Interest expense	$(4,171)	$(6,810)	Interest expense	$(80)	$(74)

Net Investment Hedge
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposes us to fluctuations in the euro foreign exchange rate. Therefore, we have designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan is revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations are recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan declines each quarter due to repayments and was $151.4 million (€105.8 million) and $174.0 million (€132.4 million) as of June 30, 2011 and December 31, 2010, respectively. We had no hedge ineffectiveness.

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three and six months ended June 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$(2,343)	$20,943	$(14,923)	$39,498
Net of tax	$(1,452)	$12,908	$(9,262)	$24,352

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 257 contracts were entered into during the six months ended June 30, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Foreign exchange forward contracts	$(1,259)	$3,316	$(3,341)	$3,047
Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2010.
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2011	December 31, 2010
	(in thousands)
Plan assets in other long term assets	$(468)	$(412)
Current portion of pension plan liability in wages and benefits payable	2,910	2,656
Long-term portion of pension plan liability	69,675	61,450
Net pension plan benefit liability	$72,117	$63,694
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $37,000 and $391,000 to the defined benefit pension plans for the three and six months ended June 30, 2011, and $313,000 and $338,000 for the three and six months ended June 30, 2010, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2011, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 to our defined benefit pension plans. We contributed $519,000 to the defined benefit pension plans for the year ended December 31, 2010.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$601	475	$1,218	$1,000
Interest cost	969	844	1,886	1,750
Expected return on plan assets	(83)	(71)	(163)	(148)
Amortization of actuarial net loss (gain)	14	(6)	28	(13)
Amortization of unrecognized prior service costs	19	—	37	—
Net periodic benefit cost	$1,520	$1,242	$3,006	$2,589

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	$511	$952	$1,544	$2,295
Restricted stock units	3,853	3,441	7,404	6,382
Unrestricted stock awards	15	14	190	189
ESPP	164	138	380	255
Total stock-based compensation	$4,543	$4,545	$9,518	$9,121

Related tax benefit	$1,257	$1,324	$2,659	$2,732

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2011(1)	2010(1)	2011	2010
Dividend yield	—	—	—	—
Expected volatility	—	—	46.6%	48.7%
Risk-free interest rate	—	—	2.0%	2.3%
Expected life (years)	—	—	4.85	4.61

 (1) There were no employee stock options granted for the three months ended June 30, 2011 and 2010.

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2011, 2,178,243 shares were available for grant under the Stock Incentive Plan.

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(133)	41.51		$4,114
Outstanding, June 30, 2010	1,117	$54.89	6.04	$15,391

Exercisable and expected to vest, June 30, 2010	1,104	$54.73	6.01	$15,379

Exercisable, June 30, 2010	963	$52.03	5.61	$15,241

Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	78	56.64			$23.93
Exercised	(26)	19.91		$989
Expired	(1)	7.00
Outstanding, June 30, 2011	1,153	$56.13	5.48	$5,903

Exercisable and expected to vest, June 30, 2011	1,145	$56.12	5.45	$5,903

Exercisable, June 30, 2011	1,029	$55.85	5.05	$5,903

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

As of June 30, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

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

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or the participant’s retirement eligible date. For performance awards granted in 2011, the maximum restricted stock units that may become eligible for vesting is 150,000 with a grant date fair value of $56.75.

The following table summarizes restricted stock unit activity for the six months ended June 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2010	326
Granted(2)	210	$63.52
Released	(75)		$4,965
Forfeited	(12)
Outstanding, June 30, 2010	449

Outstanding, January 1, 2011	588
Granted(2)	255	$56.64
Released	(192)		$15,007
Forfeited	(5)
Outstanding, June 30, 2011	646

Expected to vest, June 30, 2011	545		$26,268

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units do not include the respective 2010 and 2011 awards under the Performance Awards Agreement, which are not eligible for vesting as of June 30 of each respective year.

At June 30, 2011, unrecognized compensation expense was $26.0 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares of unrestricted stock issued	276	192	3,453	2,766

Weighted average grant date fair value	$54.17	$77.69	$54.96	$68.49

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares of stock sold to employees(1)	25,567	10,736	42,625	23,086

Weighted average fair value per ESPP award(2)	$7.22	$9.27	$7.88	$9.95

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three and six months ended June 30.

At June 30, 2011, all compensation cost associated with the ESPP had been recognized. There were approximately 154,000 shares of common stock available for future issuance under the ESPP at June 30, 2011.
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

For the three and six months ended June 30, 2011, we had tax provision (benefit) of (0.2)% and 13%, based on a percentage of income before tax, as compared with tax provisions of 29% and 3% for the same periods in 2010.

Our tax provision in 2011 is lower than the federal statutory rate due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, a benefit related to the settlement of a foreign tax litigation, and an election under U.S. Internal Revenue Code Sections 338 with respect to a foreign acquisition in 2007.

Our tax provisions in 2010 were the result of certain interest expense deductions and the election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007, as well as the estimated mix of earnings in different tax jurisdictions. The 2010 tax provisions also reflect the receipt of a clean energy manufacturing tax credit awarded as part of the American Recovery and Reinvestment Act and a benefit related to the reduction of tax reserves for certain foreign subsidiaries.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net interest and penalties expense (benefit)	$113	$(502)	$108	$296

Accrued interest and penalties recorded are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Accrued interest	$4,766	$4,403
Accrued penalties	3,574	3,233

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$29,162	$42,175
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	29,089	30,832

At June 30, 2011, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $4.4 million within the next twelve months due to the expiration of statute of limitations.
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
Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Credit facility(1)
Multicurrency revolving line of credit	$315,000	$240,000
Standby LOC’s issued and outstanding	(39,970)	(43,540)
Net available for additional borrowings and LOC’s	$275,030	$196,460

Unsecured multicurrency revolving lines of credit with various financial institutions
Total lines of credit	$74,685	$49,122
Standby LOC’s issued and outstanding	(32,329)	(21,784)
Short-term borrowings(2)	(264)	(66)
Net available for additional borrowings and LOC’s	$42,092	$27,272

Unsecured surety bonds in force	$133,352	$120,109

(1)	See Note 6 for details regarding our credit facility, which is secured.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at June 30, 2011 were not material to our financial condition or results of operations.

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

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by $0.11. We believe the facts and legal claims alleged are without merit and we intend to vigorously defend our interests.

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington, in and for Spokane County against certain officers and directors seeking unspecified damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron's financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc.

In June 2011, a lawsuit was filed in the United States District Court for the Eastern District of Texas alleging infringement of three patents owned by EON Corp. IP Holdings, LLC (EON), related to two-way communication networks, network components, and related software platforms. The complaint seeks unspecified damages as well as injunctive relief. Although the complaint was filed, it has not been served and Itron has received a letter from EON requesting settlement discussions. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$59,163	$33,353	$51,283	$33,873
New product warranties	2,196	3,221	4,079	6,017
Other changes/adjustments to warranties	5,631	14,366	14,643	15,596
Reclassification from other current liabilities	—	2,687	—	2,878
Claims activity	(4,768)	(3,317)	(9,215)	(7,063)
Effect of change in exchange rates	616	(786)	2,048	(1,777)
Ending balance, June 30	62,838	49,524	62,838	49,524
Less: current portion of warranty	29,999	26,250	29,999	26,250
Long-term warranty	$32,839	$23,274	$32,839	$23,274

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense associated with our segments for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Itron North America	$3,625	$6,068	$6,514	$8,739
Itron International	4,202	11,519	3,650	12,874
Total warranty expense	$7,827	$17,587	$10,164	$21,613

Warranty expense for the six months ended June 30, 2011 for Itron International reflects an $8.6 million recovery from a third party, associated with the settlement of product claims in Sweden in 2010, and a warranty charge of $7.7 million related to certain products in Brazil. Warranty expense for the six months ended June 30, 2010 for Itron International included $9.6 million related to the resolution of claims in Sweden.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$17,193	$7,459	$14,637	$5,870
Unearned revenue for new extended warranties	2,215	2,587	5,148	4,546
Unearned revenue recognized	(299)	(381)	(676)	(751)
Ending balance, June 30	19,109	9,665	19,109	9,665
Less: current portion of unearned revenue for extended warranty	1,160	1,319	1,160	1,319
Long-term unearned revenue for extended warranty within Other long-term obligations	$17,949	$8,346	$17,949	$8,346

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

Plan costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Plan costs	$5,927	$4,316	$12,671	$9,402

IBNR accrual, which is included in wages and benefits payable, are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
IBNR accrual	$2,386	$2,056

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Restructuring
As a result of our global segment reorganization that was announced in March 2011, we are performing a comprehensive review of our cost structure. We are also completing a feasibility study of our manufacturing footprint to determine how to consolidate our manufacturing operations to reduce costs and improve efficiency. Once these plans are formalized and approved by management, which we expect to be complete in October 2011, we will provide estimated charges by category. Restructuring costs of $1.9 million were recorded in the second quarter of 2011 primarily associated with severance for positions that were eliminated in the second quarter.
Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$34,436	$25,311	$61,556	$50,561
Foreign currency translation adjustment, net	23,097	(115,021)	123,544	(212,499)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	(224)	(517)	(164)	(2,542)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	(1,452)	12,908	(9,262)	24,352
Net hedging (gain) loss reclassified into net income (loss), net	1,332	1,995	2,774	4,197
Pension plan benefits liability adjustment, net	24	(117)	(528)	(685)
Total comprehensive income (loss)	$57,213	$(75,441)	$177,920	$(136,616)

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Foreign currency translation adjustment	$(67)	$(72)	$(412)	$(585)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	137	322	142	1,580
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	891	(8,035)	5,661	(15,146)
Net hedging (gain) loss reclassified into net income (loss)	(817)	(1,243)	(1,703)	(2,613)
Pension plan benefits liability adjustment	(9)	38	217	221
Total income tax (provision) benefit on other comprehensive income (loss)	$135	$(8,990)	$3,905	$(16,543)

Accumulated other comprehensive income (loss), net of tax, was $81.4 million at June 30, 2011 and $(35.0) million at December 31, 2010. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments
The fair values at June 30, 2011 and December 31, 2010 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets		(in thousands)
Cash and cash equivalents	$168,284	$168,284	$169,477	$169,477
Foreign exchange forwards	171	171	63	63

Liabilities
Term loans
USD denominated term loan	$200,616	$201,619	$218,642	$219,462
EUR denominated term loan	151,350	152,107	174,031	174,684
Convertible senior subordinated notes	223,604	224,163	218,268	236,461
Interest rate swaps	2,577	2,577	6,820	6,820
Foreign exchange forwards	200	200	457	457
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
Convertible senior subordinated notes: The convertible notes are registered with the SEC and are generally transferable. The fair value is based on quoted prices from recent broker trades of the convertible notes. At June 30, 2011, the discount on the liability component was fully amortized. See Note 6 for further discussion.
Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).
Note 14:    Segment Information

We have two operating segments: Itron North America and Itron International. Itron North America generates the majority of its revenues in the United States and Canada, while Itron International generates the majority of its revenues in Europe, and the balance in Africa, Latin America, and Asia/Pacific.

On March 14, 2011, we announced a global reorganization in which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments have been identified, a transition to the new organizational structure, including changes to operations and financial and operational management systems will continue through the remainder of 2011. Throughout 2011, management and external financial reporting will be based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the operations have occurred and new systems and processes are deployed. Financial reporting of the Energy and Water operating segments is expected in the first quarter of 2012.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues
Itron North America	$288,224	$301,143	$565,206	$542,702
Itron International	324,177	266,196	610,886	522,260
Total Company	$612,401	$567,339	$1,176,092	$1,064,962

Gross profit
Itron North America	$96,958	$100,972	$191,680	$179,131
Itron International	94,125	73,084	183,513	151,989
Total Company	$191,083	$174,056	$375,193	$331,120

Operating income (loss)
Itron North America	$42,739	$55,384	$86,532	$87,420
Itron International	16,483	5,017	32,711	15,454
Corporate unallocated	(11,137)	(10,392)	(21,069)	(21,246)
Total Company	48,085	50,009	98,174	81,628
Total other income (expense)	(13,729)	(14,279)	(27,131)	(29,627)
Income before income taxes	$34,356	$35,730	$71,043	$52,001

No single customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2011, while one customer represented more than 10% of total Company revenues during the same periods in 2010. Two customers each accounted for more than 10% of Itron North America revenues for the three and six months ended June 30, 2011, while three customers each accounted for more than 10% of Itron North America revenues for the same periods in 2010. No single customer represented more than 10% of Itron International revenues for the three and six months ended June 30, 2011 and 2010.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
United States and Canada	$285,931	$299,502	$560,393	$538,502
Europe	228,354	192,864	431,185	388,348
Other	98,116	74,973	184,514	138,112
Total revenues	$612,401	$567,339	$1,176,092	$1,064,962

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Itron North America	$11,176	$11,441	$22,347	$22,728
Itron International	21,591	20,352	41,950	42,342
Corporate Unallocated	1	—	2	1
Total Company	$32,768	$31,793	$64,299	$65,071

Note 15:    Consolidating Financial Information

Our convertible notes, issued by Itron, Inc., are guaranteed by one U.S. subsidiary, which is 100% owned. The guaranty by our U.S. subsidiary is joint and several, full, complete, and unconditional. There are currently no restrictions on the ability of the subsidiary guarantor to transfer funds to the parent company.

Consolidating Statement of Operations
Three Months Ended June 30, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$289,090	$—	$345,332	$(22,021)	$612,401
Cost of revenues	194,728	—	248,611	(22,021)	421,318
Gross profit	94,362	—	96,721	—	191,083

Operating expenses
Sales and marketing	18,195	—	30,650	—	48,845
Product development	26,673	—	14,258	—	40,931
General and administrative	13,529	—	21,589	—	35,118
Amortization of intangible assets	3,512	—	12,685	—	16,197
Restructuring	501	—	1,406	—	1,907
Total operating expenses	62,410	—	80,588	—	142,998

Operating income	31,952	—	16,133	—	48,085
Other income (expense)
Interest income	57	842	134	(865)	168
Interest expense	(12,178)	—	(107)	865	(11,420)
Other income (expense), net	(1,436)	—	(1,041)	—	(2,477)
Total other income (expense)	(13,557)	842	(1,014)	—	(13,729)

Income before income taxes	18,395	842	15,119	—	34,356
Income tax (provision) benefit	(2,823)	—	2,903	—	80
Equity in earnings of guarantor and non-guarantor subsidiaries, net	18,864	—	—	(18,864)	—
Net income	$34,436	$842	$18,022	$(18,864)	$34,436

Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$298,380	$—	$283,082	$(14,123)	$567,339
Cost of revenues	199,882	—	207,524	(14,123)	393,283
Gross profit	98,498	—	75,558	—	174,056

Operating expenses
Sales and marketing	15,706	—	25,268	—	40,974
Product development	21,051	—	11,971	—	33,022
General and administrative	13,467	—	19,818	—	33,285
Amortization of intangible assets	4,086	—	12,680	—	16,766
Total operating expenses	54,310	—	69,737	—	124,047

Operating income	44,188	—	5,821	—	50,009
Other income (expense)
Interest income	116	776	87	(868)	111
Interest expense	(14,621)	—	(212)	868	(13,965)
Other income (expense), net	4,002	—	(4,427)	—	(425)
Total other income (expense)	(10,503)	776	(4,552)	—	(14,279)

Income before income taxes	33,685	776	1,269	—	35,730
Income tax benefit (provision)	(12,539)	—	2,120	—	(10,419)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	4,165	—	—	(4,165)	—
Net income	$25,311	$776	$3,389	$(4,165)	$25,311

Consolidating Statement of Operations
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$562,653	$—	$653,623	$(40,184)	$1,176,092
Cost of revenues	377,003	—	464,080	(40,184)	800,899
Gross profit	185,650	—	189,543	—	375,193

Operating expenses
Sales and marketing	35,210	—	58,283	—	93,493
Product development	51,864	—	29,512	—	81,376
General and administrative	26,474	—	41,975	—	68,449
Amortization of intangible assets	7,024	—	24,770	—	31,794
Restructuring	501	—	1,406	—	1,907
Total operating expenses	121,073	—	155,946	—	277,019

Operating income	64,577	—	33,597	—	98,174
Other income (expense)
Interest income	14,902	1,668	411	(16,505)	476
Interest expense	(24,997)	—	(15,042)	16,505	(23,534)
Other income (expense), net	(2,603)	—	(1,470)	—	(4,073)
Total other income (expense)	(12,698)	1,668	(16,101)	—	(27,131)

Income before income taxes	51,879	1,668	17,496	—	71,043
Income tax (provision) benefit	(14,190)	—	4,703	—	(9,487)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	23,867	—	—	(23,867)	—
Net income	$61,556	$1,668	$22,199	$(23,867)	$61,556

Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$539,253	$—	$551,911	$(26,202)	$1,064,962
Cost of revenues	364,772	—	395,272	(26,202)	733,842
Gross profit	174,481	—	156,639	—	331,120

Operating expenses
Sales and marketing	31,273	—	51,238	—	82,511
Product development	42,229	—	23,833	—	66,062
General and administrative	27,250	—	39,092	—	66,342
Amortization of intangible assets	8,172	—	26,405	—	34,577
Total operating expenses	108,924	—	140,568	—	249,492

Operating income	65,557	—	16,071	—	81,628
Other income (expense)
Interest income	475	1,534	226	(1,957)	278
Interest expense	(30,201)	—	(644)	1,957	(28,888)
Other income (expense), net	2,973	—	(3,990)	—	(1,017)
Total other income (expense)	(26,753)	1,534	(4,408)	—	(29,627)

Income before income taxes	38,804	1,534	11,663	—	52,001
Income tax (provision) benefit	(2,792)	—	1,352	—	(1,440)
Equity in earnings of guarantor and non-guarantor subsidiaries, net	14,549	—	—	(14,549)	—
Net income	$50,561	$1,534	$13,015	$(14,549)	$50,561

Consolidating Balance Sheet
June 30, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$79,037	$—	$89,247	$—	$168,284
Accounts receivable, net	117,090	—	260,745	—	377,835
Intercompany accounts receivable	11,599	—	8,375	(19,974)	—
Inventories	111,702	—	142,341	(964)	253,079
Deferred tax assets current, net	37,450	—	17,695	—	55,145
Other current assets	25,101	—	81,079	(1,684)	104,496
Intercompany other	2,088	—	—	(2,088)	—
Total current assets	384,067	—	599,482	(24,710)	958,839

Property, plant, and equipment, net	116,725	—	184,733	—	301,458
Deferred tax assets noncurrent, net	(19,705)	—	32,419	—	12,714
Other long-term assets	48,220	—	20,747	—	68,967
Intangible assets, net	34,804	—	258,126	—	292,930
Goodwill	184,749	—	1,127,022	—	1,311,771
Investment in subsidiaries	320,053	—	—	(320,053)	—
Intercompany notes receivable	1,397,260	103,085	—	(1,500,345)	—
Total assets	$2,466,173	$103,085	$2,222,529	$(1,845,108)	$2,946,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,347	$—	$186,115	$—	$268,462
Other current liabilities	6,648	—	34,982	—	41,630
Intercompany accounts payable	8,375	—	11,599	(19,974)	—
Wages and benefits payable	35,475	—	59,380	—	94,855
Taxes payable	4,537	—	23,439	—	27,976
Current portion of debt	234,449	—	—	—	234,449
Current portion of warranty	10,737	—	19,262	—	29,999
Unearned revenue	27,779	—	21,943	—	49,722
Short-term intercompany advances	—	—	2,088	(2,088)	—
Total current liabilities	410,347	—	358,808	(22,062)	747,093

Long-term debt	341,121	—	—	—	341,121
Long-term warranty	11,767	—	21,072	—	32,839
Pension plan benefits	—	—	69,675	—	69,675
Intercompany notes payable	103,085	—	1,397,260	(1,500,345)	—
Deferred tax liabilities noncurrent, net	(44,218)	—	95,757	—	51,539
Other long-term obligations	26,601	—	60,341	—	86,942
Total liabilities	848,703	—	2,002,913	(1,522,407)	1,329,209

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,339,504	97,377	101,192	(198,569)	1,339,504
Accumulated other comprehensive income (loss), net	81,390	(7,787)	50,861	(43,074)	81,390
Retained earnings	196,576	13,495	67,563	(81,058)	196,576
Total shareholders’ equity	1,617,470	103,085	219,616	(322,701)	1,617,470
Total liabilities and shareholders’ equity	$2,466,173	$103,085	$2,222,529	$(1,845,108)	$2,946,679

Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$19,146	$—	$150,331	$—	$169,477
Accounts receivable, net	163,758	—	207,904	—	371,662
Intercompany accounts receivable	10,106	—	3,675	(13,781)	—
Inventories	99,846	—	109,208	(897)	208,157
Deferred tax assets current, net	40,344	—	15,007	—	55,351
Other current assets	23,962	—	53,608	—	77,570
Intercompany other	1,997	—	—	(1,997)	—
Total current assets	359,159	—	539,733	(16,675)	882,217

Property, plant, and equipment, net	115,499	—	183,743	—	299,242
Deferred tax assets noncurrent, net	7,684	—	27,366	—	35,050
Other long-term assets	14,134	—	14,108	—	28,242
Intangible assets, net	41,828	—	249,842	—	291,670
Goodwill	184,750	—	1,024,626	—	1,209,376
Investment in subsidiaries	324,104	—	—	(324,104)	—
Intercompany notes receivable	1,283,139	101,418	—	(1,384,557)	—
Total assets	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,027	$—	$166,922	$—	$241,949
Other current liabilities	12,223	—	37,467	—	49,690
Intercompany accounts payable	3,675	—	10,106	(13,781)	—
Wages and benefits payable	54,804	—	55,675	—	110,479
Taxes payable	3,368	—	16,357	—	19,725
Current portion of debt	228,721	—	—	—	228,721
Current portion of warranty	8,813	—	16,099	—	24,912
Unearned revenue	21,926	—	6,332	—	28,258
Short-term intercompany advances	—	—	1,997	(1,997)	—
Total current liabilities	408,557	—	310,955	(15,778)	703,734

Long-term debt	382,220	—	—	—	382,220
Long-term warranty	13,721	—	12,650	—	26,371
Pension plan benefit liability	—	—	61,450	—	61,450
Intercompany notes payable	101,418	—	1,283,139	(1,384,557)	—
Deferred tax liabilities noncurrent, net	(38,400)	—	92,812	—	54,412
Other long-term obligations	34,486	—	54,829	—	89,315
Total liabilities	902,002	—	1,815,835	(1,400,335)	1,317,502

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,328,249	97,377	136,441	(233,818)	1,328,249
Accumulated other comprehensive income (loss), net	(34,974)	(7,786)	41,778	(33,992)	(34,974)
Retained earnings	135,020	11,827	45,364	(57,191)	135,020
Total shareholders’ equity	1,428,295	101,418	223,583	(325,001)	1,428,295
Total liabilities and shareholders’ equity	$2,330,297	$101,418	$2,039,418	$(1,725,336)	$2,745,797

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities
Net income	$61,556	$1,668	$22,199	$(23,867)	$61,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,314	—	41,985	—	64,299
Stock-based compensation	9,518	—	—	—	9,518
Amortization of prepaid debt fees	2,265	—	—	—	2,265
Amortization of convertible debt discount	5,336	—	—	—	5,336
Deferred taxes, net	17,948	—	(11,867)	—	6,081
Equity in losses of guarantor and non-guarantor subsidiaries, net	(23,867)	—	—	23,867	—
Other adjustments, net	(209)	—	494	—	285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,209	—	(34,315)	—	(12,106)
Inventories	(11,789)	—	(24,879)	—	(36,668)
Other current assets	750	—	(22,018)	—	(21,268)
Other long-term assets	(11,410)	—	(11,583)	—	(22,993)
Accounts payables, other current liabilities, and taxes payable	4,585	—	11,938	—	16,523
Wages and benefits payable	(19,329)	—	(2,202)	—	(21,531)
Unearned revenue	9,875	—	14,284	—	24,159
Warranty	(30)	—	9,540	—	9,510
Intercompany transactions, net	3,207	—	(3,207)	—	—
Other operating, net	(1,159)	—	3,885	—	2,726
Net cash provided by (used in) operating activities	91,770	1,668	(5,746)	—	87,692

Investing activities
Acquisitions of property, plant, and equipment	(14,579)	—	(14,133)	—	(28,712)
Business acquisition, net of cash equivalents acquired	—	—	(14,635)	—	(14,635)
Current intercompany notes, net	106	(1,668)	—	1,562	—
Other investing, net	34,541	—	(34,028)	—	513
Net cash provided by (used in) investing activities	20,068	(1,668)	(62,796)	1,562	(42,834)

Financing activities
Payments on debt	(55,630)	—	—	—	(55,630)
Issuance of common stock	2,553	—	—	—	2,553
Current intercompany notes, net	1,668	—	(106)	(1,562)	—
Other financing, net	(538)	—	219	—	(319)
Net cash provided by (used in) financing activities	(51,947)	—	113	(1,562)	(53,396)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	7,345	—	7,345
Increase (decrease) in cash and cash equivalents	59,891	—	(61,084)	—	(1,193)
Cash and cash equivalents at beginning of period	19,146	—	150,331	—	169,477
Cash and cash equivalents at end of period	$79,037	$—	$89,247	$—	$168,284

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$2,114	$—	$(1,136)	$—	$978
Fair value of contingent and deferred consideration payable for business acquisition	—	—	5,108	—	5,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$(1,028)	$—	$7,870	$—	$6,842
Interest, net of amounts capitalized	15,719	—	208	—	15,927

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiary	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities
Net income	$50,561	$1,534	$13,015	$(14,549)	$50,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,655	—	42,416	—	65,071
Stock-based compensation	9,121	—	—	—	9,121
Amortization of prepaid debt fees	2,762	—	—	—	2,762
Amortization of convertible debt discount	4,957	—	—	—	4,957
Deferred income taxes, net	2,639	—	(10,771)	—	(8,132)
Equity in losses of guarantor and non-guarantor subsidiaries, net	(14,549)	—	—	14,549	—
Other adjustments, net	1,972	—	1,334	—	3,306
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,080)	—	(19,044)	—	(52,124)
Inventories	(33,896)	—	(7,034)	—	(40,930)
Other current assets	6,504	—	1,871	—	8,375
Other long-term assets	1,215	—	(1,978)	—	(763)
Accounts payables, other current liabilities, and taxes payable	22,873	—	19,590	—	42,463
Wages and benefits payable	16,928	—	2,720	—	19,648
Unearned revenue	(330)	—	2,695	—	2,365
Warranty	3,692	—	10,663	—	14,355
Intercompany transactions, net	2,784	—	(2,784)	—	—
Other operating, net	68	—	(4,017)	—	(3,949)
Net cash provided by operating activities	66,876	1,534	48,676	—	117,086

Investing activities
Acquisitions of property, plant, and equipment	(15,490)	—	(12,226)	—	(27,716)
Current intercompany notes, net	27,259	(1,534)	5,000	(30,725)	—
Other investing, net	2,572	—	1,923	—	4,495
Net cash provided by (used in) investing activities	14,341	(1,534)	(5,303)	(30,725)	(23,221)

Financing activities
Payments on debt	(73,881)	—	—	—	(73,881)
Issuance of common stock	6,812	—	—	—	6,812
Current intercompany notes, net	(3,466)	—	(27,259)	30,725	—
Other financing, net	(1,340)	—	(897)	—	(2,237)
Net cash used in financing activities	(71,875)	—	(28,156)	30,725	(69,306)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(9,081)	—	(9,081)
Increase in cash and cash equivalents	9,342	—	6,136	—	15,478
Cash and cash equivalents at beginning of period	16,385	—	105,508	—	121,893
Cash and cash equivalents at end of period	$25,727	$—	$111,644	$—	$137,371

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(245)	$—	$(3,246)	$—	$(3,491)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$9,191	$—	$164	$—	$9,355
Interest, net of amounts capitalized	20,958	—	220	—	21,178

Note 16:    Subsequent Event

On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes, at the option of the holders we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. The convertible notes were repurchased using a combination of cash on hand and borrowings under our multicurrency revolving line of credit.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) reliance on certain key vendors and components, 4) competition, 5) changes in estimated liabilities for product warranties and/or litigation, 6) our dependence on customers’ acceptance of new products and their performance, 7) changes in domestic and international laws and regulations, 8) future business combinations, 9) changes in foreign currency exchange rates and interest rates, 10) international business risks, 11) our own and our customers' or suppliers' access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, as well as Part II: Other Information Item 1A "Risk Factors" included in this Quarterly Report on Form 10-Q.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

On March 14, 2011, we announced a global reorganization in which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments have been identified, a transition to the new organizational structure, including changes to operations and financial and operational management systems will continue through the remainder of 2011. Throughout 2011, management and external financial reporting will be based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the new operations have occurred and new systems and processes are deployed. Financial reporting of the Energy and Water operating segments is expected to commence in the first quarter of 2012.

Overview

Revenues for the three months ended June 30, 2011 increased 8% to $612 million, and revenues for the six months ended June 30, 2011 increased 10% to $1.2 billion, compared with the same periods last year. The revenue growth was driven by Itron International with 22% and 17% revenue increases for the three and six months ended June 30, 2011, compared with the same periods last year. Meter and communication module volumes increased 2% and 4% for the three and six months ended June 30, 2011, compared with the same periods last year. Gross margin was 50 and 80 basis points higher for the three and six months ended June 30, 2011, compared with the same periods last year. Diluted earnings per share were $0.84 and $1.50 for the three and six months ended June 30, 2011, compared with $0.61 and $1.23 for the same periods last year. Total backlog was $1.6 billion and twelve-month backlog was $1.0 billion at June 30, 2011.

As part of our global segment reorganization that was announced in March 2011, we are performing a comprehensive review of our cost structure. We are also completing a feasibility study of our manufacturing footprint to determine how to consolidate our manufacturing operations to reduce costs and improve efficiency. Once these plans are formalized and approved by management, which we expect to be complete in October 2011, we will provide estimated charges by category. Restructuring costs of $1.9 million were recorded in the second quarter of 2011 primarily associated with severance for positions that were eliminated in the second quarter.

The three and six months ended June 30, 2011 included $7.8 million and $7.3 million of net discrete tax benefits due to the reduction of tax reserves for certain international subsidiaries, compared with minimal discrete tax benefits in the three months ended June 30, 2010 and approximately $11 million of discrete tax benefits related to the receipt of a clean energy manufacturing tax credit and reductions of tax reserves for certain international subsidiaries in the six months ended June 30, 2010.

Term debt repayments during the six months ended June 30, 2011 were $55.6 million, bringing the total debt outstanding to $575.6 million at June 30, 2011.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenues	$612,401	$567,339	8%	$1,176,092	$1,064,962	10%
Gross Profit	$191,083	$174,056	10%	$375,193	$331,120	13%
Gross Margin	31.2%	30.7%		31.9%	31.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues by region
United States and Canada	$285,931	$299,502	$560,393	$538,502
Europe	228,354	192,864	431,185	388,348
Other	98,116	74,973	184,514	138,112
Total revenues	$612,401	$567,339	$1,176,092	$1,064,962

Revenues
Revenues increased $45.1 million and $111.1 million, or 8% and 10%, for the three and six months ended June 30, 2011, compared with the same periods last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $35.8 million and $40.0 million of the increase in revenues for the three and six months ended June 30, 2011, compared with the same periods last year. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the three and six months ended June 30, 2011, and one customer represented more than 10% of total revenues for the three and six months ended June 30, 2010. Our 10 largest customers accounted for 30% and 31% of total revenues for the three and six months ended June 30, 2011, and 34% and 30% for the three and six months ended June 30, 2010, respectively.

Gross Margins
Gross margin was 31.2% and 31.9% for the three and six months ended June 30, 2011, compared with 30.7% and 31.1% for the same periods last year due to improved Itron International margins and their relative contribution. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary
Meters can be broken down into three categories:

•	Standard metering – no built-in remote reading communication capability

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ communication technology in our meters. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(units in thousands)
Total meters (standard, advanced, and smart)
Itron North America
Electricity	1,570	1,740	3,090	3,190
Gas	140	160	280	260

Itron International
Electricity	1,870	1,930	3,490	3,570
Gas	1,110	1,020	2,050	2,000
Water	2,420	2,380	4,960	4,670
Total meters	7,110	7,230	13,870	13,690

Additional meter information (Total Company)
Advanced meters	1,130	1,050	2,030	1,720
Smart meters	910	1,050	1,900	1,860
Standalone advanced and smart communication modules	1,850	1,600	3,280	2,790
Advanced and smart meters and communication modules	3,890	3,700	7,210	6,370

Meters with other vendors’ advanced or smart communication technology	120	70	230	260

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 14: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	% Change		2011	2010	% Change
Segment Revenues	(in thousands)				(in thousands)
Itron North America	$288,224	$301,143	(4)%		$565,206	$542,702	4%
Itron International	324,177	266,196	22%		610,886	522,260	17%
Total revenues	$612,401	$567,339	8%		$1,176,092	$1,064,962	10%

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Itron North America	$96,958	33.6%	$100,972	33.5%	$191,680	33.9%	$179,131	33.0%
Itron International	94,125	29.0%	73,084	27.5%	183,513	30.0%	151,989	29.1%
Total gross profit and margin	$191,083	31.2%	$174,056	30.7%	$375,193	31.9%	$331,120	31.1%

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Itron North America	$42,739	15%	$55,384	18%	$86,532	15%	$87,420	16%
Itron International	16,483	5%	5,017	2%	32,711	5%	15,454	3%
Corporate unallocated	(11,137)		(10,392)		(21,069)		(21,246)
Total Company	$48,085	8%	$50,009	9%	$98,174	8%	$81,628	8%

Itron North America:

Revenues - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Revenues decreased $12.9 million, or 4%, for the three months ended June 30, 2011, compared with the same period last year. The decrease in revenues was primarily due to a 23% decline in OpenWay meter and communication module volumes, which is the result of the timing of certain projects nearing completion and others commencing rollouts. OpenWay products and services accounted for 39% of operating segment revenues for the three months ended June 30, 2011, compared with 46% for the same period last year. Non-OpenWay product and service revenues, including smart gas communication modules, increased 11% for the three months ended June 30, 2011, compared with the same period last year.

Two customers each represented more than 10% of Itron North America revenues in the three months ended June 30, 2011, and three customers each represented more than 10% of Itron North America revenues in the three months ended June 30, 2010.

Revenues - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Revenues increased $22.5 million, or 4%, for the six months ended June 30, 2011, compared with the same period last year. The increase in revenues was primarily due to a 11% increase in non-OpenWay product and service revenues, including smart gas communication modules.

Two customers each represented more than 10% of Itron North America revenues in the six months ended June 30, 2011, and three customers each represented more than 10% of Itron North America revenues in the six months ended June 30, 2010.

Gross Margin - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Gross margin was 33.6% for the three months ended June 30, 2011, compared with gross margin of 33.5% for the same period last year. Increased revenues and margins for non-OpenWay smart gas communication modules and non-OpenWay services were offset by higher OpenWay project costs.

Gross Margin - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Gross margin increased to 33.9% for the six months ended June 30, 2011, compared with gross margin of 33.0% for the same period last year. Increased revenues and margins for smart gas communication modules and non-OpenWay services were partially offset by higher OpenWay project costs.

Operating Expenses - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Itron North America operating expenses increased $8.6 million, or 19%, for the three months ended June 30, 2011, compared with the same period last year, primarily due to increased product development costs for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities. These higher costs were partially offset by a scheduled decrease in amortization of intangible assets. Operating expenses as a percentage of revenues were 19% for the three months ended June 30, 2011, compared with 15% for the same period last year.

Operating Expenses - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Itron North America operating expenses increased $13.4 million, or 15%, for the six months ended June 30, 2011, compared with the same period last year, primarily due to increased product development costs for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities. These higher costs were partially offset by a scheduled decrease in amortization of intangible assets. Operating expenses as a percentage of revenues were 19% for the six months ended June 30, 2011, compared with 17% for the same period last year.

Itron International:

Itron International business line revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Electricity	$117,549	$104,066	$215,235	$199,727
Water	106,709	81,564	213,196	173,881
Gas	99,919	80,566	182,455	148,652
Itron International revenues	$324,177	$266,196	$610,886	$522,260

Revenues - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Revenues increased $58.0 million, or 22%, for the three months ended June 30, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $34.4 million of the increase in revenues. Meter and communication module volumes increased 3% for the three months ended June 30, 2011, compared with the same period last year primarily due to increased gas and water advanced metering projects. Itron International experiences variability in revenues as a result of the diverse economies in which it operates and sells its products.

No single customer represented more than 10% of Itron International revenues in the three months ended June 30, 2011 and 2010.

Revenues - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Revenues increased $88.6 million, or 17%, for the six months ended June 30, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $37.4 million of the increase in revenues. Meter and communication module volumes increased 5% for the six months ended June 30, 2011, compared with the same period last year primarily due to increased gas and water advanced metering projects.

No single customer represented more than 10% of Itron International revenues in the six months ended June 30, 2011 and 2010.

Gross Margin - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Itron International gross margin increased to 29.0% for the three months ended June 30, 2011, compared with gross margin of 27.5% for the same period last year. Gross margin for the three months ended June 30, 2010 was impacted by warranty expense of $9.6 million associated with claims in Sweden that meters were adversely affected by high frequency pollution from third party devices in the home environment.

•
Electricity margins were favorably impacted by lower warranty expense, and unfavorably impacted primarily by lower service margin associated with implementation of complex systems. The second quarter of 2010 included $9.6 million of warranty expense associated with claims in Sweden.

•	Gas margins increased due to a favorable product mix of higher margin Commercial and Industrial (C&I) products.

•	Water margins decreased primarily due to higher material costs, including brass.

Gross Margin - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Itron International gross margin increased to 30.0% for the six months ended June 30, 2011, compared with gross margin of 29.1% for the same period last year. Gross margin for the six months ended June 30, 2010 was impacted by warranty expense of $9.6 million associated with claims in Sweden described above.

•
Electricity margins were impacted favorably by lower warranty expense. Warranty expense in 2011 included an $8.6 million recovery from a third party associated with claims in Sweden and a $7.7 million charge related to certain products in Brazil. The second quarter of 2010 included $9.6 million of warranty expense associated with claims in Sweden.

•	Gas margins increased due to a favorable product mix of higher margin C&I products.

•	Water margins decreased primarily due to higher material costs, including brass.

Operating Expenses - Three months ended June 30, 2011 vs. Three months ended June 30, 2010
Itron International operating expenses increased $9.6 million, or 14%, for the three months ended June 30, 2011, compared with the same period last year. The net translation effect of foreign currency to the U.S. dollar accounted for $8.2 million of the increase in operating expenses. Restructuring charges of $1.4 million were recorded in the second quarter of 2011 primarily associated with severance for positions that were eliminated. Operating expenses as a percentage of revenues were 24% for the three months ended June 30, 2011, compared with 26% for the same period last year.

Operating Expenses - Six months ended June 30, 2011 vs. Six months ended June 30, 2010
Itron International operating expenses increased $14.3 million, or 10%, for the six months ended June 30, 2011, compared with the same period last year. The net translation effect of foreign currency to the U.S. dollar accounted for $8.3 million of the increase in operating expenses. The remaining increase was primarily due to higher sales and marketing expense associated with higher revenues and investment in product development related to smart metering. Restructuring charges of $1.4 million were recorded in the second quarter of 2011 primarily associated with severance for positions that were eliminated. Operating expenses as a percentage of revenues were 25% for the six months ended June 30, 2011, compared with 26% for the same period last year.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased 7% to $11.1 million in the three months ended June 30, 2011, compared with the same period last year, primarily due to $500,000 in severance for positions that were eliminated. Corporate unallocated expenses remained relatively constant at $21.1 million in the six months ended June 30, 2011, compared with the same period last year.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2011	$483	$1,622	$1,049
March 31, 2011	681	1,747	989
December 31, 2010	581	1,620	913
September 30, 2010	528	1,663	958
June 30, 2010	806	1,691	1,017

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Itron North America	Itron International
	(in millions)
June 30, 2011	$483	$148	$335
March 31, 2011	681	379	302
December 31, 2010	581	301	280
September 30, 2010	528	272	256
June 30, 2010	806	517	289

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

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	% of Revenues	2010	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$48,845	8%	$40,974	7%	$93,493	8%	$82,511	8%
Product development	40,931	7%	33,022	6%	81,376	7%	66,062	6%
General and administrative	35,118	6%	33,285	6%	68,449	6%	66,342	6%
Amortization of intangible assets	16,197	3%	16,766	3%	31,794	3%	34,577	3%
Restructuring	1,907	—%	—	—%	1,907	—%	—	—%
Total operating expenses	$142,998	23%	$124,047	22%	$277,019	24%	$249,492	23%

Operating expenses increased $19.0 million, or 15%, for the three months ended June 30, 2011 and $27.5 million, or 11%, for the six months ended June 30, 2011, compared with the same periods last year. The impact on operating expenses from translation of foreign currencies was $8.4 million and $8.7 million for the three and six months ended June 30, 2011. The net increase in operating expenses was primarily due to product development costs for new and enhanced products, higher marketing expense associated with the pursuit of smart grid opportunities, and increased sales commission expense associated with higher revenues. Restructuring charges of $1.9 million were accrued in the second quarter of 2011 primarily associated with severance forpositions that were eliminated.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$168	$111	$476	$278
Interest expense	(10,460)	(12,455)	(21,269)	(26,126)
Amortization of prepaid debt fees	(960)	(1,510)	(2,265)	(2,762)
Other income (expense), net	(2,477)	(425)	(4,073)	(1,017)
Total other income (expense)	$(13,729)	$(14,279)	$(27,131)	$(29,627)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding. Total debt was $575.6 million and $610.9 million at June 30, 2011 and December 31, 2010, respectively. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and six months ended June 30, 2011 was lower than the same periods last year due to lower repayments on our borrowings of $55.6 million and $73.9 million for the respective periods. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $770,000 and $1.9 million for the three and six months ended June 30, 2011, compared with net foreign currency gains of $450,000 and $670,000 in the same periods last year.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating activities	$87,692	$117,086
Investing activities	(42,834)	(23,221)
Financing activities	(53,396)	(69,306)
Effect of exchange rates on cash and cash equivalents	7,345	(9,081)
Increase (decrease) in cash and cash equivalents	$(1,193)	$15,478

Cash and cash equivalents was $168.3 million at June 30, 2011, compared with $169.5 million at December 31, 2010. The balance remained relatively constant as a result of increased working capital and offset by lower debt repayments and a minor business acquisition in 2011.

Operating activities
Cash provided by operating activities during the first half of 2011 was $29.4 million lower, compared with the same period in 2010, primarily due to the payment of accrued bonus and profit sharing expenses during the six months ended June 30, 2011 and an increase in raw materials and finished goods inventory.

Investing activities
Cash used in investing activities during the first half of 2011 was $19.6 million higher, compared with the same period in 2010. The acquisition of property, plant, and equipment was stable for the comparative period while other investing activities, such as a minor business acquisition, provided the increase in investing activities.

Financing activities
During the first half of 2011, we repaid $55.6 million in borrowings, compared with $73.9 million during the same period in 2010. Cash generated from the exercise of stock-based awards was $2.6 million for the first half of 2011, compared with $6.8 million during the same period in 2010.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the first half of 2011 was an increase of $7.3 million, compared with a decrease of $9.1 million for the same period in 2010.

Off-balance sheet arrangements
We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2011 and December 31, 2010 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity, Sources and Uses of Capital:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $211.7 million at June 30, 2011, compared with $178.5 million at December 31, 2010.

On January 20, 2011, we increased our multicurrency revolving line of credit to $315 million. This expansion provides us with increased flexibility and liquidity for general corporate purposes. At June 30, 2011, there were no borrowings outstanding under the revolver, and $40.0 million was utilized by outstanding standby letters of credit.

On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes, at the option of the holders we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. The convertible notes were repurchased using a combination of cash on hand and borrowings under our multicurrency revolving line of credit. As a result of our repurchase of $184.8 million of the convertible notes as detailed above, we expect our tax payments to increase by

$5 million to $7.5 million in 2011.

Our net deferred tax assets consist primarily of tax credits and net operating loss carryforwards. The utilization of some of the net operating loss carryforwards are limited by Internal Revenue Code Section 382. Based on current projections, excluding the impact of the purchase of $184.8 million of the convertible notes, we expect to pay approximately $1.9 million in U.S. federal and state taxes and $16.5 million in local and foreign taxes in 2011. See Item 1: “Financial Statements Note 10: Income Taxes” for a discussion of our tax provision (benefit) and unrecognized tax benefits.

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

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2011 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, and Part II: Other Information Item 1A "Risk Factors" included in this Quarterly Report on Form 10-Q, as well as in our “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part 1, included in this Quarterly Report on Form 10‑Q.

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

Fair value represents the estimated price charged if an element were sold separately. If the fair value of any undelivered element included in a multiple deliverable arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until the fair value can be objectively determined for any remaining undelivered elements. We review our fair values on an annual basis or more frequently if a significant trend is noted.

If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology if project costs can be reliably estimated or the completed contract methodology if project costs cannot be reliably estimated. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

Certain of our revenue arrangements include an extended or noncustomary warranty provision which covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.

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

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units. Based on the relative fair values, we will reallocate our goodwill from our existing reporting units to the new reporting units within the Energy and Water operating segments in the first quarter of 2012.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to our October1 aggregate market value of our shares of common stock, while considering a reasonable control premium. Our 2010 annual goodwill impairment analysis did not result in an impairment charge as the fair value of each reporting unit exceeded its carrying value. The percentage by which the fair value of each reporting unit exceeded its carrying value and the amount of goodwill allocated to each reporting unit at October 1, 2010 was as follows:

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

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments, which are primarily interest rate swaps, are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by U.S. generally accepted accounting principles. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with major international financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, and Spain. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2011, we accrued $7.8 million and $15.1 million for such awards, compared with $11.8 million and $24 million in the same periods in 2010. Awards are typically distributed in the first quarter of the following year.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

Interest Rate Risk
The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at June 30, 2011. Our one-year pay-fixed receive one-month LIBOR interest rate swaps, which converted $100 million of our U.S. dollar term loan from a floating LIBOR interest rate to a fixed interest rate, expired on June 30, 2011. As a result of the expiration of our interest rate swaps, 59% of our borrowings are at fixed rates. We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2011, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at June 30, 2011.

	2011	2012	2013	2014	Total
	(in thousands)
Fixed Rate Debt
Principal: Convertible notes(1)	$223,604	$—	$—	$—	$223,604
Interest rate	2.50%

Variable Rate Debt
Principal: U.S. dollar term loan	$3,025	$6,051	$6,051	$185,489	$200,616
Average interest rate	3.75%	4.04%	4.93%	5.93%

Principal: Euro term loan	$2,397	$4,794	$4,794	$139,365	$151,350
Average interest rate	4.86%	5.42%	5.86%	6.59%

Interest rate swap on euro term loan(2)
Average interest rate (Pay)	6.59%	6.59%
Average interest rate (Receive)	3.61%	3.90%
Net/Spread	(2.98)%	(2.69)%

(1)
Our convertible notes mature in August 2026, however due to the combination of put, call, and conversion options in 2011, the notes are classified as current, (refer to Item 1: “Financial Statements, Note 6: Debt”).

(2)
The amortizing euro denominated interest rate swap is used to convert $115.6 million (€80.8 million) of our $151.4 million (€105.8 million) euro denominated variable rate term loan from a floating Euro Interbank Offered Rate (EURIBOR), plus the applicable margin, to a fixed interest rate of 6.59%, through December 31, 2012, plus or minus the variance in the applicable margin from 2%. As a result of the amortization schedule, the interest rate swap will terminate before the stated maturity of the term loan (Refer to Item 1: “Financial Statements, Note 7: Derivative Financial Instruments and Hedging Activities”).

Based on a sensitivity analysis as of June 30, 2011, we estimate that if market interest rates average one percentage point higher in 2011 than in the table above, our earnings in 2011 would not be materially impacted due to our interest rate swap in place at June 30, 2011.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 56% and 55% of total revenues for the three and six months ended June 30, 2011, compared with 50% and 52% for the same periods in 2010.
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

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 257 contracts were entered into during the six months ended June 30, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At June 30, 2011, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the second quarter of 2011.

Item 1A:	Risk Factors
Material changes to risk factors during the second quarter of 2011 from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011 are as follows:

Our international sales and operations are subject to complex laws relating to foreign corrupt practices and anti-bribery laws among many others, and a violation of, or change in, these laws could adversely affect our operations.

The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, where we have operations, has recently implemented the U.K. Bribery Act that could impose significant oversight obligations on us and could have application to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to a variety of litigation that could adversely affect our results of operations and financial condition.

From time to time, we are involved in litigation that arises from our business. Litigation may, for example, relate to product failure or product liability claims, alleged infringements of intellectual property rights of others, contractual disputes, or employment matters. We are also subject to securities litigation.

Litigation can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. We may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. While we currently maintain insurance coverage, such insurance may not provide adequate coverage against potential claims.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2011 that was not reported.

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

ITRON, INC.

August 1, 2011	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer