Form 10-Q
period 2011-09-30
ITRON INC /WA/
filed 2011-11-01
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2011 there were outstanding 40,732,045 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(restated)		(restated)
	(in thousands, except per share data)
Revenues	$615,555	$573,651	$1,791,647	$1,638,613
Cost of revenues	439,377	391,888	1,240,276	1,125,730
Gross profit	176,178	181,763	551,371	512,883

Operating expenses
Sales and marketing	45,037	41,197	138,530	123,708
Product development	38,672	34,038	120,048	100,100
General and administrative	32,212	30,710	100,661	97,052
Amortization of intangible assets	16,013	16,882	47,807	51,459
Restructuring	1,096	—	3,003	—
Goodwill impairment	540,400	—	540,400	—
Total operating expenses	673,430	122,827	950,449	372,319

Operating income (loss)	(497,252)	58,936	(399,078)	140,564
Other income (expense)
Interest income	155	166	631	444
Interest expense	(10,796)	(13,328)	(34,330)	(42,216)
Other income (expense), net	(3,147)	(4,423)	(7,220)	(5,440)
Total other income (expense)	(13,788)	(17,585)	(40,919)	(47,212)

Income (loss) before income taxes	(511,040)	41,351	(439,997)	93,352
Income tax provision	(6,042)	(13,712)	(15,529)	(15,152)
Net income (loss)	$(517,082)	$27,639	$(455,526)	$78,200

Earnings (loss) per common share - Basic	$(12.70)	$0.68	$(11.21)	$1.94
Earnings (loss) per common share - Diluted	$(12.70)	$0.68	$(11.21)	$1.91

Weighted average common shares outstanding - Basic	40,725	40,400	40,648	40,307
Weighted average common shares outstanding - Diluted	40,725	40,828	40,648	40,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$129,514	$169,477
Accounts receivable, net	377,107	371,662
Inventories	240,565	208,157
Deferred tax assets current, net	44,953	55,351
Other current assets	88,214	77,570
Total current assets	880,353	882,217

Property, plant, and equipment, net	287,565	299,242
Deferred tax assets noncurrent, net	28,053	35,050
Other long-term assets	66,878	28,242
Intangible assets, net	264,223	291,670
Goodwill	714,606	1,209,376
Total assets	$2,241,678	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$260,148	$241,949
Other current liabilities	31,198	49,690
Wages and benefits payable	83,173	110,479
Taxes payable	23,812	19,725
Current portion of debt	15,000	228,721
Current portion of warranty	50,798	24,912
Unearned revenue	43,814	28,258
Total current liabilities	507,943	703,734

Long-term debt	481,252	382,220
Long-term warranty	28,234	26,371
Pension plan benefit liability	66,550	61,450
Deferred tax liabilities noncurrent, net	41,974	54,412
Other long-term obligations	88,744	89,315
Total liabilities	1,214,697	1,317,502

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	1,343,940	1,328,249
Accumulated other comprehensive income (loss), net	3,547	(34,974)
(Accumulated deficit) retained earnings	(320,506)	135,020
Total shareholders’ equity	1,026,981	1,428,295
Total liabilities and shareholders’ equity	$2,241,678	$2,745,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011		2010
			(restated)
	(in thousands)
Operating activities
Net income (loss)	$(455,526)		$78,200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,919		97,184
Stock-based compensation	12,401		14,222
Amortization of prepaid debt fees	5,365		4,219
Amortization of convertible debt discount	5,336		7,505
Deferred taxes, net	(1,410)		(1,237)
Goodwill impairment	540,400		—
Other adjustments, net	1,961		4,008
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(21,940)		(53,425)
Inventories	(32,750)		(57,698)
Other current assets	(8,672)		(1,776)
Other long-term assets	(17,499)		1,642
Accounts payables, other current liabilities, and taxes payable	12,347		38,139
Wages and benefits payable	(28,018)		26,799
Unearned revenue	22,862		(2,814)
Warranty	28,028		16,535
Other operating, net	(6,003)		(4,387)
Net cash provided by operating activities	153,801		167,116

Investing activities
Acquisitions of property, plant, and equipment	(45,799)		(45,507)
Business acquisition, net of cash equivalents acquired	(14,635)		—
Other investing, net	634		5,412
Net cash used in investing activities	(59,800)		(40,095)

Financing activities
Proceeds from borrowings	670,000	—	—
Payments on debt	(804,304)		(106,524)
Issuance of common stock	3,512		7,931
Other financing, net	(5,319)		(2,330)
Net cash used in financing activities	(136,111)		(100,923)

Effect of foreign exchange rate changes on cash and cash equivalents	2,147		123
Increase (decrease) in cash and cash equivalents	(39,963)		26,221
Cash and cash equivalents at beginning of period	169,477		121,893
Cash and cash equivalents at end of period	$129,514		$148,114

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(3,130)		$(5,998)
Fair value of contingent and deferred consideration payable for business acquisition	5,108		—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$12,904		$17,447
Interest, net of amounts capitalized	25,964		31,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2010 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Variable interest entities of which we are the primary beneficiary are consolidated. At September 30, 2011, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

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

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. For a hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Upon termination of a net investment hedge, the net derivative gain/loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated operations. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three to 10 years for machinery and equipment, computers and purchased software, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We have had no significant impairments of long-lived assets. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We had no assets held for sale at September 30, 2011 and December 31, 2010. Gains and losses from asset disposals and impairment losses are classified within the statement of operations according to the use of the asset.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development, are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs associated with an acquisition are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units. In the first quarter of 2012, we will reallocate our goodwill from our existing reporting units to the new reporting units within the Energy and Water operating segments based on the relative fair values of the existing and new reporting units on January 1, 2012.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $66.2 million and $42.8 million at September 30, 2011 and December 31, 2010 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $15.9 million and $10.0 million at September 30, 2011 and December 31, 2010 and are recorded within other assets in the Consolidated Balance Sheets.

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. We generally do not capitalize product and software development expenses due to the relatively short period of time between technological feasibility and the completion of product and software development, and the immaterial nature of these costs.

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

Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions in which we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

Our accounting for uncertain tax positions utilizes a two step approach. A tax position is first evaluated for recognition based on its technical merits. Tax positions that have a greater than fifty percent likelihood of being realized upon ultimate settlement are then measured to determine amounts to be recognized in the financial statements. This measurement incorporates information about potential settlements with taxing authorities. A previously recognized tax position is derecognized in the first period in which the position no longer meets the more-likely-than-not recognition threshold or upon expiration of the statute of limitations. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as part of income tax expense.

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

Restatement
The unaudited quarterly financial information for the first three quarters of 2010 was restated in the fourth quarter of 2010. The restatement was made primarily to defer revenue previously recognized on one contract due to a misinterpretation of an extended warranty provision. While the restatement was not deemed material to the first three quarters of 2010, we concluded that the aggregate correction of such amounts would be material to the fourth quarter of 2010. Accordingly, although not material to our financial statements for the first three quarters of 2010, the results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 have been restated, as well as certain balance sheet components as of September 30, 2010. The consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flows have been restated, as follows:

Consolidated statement of operations	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenues	$575,968	$573,651	$1,644,708	$1,638,613
Cost of revenues	391,761	391,888	1,125,282	1,125,730
Gross profit	184,207	181,763	519,426	512,883
Operating income	61,380	58,936	147,107	140,564
Income before income taxes	43,795	41,351	99,895	93,352
Income tax (provision) benefit	(14,687)	(13,712)	(17,100)	(15,152)
Net income	29,108	27,639	82,795	78,200

Earnings per common share - Basic	$0.72	$0.68	$2.05	$1.94
Earnings per common share - Diluted	$0.71	$0.68	$2.02	$1.91

Consolidated balance sheet	September 30, 2010
	As previously reported	As restated
	(in thousands)
Accounts receivable, net	383,814	383,431
Deferred tax assets noncurrent, net	49,612	51,560
Long-term warranty	24,993	25,441
Other long-term obligations	68,417	74,167
Accumulated other comprehensive loss, net	(1,688)	(1,726)
Retained earnings	113,045	108,450

Consolidated statement of cash flow	Nine Months Ended September 30, 2010
	As previously reported	As restated
	(in thousands)
Operating activities
Net income	$82,795	$78,200
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes, net	711	(1,237)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(53,770)	(53,425)
Unearned revenue	(8,564)	(2,814)
Warranty	16,087	16,535

Note 2:    Earnings (Loss) Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(517,082)	$27,639	$(455,526)	$78,200

Weighted average common shares outstanding - Basic	40,725	40,400	40,648	40,307
Dilutive effect of convertible notes	—	—	—	138
Dilutive effect of stock-based awards	—	428	—	505
Weighted average common shares outstanding - Diluted	40,725	40,828	40,648	40,950
Earnings (loss) per common share - Basic	$(12.70)	$0.68	$(11.21)	$1.94
Earnings (loss) per common share - Diluted	$(12.70)	$0.68	$(11.21)	$1.91

Convertible Notes
Prior to the repayment/redemption of our convertible notes, we were required to settle the principal amount of the convertible notes in cash and could elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. During the periods in which the convertible notes were outstanding, we included in the EPS calculation the amount of shares it would have taken to satisfy the conversion obligation, assuming that all of the convertible notes were converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding. The average price of our common stock for the nine months ended September 30, 2010 exceeded the conversion price of $65.16 and, therefore, approximately 138,000 shares were included in the diluted EPS calculation for that period. The convertible notes were no longer outstanding as of September 30, 2011.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.4 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, and approximately 526,000 and 432,000 stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at September 30, 2011 and December 31, 2010.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2011	December 31, 2010
	(in thousands)
Trade receivables (net of allowance of $7,452 and $9,045)	$340,641	$328,811
Unbilled receivables	36,466	42,851
Total accounts receivable, net	$377,107	$371,662

At September 30, 2011 and December 31, 2010, $887,000 and $12.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At September 30, 2011 and December 31, 2010, contract retainage amounts that were unbilled and classified as unbilled receivables were $5.8 million and $2.1 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At September 30, 2011 and December 31, 2010, long-term unbilled receivables and long-term retainage contract receivables totaled $31.4 million and $5.9 million. The net increase in long-term other assets from December 31, 2010 to September 30, 2011 includes $11.7 million of retainage contract receivables and $7.5 million of unbilled receivables, which were reclassified to long-term as of September 30, 2011 due to delays in reaching certain contract milestones required for payment. These long-term unbilled receivables and retainage contract receivables are classified within other long-term assets as collection is not anticipated within the following 12 months. However, collection is expected within the following 18 months.

Allowance for doubtful account activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$8,980	$6,298	$9,045	$6,339
Provision (release) of doubtful accounts, net	175	(904)	128	(242)
Accounts written-off	(1,127)	(21)	(1,680)	(194)
Effects of change in exchange rates	(576)	393	(41)	(137)
Ending balance	$7,452	$5,766	$7,452	$5,766

Inventories	September 30, 2011	December 31, 2010
	(in thousands)
Materials	$132,309	$106,021
Work in process	17,209	18,389
Finished goods	91,047	83,747
Total inventories	$240,565	$208,157

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $14.5 million and $17.6 million at September 30, 2011 and December 31, 2010, respectively.

Property, plant, and equipment, net	September 30, 2011	December 31, 2010
	(in thousands)
Machinery and equipment	$281,205	$265,113
Computers and purchased software	75,657	63,077
Buildings, furniture, and improvements	146,841	146,661
Land	32,402	35,968
Construction in progress, including purchased equipment	20,104	20,531
Total cost	556,209	531,350
Accumulated depreciation	(268,644)	(232,108)
Property, plant, and equipment, net	$287,565	$299,242

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Depreciation expense	$16,607	$15,231	$49,112	$45,725
Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	September 30, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$394,990	$(303,634)	$91,356	$378,705	$(274,198)	$104,507
Customer contracts and relationships	292,479	(131,370)	161,109	282,997	(110,539)	172,458
Trademarks and trade names	74,701	(63,361)	11,340	73,194	(59,235)	13,959
Other	11,092	(10,674)	418	24,256	(23,510)	746
Total intangible assets	$773,262	$(509,039)	$264,223	$759,152	$(467,482)	$291,670

A summary of the intangible asset account activity is as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Beginning balance, intangible assets, gross	$759,152	$806,256
Intangible assets acquired	10,297	—
Assets no longer in use written-off	(8,450)	—
Effect of change in exchange rates	12,263	(33,730)
Ending balance, intangible assets, gross	$773,262	$772,526

Intangible assets that were written-off had been fully amortized and were no longer in use. Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2011 (amount remaining at September 30, 2011)	$15,497
2012	48,042
2013	39,582
2014	32,532
2015	26,698
Beyond 2015	101,872
Total intangible assets, net	$264,223
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at September 30, 2011 and 2010:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	130	(69,146)	(69,016)
Goodwill balance at September 30, 2010	$197,645	$1,038,938	$1,236,583

Goodwill balance at January 1, 2011	$198,048	$1,011,328	$1,209,376
Goodwill acquired	—	10,251	10,251
Goodwill impairment	—	(540,400)	(540,400)
Effect of change in exchange rates	(317)	35,696	35,379
Goodwill balance at September 30, 2011	$197,731	$516,875	$714,606

As a result of the considerable decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. Therefore, we performed an interim impairment test of our goodwill as of September 30, 2011, which resulted in an estimated goodwill write-down of $540.4 million in the third quarter of 2011. Pursuant to the procedures required to complete the two step goodwill impairment test, we will finalize the amount of the goodwill impairment charge during the fourth quarter of 2011, which could result in an increase or decrease to the estimated impairment charge recognized in the third quarter. The goodwill impairment charge does not affect the debt covenants under the Company's existing credit facility.

The goodwill impairment was associated with two reporting units from the Itron International operating segment. The goodwill balance before and after the estimated goodwill impairment is as follows:

	September 30, 2011
Reporting Unit	Before Estimated Impairment	Estimated Impairment	After Estimated Impairment
	(in thousands)
Itron International - Electricity	$363,626	$216,085	$147,541
Itron International - Water	389,308	324,315	64,993
		$540,400

Refer to Note 1: Summary of Significant Accounting Policies for a description of our reporting units and the methods used to determine the fair value of our reporting units and the amount of goodwill impairment.

Note 6:    Debt

The components of our borrowings are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
2011 credit facility
USD denominated term loan	$296,252	$—
Multicurrency revolving line of credit	200,000	—
2007 credit facility
USD denominated term loan	—	218,642
EUR denominated term loan	—	174,031
Convertible senior subordinated notes	—	218,268
Total debt	496,252	610,941
Current portion of long-term debt	(15,000)	(228,721)
Long-term debt	$481,252	$382,220

Credit Facilities
On August 5, 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (the 2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term but may be repaid and reborrowed prior to the revolver's maturity. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and any material U.S. domestic subsidiaries and secured by a pledge of substantially all of the assets of Itron, Inc. and any material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt and investments. We were in compliance with the debt covenants under the 2011 credit facility at September 30, 2011.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million from September 2011 through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016.

The 2011 credit facility permits us to borrow at various periodic rates for the term loan and the revolver based upon the London Interbank Offered Rate (LIBOR), plus a specified margin, and for the revolver we may, in lieu of LIBOR, select the U.S. prime rate, plus a specified margin. The additional margins are specified by our total leverage ratio (as defined in the credit agreement).  At September 30, 2011, the interest rate for the term loan and $190 million of the revolver was 1.73% (LIBOR plus a margin of 1.50%), and the interest rate for the remaining balance of the revolver ($10 million) was 3.75% (U.S. prime rate plus a margin of 0.50%).

Total credit facility repayments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
2011 credit facility term loan	$3,750	$—	$3,750	$—
2007 credit facility term loans	351,320	32,643	406,950	106,524
2007 credit facility revolving line of credit(1)	170,000	—	170,000	—
Total credit facility repayments	$525,070	$32,643	$580,700	$106,524
(1) See repayment of the convertible senior subordinated notes below.

At September 30, 2011, $200 million was outstanding under the 2011 credit facility revolver, and $35.9 million was utilized by outstanding standby letters of credit, resulting in $264.1 million available for additional borrowings.

Upon repayment of the 2007 credit facility, unamortized prepaid debt fees of $2.4 million were written-off to interest expense. Prepaid debt fees of approximately $6.2 million were capitalized associated with the 2011 credit facility. Unamortized prepaid debt fees were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Unamortized prepaid debt fees	$5,963	$4,483

Convertible Senior Subordinated Notes
On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes (convertible notes), at the option of the holders, we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. On September 30, 2011, we redeemed, at our option, the remaining $38.8 million of the convertible notes, plus accrued and unpaid interest. The convertible notes were repurchased and redeemed using $180 million of borrowings under our credit facilities and $44 million of cash on hand.

Our convertible notes were separated between the liability and equity components using our estimated non-convertible debt borrowing rate at the time our convertible notes were issued, which was determined to be 7.38%. This rate also reflected the effective interest rate on the liability component for all periods during which the convertible notes were outstanding. The equity component is retained as a permanent component of our shareholders' equity, and no gain or loss was recognized upon derecognition of the convertible notes as the fair value of the consideration transferred to the holders equaled the fair value of the liability component.

The discount on the liability component was fully amortized at June 30, 2011. The carrying amounts of the debt and equity components were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Face value of convertible notes	$—	$223,604
Unamortized discount	—	(5,336)
Net carrying amount of debt component	$—	$218,268

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Contractual interest coupon	$625	$1,398	$3,420	$4,193
Amortization of the discount on the liability component	—	2,547	5,336	7,505
Total interest expense on convertible notes	$625	$3,945	$8,756	$11,698
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 12, and Note 13 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by FASB Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at September 30, 2011 included foreign exchange spot and forward rates, both of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at September 30, 2011. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at September 30, 2011 and December 31, 2010 are as follows:

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$175	$63

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$5,845
Interest rate swap contracts	Other long-term obligations	—	975
Euro denominated term loan *	Current portion of debt	—	4,402
Euro denominated term loan *	Long-term debt	—	169,629
Total derivatives designated as hedging instruments under ASC 815-20		$—	$180,851

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$342	$457

Total liability derivatives		$342	$181,308

* The euro denominated term loan was a nonderivative financial instrument designated as a hedge of our net investment in international operations. The loan was repaid on August 8, 2011. The euro denominated term loan was recorded at its carrying value in the Consolidated Balance Sheets and was not recorded at fair value.

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively,

hedging instruments), net of tax, was as follows:

	2011	2010
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(10,034)	$(30,300)
Unrealized gain (loss) on derivative instruments	1,922	(2,920)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	(8,854)	12,203
Realized (gains) losses reclassified into net income (loss)	2,598	5,874
Net unrealized loss on hedging instruments at September 30,	$(14,368)	$(15,143)

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. Historically, we have entered into interest rate swaps to achieve a fixed rate of interest on the hedged portion of the debt in order to reduce variability in cash flows.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The objective of this swap was to protect us from increases in the EURIBOR base borrowing rates. The swaps did not protect us from changes to the applicable margin under our credit agreement. Throughout the duration of the hedging relationship, this cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. Consequently, effective changes in the fair value of the interest rate swap were recorded as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustments to interest expense. The notional amount of the swap was $147.7 million (€112.4 million) as of December 31, 2010. In August 2011, we repaid our 2007 credit facility, which included the euro-denominated term loan. In conjunction with the debt repayment, we paid $2.9 million to terminate the related interest rate swap on August 4, 2011, and the accumulated loss in OCI was reclassified to interest expense.

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

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2011	2010		2011	2010		2011	2010
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$277	$(603)	Interest expense	$(3,083)	$(2,715)	Interest expense	$(121)	$(11)

Nine Months Ended September 30,
Interest rate swap contracts	$(4,200)	$(4,725)	Interest expense	$(7,254)	$(9,525)	Interest expense	$(201)	$(85)

Net Investment Hedge
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposed us to fluctuations in the euro foreign exchange rate. Therefore, we designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan was revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations were recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan was $174.0 million (€132.4 million) as of December 31, 2010. The loan was repaid in full on August 8, 2011 as part of our repayment of the 2007 credit facility. The net derivative loss will remain in accumulated

OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three and nine months ended September 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$645	$(19,703)	$(14,278)	$19,795
Net of tax	$408	$(12,149)	$(8,854)	$12,203

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 421 contracts were entered into during the nine months ended September 30, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Foreign exchange forward contracts	$2,464	$(803)	$(877)	$2,244
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2011	December 31, 2010
	(in thousands)
Plan assets in other long-term assets	$(447)	$(412)
Current portion of pension plan liability in wages and benefits payable	2,823	2,656
Long-term portion of pension plan liability	66,550	61,450
Net pension plan benefit liability	$68,926	$63,694
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $40,000 and $431,000 to the defined benefit pension plans for the three and nine months ended September 30, 2011, and $37,000 and $375,000 for the three and nine months ended September 30, 2010, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2011, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $500,000 to our defined benefit pension plans. We contributed $519,000 to the defined benefit pension plans for the year ended December 31, 2010.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$637	493	$1,855	$1,493
Interest cost	947	858	2,833	2,608
Expected return on plan assets	(80)	(73)	(243)	(221)
Amortization of actuarial net loss (gain)	14	(6)	42	(19)
Amortization of unrecognized prior service costs	18	—	55	—
Net periodic benefit cost	$1,536	$1,272	$4,542	$3,861
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	$(320)	$843	$1,224	$3,138
Restricted stock units	2,916	3,962	10,320	10,344
Unrestricted stock awards	140	175	330	364
ESPP	147	121	527	376
Total stock-based compensation	$2,883	$5,101	$12,401	$14,222

Related tax benefit	$700	$1,421	$3,359	$4,153

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010
Dividend yield	—	—	—	—
Expected volatility	45.8%	—	46.4%	48.7%
Risk-free interest rate	0.9%	—	1.7%	2.3%
Expected life (years)	4.91	—	4.86	4.60

 (1) There were no employee stock options granted for the three months ended September 30, 2010.

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2011, 2,226,303 shares were available for grant under the Stock Incentive Plan.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(144)	40.82		$4,413
Outstanding, September 30, 2010	1,106	$55.11	5.83	$14,660

Exercisable and expected to vest, September 30, 2010	1,096	$54.99	5.80	$14,449

Exercisable, September 30, 2010	952	$52.25	5.40	$14,551

Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	103	52.13			$21.81
Exercised	(29)	19.53		$1,050
Forfeited	(63)	58.50
Expired	(1)	7.00
Outstanding, September 30, 2011	1,112	$55.72	4.68	$1,518

Exercisable and expected to vest, September 30, 2011	1,106	$55.74	4.65	$1,518

Exercisable, September 30, 2011	1,027	$55.94	4.30	$1,518

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

As of September 30, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately one year.

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

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or through the participant’s retirement eligible date. For performance awards granted in 2011, the maximum restricted stock units that may become eligible for vesting is 133,000 with a grant date fair value of $56.73.

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2010	326
Granted(2)	215	$63.42
Released	(78)		$5,216
Forfeited	(14)
Outstanding, September 30, 2010	449

Outstanding, January 1, 2011	588
Granted(2)	286	$54.82
Released	(201)		$15,739
Forfeited	(37)
Outstanding, September 30, 2011	636

Expected to vest, September 30, 2011	544		$16,040

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units do not include the respective 2010 and 2011 awards under the Performance Award Agreement, which are not eligible for vesting as of September 30 of each respective year.

At September 30, 2011, unrecognized compensation expense was $21.8 million, which is expected to be recognized over a weighted average period of approximately two years.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares of unrestricted stock issued	2,864	2,896	6,317	5,662

Weighted average grant date fair value	$48.84	$60.39	$52.19	$64.35

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares of stock sold to employees(1)	22,518	14,819	65,143	37,905

Weighted average fair value per ESPP award(2)	$4.43	$9.16	$5.56	$9.69

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three and nine months ended September 30.

At September 30, 2011, all compensation cost associated with the ESPP had been recognized. There were approximately 131,000 shares of common stock available for future issuance under the ESPP at September 30, 2011.
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

For the three and nine months ended September 30, 2011, we had tax provisions of 1.2% and 3.5%, based on a percentage of loss before income taxes. For the three and nine months ended September 30, 2010, we had tax provisions of 33% and 16%, based on income before income taxes.

Our tax provision in 2011 differs from the federal statutory rate due to the impact of the goodwill impairment, which is not deductible, projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, a benefit related to the settlement of a foreign tax litigation, and an election under U.S. Internal Revenue Code Sections 338 with respect to a foreign acquisition in 2007.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net interest and penalties expense (benefit)	$476	$(172)	$584	$124

Accrued interest and penalties recorded are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Accrued interest	$4,840	$4,403
Accrued penalties	3,444	3,233

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$30,477	$42,175
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	30,404	30,832

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $5.3 million within the next twelve months due to the expiration of the statute of limitations, and completion of examinations by taxing authorities. At September 30, 2011, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$240,000
Long-term borrowings	(200,000)	—
Standby LOC’s issued and outstanding	(35,872)	(43,540)
Net available for additional borrowings and LOC’s	$264,128	$196,460

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$76,405	$49,122
Standby LOC’s issued and outstanding	(30,500)	(21,784)
Short-term borrowings(2)	(901)	(66)
Net available for additional borrowings and LOC’s	$45,004	$27,272

Unsecured surety bonds in force	$142,336	$120,109

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. We may also provide an indemnification to our customers for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at September 30, 2011 were not material to our financial condition or results of operations.

In October, 2010, Transdata Incorporated (Transdata) filed a complaint in the U.S. District Court for the Eastern District of Texas against CenterPoint Energy (CenterPoint), one of our customers, and several other utilities alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contract with CenterPoint, we agreed to indemnify and defend CenterPoint in this lawsuit. The complaint seeks unspecified damages as well as injunctive relief. CenterPoint has denied all of the allegations. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

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

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington, in and for Spokane County against certain officers and directors seeking unspecified damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron's financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc. Defendants believe they have valid defenses and intend to defend themselves vigorously.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$62,838	$49,203	$51,283	$33,873
New product warranties	1,512	3,964	5,591	9,660
Other changes/adjustments to warranties	26,263	7,845	40,906	23,438
Reclassification from other current liabilities	—	—	—	2,878
Claims activity	(9,207)	(9,585)	(18,422)	(16,648)
Effect of change in exchange rates	(2,374)	2,246	(326)	472
Ending balance, September 30	79,032	53,673	79,032	53,673
Less: current portion of warranty	50,798	28,232	50,798	28,232
Long-term warranty	$28,234	$25,441	$28,234	$25,441

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense associated with our segments for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Itron North America	$21,850	$6,575	$28,364	$14,990
Itron International	5,925	5,234	9,575	20,986
Total warranty expense	$27,775	$11,809	$37,939	$35,976

Warranty expense for the three and nine months ended September 30, 2011 for Itron North America reflects an increase in warranty charges of $12.6 million associated with a vendor supplied component and the remainder due to corrective actions for specific customers. Warranty expense for the nine months ended September 30, 2011 for Itron International reflects the benefit of an $8.6 million recovery from a third party, associated with the settlement of product claims in Sweden in 2010. Warranty expense for the nine months ended September 30, 2010 for Itron International included $13.8 million in charges related to the resolution of claims in Sweden.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$19,109	$9,665	$14,637	$5,870
Unearned revenue for new extended warranties	3,138	2,424	8,286	6,970
Unearned revenue recognized	(283)	(389)	(959)	(1,140)
Ending balance, September 30	21,964	11,700	21,964	11,700
Less: current portion of unearned revenue for extended warranty	1,162	1,147	1,162	1,147
Long-term unearned revenue for extended warranty within Other long-term obligations	$20,802	$10,553	$20,802	$10,553

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

Plan costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Plan costs	$5,653	$5,053	$18,324	$14,455

IBNR accrual, which is included in wages and benefits payable, are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
IBNR accrual	$2,511	$2,056

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Restructuring
On October 26, 2011, we announced plans to restructure our manufacturing operations to increase efficiency and lower the cost of manufacturing. See Note 15 for further discussion.

Restructuring costs for the three and nine months ended September 30, 2011 were $1.1 million and $3.0 million, respectively, due primarily to severance costs for positions that were eliminated in the second and third quarters of 2011.
Note 12:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. Total comprehensive income (loss) during the reporting periods, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$(517,082)	$27,639	$(455,526)	$78,200
Foreign currency translation adjustment, net	(80,183)	125,169	43,361	(87,330)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges, net	2,086	(378)	1,922	(2,920)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument, net	408	(12,149)	(8,854)	12,203
Net hedging (gain) loss reclassified into net income (loss), net	(176)	1,677	2,598	5,874
Pension plan benefits liability adjustment, net	22	2	(506)	(683)
Total comprehensive income (loss)	$(594,925)	$141,960	$(417,005)	$5,344

Income tax (provision) benefit related to OCI during the reporting periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Foreign currency translation adjustment	$611	$(750)	$199	$(1,335)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,274)	225	(1,132)	1,805
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	(237)	7,554	5,424	(7,592)
Net hedging (gain) loss reclassified into net income (loss)	101	(1,038)	(1,602)	(3,651)
Pension plan benefits liability adjustment	(10)	(1)	207	220
Total income tax (provision) benefit on other comprehensive income (loss)	$(809)	$5,990	$3,096	$(10,553)

Accumulated other comprehensive income (loss), net of tax, was $3.5 million at September 30, 2011 and $(35.0) million at December 31, 2010. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 13:    Fair Values of Financial Instruments
The fair values at September 30, 2011 and December 31, 2010 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets		(in thousands)
Cash and cash equivalents	$129,514	$129,514	$169,477	$169,477
Foreign exchange forwards	175	175	63	63

Liabilities
2011 credit facility
USD denominated term loan	$296,252	$296,252	$—	$—
Multicurrency revolving line of credit	200,000	200,000	—	—
2007 credit facility
USD denominated term loan	—	—	218,642	219,462
EUR denominated term loan	—	—	174,031	174,684
Convertible senior subordinated notes	—	—	218,268	236,461
Interest rate swaps	—	—	6,820	6,820
Foreign exchange forwards	342	342	457	457
The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

2011 Credit Facility - term loan and multicurrency revolving line of credit: At September 30, 2011, the carrying values approximated fair value.  The term loan and revolver, which we entered into on August 5, 2011, are not traded publicly. The fair value is calculated using a discounted cash flow model with significant inputs that are corroborated by observable market data, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles.
2007 Credit Facility - term loans: On August 8, 2011, we repaid the remaining balance on our 2007 credit facility using proceeds from our 2011 credit facility. At December 31, 2010, the fair value was based on quoted prices from recent trades of the term loans. See Note 6 for further discussion.
Convertible senior subordinated notes: At September 30, 2011, the convertible notes were repurchased and redeemed using a combination of cash on hand and borrowings under our credit facilities. At December 31, 2010, the fair value was based on quoted prices from recent broker trades of the convertible notes. See Note 6 for further discussion.
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

Due to a decline in our market capitalization in September 2011, an interim impairment test of goodwill was performed as of September 30, 2011 resulting in a goodwill write-down of $540.4 million in the third quarter of 2011. The goodwill impairment was associated with two reporting units from the Itron International operating segment.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues
Itron North America	$294,577	$313,155	$859,783	$855,857
Itron International	320,978	260,496	931,864	782,756
Total Company	$615,555	$573,651	$1,791,647	$1,638,613

Gross profit
Itron North America	$84,919	$109,551	$276,599	$288,682
Itron International	91,259	72,212	274,772	224,201
Total Company	$176,178	$181,763	$551,371	$512,883

Operating income (loss)
Itron North America	$38,018	$62,274	$124,550	$149,694
Itron International	(525,411)	7,515	(492,700)	22,969
Corporate unallocated	(9,859)	(10,853)	(30,928)	(32,099)
Total Company	(497,252)	58,936	(399,078)	140,564
Total other income (expense)	(13,788)	(17,585)	(40,919)	(47,212)
Income (loss) before income taxes	$(511,040)	$41,351	$(439,997)	$93,352

No single customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2011, while one customer represented more than 10% of total Company revenues during the same periods in 2010. Three customers each accounted for more than 10% of Itron North America revenues for the three months ended September 30, 2011, and two customers each accounted for more than 10% of Itron North America revenues for the nine months ended September 30, 2011. Three customers each accounted for more than 10% of Itron North America revenues for the three and nine months ended September 30, 2010. No single customer represented more than 10% of Itron International revenues for the three and nine months ended September 30, 2011 and 2010.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
United States and Canada	$292,323	$310,671	$852,715	$849,174
Europe	207,645	173,936	638,830	562,284
Other	115,587	89,044	300,102	227,155
Total revenues	$615,555	$573,651	$1,791,647	$1,638,613

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Itron North America	$11,497	$11,484	$33,844	$34,212
Itron International	21,117	20,628	63,067	62,970
Corporate Unallocated	6	1	8	2
Total Company	$32,620	$32,113	$96,919	$97,184
Note 15:    Subsequent Events

Restructuring
On October 26, 2011, our management announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. Under the restructuring, we are implementing projects to close or consolidate several of our manufacturing facilities. Approximately one-third of our 31 global manufacturing locations will be impacted: six manufacturing facilities will be closed or sold, and operations at several other facilities will be reduced. Overall, we expect to reduce our workforce by approximately 7.5%.

We expect to take a pre-tax restructuring charge of approximately $65 million to $75 million over the next 15 to 18 months. A substantial portion of these charges is expected to be incurred and paid during the fourth quarter of 2011, throughout 2012, and the first half of 2013. Approximately $45 million of the charges are expected to be recorded in the fourth quarter of 2011, approximately $15 million will be recorded in 2012, and the remainder in 2013. Of the estimated charges, approximately 30% is related to closing or consolidating manufacturing and non-manufacturing operations, and approximately 70% is associated with severance costs.

Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations.

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock over the next twelve months.  The share repurchase program is effective immediately. Repurchases will be made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) reliance on certain key vendors and components, 4) competition, 5) changes in estimated liabilities for product warranties and/or litigation, 6) our dependence on customers’ acceptance of new products and their performance, 7) changes in domestic and international laws and regulations, 8) future business combinations, 9) changes in foreign currency exchange rates and interest rates, 10) international business risks, 11) our own and our customers' or suppliers' access to and cost of capital, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, as well as Part II: Other Information Item 1A "Risk Factors" included in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, which was filed with the SEC on August 2, 2011.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

In the first quarter of 2011, we announced a global reorganization by which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments have been identified, a transition to the new organizational structure, including changes to operations and financial and operational management systems will continue through the remainder of 2011. Throughout 2011, management and external financial reporting will be based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the new operations have occurred and new systems and processes are deployed. Financial reporting of the Energy and Water operating segments is expected to commence in the first quarter of 2012.

Overview

Revenues for the three months ended September 30, 2011 increased 7% to $616 million, and revenues for the nine months ended September 30, 2011 increased 9% to $1.8 billion, compared with the same periods last year. The revenue growth was driven by Itron International with 23% and 19% revenue increases for the three and nine months ended September 30, 2011, compared with the same periods last year. Meter and communication module volumes were relatively unchanged for the three and nine months ended September 30, 2011, compared with the same periods last year. Gross margin was three percentage points lower for the three months ended September 30, 2011 and 50 basis points lower for the nine months ended September 30, 2011, compared with the same periods last year, primarily due to third quarter 2011 Itron North America warranty charges. Total backlog was $1.4 billion and twelve-month backlog was $901 million at September 30, 2011.

As a result of the considerable decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. Therefore, we performed an interim impairment test of our goodwill as of September 30, 2011 which resulted in an estimated goodwill write-down of $540.4 million in the third quarter of 2011. The estimated goodwill impairment was associated with two reporting units from the Itron International operating segment. As a result, our diluted loss per share was $12.70 and $11.21 for the three and nine months ended September 30, 2011, compared with diluted earnings per share of $0.68 and $1.91 for the same periods last year. The goodwill impairment was not deductible for tax purposes and therefore did not reduce the tax provision for the three and nine months ended September 30, 2011. The amount of the goodwill impairment charge is subject to finalization during the fourth quarter of 2011.

As part of our global segment reorganization that was announced in March 2011, during the second and third quarters of 2011, we performed a comprehensive review of our cost structure. On October 26, 2011, we announced projects to restructure our manufacturing operations in order to increase efficiency and lower our cost of manufacturing. Under the restructuring, we are implementing projects to close or consolidate several of our manufacturing facilities. Approximately one-third of our 31 global manufacturing locations will be impacted: six manufacturing facilities will be closed or sold, and operations at several other facilities will be reduced. Overall, we expect to reduce our workforce by approximately 7.5%. We expect to take a pre-tax restructuring charge of approximately $65 to $75 million over the next 15 to 18 months. A substantial portion of these charges are expected to be incurred and paid during the fourth quarter of 2011, throughout 2012, and the first half of 2013. In 2012, we anticipate savings of approximately $15 million, which will be realized primarily in the second half of the year. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Restructuring costs of $1.1 million and $3.0 million were recorded in the three and nine months ended of September 30, 2011, primarily associated with severance for positions that were eliminated in the second and third quarters.

Net debt repayments during the nine months ended September 30, 2011 were $134.3 million, bringing the total debt outstanding to $496.3 million at September 30, 2011.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenues	$615,555	$573,651	7%	$1,791,647	$1,638,613	9%
Gross Profit	$176,178	$181,763	(3)%	$551,371	$512,883	8%
Gross Margin	28.6%	31.7%		30.8%	31.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues by region
United States and Canada	$292,323	$310,671	$852,715	$849,174
Europe	207,645	173,936	638,830	562,284
Other	115,587	89,044	300,102	227,155
Total revenues	$615,555	$573,651	$1,791,647	$1,638,613

Revenues
Revenues increased $41.9 million and $153.0 million, or 7% and 9%, for the three and nine months ended September 30, 2011, compared with the same periods last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $28.0 million and $68.0 million of the increase in revenues for the three and nine months ended September 30, 2011, compared with the same periods last year. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the three and nine months ended September 30, 2011, and one customer represented more than 10% of total revenues for the three and nine months ended September 30, 2010. Our 10 largest customers accounted for 35% and 31% of total revenues for the three and nine months ended September 30, 2011, and 37% and 33% for the three and nine months ended September 30, 2010, respectively.

Gross Margins
Gross margin was 28.6% and 30.8% for the three and nine months ended September 30, 2011, compared with 31.7% and 31.3% for the same periods last year primarily due to Itron North America warranty charges in the third quarter of 2011. The unfavorable impact of Itron North America onto the consolidated gross margin was partially offset by the combination of improved gross margin in Itron International and its increasing contribution to the consolidated results. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary
We classify meters into three categories:

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ communication technology in our meters. A summary of our meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(units in thousands)
Total meters (standard, advanced, and smart)
Itron North America
Electricity	1,680	1,800	4,770	4,990
Gas	120	160	400	420

Itron International
Electricity	2,120	2,020	5,610	5,590
Gas	1,000	940	3,050	2,940
Water	2,370	2,290	7,330	6,960
Total meters	7,290	7,210	21,160	20,900

Additional meter information (Total Company)
Advanced meters	1,280	1,110	3,310	2,830
Smart meters	1,100	1,130	3,000	2,990
Standalone advanced and smart communication modules	1,560	1,620	4,840	4,410
Advanced and smart meters and communication modules	3,940	3,860	11,150	10,230

Meters with other vendors’ advanced or smart communication technology	100	130	330	390

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 14: Segment Information”.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change		2011	2010	% Change
Segment Revenues	(in thousands)				(in thousands)
Itron North America	$294,577	$313,155	(6)%		$859,783	$855,857	—%
Itron International	320,978	260,496	23%		931,864	782,756	19%
Total revenues	$615,555	$573,651	7%		$1,791,647	$1,638,613	9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Itron North America	$84,919	28.8%	$109,551	35.0%	$276,599	32.2%	$288,682	33.7%
Itron International	91,259	28.4%	72,212	27.7%	274,772	29.5%	224,201	28.6%
Total gross profit and margin	$176,178	28.6%	$181,763	31.7%	$551,371	30.8%	$512,883	31.3%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Itron North America	$38,018	13%	$62,274	20%	$124,550	14%	$149,694	17%
Itron International	(525,411)	(164)%	7,515	3%	(492,700)	(53)%	22,969	3%
Corporate unallocated	(9,859)		(10,853)		(30,928)		(32,099)
Total Company	$(497,252)	(81)%	$58,936	10%	$(399,078)	(22)%	$140,564	9%

Itron North America:

Revenues - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Revenues decreased $18.6 million, or 6%, for the three months ended September 30, 2011, compared with the same period last year. The decrease in revenues was primarily due to a 9% decline in OpenWay meter and communication module volumes, which was due to the timing of certain projects nearing completion. For the three months ended September 30, 2011, non-OpenWay product and service revenues, which include standard and advanced meters as well as smart gas communication modules, were comparable with the same period last year.

Three customers each represented more than 10% of Itron North America revenues in the three months ended September 30, 2011 and 2010.

Revenues - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Revenues for the nine months ended September 30, 2011 were comparable with the same period last year. A 7% increase in revenues for non-OpenWay products and service revenues, including smart gas communication modules, was primarily offset by a decline in OpenWay meter and communication module volumes.

Two customers each represented more than 10% of Itron North America revenues in the nine months ended September 30, 2011, and three customers each represented more than 10% of Itron North America revenues in the nine months ended September 30, 2010.

Gross Margin - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Gross margin was 28.8% for the three months ended September 30, 2011, compared with gross margin of 35.0% for the same period last year. Increased warranty charges of $12.6 million associated with a vendor supplied component and $4.7 million due to corrective actions for specific customers reduced gross margin by six percentage points. In addition, increased revenues and margins for smart gas communication modules and non-OpenWay services were partially offset by higher OpenWay project costs.

Gross Margin - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Gross margin was 32.2% for the nine months ended September 30, 2011, compared with gross margin of 33.7% for the same period last year. Increased third quarter 2011 warranty charges of $12.6 million associated with a vendor supplied component and $3.7 million due to corrective actions for specific customers reduced gross margin by two percentage points. In addition, increased revenues and margins for smart gas communication modules and non-OpenWay services were partially offset by higher OpenWay project costs.

Operating Expenses - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Itron North America operating expenses decreased $376,000, or 1%, for the three months ended September 30, 2011, compared with the same period last year, primarily due to reduced sales and marketing, general and administrative expenses, and scheduled decreases in amortization of intangible assets, partially offset by increased product development costs for new and enhanced products. Operating expenses as a percentage of revenues were 16% for the three months ended September 30, 2011, compared with 15% for the same period last year.

Operating Expenses - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Itron North America operating expenses increased $13.1 million, or 9%, for the nine months ended September 30, 2011, compared with the same period last year, primarily due to increased product development costs for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities. These higher costs were partially offset by a scheduled decrease in amortization of intangible assets. Operating expenses as a percentage of revenues were 18% for the nine months ended September 30, 2011, compared with 16% for the same period last year.

Itron International:

Itron International business line revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Electricity	$121,463	$102,918	$336,698	$302,645
Water	102,052	79,789	315,248	253,670
Gas	97,463	77,788	279,918	226,440
Itron International revenues	$320,978	$260,496	$931,864	$782,756

Revenues - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Revenues increased $60.5 million, or 23%, for the three months ended September 30, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $24.4 million of the increase in revenues. Meter and communication module volumes increased 6% for the three months ended September 30, 2011, compared with the same period last year primarily due to increased gas and water advanced metering projects and electricity prepayment meter sales.

No single customer represented more than 10% of Itron International revenues in the three months ended September 30, 2011 and 2010.

Revenues - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Revenues increased $149.1 million, or 19%, for the nine months ended September 30, 2011, compared with the same period last year. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $61.8 million of the increase in revenues. Meter and communication module volumes increased 5% for the nine months ended September 30, 2011, compared with the same period last year primarily due to increased gas and water advanced metering projects and electricity prepayment meter sales.

No single customer represented more than 10% of Itron International revenues in the nine months ended September 30, 2011 and 2010.

Gross Margin - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Itron International gross margin increased to 28.4% for the three months ended September 30, 2011, compared with gross margin of 27.7% for the same period last year.

•	Electricity margins were favorably impacted by a favorable product mix of prepayment meter sales.

•	Gas margins increased due to a favorable mix of higher margin Commercial and Industrial (C&I) products.

•	Water margins decreased primarily due to higher material costs, including brass.

Gross Margin - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Itron International gross margin increased to 29.5% for the nine months ended September 30, 2011, compared with gross margin of 28.6% for the same period last year. Gross margin for the nine months ended September 30, 2010 was impacted by warranty expense of $13.8 million associated with claims in Sweden.

•
Electricity margins were impacted favorably by lower warranty expense. Warranty expense in 2011 included an $8.6 million recovery from a third party associated with claims in Sweden and a $7.7 million charge related to certain products in Brazil.

•	Gas margins increased due to a favorable mix of higher margin C&I products.

•	Water margins decreased primarily due to higher material costs, including brass.

Operating Expenses - Three months ended September 30, 2011 vs. Three months ended September 30, 2010
Itron International operating expenses for the three months ended September 30, 2011 included an estimated goodwill impairment of $540.4 million associated with two of its reporting units, as discussed in Overview. Operating expenses increased an additional $11.6 million for the three months ended September 30, 2011, compared with the same period last year, of which $6.1 million represented the net translation effect of foreign currencies to the U.S. dollar.

Operating Expenses - Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
Itron International operating expenses for the nine months ended September 30, 2011 included an estimated goodwill impairment of $540.4 million associated with two of its reporting units, as discussed in Overview. Operating expenses increased an additional $25.8 million for the nine months ended September 30, 2011, compared with the same period last year, of which $14.4 million represented the net translation effect of foreign currencies to the U.S. dollar.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased 9% to $9.9 million in the three months ended September 30, 2011 and decreased 4% to $30.9 million in the nine months ended September 30, 2011, compared with the same periods last year. The decrease was primarily due to the reversal of approximately $1.0 million in stock-based compensation expense from the forfeiture of stock-based awards and the reversal of accrued bonus expense resulting from the retirement of our former chief executive officer in August 2011.

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

Information on bookings and backlog is summarized as follows:

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2011	$441	$1,439	$901
June 30, 2011	483	1,622	1,049
March 31, 2011	681	1,747	989
December 31, 2010	581	1,620	913
September 30, 2010	528	1,663	958

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Itron North America	Itron International
	(in millions)
September 30, 2011	$441	$127	$314
June 30, 2011	483	148	335
March 31, 2011	681	379	302
December 31, 2010	581	301	280
September 30, 2010	528	272	256

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received and/or contractual conditions are satisfied. For the quarter ended March 31, 2011, bookings included an OpenWay contract for $268 million with BC Hydro.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	% of Revenues	2010	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$45,037	7%	$41,197	7%	$138,530	8%	$123,708	8%
Product development	38,672	6%	34,038	6%	120,048	7%	100,100	6%
General and administrative	32,212	5%	30,710	5%	100,661	6%	97,052	6%
Amortization of intangible assets	16,013	3%	16,882	3%	47,807	3%	51,459	3%
Restructuring	1,096	—%	—	—%	3,003	—%	—	—%
Goodwill impairment	540,400	88%	—	—%	540,400	30%	—	—%
Total operating expenses	$673,430	109%	$122,827	21%	$950,449	53%	$372,319	23%

As a result of the considerable decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. Therefore, we performed an interim impairment test of our goodwill as of September 30, 2011, which resulted in an estimated goodwill impairment of $540.4 million associated with two reporting units within our Itron International reporting unit. Operating expenses increased an additional $10.2 million for the three months ended September 30, 2011, compared with the same period last year, of which $6.3 million represented the net translation effect of foreign currencies to the U.S. dollar. Operating expenses increased an additional $37.7 million for the nine months ended September 30, 2011, compared with the same period last year, of which $15.0 million represented the net translation effect of foreign currencies to the U.S. dollar. Higher costs related to product development for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities were partially offset by a scheduled decrease in amortization of intangible assets.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$155	$166	$631	$444
Interest expense	(7,696)	(11,872)	(28,965)	(37,997)
Amortization of prepaid debt fees	(3,100)	(1,456)	(5,365)	(4,219)
Other income (expense), net	(3,147)	(4,423)	(7,220)	(5,440)
Total other income (expense)	$(13,788)	$(17,585)	$(40,919)	$(47,212)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding. Total debt was $496.3 million and $610.9 million at September 30, 2011 and December 31, 2010, respectively. Interest expense for the three and nine months ended September 30, 2011 also included $2.9 million reclassified from accumulated other comprehensive income upon the termination of our remaining interest rate swap associated with our 2007 credit facility. Refer to Item 1: “Financial Statements Note 6: Debt" and "Financial Statements Note 7: Derivative Financial Instruments" for additional details related to our long-term borrowings and derivative instruments.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and nine months ended September 30, 2011 was higher than the same periods last year due to the $2.4 million write-off of unamortized prepaid debt fees associated with our 2007 credit facility that was replaced with the 2011 credit facility. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $1.1 million and $3.0 million for the three and nine months ended September 30, 2011, compared with net foreign currency losses of $2.9 million and $2.2 million in the same periods last year.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating activities	$153,801	$167,116
Investing activities	(59,800)	(40,095)
Financing activities	(136,111)	(100,923)
Effect of exchange rates on cash and cash equivalents	2,147	123
Increase (decrease) in cash and cash equivalents	$(39,963)	$26,221

Cash and cash equivalents was $129.5 million at September 30, 2011, compared with $169.5 million at December 31, 2010. The decrease was primarily the result of repayments of debt and an increase in raw materials and finished goods inventory.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2011 was $13.3 million lower, compared with the same period in 2010, primarily due to the payment of accrued bonus and profit sharing expenses during the nine months ended September 30, 2011 and an increase in raw materials and finished goods inventory.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2011 was $19.7 million higher, compared with the same period in 2010. The acquisition of property, plant, and equipment was stable for the comparative periods while other investing activities, such as a minor business acquisition, provided the increase.

Financing activities
During the nine months ended September 30, 2011, net repayments on borrowings were $134.3 million, compared with $106.5 million during the same period in 2010. Cash paid for debt fees was $6.8 million for the nine months ended September 30, 2011, compared with $1.3 million during the same period in 2010.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2011 was an increase of $2.1 million, compared with a increase of $123,000 for the same period in 2010.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2011 and December 31, 2010 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $372.4 million at September 30, 2011, compared with $178.5 million at December 31, 2010.

Borrowings
On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes (convertible notes), at the option of the holders, we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. On September 30, 2011, we redeemed, at our option, the remaining $38.8 million of the convertible notes, plus accrued and unpaid interest. The convertible notes were repurchased and redeemed using a combination of cash on hand and borrowings under our credit facilities.

On August 5, 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007. The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. At September 30, 2011, $200 million was outstanding under the revolver, and $35.9 million was utilized by outstanding standby letters of credit, resulting in $264.1 million available for additional borrowings.

For further description of the term loan and the revolver under our 2011 credit facility, refer to Item 1: “Financial Statements Note 6: Debt”.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2011 credit facility, refer to Item 1: “Financial Statements Note 11: Commitments and Contingencies”.

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock over the next twelve months.  The share repurchase program is effective immediately. Repurchases will be made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Restructuring
On October 26, 2011, we announced projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. Under the restructuring, we are implementing projects to close or consolidate several of our manufacturing facilities. Approximately one-third of our 31 global manufacturing locations will be impacted: six manufacturing facilities will be closed or sold, and operations at several other facilities will be reduced. Overall, we expect to reduce our global workforce by approximately 7.5%. In connection with the restructuring projects, we expect to recognize pre-tax restructuring charges of $65 to $75 million over the next 15 to 18 months. A substantial portion of these charges is expected to be incurred and paid during the fourth quarter of 2011, throughout 2012, and the first half of 2013. Approximately $45 million of the charges are expected to be recorded in the fourth quarter of 2011, approximately $15 million will be recorded in 2012, and the remainder in 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. For 2012, we expect to achieve savings of approximately $15 million, which will be realized primarily in the second half of the year. By the end of 2013, we expect to realize substantially all of the annualized cost savings of approximately $30 million.

Other Liquidity Considerations
Our net deferred tax assets consist primarily of tax credits and net operating loss carryforwards. The utilization of some of the net operating loss carryforwards are limited by Internal Revenue Code Section 382. Based on current projections, including the impact of the repurchase of all of the convertible notes, we expect to pay approximately $11.1 million in U.S. federal and state taxes and $19.0 million in local and foreign taxes in 2011. See Item 1: “Financial Statements Note 10: Income Taxes” for a discussion of our tax provision (benefit) and unrecognized tax benefits.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2011 contributions, refer to Item 1: “Financial Statements Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2011 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, Part II: Other Information Item 1A "Risk Factors" included in our Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2011, which was filed with the SEC on August 2, 2011, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Our Itron North America operating segment represents one reporting unit, while our Itron International operating segment has three reporting units. In the first quarter of 2012, we will reallocate our goodwill from our existing reporting units to the new reporting units within the Energy and Water operating segments based on the relative fair values of the existing and new reporting units on January 1, 2012.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. Our 2010 annual goodwill impairment analysis did not result in an impairment charge as the fair value of each reporting unit exceeded its carrying value.

As a result of the considerable decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. Therefore, we performed an interim impairment test of our goodwill as of September 30, 2011, which resulted in an estimated goodwill write-down of $540.4 million in the third quarter of 2011. Pursuant to the procedures required to complete the two step goodwill impairment test, we will finalize the amount of the goodwill impairment charge during the fourth quarter of 2011, which could result in an increase or a decrease to the estimated impairment charge recognized in the third quarter. The goodwill impairment does not affect the debt covenants under the Company's existing credit facility.

The goodwill impairment was associated with two reporting units from the Itron International operating segment. The goodwill balance before and after the estimated goodwill impairment is as follows:

	September 30, 2011
Reporting Unit	Before Estimated Impairment	Estimated Impairment	After Estimated Impairment
	(in thousands)
Itron International - Electricity	$363,626	$216,085	$147,541
Itron International - Water	389,308	324,315	64,993
		$540,400	$212,534

The percentage by which the estimated fair value of the remaining two reporting units exceeded their carrying value and the amount of goodwill allocated to each of these remaining reporting units at September 30, 2011 was as follows:

	September 30, 2011
Reporting Unit	Goodwill	Fair Value Exceeded Carrying Value
	(in thousands)
Itron North America	$197,731	123%
Itron International - Gas	304,341	7%
	$502,072

Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a further decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2011, we accrued $3.7 million and $19.3 million for such awards, compared with $12.1 million and $36.8 million in the same periods in 2010. Awards are typically distributed in the first quarter of the following year.

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
In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations. As part of our risk management strategy, we may use derivative financial instruments to hedge certain foreign currency and interest rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, therefore reducing the impact of volatility on earnings or protecting the fair values of assets and liabilities. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for trading or speculative purposes.

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments.

On August 4, 2011, we terminated our pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap, which converted a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%. As a result, 100% of our borrowings are at variable rates at September 30, 2011. We will continue to monitor and assess our interest rate risk and may institute interest rate swaps or other derivative instruments to manage such risk in the future (refer to Item 1: "Financial Statements, Note 7: Derivative Financial Instruments").

Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2011, our estimated leverage ratio, which determines our additional interest rate margin, and a static foreign exchange rate at September 30, 2011.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at September 30, 2011.

	2011	2012	2013	2014	2015	Beyond 2015	Total
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$3,750	$15,000	$18,750	$26,250	$30,000	$202,502	$296,252
Average interest rate	1.63%	1.69%	1.82%	2.36%	3.07%	3.58%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	1.63%	1.69%	1.82%	2.36%	3.07%	3.58%

Based on a sensitivity analysis as of September 30, 2011, we estimate that, if market interest rates average one percentage point higher in 2011 than in the table above, our financial results in 2011 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar was 56% of total revenues for the three and nine months ended September 30, 2011, compared with 48% and 50% for the same periods in 2010.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 421 contracts were entered into during the nine months ended September 30, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At September 30, 2011, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the third quarter of 2011.

Item 1A:	Risk Factors

There were no material changes to risk factors during the third quarter of 2011 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 25, 2011, and in Part II: Other Information Item 1A "Risk Factors" included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was filed with the SEC on August 2, 2011.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2011 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1	Executive Deferred Compensation Plan.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
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

ITRON, INC.

October 31, 2011	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer