Form 10-K
period 2011-12-31
ITRON INC /WA/
filed 2012-02-17
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $1,957,036,021.
As of January 31, 2012 there were outstanding 39,826,906 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 4, 2012.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Certain Forward-Looking Statements
This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on customers’ acceptance of new products and their performance, 5) competition, 6) changes in domestic and international laws and regulations, 7) changes in foreign currency exchange rates and interest rates, 8) international business risks, 9) our own and our customers’ or suppliers’ access to and cost of capital, 10) future business combinations, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K.
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
General
Itron is a technology company dedicated to delivering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers install, implement, operate, and maintain their systems.
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
Standard Metering
A standard meter measures electricity, natural gas, water, or thermal energy by mechanical, electromechanical, or electronic means, with no built-in remote-reading communication capability. Standard meters require manual reading, which is typically performed by a utility representative or meter reading service provider. Worldwide, we produce standard residential, commercial and industrial (C&I), and transmission and distribution (T&D) electricity, natural gas, water, and heat meters.

Advanced Metering Systems and Technology
Advanced metering uses a communication module embedded in the meter to collect and store detailed meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks, allowing utilities to collect the data for billing systems and analyze the meter data for more efficient resource management and operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and technology. Depending on the country, communication technologies include telephone, RF (radio frequency), GSM (global system for mobile communications), PLC (power line carrier), and Ethernet devices.
Smart Metering Systems and Technology
Smart meters have two-way communication to automatically and frequently collect and transmit meter data to support various applications beyond monthly billings. Our smart metering solutions have substantially more features and functions than our advanced metering systems and technology. Smart meters are able to collect and store interval data, perform remote connect/disconnect, send detailed information, receive commands, and interface with other devices, such as in-home displays, smart thermostats and appliances, home area networks, advanced control systems, and more.
Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2011	$2,120	$1,296	$766
December 31, 2010	2,396	1,620	913
December 31, 2009	1,849	1,488	807

Information on bookings by our operating segments is as follows:

Year Ended	Total Bookings	Itron North America	Itron International
	(in millions)
December 31, 2011	$2,120	$845	$1,275
December 31, 2010	2,396	1,252	1,144
December 31, 2009	1,849	828	1,021

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received and/or contractual conditions are satisfied.
Our Operating Segments
We operate under the Itron brand worldwide. Our operating segments as of December 31, 2011 are Itron North America and Itron International. In March 2011, we announced the reorganization of our global organizational structure by which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments were identified, the transition to the new organizational structure, including changes to operations and financial and operational management systems is ongoing. Therefore, throughout 2011, management and external financial reporting are based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the operations have occurred and new systems and processes are deployed, which will be completed in the first quarter of 2012. We will report the Energy and Water operating segments in the first quarter of 2012.

Itron North America generates the majority of its revenues in the United States and Canada. Itron International generates the majority of its revenues in EMEA (Europe, Middle East, and Africa), and the balance primarily in South America and Asia/Pacific.
Sales and Distribution
We use a combination of direct and indirect sales channels in both operating segments. A direct sales force is utilized for the largest electric, natural gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, representative agencies, partners, and meter manufacturer representatives.

No single customer represented more than 10% of total revenues for the years ended December 31, 2011 and 2009. One customer, Southern California Edison, of our Itron North America operating segment, represented 11% of total Company revenues for the year ended December 31, 2010. Our 10 largest customers in each of the years ended December 31, 2011, 2010, and 2009 accounted for approximately 33%, 34%, and 17%, of total revenues, respectively.
Raw Materials
Our products require a wide variety of components and materials, which are subject to price and supply fluctuations. We enter into standard purchase orders in the ordinary course of business, which can vary in terms and can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for most of our material requirements, certain components and raw materials are supplied by sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. Refer to Item 1A: “Risk Factors”, included in this Annual Report on Form 10-K, for further discussion related to supply risks.
Product Development
Our product development is focused on both improving existing technology and developing next-generation technology for electricity, natural gas, water, and heat meters, data collection software, communications technologies, data warehousing, and knowledge application solutions. We spent approximately $163 million, $140 million, and $122 million on product development in 2011, 2010, and 2009, which represented 7%, 6%, and 7% of total revenues in those respective years.
Workforce
As of December 31, 2011, we had approximately 9,600 people in our workforce, including permanent and temporary employees and contractors. We have not experienced significant work stoppages and consider our employee relations to be good.
Competition
We provide a broad portfolio of products, systems, and services to customers in the utility industry and have a large number of competitors who offer similar products, systems, and services. We believe that our competitive advantage is based on our capability to innovate, our ability to provide complete end-to-end integrated solutions (including metering, network communications, data collection systems, and meter data management software), our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Our primary competitors include the following companies:

Arad Group	Siemens	Pietro Fiorentini S.p.A.
Badger Meter, Inc.	ESCO Technologies Inc.	Roper Industries, Inc.
Daesung Industrial Co., Ltd.	General Electric Company	Sensus Ltd.
Dandong Dongfa (Group) Co., Ltd.	Holley Group Co., Ltd.	Silver Spring Networks, Inc.
Diehl Stiftung & Co. KG	Jiangxi Sanchuan Water Meter Co., Ltd.	Toshiba Corporation
Echelon Corporation	Minol-ZENNER SA	Trilliant Incorporated
El Sewedy Electric Company	Ningbo Sanxing (Group) Co., Ltd.
Elster Group SE	Ningbo Water Meter Co., Ltd.
Emerson Electric Company	Oracle Corporation
We may compete with divisions or subsidiaries of our competitors.
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
Intellectual Property
Our patents and patent applications cover a range of technologies, which relate to standard metering, advanced metering systems and technology, smart metering systems and technology, meter data management software, and knowledge application solutions. We also rely on a combination of copyrights and trade secrets to protect our products and technologies. We have registered trademarks for most of our major product lines in the United States and many other countries.
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

MANAGEMENT

Set forth below are the names, ages, and titles of our executive officers as of February 16, 2012.

Name	Age	Position
LeRoy D. Nosbaum	65	President and Chief Executive Officer
Steven M. Helmbrecht	49	Sr. Vice President and Chief Financial Officer
John W. Holleran	57	Sr. Vice President, Special Projects, and Corporate Secretary
Philip C. Mezey*	52	President and Chief Operating Officer, Energy
Marcel Regnier*	54	President and Chief Operating Officer, Water
Jared P. Serff	44	Vice President, Competitive Resources
Shannon M. Votava	51	Vice President and General Counsel

LeRoy D. Nosbaum is President, Chief Executive Officer and a member of the Board of Directors. Mr. Nosbaum was reappointed as President and Chief Executive Officer and to the Board of Directors on August 31, 2011. Mr. Nosbaum previously served as Itron's Chief Executive Officer from 2000 and additionally as Chairman of the Board from 2002 until his retirement in March 2009. Mr. Nosbaum originally joined Itron in 1996 and had executive responsibilities for manufacturing, product development, operations, and marketing before he was promoted to the position of Chief Executive Officer. Before joining Itron, Mr. Nosbaum was Executive Vice President and General Manager of Metricom Inc., a supplier of wireless data communications networking technology.
Steve M. Helmbrecht is Sr. Vice President and Chief Financial Officer. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International, and was named Sr. Vice President and Chief Financial Officer in 2005. Previously, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation, acquired by Itron in 2002.
John W. Holleran is Sr. Vice President, Special Projects, and Corporate Secretary. Mr. Holleran joined Itron in January 2007 as Sr. Vice President, General Counsel, and Corporate Secretary. On January 1, 2012, Mr. Holleran transferred his responsibilities as General Counsel to Shannon M. Votava. In 2006, Mr. Holleran was associated with Holleran Law Offices PLLC, and in 2005 was Executive Vice President, Administration, and Chief Legal Officer for Boise Cascade, LLC, the paper and forest products company resulting from the reorganization of Boise Cascade Corporation, in 2004. While with Boise Cascade Corporation, Mr. Holleran most recently served as Sr. Vice President, Human Resources, and General Counsel.
Philip C. Mezey* is President and Chief Operating Officer, Energy. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group with Itron’s acquisition of Silicon Energy Corp. Mr. Mezey was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005, Mr. Mezey became Sr. Vice President Software Solutions and in 2007, Mr. Mezey became Sr. Vice President and Chief Operating Officer - Itron North America. In March 2011, Mr. Mezey was promoted to his current position.
Marcel Regnier* is President and Chief Operating Officer, Water. Mr. Regnier joined Itron in April 2007 as part of our acquisition of Actaris. Mr. Regnier served as Actaris’ Managing Director of its water and heat business unit from 2001, when Actaris was created as a result of the reorganization of Schlumberger’s operations, until April 2008, when he was promoted to Sr. Vice President and Chief Operating Officer - Itron International. In March 2011, Mr. Regnier was promoted to his current position.
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
Shannon M. Votava is Vice President and General Counsel. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to her current position on January 1, 2012. Before joining Itron, Ms. Votava was Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010 and General Counsel at Honeywell Electronic Materials, Inc. from 2003 to October 2008.

* In March 2011, we announced the reorganization of our global organization in which the Company will have two operating segments, Energy and Water, led by Philip Mezey and Marcel Regnier, respectively. The transition to the new organizational structure, including changes to operations and financial and operational management systems is ongoing. Therefore, throughout 2011, management and external financial reporting are based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the operations have occurred and new systems and processes are deployed, which will be completed in the first quarter of 2012. We will report Energy and Water operating segments in the first quarter of 2012.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers’ access to capital upon acceptable terms, the timing and availability of government subsidies or other incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and fluctuating interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

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

Sales cycles for advanced and smart metering systems are generally long and unpredictable due to several factors, including budgeting, purchasing, and regulatory approval processes that can take several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation processes, review different technical options with vendors, analyze performance and cost/benefit justifications, and perform a regulatory review, in addition to applying the normal budget approval process. Today, governments around the world are implementing new laws and regulations to promote increased energy efficiency, slow or reverse growth in the consumption of scarce resources, reduce carbon dioxide emissions, and protect the environment. Many of the legislative and regulatory initiatives encourage utilities to develop a smart grid infrastructure, and some of these initiatives provide for government subsidies, grants, or other incentives to utilities and other participants in their industry to promote transition to smart grid technologies.

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

While we believe these initiatives will provide opportunities for sales of our products, the pace at which these markets will grow is unknown due to the timing of legislation, regulatory approvals related to the deployment of new technology, capital budgets of utilities, and purchasing decisions by our customers. If government regulations regarding the smart grid and smart metering are delayed, revised to permit lower or different investment levels in metering infrastructure, or terminated altogether, this could have a material adverse effect on our results of operation, cash flow, and financial condition.

A significant portion of our revenue is generated with a limited number of customers.

Historically, our revenues have been concentrated with a limited number of customers, which change over time. No customers represented more than 10% of total revenues for the year ended December 31, 2011. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues, or possible acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on our financial and operating results. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

As we enter into agreements related to the deployment of smart metering systems and technology, the value of certain contracts can be substantially larger than contracts we have had with our customers in the past. These deployments last several years and can exceed the length of prior deployment agreements. The terms and conditions of these smart metering system agreements related to testing, contractual liabilities, warranties, performance, and indemnities can be substantially different than the terms and conditions associated with our previous contracts.

Our quarterly results may fluctuate substantially due to several additional factors.

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including those risks and events included throughout this section. Additional factors that may cause the price of our common stock to decline include:

•	a higher proportion of products sold with fewer features and functionality, resulting in lower revenues and gross margins;

•	a shift in sales channel mix, which could impact the revenue received and commissions paid;

•	a change in accounting standards or practices that may impact us to a greater degree than other companies due to our product mix, which would impact revenue recognition, or our borrowing structure;

•	a change in existing taxation rules or practices due to our specific operating structure that may not be comparable to other companies; and

•	a shortfall in sales without a proportional decrease in expenses.

We may face product-failure exposure.

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. These warranty and related product-failure allowances may be inadequate due to product defects, unanticipated component failures, as well as higher than anticipated material, labor, and other costs we may incur to replace projected product failures. A product recall or a significant number of product returns could be expensive; damage our reputation and relationships with utilities, meter and communication vendors, and other third-party vendors; result in the loss of business to competitors; or result in litigation against us. We may incur additional warranty and related expenses in the future with respect to new or established products, which could materially and adversely affect our operations and financial position.

Our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation, and availability of our products and services.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected.

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

The FCC has also adopted service rules governing the use of the 1427-1432 MHz band. We use this band with various devices in our network solutions. Among other things, the rules reserve parts of the band for general telemetry, including utility telemetry, and provide that nonexclusive licenses will be issued in accordance with Part 90 rules and the recommendations of frequency coordinators. Telemetry licensees must comply with power limits and out-of-band emission requirements that are designed to avoid interference with other users of the band. The FCC issues licenses on a nonexclusive basis and it is possible that the demand for spectrum will exceed supply.

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

We may face adverse publicity, consumer or political opposition, or liability associated with our products.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety and perceived health risks of using radio frequency communications, and privacy concerns of monitoring home appliance energy usage have been the focus of recent adverse publicity. Negative publicity and consumer opposition may cause utilities or their regulators to delay or modify planned smart grid initiatives. Smart grid projects may be, or may be perceived as, unsuccessful.

We may be subject to claims that there are adverse health effects from the radio frequencies utilized in connection with our products. If these claims prevail, our customers could suspend implementation or purchase substitute products, which could cause a loss of sales.

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. Some competitors may enter markets we serve and sell products at lower prices in order to gain or grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, there is a risk that low-cost providers will enter, or form alliances or cooperative relationships with our competitors, thereby contributing to future price erosion. Some of our products and services may become commoditized and we may have to adjust the prices of some of our products to stay competitive. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

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

Changes in environmental regulations, violations of such regulations, or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

Our business and our facilities are subject to numerous laws, regulations, and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, and exposure to toxic or other hazardous substances, and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal, or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at, or in relation to, the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions, which could materially and adversely affect our business, financial condition, and results of operations. There can be no assurance that a claim, investigation, or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

Our international sales and operations are subject to complex laws relating to foreign corrupt practices and anti-bribery laws among many others, and a violation of, or change in, these laws could adversely affect our operations.

The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. In the United Kingdom, where we have operations, the U.K. Bribery Act imposes significant oversight obligations on us and could impact our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition, or results of operations.

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events for the global economy, may negatively impact our business, operating results, and financial condition.

The recent downgrade of the U.S. credit rating and the possibility that some European Union (EU) member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within some EU countries including Greece, Ireland, Italy, Portugal, and Spain, have contributed to the instability in some global credit and financial markets.  While the ultimate outcome of these events cannot be predicted, it is possible that such events may have a negative impact on the global economy and our business, operating results, and financial condition.
We are subject to international business uncertainties, obstacles to the repatriation of earnings, and foreign currency fluctuations.

A substantial portion of our revenues is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, and adverse tax burdens. Lack of availability of qualified third-party financing, generally longer receivable collection periods than those commonly practiced in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing international operations, difficulties in imposing and enforcing operational and financial controls at international locations, potential insolvency of international distributors, preference for local vendors, burdens of complying with different permitting standards and a wide variety of foreign laws, and obstacles to the repatriation of earnings and cash all present additional risk to our international operations. Fluctuations in the value of international currencies may impact our operating results due to the translation to the U.S. dollar as well as our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs, and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies in the same manner as the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

We depend on certain key vendors and components.

Certain of our products, subassemblies, and system components are procured from limited sources. Our reliance on such limited sources involves certain risks, including the possibility of shortages and reduced control over delivery schedules, quality, costs, and our vendors’ access to capital upon acceptable terms. Any adverse change in the supply, or price, of these components could adversely affect our business, financial condition, and results of operations. In addition, we depend on a small number of contract manufacturing vendors for a large portion of our low-volume manufacturing business and all of our repair services for our domestic handheld meter reading units. Should any of these vendors become unable to perform up to their responsibilities, our operations could be materially disrupted.

Business interruptions could adversely affect our business.

Our worldwide operations could be subject to hurricanes, tornadoes, earthquakes, floods, fires, extreme weather conditions, medical epidemics or pandemics, or other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, and results of operations.

Our key manufacturing facilities are concentrated and in the event of a significant interruption in production at any of our manufacturing facilities, considerable expense, time, and effort could be required to establish alternative production lines to meet contractual obligations, which would have a material adverse effect on our business, financial condition, and results of operations.

Asset impairment could result in significant changes that would adversely impact our future operating results.

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

The realization of our deferred tax assets is supported in part by projections of future taxable income. We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. Our most sensitive and critical factors are the projection, source, and character of future taxable income. Realization is not assured, and the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

We may face losses associated with alleged unauthorized use of third party intellectual property.

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

From time to time, we are involved in litigation that arises from our business. Litigation may, for example, relate to alleged infringements of intellectual property rights of others. Non-practicing entities may also make infringement claims in order to reach a settlement with us. In addition, these entities may bring claims against our customers, which, in some instances, could result in an indemnification of the customer. While we believe that our patents and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide meaningful competitive advantages. There can be no assurance that our patents or pending applications will not be challenged, invalidated, or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use of our intellectual property, we may need to commence litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to prevent misappropriation of our proprietary rights, particularly in countries that do not protect such rights in the same manner as in the United States.

Litigation may also relate to product failure or product liability claims, contractual disputes, employment matters, or securities litigation.

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

Our success depends in large part on the efforts of our highly qualified technical and management personnel and highly skilled individuals in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

We may not realize the expected benefits from strategic alliances.

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services. There can be no assurance we will realize the expected benefits from these strategic alliances. If successful, these relationships may be mutually beneficial and result in shared growth. However, alliances carry an element of risk because, in most cases, we must both compete and collaborate with the same company from one market to the next. Should our strategic partnerships fail to perform, we could experience delays in product development or experience other operational difficulties.

Our acquisitions of and investments in third parties have risks.

We may complete additional acquisitions or make investments in the future, both within and outside of the United States. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that such financing would be available at acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention, unsuccessful integration of the acquired entity’s personnel, operations, technologies, and products, lack of market acceptance of new services and technologies, or difficulties in operating businesses in international legal jurisdictions. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by U.S. generally accepted accounting principles (GAAP) could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objective, or generate significant revenues, profits, or cash flows.

We rely on information technology systems.

Our industry requires the continued operation of sophisticated information technology systems and network infrastructures, which may be subject to disruptions arising from events that are beyond our control. We are dependent on information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations.

We offer managed services and software utilizing several data center facilities located worldwide. Any damage to, or failure of, these systems could result in interruptions in the services we provide to our utility customers. As we continue to add capacity to our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any delayed or unsuccessful data transfers may impair the delivery of our services to our utility customers. We also sell vending and pre-payment systems with security features that if compromised, may lead to claims against us.

We are completing a phased upgrade of our primary enterprise resource planning (ERP) systems to allow for greater depth and breadth of functionality worldwide. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While successful implementations of each phase will provide many benefits to us, an unsuccessful or delayed implementation of any particular phase may cost us significant time and resources, as well as expense. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems due to computer viruses, hacking, acts of terrorism, and other causes could materially and adversely affect our business, financial condition, and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, achieve accuracy in the conversion of electronic data and records, and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that could affect our internal control over financial reporting.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.

Our credit facility limits our ability and the ability of many of our subsidiaries to take certain actions.

Our credit facility places restrictions on our ability, and the ability of many of our subsidiaries to, among other things:

• incur more debt;	• pay dividends, make distributions, and repurchase capital stock;
• make certain investments;	• create liens;
• enter into transactions with affiliates;	• enter into sale lease-back transactions;
• merge or consolidate;	• transfer or sell assets.

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

Our credit facility is sensitive to interest rate fluctuations that could impact our financial position and results of operations.

Our ability to service our indebtedness is dependent on our ability to generate cash, which is influenced by many factors beyond our control.

Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures, and continue research and development will depend on our ability to generate cash in the future. This is dependent on the degree to which we succeed in executing our business plans, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty, and other risks that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are exposed to counterparty default risks with our financial institutions and insurance providers.

The financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and financial losses.

The lenders of our credit facility consist of several participating financial institutions. Our revolving line of credit allows us to provide letters of credit in support of our obligations for customer contracts and provides additional liquidity. If our lenders are not able to honor their line of credit commitments due to the loss of a participating financial institution or other circumstance, we would need to seek alternative financing, which may not be under acceptable terms, and therefore could adversely impact our ability to successfully bid on future sales contracts and adversely impact our liquidity and ability to fund some of our internal initiatives or future acquisitions.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

ITEM 1B:    UNRESOLVED STAFF COMMENTS
None.
ITEM 2:    PROPERTIES
The following table lists the number of manufacturing facilities, service and distribution locations, and offices by region.

	Manufacturing		Service and Distribution		Offices
	Owned	Leased	Owned	Leased	Owned	Leased
North America	4	—	—	10	1	19
Europe	14	3	—	2	—	24
Asia/Pacific	2	4	—	4	—	18
Other (rest of world)	2	2	1	1	—	10
Total	22	9	1	17	1	71
Our major manufacturing facilities are owned, while smaller factories are typically leased. Our service and distribution locations typically consist of assembly, service, and/or distribution, and may also include research and development and administrative functions. Our office locations consist primarily of sales and administration functions, and may also include research and development functions. Itron North America facilities are located primarily in the United States while Itron International facilities are in EMEA (Europe, Middle East, and Africa) with the balance primarily in South America and Asia/Pacific. We own our headquarters facility, which is located in Liberty Lake, Washington. Our other principal properties are owned and in good condition and we believe our current facilities are sufficient to support our operations.
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
U.S. operations for our advanced metering communication modules are located in Waseca, Minnesota and our electricity meter operations are located in Oconee, South Carolina. Our international operations are more diversified. If any of our facilities are disrupted, our production capacity could be reduced, though most significantly in the United States.
ITEM 3:    LEGAL PROCEEDINGS
There are no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2011.

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2011 and 2010 as reported by the NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$64.04	$51.12	$75.96	$59.12
Second Quarter	$55.99	$46.68	$81.95	$61.60
Third Quarter	$49.40	$29.50	$66.87	$52.05
Fourth Quarter	$38.49	$27.52	$67.58	$52.03

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of the NASDAQ Composite Index, our peer group of companies used for the year ended December 31, 2011, and our previous peer group of companies used for the year ended December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Itron, Inc., the NASDAQ Composite Index, and Two Peer Groups

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Itron, Inc.
NASDAQ Composite
Old Peer Group
New Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The above presentation assumes $100 invested on December 31, 2006 in the common stock of Itron, Inc., the NASDAQ Composite Index, and the peer groups, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2011 and 2010 peer groups include the following publicly traded companies: Badger Meter, Inc., Cooper Industries, Ltd., Echelon Corporation, ESCO Technologies Inc., National Instruments Corporation, and Roper Industries, Inc. During 2011, we added Elster Group SE to our peer group as it became a publicly traded company during 2010.

Issuer Repurchase of Equity Securities
The table below summarizes information about the company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended December 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1 through October 31	—	$—	—	$100,000
November 1 through November 30	401,774	36.20	401,774	85,457
December 1 through December 31	421,575	35.31	421,575	70,572
Total	823,349	$35.74	823,349

(1)
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to December 31, 2011 and through February 16, 2012, we repurchased 282,090 shares of our common stock, including 60,200 shares executed during December 2011 but settled in January 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $37.56.

Holders
At January 31, 2012, there were 288 holders of record of our common stock.

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

	Year Ended December 31,
	2011(3)	2010	2009	2008	2007(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$2,434,124	$2,259,271	$1,687,447	$1,909,613	$1,464,048
Cost of revenues	1,691,146	1,561,032	1,149,991	1,262,756	976,761
Gross profit	742,978	698,239	537,456	646,857	487,287
Operating income (loss)	(459,183)	184,197	45,027	109,822	46,473
Net income (loss)	(510,157)	104,770	(2,249)	19,811	(22,851)
Earnings (loss) per common share-Basic	$(12.56)	$2.60	$(0.06)	$0.60	$(0.77)
Earnings (loss) per common share-Diluted	$(12.56)	$2.56	$(0.06)	$0.57	$(0.77)
Weighted average common shares outstanding-Basic	40,612	40,337	38,539	33,096	29,584
Weighted average common shares outstanding-Diluted	40,612	40,947	38,539	34,951	29,584

Consolidated Balance Sheet Data
Working capital(1)	$329,632	$178,483	$282,532	$293,296	$249,579
Total assets	2,064,282	2,745,797	2,854,621	2,856,348	3,030,457
Total debt	452,502	610,941	781,764	1,151,767	1,538,799
Shareholders’ equity	906,925	1,428,295	1,400,514	1,058,776	790,435

Other Financial Data
Cash provided by operating activities	$252,358	$254,591	$140,787	$193,146	$133,327
Cash used in investing activities	(78,741)	(56,274)	(53,994)	(67,075)	(1,714,416)
Cash (used in) provided by financing activities	(209,453)	(148,637)	(114,121)	(63,376)	1,310,360
Capital expenditures	(60,076)	(62,822)	(52,906)	(63,430)	(40,602)

(1)	Working capital represents current assets less current liabilities.

(2)
On April 18, 2007, we completed the acquisition of Actaris Metering Systems SA (Actaris). The Consolidated Statement of Operations for the year ended December 31, 2007 includes the operating activities of the Actaris acquisition from April 18, 2007 through December 31, 2007.

(3)
During 2011, we incurred a goodwill impairment charge of $584.8 million. In addition, restructuring projects were approved and commenced to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $68.1 million in 2011. Refer to Item 8: “Financial Statements and Supplementary Data, Note 5: Goodwill” and “Financial Statements and Supplementary Data, Note 13: Restructuring” included in this Annual Report on Form 10-K for further disclosures regarding the goodwill impairment and restructuring charges.

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

In March 2011, we announced the reorganization of our global organizational structure by which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments were identified, the transition to the new organizational structure, including changes to operations and financial and operational management systems is ongoing. Therefore, throughout 2011, management and external financial reporting are based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the operations have occurred and new systems and processes are deployed, which will be completed in the first quarter of 2012. Financial reporting of the Energy and Water operating segments will be in the first quarter of 2012.

Revenues increased 8% in 2011, compared with 2010. The revenue growth was driven by Itron International with a 15% increase in revenues in 2011, compared with 2010, while Itron North America contributed a 1% increase on revenues of $1.2 billion. Revenues increased 34% in 2010, compared with 2009, primarily due to the deployment of our smart metering contracts in Itron North America. Total backlog was $1.3 billion, and twelve-month backlog was $766 million at December 31, 2011.

Total company gross margin decreased 40 basis points in 2011, compared with 2010, primarily due to increased warranty charges in Itron North America associated with three unrelated situations.

Net debt repayments during the year ended December 31, 2011 were $178.1 million, reducing our total debt outstanding from $610.9 million to $452.5 million at December 31, 2011.

As a result of the significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of September 30, 2011, instead of our annual October 1 testing date, which resulted in a goodwill write-down of $584.8 million in 2011. The goodwill impairment was associated with two reporting units from the Itron International operating segment. The goodwill impairment was not deductible for foreign tax purposes and therefore did not reduce the foreign tax provision for the year ended December 31, 2011.

As part of our global segment reorganization, during the second and third quarters of 2011 we performed a comprehensive review of our cost structure. On October 26, 2011, we announced projects to restructure our manufacturing operations in order to increase efficiency and lower our cost of manufacturing. Under the restructuring plan, we are implementing projects to close or consolidate several of our manufacturing facilities. Approximately one-third of our 31 global manufacturing locations will be impacted: six manufacturing facilities will be closed or sold, and operations at several other facilities will be reduced. Overall, we expect to reduce our workforce by approximately 7.5%. We expect to incur pre-tax restructuring charges totaling approximately $75 million to $85 million. A substantial portion of these charges are expected to be paid throughout 2012 and the first half of 2013. In 2012, we anticipate annualized savings of approximately $15 million. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Restructuring costs of $68.1 million were recorded in 2011, primarily associated with severance accruals and the impairment of long-lived assets that will be sold.
The diluted loss per share was $12.56 in 2011, which consisted of a loss per share of $14.40 related to the goodwill impairment and a loss per share of $1.68 associated with restructuring charges.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(in thousands)		(in thousands)		(in thousands)
Revenues	$2,434,124	8%	$2,259,271	34%	$1,687,447
Gross Profit	$742,978	6%	$698,239	30%	$537,456
Gross Margin	30.5%		30.9%		31.9%

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues by region
United States and Canada	$1,182,775	$1,168,523	$606,472
Europe	836,447	756,013	806,540
Other	414,902	334,735	274,435
Total revenues	$2,434,124	$2,259,271	$1,687,447

Revenues
Revenues increased 8%, or $174.9 million, in 2011, compared with 2010. The net translation effect of our operations denominated in foreign currencies to the U.S. dollar accounted for $60.6 million of the increase in revenues for the year ended December 31, 2011., compared with 2010. Revenues increased 34%, or $571.8 million, in 2010, compared with 2009. Consolidated foreign currency fluctuations were minor in 2010, compared with 2009. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2011 and 2009. For the year ended December 31, 2010, one customer within our Itron North America operating segment, Southern California Edison, represented 11% of total revenues. Our 10 largest customers accounted for 33%, 34%, and 17% of total revenues in 2011, 2010, and 2009.

Gross Margins
Gross margin was 30.5% for 2011, compared with 30.9% in 2010, primarily due to warranty charges incurred in Itron North America. The unfavorable impact of Itron North America on the consolidated gross margin was partially offset by the improved gross margin in Itron International. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. Depending on customers’ preferences, we also incorporate other vendors’ communication technology in our meters. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2011	2010	2009
	(units in thousands)
Total meters (standard, advanced, and smart)
Itron North America
Electricity	6,790	6,940	3,480
Gas	480	510	350

Itron International
Electricity	8,060	7,870	7,790
Gas	4,210	4,020	4,980
Water	9,350	9,110	8,430
Total meters	28,890	28,450	25,030

Additional meter information (Total Company)
Advanced meters	4,850	3,980	3,110
Smart meters	4,470	4,460	710
Standalone advanced and smart communication modules	6,330	5,960	3,830
Advanced and smart meters and communication modules	15,650	14,400	7,650

Meters with other vendors’ advanced or smart communication technology	390	510	630

Operating Segment Results

For a description of our operating segments, Refer to Item 8: “Financial Statements and Supplementary Data, Note 16: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
Segment Revenues	(in thousands)		(in thousands)		(in thousands)
Itron North America	$1,192,665	1%	$1,177,391	91%	$615,731
Itron International	1,241,459	15%	1,081,880	1%	1,071,716
Total revenues	$2,434,124	8%	$2,259,271	34%	$1,687,447

	Year Ended December 31,
	2011		2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Itron North America	$387,618	32.5%	$394,247	33.5%	$211,682	34.4%
Itron International	355,360	28.6%	303,992	28.1%	325,774	30.4%
Total gross profit and margin	$742,978	30.5%	$698,239	30.9%	$537,456	31.9%

	Year Ended December 31,
	2011		2010		2009
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Itron North America	$168,583	14%	$201,410	17%	$36,931	6%
Itron International	(585,189)	(47)%	26,363	2%	37,614	4%
Corporate unallocated	(42,577)		(43,576)		(29,518)
Total Company	$(459,183)	(19)%	$184,197	8%	$45,027	3%

Itron North America:

Revenues - 2011 vs. 2010
Revenues for 2011 were comparable with 2010 revenues. Revenues for OpenWay products and services held relatively constant, while revenues for smart gas modules increased and product mix provided the balance of the $15.3 million increase in Itron North America revenues.

Two customers individually represented 17% and 16% of Itron North America revenues in 2011. Three customers individually represented 21%, 15%, and 12% of Itron North America revenues in 2010.

Revenues - 2010 vs. 2009
Revenues increased $561.7 million, or 91%, in 2010, primarily due to the deployment of our smart metering contracts in 2010. Our smart metering contracts accounted for 49% of operating segment revenues for 2010, compared with 17% in 2009. Revenues for standard and advanced meters, software, and services increased 18% in 2010.

No customer represented more than 10% of Itron North America revenues in 2009.

Gross Margin - 2011 vs. 2010
Gross margin was 32.5% in 2011, compared with 33.5% in 2010. Increased warranty charges associated with three unrelated situations resulted in an increase of $22.7 million in costs, or a decrease of two percentage points in gross margin. Warranty charges of $12.6 million were associated with a vendor supplied component, $4.7 million were due to corrective actions for specific customers, and $6.6 million resulted from the identification of a specific batch of Commercial and Industrial (C&I) meters that were manufactured with a misaligned automated solder-feeder. In addition, increased revenues and margins for smart gas communication modules and non-OpenWay services were partially offset by higher OpenWay project costs.

Gross Margin - 2010 vs. 2009
Gross margin decreased nearly one percentage point in 2010, due to a higher mix of smart metering systems and technology, which had lower margins than advanced metering systems and technology. Gross margins on smart metering systems have improved during 2010, as a result of lower costs associated with newer generations.

Operating Expenses - 2011 vs. 2010
Itron North America operating expenses increased $26.2 million, or 14%, in 2011, primarily due to restructuring charges of $15.7 million and increased product development costs for new and enhanced products. This increase was partially offset by scheduled decreases in amortization of intangible assets and bonus, profit sharing, and employee savings plan match. Operating expenses as a percentage of revenues were 18% in 2011, compared with 16% in 2010.

Operating Expenses - 2010 vs. 2009
Itron North America operating expenses increased $18.1 million, or 10%, in 2010, primarily due to increased compensation expense from the reinstatement of our bonus, profit sharing, and employee savings plan match, as well as increased product development costs for new and enhanced products. These increased expenses were partially offset by a scheduled decrease in amortization of intangible assets. As a result of higher revenues, operating expenses as a percentage of revenues decreased to 16% in 2010, compared with 28% in 2009.

Itron International:

Itron International business line revenues were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Electricity	$460,503	$418,790	$429,144
Water	406,643	346,980	324,164
Gas	374,313	316,110	318,408
Itron International revenues	$1,241,459	$1,081,880	$1,071,716

Revenues - 2011 vs. 2010
Revenues increased $159.6 million, or 15%, in 2011. The net translation effect into the U.S. dollar of our operations denominated in foreign currencies accounted for $55.1 million of the increase in revenues. The increase in revenues was primarily due to increased electricity, gas, and water smart and advanced metering projects.

No single customer represented more than 10% of Itron International revenues in 2011, 2010, and 2009.

Revenues - 2010 vs. 2009
Revenues increased $10.2 million, or 1%, in 2010. The net translation effect into the U.S. dollar of our operations denominated in foreign currencies decreased revenues by $10.7 million, resulting in a $20.9 million net increase in constant currency revenues. Itron International experiences variability in revenues as a result of the diverse economies in which it operates and sells its products. For this reason, during 2010 we experienced revenue growth for certain products in certain countries, but declines in others. For example, the revenues from our European-based entities experienced a decrease in export sales to the Middle East, while sales to Indonesia and India recognized significant growth. Revenue growth was also impacted by economic factors in parts of Europe and some delays in orders as customers evaluate advanced and smart metering systems and technology.

Gross Margin - 2011 vs. 2010
Itron International gross margin increased to 28.6% in 2011, compared with 28.1% in 2010.

•	Electricity margins were favorably impacted by a recovery of $8.6 million, related to prior year warranty expenses, from a third party in 2011.

•	Gas margins increased due to increased absorption reflecting higher volumes and a favorable mix of higher margin C&I products.

•	Water margins decreased primarily due to a combination of competitive pricing pressures and higher materials costs, including copper.

Gross Margin - 2010 vs. 2009
Gross margin decreased over two percentage points in 2010. During 2010, we incurred warranty expense of $14.4 million for arbitration claims in Sweden, which were settled in the third quarter of 2010. Gross margin in 2010 was also lower due to higher material costs, such as copper.

Operating Expenses - 2011 vs. 2010
Itron International operating expenses in 2011 included a goodwill impairment charge of $584.8 million associated with two of its reporting units, as discussed in Overview. Restructuring expenses were $51.5 million primarily associated with accrued severance and asset impairments. Operating expenses (including sales and marketing, product development, general and administrative, and amortization of intangible assets) increased $26.5 million in 2011, compared with 2010, of which $12.6 million represented the net translation effect of foreign currencies to the U.S. dollar. The operating expenses of sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenue were 25%, compared with 26% in 2010.

Operating Expenses - 2010 vs. 2009
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

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased 2% to $42.6 million in 2011, compared with 2010, primarily due to decreased bonus and profit sharing expense. Corporate unallocated expenses increased $14.1 million in 2010, compared with 2009, primarily due to increased compensation expense from the reinstatement of our bonus and profit sharing plans.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$185,797	8%	$171,676	8%	$152,405	9%
Product development	162,529	7%	140,229	6%	122,314	7%
General and administrative	137,512	6%	133,086	6%	119,137	7%
Amortization of intangible assets	63,394	3%	69,051	3%	98,573	6%
Restructuring	68,082	3%	—	—%	—	—%
Goodwill impairment	584,847	24%	—	—%	—	—%
Total operating expenses	$1,202,161	49%	$514,042	23%	$492,429	29%

2011 vs. 2010
Operating expenses in 2011 included a goodwill impairment of $584.8 million associated with two of our reporting units, as discussed in Overview. Restructuring expenses were $68.1 million primarily associated with accrued severance and asset impairments. Operating expenses (including sales and marketing, product development, general and administrative, and amortization of intangible assets) increased $35.2 million in 2011, compared with 2010, of which $13.1 million represented the net translation effect of foreign currencies to the U.S. dollar. The operating expenses of sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenue were 23% in 2011 and 2010. Higher costs related to product development for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities were partially offset by a scheduled decrease in amortization of intangible assets.

2010 vs. 2009
Operating expenses increased $21.6 million, or 4%, in 2010, compared with 2009, primarily as a result of increased compensation expense, which was partially offset by lower amortization of intangible assets of $29.5 million and foreign exchange fluctuations of $2.9 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$862	$592	$1,186
Interest expense	(31,079)	(49,412)	(62,053)
Amortization of prepaid debt fees	(5,715)	(5,492)	(8,258)
Loss on extinguishment of debt, net	—	—	(12,800)
Other income (expense), net	(10,612)	(9,141)	(9,176)
Total other income (expense)	$(46,544)	$(63,453)	$(91,101)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding. Total debt was $452.5 million, $610.9 million, and $781.8 million at December 31, 2011, 2010, and 2009, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees in 2011 was higher than 2010 due to the $2.4 million write-off of unamortized prepaid debt fees associated with our 2007 credit facility that was replaced with the 2011 credit facility. Amortization of prepaid debt fees fluctuate each year as debt is repaid early. As debt is repaid early, the related portion of unamortized prepaid debt fees is written-off. Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” in this Annual Report on Form 10-K for additional details related to our long-term borrowings.
Loss on extinguishment of debt: During the first quarter of 2009, we entered into exchange agreements with certain holders of our convertible senior subordinated notes (convertible notes) to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. As a result, we recognized a net loss on extinguishment of debt of $10.3 million, calculated as the inducement loss, plus an allocation of advisory fees less the revaluation gain. For a description of the redemption of our subordinated notes and the induced conversion of a portion of our convertible notes, refer to Item 8: "Financial Statements and Supplementary Data, Note 6: Debt" included in this Annual Report on Form 10-K.
During the second quarter of 2009, we paid the remaining $109.2 million outstanding balance of our senior subordinated notes and recognized a loss on extinguishment of $2.5 million.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $4.7 million in 2011, compared with net foreign currency losses of $3.1 million in 2010 and $5.7 million in 2009.
Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities	$252,358	$254,591	$140,787
Investing activities	(78,741)	(56,274)	(53,994)
Financing activities	(209,453)	(148,637)	(114,121)
Effect of exchange rates on cash and cash equivalents	(555)	(2,096)	4,831
Increase (decrease) in cash and cash equivalents	$(36,391)	$47,584	$(22,497)

Cash and cash equivalents was $133.1 million at December 31, 2011, compared with $169.5 million at December 31, 2010. The decrease in the cash and cash equivalents balance during 2011 was primarily the result of repayments of debt, the repurchase of common stock, and minor business acquisitions in 2011. Cash and cash equivalents was $169.5 million at December 31, 2010, compared with $121.9 million at December 31, 2009, primarily due to improved operating results, partially offset by increased debt repayments.

Operating activities
Cash provided by operating activities in 2011, inclusive of the impact of $12.8 million in cash payments made related to restructuring projects in 2011, was relatively constant when compared with 2010. The $113.8 million increase in cash provided by operating activities for 2010 directly corresponds with the increase in our 2010 net income, compared with 2009.

Investing activities
Net cash used in investing activities in 2011 was $22.5 million higher, compared with 2010. Several business acquisitions totaling $20.1 million contributed to the increase in 2011, while property, plant, and equipment acquisitions in 2011 were comparable with 2010. Acquisitions of property, plant, and equipment in 2010 increased 19%, compared with 2009, as a result of the timing of payments between the two years.

Financing activities
Net cash used in financing activities in 2011 was $60.8 million higher, compared with 2010. During 2011, net repayments on borrowings were $178.1 million compared with $155.2 million in 2010. On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. During 2011, we repurchased $29.4 million of our common stock. Refer to Item 8: “Financial Statements and Supplementary Data, Note 14: Shareholders' Equity” in this Annual Report on Form 10-K for additional details related to our share repurchase program.

During 2010, we repaid $155.2 million in borrowings, compared with $275.8 million in 2009, which included utilizing $160.4 million in net proceeds from a public offering of approximately 3.2 million shares of common stock.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $555,000 and $2.1 million, and an increase of $4.8 million in 2011, 2010, and 2009, respectively. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.
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

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2011 and December 31, 2010 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2011, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
2011 credit facility(1)
USD denominated term loan	$318,143	$19,922	$55,568	$242,653	$—
Multicurrency revolving line of credit	176,967	2,747	6,512	167,708	—
Operating lease obligations(2)	48,426	13,331	17,776	10,976	6,343
Purchase and service commitments(3)	232,022	231,722	295	5	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	129,204	—	65,676	18,350	45,178
Total	$904,762	$267,722	$145,827	$439,692	$51,521

(1)
Borrowings are disclosed within Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K, with the addition of estimated interest expense but not including the amortization of prepaid debt fees.

(2)
Operating lease obligations are disclosed in Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated.

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2011 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts through 2021. Noncurrent unrecognized tax benefits totaling $26.3 million recorded in other long-term liabilities, which include interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $329.6 million at December 31, 2011, compared with $178.5 million at December 31, 2010.

Borrowings
On August 1, 2011, in accordance with the terms of the convertible notes, we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. On September 30, 2011, we redeemed, the remaining $38.8 million of the convertible notes, plus accrued and unpaid interest. The convertible notes were repurchased and redeemed using a combination of cash on hand and borrowings under our credit facilities.

On August 5, 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007. The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. At December 31, 2011, $160 million was outstanding under the revolver, and $44.5 million was utilized by outstanding standby letters of credit, resulting in $295.5 million available for additional borrowings.

For further description of the term loan and the revolver under our 2011 credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2011 credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During 2011, we repurchased $29.4 million of our common stock. Refer to Item 5: “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K for additional details related to our share repurchase program.

Restructuring
On October 26, 2011, we announced projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. Under the restructuring, we are implementing projects to close or consolidate several of our manufacturing facilities. Approximately one-third of our 31 global manufacturing locations will be impacted: six manufacturing facilities will be closed or sold, and operations at several other facilities will be reduced. Overall, we expect to reduce our global workforce by approximately 7.5%. We expect to incur pre-tax restructuring charges totaling approximately $75 million to $85 million. A substantial portion of these charges are expected to be paid throughout 2012 and the first half of 2013. In 2012, we anticipate annualized savings of approximately $15 million. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Restructuring costs of $68.1 million were recorded in 2011, primarily associated with severance accruals and the impairment of long-lived assets that will be sold.

Income Tax
Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the U.S. federal statutory rate of 35%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, timing of payments for accrued expenses, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

Our tax expense as a percentage of loss before tax was (0.9%) for 2011. Our actual tax rate was lower than the 35% U.S. federal statutory tax rate primarily due to: (1) the impact of the goodwill impairment, which was not deductible; (2) projected earnings in tax jurisdictions with rates lower than 35%; (3) the benefit of certain interest expense deductions; (4) a benefit related to the settlement of foreign tax litigation; and (5) an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

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

Our deferred tax assets consist primarily of tax losses and tax credits that can be carried forward.

Our deferred tax assets at December 31, 2011 do not include the tax effect on $53.9 million of tax benefits from employee stock plan exercises. Common stock will be increased by $20.4 million when such excess tax benefits reduce cash taxes payable.

Our cash income tax payments for 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
U.S. federal taxes paid	$5,900	$4,060	$—
State income taxes paid	2,450	505	559
Foreign and local income taxes paid	19,779	25,577	31,161
Total income taxes paid	$28,129	$30,142	$31,720

For 2009 we had operating losses for U.S. federal income tax purposes and did not pay significant cash taxes. Based on current projections, we expect to pay, net of refunds, approximately $8.5 million in U.S. federal taxes, $2.6 million in state taxes, and $19.8 million in foreign and local income taxes in 2012.

As of December 31, 2011, there was $53 million of cash and short-term investments held by foreign subsidiaries that could require repatriation in order to fund U.S. operations. Tax is one of many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2011 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

At December 31, 2011, we have accrued $26 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets, compared with $45 million at December 31, 2010. These awards will be paid in cash during the first quarter of 2012.

The Company conducts business in Italy, Spain, and Portugal, which have been experiencing significant financial stress. As of December 31, 2011, we had trade receivables in these countries of approximately 2% of consolidated total assets. As of December 31, 2011, we did not have any marketable investments in corporate or sovereign government debt securities in these countries.

We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the energy and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” included in this Annual Report on Form 10-K.
Contingencies

Refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.
Critical Accounting Estimates

Revenue Recognition
The majority of our revenue arrangements involve multiple deliverables, which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

If implementation services are essential to a software arrangement, revenue is recognized using either the percentage-of-completion methodology of contract accounting if project costs can be reliably estimated or the completed contract methodology if project costs cannot be reliably estimated. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions/estimates may adversely or positively affect financial performance.

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

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009‑13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) and ASU 2009‑14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) on a prospective basis for new arrangements and arrangements that have been materially modified. This new guidance did not have a material impact on our financial statements as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting.
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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

Restructuring and Asset Impairments
We record a liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

Asset impairments are determined at the asset group. An impairment may be recorded for assets that are abandoned, sold for less than net book value, or held for sale in which the estimated proceeds are less than the net book value less costs to sell. If an asset group is considered a business, the asset group may consist of property, plant, equipment, intangible assets, and goodwill.

In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates using the best information available at the time the estimate are made. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and local labor and employment laws, rules, and regulations. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Income Taxes
We estimate income tax expense in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, timing of payments for accrued expenses, and interest expense and penalties related to uncertain positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

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

As a result of the significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of September 30, 2011, instead of our annual October 1 testing date. The goodwill impairment did not impact the debt covenants compliance under the Company's existing credit facility.

The goodwill impairment was associated with two reporting units from the Itron International operating segment. The goodwill balance before and after the goodwill impairment as of our impairment testing date of September 30, 2011 is as follows:

Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Itron International - Electricity	$363,626	$254,735	$108,891
Itron International - Water	389,308	330,112	59,196
		$584,847

The percentage by which the estimated fair value of the remaining two reporting units exceeded their carrying value and the amount of goodwill allocated to each of these remaining reporting units at September 30, 2011 was as follows:

	September 30, 2011
Reporting Unit	Goodwill	Fair Value Exceeded Carrying Value
	(in thousands)
Itron North America	$197,731	121%
Itron International - Gas	304,341	11%

Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a further decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition.

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by U.S. generally accepted accounting principles. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for certain international employees, primarily in Germany, France, Italy, Indonesia, and Spain. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (loss) (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 92% of our benefit obligation, we use two discount rates, (separated between shorter and longer duration plans), using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding 10% of the highest and lowest yielding bonds within each maturity group. The discount rates derived for our shorter duration euro denominated plans (less than 10 years) and longer duration plans (greater than 10 years) were 4.50% and 5.25%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2011 was 5.51%. A change of

25 basis points in the discount rate would change our pension benefit obligation by approximately $2.3 million. The financial and actuarial assumptions used at December 31, 2011 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2012.

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

In August, 2011, we repaid our 2007 credit facility, which included the euro-denominated term loan. In conjunction with the debt repayment, we terminated the related pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap, which converted a significant portion of the euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%. As a result, 100% of our borrowings are at variable rates at December 31, 2011. We will continue to monitor and assess our interest rate risk and may institute interest rate swaps or other derivative instruments to manage such risk in the future (refer to Item 8: "Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments").

Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2011, our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2011.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2011.

	2012	2013	2014	2015	2016	Total
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$15,000	$18,750	$26,250	$30,000	$202,502	$292,502
Average interest rate	1.68%	1.86%	2.14%	2.78%	3.24%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$160,000	$160,000
Average interest rate	1.68%	1.86%	2.14%	2.78%	3.24%

Based on a sensitivity analysis as of December 31, 2011, we estimate that, if market interest rates average one percentage point higher in 2012 than in the table above, our financial results in 2012 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar was 58% of total revenues for the year ended December 31, 2011, compared with 50% and 64% for the years ended December 31, 2010 and 2009, respectively.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 550 contracts were entered into during the year ended December 31, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
To the Board of Directors and Shareholders of Itron, Inc.
Management is responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our results of operations, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. Management has included in our financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.
Management’s explanation and interpretation of our overall operating results and financial position, with the basic financial statements presented, should be read in conjunction with the entire report. The notes to the consolidated financial statements, an integral part of the basic financial statements, provide additional detailed financial information. Our Board of Directors has an Audit/Finance Committee composed of independent directors. The Committee meets regularly with financial management and Ernst & Young LLP to review internal control, auditing, and financial reporting matters.

LeRoy D. Nosbaum	Steven M. Helmbrecht
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Itron, Inc.
We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 16, 2012

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues	$2,434,124	$2,259,271	$1,687,447
Cost of revenues	1,691,146	1,561,032	1,149,991
Gross profit	742,978	698,239	537,456

Operating expenses
Sales and marketing	185,797	171,676	152,405
Product development	162,529	140,229	122,314
General and administrative	137,512	133,086	119,137
Amortization of intangible assets	63,394	69,051	98,573
Restructuring expense	68,082	—	—
Goodwill impairment	584,847	—	—
Total operating expenses	1,202,161	514,042	492,429

Operating income (loss)	(459,183)	184,197	45,027
Other income (expense)
Interest income	862	592	1,186
Interest expense	(36,794)	(54,904)	(70,311)
Loss on extinguishment of debt, net	—	—	(12,800)
Other income (expense), net	(10,612)	(9,141)	(9,176)
Total other income (expense)	(46,544)	(63,453)	(91,101)

Income (loss) before income taxes	(505,727)	120,744	(46,074)
Income tax (provision) benefit	(4,430)	(15,974)	43,825
Net income (loss)	$(510,157)	$104,770	$(2,249)

Earnings (loss) per common share - Basic	$(12.56)	$2.60	$(0.06)
Earnings (loss) per common share - Diluted	$(12.56)	$2.56	$(0.06)

Weighted average common shares outstanding - Basic	40,612	40,337	38,539
Weighted average common shares outstanding - Diluted	40,612	40,947	38,539
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$(510,157)	$104,770	$(2,249)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,308	(124,191)	40,992
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,909	(2,930)	(6,776)
Net unrealized gain (loss) on nonderivative hedging instruments	(8,866)	15,825	(2,364)
Net hedging loss (gain) reclassified into net income (loss)	2,611	7,371	8,612
Pension plan benefit liability adjustment	852	(2,179)	(3,427)
Total other comprehensive income (loss), net of tax	$(2,186)	$(106,104)	$37,037
Total comprehensive income (loss), net of tax	$(512,343)	$(1,334)	$34,788
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$133,086	$169,477
Accounts receivable, net	371,641	371,662
Inventories	195,837	208,157
Deferred tax assets current, net	58,172	55,351
Other current assets	81,618	77,570
Total current assets	840,354	882,217

Property, plant, and equipment, net	262,670	299,242
Deferred tax assets noncurrent, net	22,144	35,050
Other long-term assets	62,704	28,242
Intangible assets, net	239,500	291,670
Goodwill	636,910	1,209,376
Total assets	$2,064,282	$2,745,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$246,775	$241,949
Other current liabilities	53,734	49,690
Wages and benefits payable	93,730	110,479
Taxes payable	11,526	19,725
Current portion of debt	15,000	228,721
Current portion of warranty	52,588	24,912
Unearned revenue	37,369	28,258
Total current liabilities	510,722	703,734

Long-term debt	437,502	382,220
Long-term warranty	26,948	26,371
Pension plan benefit liability	62,449	61,450
Deferred tax liabilities noncurrent, net	31,699	54,412
Other long-term obligations	88,037	89,315
Total liabilities	1,157,357	1,317,502

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 40,032 and 40,431 shares issued and outstanding	1,319,222	1,328,249
Accumulated other comprehensive loss, net	(37,160)	(34,974)
(Accumulated deficit) retained earnings	(375,137)	135,020
Total shareholders’ equity	906,925	1,428,295
Total liabilities and shareholders’ equity	$2,064,282	$2,745,797
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total
Balances at December 31, 2008	34,486	$992,184	$34,093	$32,499	$1,058,776
Net loss				(2,249)	(2,249)
Other comprehensive income, net of tax			37,037		37,037
Stock issues:
Options exercised	146	3,168			3,168
Restricted stock awards released	30	—			—
Issuance of stock-based compensation awards	4	254			254
Employee stock purchase plan	62	2,934			2,934
Stock-based compensation expense		16,728			16,728
Exchange of debt for common stock	2,252	123,442			123,442
Issuance of common stock	3,163	160,424			160,424
Balances at December 31, 2009	40,143	$1,299,134	$71,130	$30,250	$1,400,514

Net income				104,770	104,770
Other comprehensive loss, net of tax			(106,104)		(106,104)
Stock issues:
Options exercised	148	5,933			5,933
Restricted stock awards released	84	—			—
Issuance of stock-based compensation awards	5	364			364
Employee stock purchase plan	51	2,843			2,843
Stock-based compensation expense		18,743			18,743
Employee stock plans income tax benefits		1,232			1,232
Balances at December 31, 2010	40,431	$1,328,249	$(34,974)	$135,020	$1,428,295

Net loss				(510,157)	(510,157)
Other comprehensive loss, net of tax			(2,186)		(2,186)
Stock issues and repurchases:
Options exercised	42	832			832
Restricted stock awards released	271	—			—
Issuance of stock-based compensation awards	12	469			469
Employee stock purchase plan	99	3,793			3,793
Stock-based compensation expense		15,942			15,942
Employee stock plans income tax benefits		(635)			(635)
Repurchase of common stock	(823)	(29,428)			(29,428)
Balances at December 31, 2011	40,032	$1,319,222	$(37,160)	$(375,137)	$906,925
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010		2009
	(in thousands)
Operating activities
Net income (loss)	$(510,157)	$104,770		$(2,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129,466	131,205		155,737
Stock-based compensation	16,411	19,107		16,982
Amortization of prepaid debt fees	5,715	5,492		8,258
Amortization of convertible debt discount	5,336	10,099		9,673
Loss on extinguishment of debt	—	—		9,960
Deferred taxes, net	(12,985)	(17,992)		(64,216)
Goodwill impairment	584,847	—		—
Restructuring expense, non-cash (see Note 13)	25,144	—		—
Other adjustments, net	3,917	5,565		3,102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,770)	(45,612)		(2,962)
Inventories	6,389	(41,417)		3,535
Other current assets	(3,859)	(7,655)		(14,244)
Other long-term assets	(17,401)	(8,436)		(4,665)
Accounts payables, other current liabilities, and taxes payable	22,715	40,884		9,873
Wages and benefits payable	(19,813)	42,245		(8,261)
Unearned revenue	19,070	(2,356)		14,836
Warranty	29,616	14,656		(5,273)
Other operating, net	(9,283)	4,036		10,701
Net cash provided by operating activities	252,358	254,591		140,787

Investing activities
Acquisitions of property, plant, and equipment	(60,076)	(62,822)		(52,906)
Business acquisitions, net of cash equivalents acquired	(20,092)	—		(4,317)
Other investing, net	1,427	6,548		3,229
Net cash used in investing activities	(78,741)	(56,274)		(53,994)

Financing activities
Proceeds from borrowings	670,000	—	—	—
Payments on debt	(848,054)	(155,163)		(275,796)
Issuance of common stock	4,625	8,776		166,372
Repurchase of common stock	(29,428)	—		—
Other financing, net	(6,596)	(2,250)		(4,697)
Net cash used in financing activities	(209,453)	(148,637)		(114,121)

Effect of foreign exchange rate changes on cash and cash equivalents	(555)	(2,096)		4,831
Increase (decrease) in cash and cash equivalents	(36,391)	47,584		(22,497)
Cash and cash equivalents at beginning of period	169,477	121,893		144,390
Cash and cash equivalents at end of period	$133,086	$169,477		$121,893

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$744	$(5,921)		$3,719
Exchange of debt (face value) for common stock (see Note 6)	—	—		120,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$28,128	$30,142		$31,720
Interest, net of amounts capitalized	28,047	39,315		54,503
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report on Form 10-K include the Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders' Equity, and Cash Flows for the years ended December 31, 2011, 2010, and 2009 and the Consolidated Balance Sheets as of December 31, 2011 and 2010 of Itron, Inc. and its subsidiaries.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Variable interest entities of which we are the primary beneficiary are consolidated. At December 31, 2011, our investments in variable interest entities and noncontrolling interests were not material. Intercompany transactions and balances have been eliminated upon consolidation.

Business Acquisition
In January 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider, located in France. The acquisition consisted of cash and contingent consideration. Additional acquisitions were completed in 2011. These 2011 acquisitions were immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

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

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 14 for further disclosures of our derivative instruments and their impact on OCI.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the statement of operations according to the use of the asset, except those recognized in conjunction with our restructuring projects as restructuring expense.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows. Intangible assets are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Contingencies
A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed. Changes in these factors and related estimates could materially affect our financial position and results of operations. Legal costs to defend against contingent liabilities are expensed as incurred.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of warranty claims based on historical and projected product performance trends and costs. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we could experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

Restructuring and Asset Impairments
We record a liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Employee termination benefits considered postemployement benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

Asset impairments net are determined at the asset group. An impairment may be recorded for assets that are abandoned, sold for less than net book value, or held for sale in which the estimated proceeds are less than the net book value less costs to sell. If an asset group is considered a business, the asset group may consist of property, plant, equipment, intangible assets, and goodwill.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for certain international employees. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost.

Share Repurchase Plan
We may repurchase shares of Itron common stock under a twelve-month program authorized by our Board of Directors, which commenced on October 24, 2011. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the value of the repurchased shares is deducted from common stock.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

◦
If implementation services are essential to the functionality of the associated software, software and implementation revenues are recognized using either the percentage-of-completion methodology of contract accounting if project costs can be reliably estimated or the completed contract methodology if project costs cannot be reliably estimated.

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

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009‑13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) and ASU 2009‑14, Software (Topic 985), Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) on a prospective basis for new arrangements and arrangements that have been materially modified. This new guidance did not have a material impact on our financial statements as we already had the ability to divide the deliverables within our revenue arrangements into separate units of accounting.
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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $61.0 million and $42.8 million at December 31, 2011 and 2010 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $11.7 million and $10.0 million at December 31, 2011 and 2010 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, if probable we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Loss on Extinguishment of Debt, Net
Upon partial or full redemption of our borrowings, we recognize a gain or loss for the difference between the cash paid and the net carrying amount of the debt redeemed. Included in the net carrying amount is any unamortized premium or discount from the original issuance of the debt.

Income Taxes
We account for income taxes using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions that we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Note 2:    Earnings (Loss) Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(510,157)	$104,770	$(2,249)

Weighted average common shares outstanding - Basic	40,612	40,337	38,539
Dilutive effect of convertible notes	—	103	—
Dilutive effect of stock-based awards	—	507	—
Weighted average common shares outstanding - Diluted	40,612	40,947	38,539
Earnings (loss) per common share - Basic	$(12.56)	$2.60	$(0.06)
Earnings (loss) per common share - Diluted	$(12.56)	$2.56	$(0.06)

Convertible Notes
Prior to the repayment/redemption of our convertible notes, which was completed during the third quarter of 2011, we were required to settle the principal amount of the convertible notes in cash and could elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. During the periods in which the convertible notes were outstanding, we included in the EPS calculation the amount of shares it would have taken to satisfy the conversion obligation, assuming that all of the convertible notes were converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices of our common stock for the first three fiscal quarters of 2011 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding for the year. During two fiscal quarters in the year ended December 31, 2010, the average closing prices of our common stock exceeded the conversion price of $65.16 and, therefore, 103,000 shares were included in the diluted EPS calculation for that year. For the year ended December 31, 2009, there was no effect on diluted shares outstanding as a result of our net loss for the year. In addition, for the year ended December 31, 2009, the quarterly closing prices of our common stock did not exceed the conversion price of $65.16.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net losses for 2011 and 2009, there was no dilutive effect to the weighted average common shares outstanding for these two years. Approximately 1.3 million, 456,000, and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2011, 2010, and 2009 respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at December 31, 2011, 2010, and 2009.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2011	December 31, 2010
	(in thousands)
Trade receivables (net of allowance of $6,049 and $9,045)	$328,845	$328,811
Unbilled receivables	42,796	42,851
Total accounts receivable, net	$371,641	$371,662

At December 31, 2011 and December 31, 2010, $2.5 million and $12.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At December 31, 2011 and December 31, 2010, contract retainage amounts that were unbilled and classified as unbilled receivables were $7.4 million and $2.1 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At December 31, 2011 and December 31, 2010, long-term unbilled receivables and long-term retainage contract receivables totaled $31.5 million and $5.9 million. The net increase in long-term other assets from December 31, 2010 to December 31, 2011 includes $15.3 million of retainage contract receivables and $10.9 million of unbilled receivables, which were reclassified to long-term as of December 31, 2011 due to delays in reaching certain contract milestones required for payment. These long-term unbilled receivables and retainage contract receivables are classified within other long-term assets as collection is not anticipated within the following 12 months. However, collection is expected within the following 15 months.

Allowance for doubtful account activity	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$9,045	$6,339
Provision (release) of doubtful accounts, net	(71)	3,357
Accounts written-off	(2,599)	(456)
Effects of change in exchange rates	(326)	(195)
Ending balance	$6,049	$9,045

Inventories	December 31, 2011	December 31, 2010
	(in thousands)
Materials	$112,470	$106,021
Work in process	16,306	18,389
Finished goods	67,061	83,747
Total inventories	$195,837	$208,157

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $7.4 million and $17.6 million at December 31, 2011 and December 31, 2010, respectively.

Property, plant, and equipment, net	December 31, 2011	December 31, 2010
	(in thousands)
Machinery and equipment	$269,611	$265,113
Computers and purchased software	74,885	63,077
Buildings, furniture, and improvements	140,064	146,661
Land	26,126	35,968
Construction in progress, including purchased equipment	20,687	20,531
Total cost	531,373	531,350
Accumulated depreciation	(268,703)	(232,108)
Property, plant, and equipment, net	$262,670	$299,242

Depreciation expense and capitalized interest	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Depreciation expense	$66,072	$62,154	$57,164
Capitalized interest	—	—	293
Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	December 31, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$387,606	$(305,285)	$82,321	$378,705	$(274,198)	$104,507
Customer contracts and relationships	278,581	(131,418)	147,163	282,997	(110,539)	172,458
Trademarks and trade names	71,854	(62,206)	9,648	73,194	(59,235)	13,959
Other	11,153	(10,785)	368	24,256	(23,510)	746
Total intangible assets	$749,194	$(509,694)	$239,500	$759,152	$(467,482)	$291,670

A summary of the intangible asset account activity is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance, intangible assets, gross	$759,152	$806,256
Intangible assets acquired	12,797	—
Assets transferred to held for sale	(4,964)	—
Assets no longer in use written-off	(8,450)	—
Effect of change in exchange rates	(9,341)	(47,104)
Ending balance, intangible assets, gross	$749,194	$759,152

Intangible assets held for sale are classified within other current assets, are reported at the lower of carrying value or fair value less costs to sell, and are no longer amortized. Due to the pending sale of certain operations of the Itron North America operating segment as of December 31, 2011, the net carrying value of intangible assets totaling $2.6 million was transferred from intangible assets to other current assets. Refer to Note 13 for additional disclosure on held for sale assets.

During 2011, certain assets that had been fully amortized and were no longer in use were removed from our asset ledger.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2012	$46,399
2013	38,213
2014	30,853
2015	25,442
2016	20,916
Beyond 2016	77,677
Total intangible assets, net	$239,500
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2011 and 2010:

	Itron North America	Itron International	Total Company
	(in thousands)
Goodwill balance at January 1, 2010	$197,515	$1,108,084	$1,305,599
Effect of change in exchange rates	533	(96,756)	(96,223)
Goodwill balance at December 31, 2010	$198,048	$1,011,328	$1,209,376

Goodwill acquired	—	10,251	10,251
Goodwill impairment	—	(584,847)	(584,847)
Other	(6,739)	(981)	(7,720)
Effect of change in exchange rates	(310)	10,160	9,850
Goodwill balance at December 31, 2011	$190,999	$445,911	$636,910

In the preceding table, "Other" includes goodwill reductions related to the pending sales of certain operations of the Company. The goodwill reductions are included in restructuring charges. Refer to Note 13 for additional disclosure on Itron's restructuring costs.

As a result of the significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of September 30, 2011, instead of our annual October 1 testing date. We recorded an estimated goodwill impairment charge of $540.4 million in the third quarter of 2011, and an additional $44.4 million impairment charge in the fourth quarter of 2011 after the finalization of the two-step goodwill impairment test, for a total goodwill impairment charge of $584.8 million. The goodwill impairment charge did not impact debt covenants compliance under the Company's existing credit facility.

The 2011 goodwill impairment was associated with two reporting units from the Itron International operating segment. The goodwill balance before and after the goodwill impairment as of our impairment testing date of September 30, 2011 is as follows:

Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Itron International - Electricity	$363,626	$254,735	$108,891
Itron International - Water	389,308	330,112	59,196
		$584,847

Refer to Note 1 for a description of our reporting units and the methods used to determine the fair value of our reporting units and the amount of goodwill impairment.

Note 6:    Debt

The components of our borrowings are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
2011 credit facility
USD denominated term loan	$292,502	$—
Multicurrency revolving line of credit	160,000	—
2007 credit facility
USD denominated term loan	—	218,642
EUR denominated term loan	—	174,031
Convertible senior subordinated notes	—	218,268
Total debt	452,502	610,941
Current portion of long-term debt	(15,000)	(228,721)
Long-term debt	$437,502	$382,220

Credit Facilities
On August 5, 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (the 2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term but may be repaid and reborrowed prior to the revolver's maturity, at which time the revolver will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and any material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and any material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt and investments and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at December 31, 2011.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2011 credit facility we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, and (iii) one month LIBOR plus 1%. At December 31, 2011, the interest rate for both the term loan and the revolver was 1.55% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
2011 credit facility term loan	$7,500	$—	$—
2011 credit facility multicurrency revolving line of credit	40,000	—	—
2007 credit facility term loans	406,950	155,163	166,545
2007 credit facility revolving line of credit(1)	170,000	—	—
Total credit facility repayments	$624,450	$155,163	$166,545
(1) See repayment of the convertible senior subordinated notes below.

At December 31, 2011, $160 million was outstanding under the 2011 credit facility revolver, and $44.5 million was utilized by outstanding standby letters of credit, resulting in $295.5 million available for additional borrowings.

During 2011, unamortized prepaid debt fees of $2.4 million were written-off to interest expense upon repayment of the 2007 credit facility. Prepaid debt fees of approximately $6.6 million were capitalized associated with the 2011 credit facility. Unamortized prepaid debt fees were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Unamortized prepaid debt fees	$6,027	$4,483

Convertible Senior Subordinated Notes
On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes (convertible notes) we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. On September 30, 2011, we redeemed the remaining $38.8 million of the convertible notes, plus accrued and unpaid interest. The convertible notes were repurchased and redeemed using $180 million of borrowings under our credit facilities and $44 million of cash on hand.

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

The discount on the liability component was fully amortized in the second quarter of 2011. The carrying amounts of the debt and equity components were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Face value of convertible notes	$—	$223,604
Unamortized discount	—	(5,336)
Net carrying amount of debt component	$—	$218,268

Carrying amount of equity component	$31,831	$31,831

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Contractual interest coupon	$3,420	$5,590	$5,839
Amortization of the discount on the liability component	5,336	10,099	9,673
Total interest expense on convertible notes	$8,756	$15,689	$15,512
In 2009, we entered into exchange agreements with certain holders of our convertible notes to issue, in the aggregate, approximately 2.3 million shares of common stock, valued at $132.9 million, in exchange for, in the aggregate, $121.0 million principal amount of the convertible notes, representing 35% of the aggregate principal outstanding at the date of the exchanges. All of the convertible notes we acquired pursuant to the exchange agreements were retired upon the closing of the exchanges.
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

Senior Subordinated Notes
In 2009, we repaid the remaining $109.2 million outstanding balance on our 7.75% senior subordinated notes and recognized a loss on extinguishment of $2.5 million, which included the remaining unamortized debt discount of $336,000.

Minimum Payments on Debt

Minimum Payments
(in thousands)
2012	$15,000
2013	18,750
2014	26,250
2015	30,000
2016	362,502
Total minimum payments on debt	$452,502
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 14, and Note 15 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by FASB ASC 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at December 31, 2011 included foreign exchange spot and forward rates, both of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at December 31, 2011. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at December 31, 2011 and 2010 are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$241	$63

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$5,845
Interest rate swap contracts	Other long-term obligations	—	975
Euro denominated term loan *	Current portion of debt	—	4,402
Euro denominated term loan *	Long-term debt	—	169,629
Total derivatives designated as hedging instruments under ASC 815-20		$—	$180,851

Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$222	$457

Total liability derivatives		$222	$181,308

* The euro denominated term loan was a nonderivative financial instrument designated as a hedge of our net investment in international operations. The loan was repaid in August 2011. The euro denominated term loan was recorded at its carrying value in the Consolidated Balance Sheets and was not recorded at fair value.

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2011	2010
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(10,034)	$(30,300)
Unrealized gain (loss) on derivative instruments	1,909	(2,930)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	(8,866)	15,825
Realized (gains) losses reclassified into net income (loss)	2,611	7,371
Net unrealized gain (loss) on hedging instruments at December 31,	$(14,380)	$(10,034)

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. Historically, we have entered into interest rate swaps to achieve a fixed rate of interest on the hedged portion of the debt in order to reduce variability in cash flows.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The objective of this swap was to protect us from increases in the EURIBOR base borrowing rates. The swap did not protect us from changes to the applicable margin under our credit agreement. Throughout the duration of the hedging relationship, this cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. Consequently, effective changes in the fair value of the interest rate swap were recorded as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustments to interest expense. The notional amount of the swap was $147.7 million (€112.4 million) as of December 31, 2010. In August 2011, we repaid our 2007 credit facility, which included the euro-denominated term loan. In conjunction with the debt repayment, we paid $2.9 million to terminate the related interest rate swap and the accumulated loss in OCI was reclassified to interest expense.

Our two interest rate swaps with one-year terms, which each converted $100 million of our U.S. dollar term loan from a floating LIBOR interest rate to fixed interest rates of 2.11% and 2.15%, respectively, expired on June 30, 2011. These swaps did not include the additional interest rate margin applicable to our term debt.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2011	2010	2009		2011	2010	2009		2011	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Interest rate swap contracts	$(4,200)	$(4,542)	(11,023)	Interest expense	$(7,254)	$(11,829)	$(13,975)	Interest expense	$(201)	$(100)	$(302)

Net Investment Hedge
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposed us to fluctuations in the euro foreign exchange rate. Therefore, we designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan was revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations were recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The notional amount of the term loan was $174.0 million (€132.4 million) as of December 31, 2010. The loan was repaid in full in August 2011 as part of our repayment of the 2007 credit facility. The net derivative loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

The before-tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the years ended December 31 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	2011	2010	2009
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$(14,278)	$25,760	$(3,866)
Net of tax	$(8,866)	$15,825	$(2,364)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 550 contracts were entered into during the year ended December 31, 2011), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $50,000 to $72 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2011	2010	2009
	(in thousands)
Foreign exchange forward contracts	$(2,022)	$665	$(1,656)
Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2011.
Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $520,000 and $519,000 to the defined benefit pension plans for the years ended December 31, 2011 and 2010, respectively. Assuming that actual plan asset returns are consistent with our expected rate of return in 2011 and beyond, and that interest rates remain constant, we expect to contribute approximately $524,000 in 2012 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets, funded status of the defined benefit plans, amounts recognized in the Consolidated Balance Sheets and amounts recognized in accumulated other comprehensive income (loss) at December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$71,388	$73,262
Service cost	2,512	1,980
Interest cost	3,754	3,490
Actuarial loss	(597)	1,710
Benefits paid	(4,898)	(4,403)
Foreign currency exchange rate changes	(1,338)	(5,860)
Other	1,780	1,209
Benefit obligation at December 31,	$72,601	$71,388
Change in plan assets:
Fair value of plan assets at January 1,	$7,694	$7,860
Actual return on plan assets	427	210
Company contributions	520	519
Benefits paid	(516)	(283)
Foreign currency exchange rate changes	(145)	(612)
Fair value of plan assets at December 31,	7,980	7,694
Ending balance at fair value (net pension plan benefit liability)	$64,621	$63,694

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2011	2010
	(in thousands)
Plan assets in other long-term assets	$(449)	$(412)
Current portion of pension plan liability in wages and benefits payable	2,621	2,656
Long-term portion of pension plan liability	62,449	61,450
Net pension plan benefit liability	$64,621	$63,694
Amounts in accumulated other comprehensive income (loss) (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2011	2010
	(in thousands)
Net actuarial gain	$(3,750)	$(3,108)
Net prior service cost	1,131	1,206
Amount included in accumulated other comprehensive income (loss)	$(2,619)	$(1,902)

Amounts recognized in other comprehensive income (loss) (pre-tax) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net actuarial (gain) loss	$(597)	$1,710	$4,049
Settlement gain (loss)	(25)	80	—
Plan asset (gain) loss	(105)	85	—
Amortization of net actuarial gain (loss)	85	(26)	509
Amortization of prior service cost	(74)	(3)	(25)
Other	(1)	1,228	—
Other comprehensive (income) loss	$(717)	$3,074	$4,533
The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is $85,000.
Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Service cost	$2,512	$1,980	$1,753
Interest cost	3,754	3,490	3,450
Expected return on plan assets	(322)	(295)	(282)
Settlements and curtailments	25	(80)	—
Amortization of actuarial net (gain) loss	(85)	26	(509)
Amortization of unrecognized prior service costs	74	3	25
Net periodic benefit cost	$5,958	$5,124	$4,437

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2011	2010	2009
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	5.51%	5.35%	5.60%
Expected annual rate of compensation increase	3.38%	3.35%	3.24%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.35%	5.60%	6.12%
Expected rate of return on plan assets	4.00%	3.96%	4.06%
Expected annual rate of compensation increase	3.35%	3.24%	3.18%
We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 92% of our benefit obligation, we use two discount rates, (separated between shorter and longer duration plans), using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding 10% of the highest and lowest yielding bonds within each maturity group. The discount rates derived for our shorter duration euro denominated plans (less than 10 years) and longer duration plans (greater than 10 years) were 4.50% and 5.25%, respectively.
Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.
The total accumulated benefit obligation for our defined benefit pension plans was $65.8 million and $65.9 million at December 31, 2011 and 2010, respectively.

We have two plans in which the fair value of plan assets exceeds the respective plan's accumulated benefit obligation. The total obligation and fair value of plan assets, in which the accumulated benefit obligations exceeds the fair value of plan assets, are as follows:

Information for pension plans with an accumulated benefit obligation in excess of plan assets.	At December 31,
	2011	2010
	(in thousands)
Projected benefit obligation	$66,525	$69,966
Accumulated benefit obligation	60,452	64,671
Fair value of plan assets	1,765	5,860
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
The fair values of our plan investments by asset category as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$860	$860	$—
Insurance funds	7,120	—	7,120
Total fair value of plan assets	$7,980	$860	$7,120
As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2012	$2,913
2013	3,278
2014	4,007
2015	4,101
2016	4,705
2017 - 2021	24,470
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

	2011	2010	2009
	(in thousands)
Stock options	$1,445	$3,994	$6,903
Restricted stock units	13,842	14,230	9,306
Unrestricted stock awards	469	364	254
ESPP	655	519	519
Total stock-based compensation	$16,411	$19,107	$16,982

Related tax benefit	$4,478	$5,402	$4,329

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	46.5%	48.7%	50.2%
Risk-free interest rate	1.6%	2.3%	1.8%
Expected life (years)	4.9	4.6	4.9

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

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At December 31, 2011, 2,235,171 shares were available for grant under the Stock Incentive Plan.

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

A summary of our stock option activity for the years ended December 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2009	1,374	$51.53	6.99	$25,809
Granted	50	57.96			$25.94
Exercised	(146)	21.68		$4,889
Forfeited	(92)	84.33
Expired	(7)	57.23
Outstanding, December 31, 2009	1,179	$52.93	5.90	$22,863

Exercisable and expected to vest, December 31, 2009	1,168	$52.67	5.88	$22,826

Exercisable, December 31, 2009	972	$47.39	5.40	$22,343

Granted	71	61.97			$27.18
Exercised	(148)	40.51		$4,532
Outstanding, December 31, 2010	1,102	$55.21	5.58	$10,883

Exercisable and expected to vest, December 31, 2010	1,096	$55.15	5.57	$10,883

Exercisable, December 31, 2010	958	$52.63	5.18	$10,883

Granted	113	51.12			$21.38
Exercised	(42)	19.71		$1,283
Forfeited	(63)	58.50
Expired	(1)	7.00
Outstanding, December 31, 2011	1,109	$55.97	4.51	$2,323

Exercisable and expected to vest, December 31, 2011	1,103	$56.02	4.48	$2,322

Exercisable, December 31, 2011	1,013	$56.42	4.07	$2,321

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

As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or through the participant’s retirement eligible date. For the 2011 performance awards, 61,500 restricted stock units became eligible for vesting with a grant date fair value of $56.73.

The following table summarizes restricted stock unit activity for the years ended December 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2009	313
Granted	60	$69.39
Released	(30)		$1,956
Forfeited	(17)
Outstanding, December 31, 2009	326

Granted(2)	360	$62.45
Released	(84)		$5,733
Forfeited	(14)
Outstanding, December 31, 2010	588

Granted(2)	355	$54.71
Released	(271)		$20,413
Forfeited	(47)
Outstanding, December 31, 2011	625

Expected to vest, December 31, 2011	541		$19,347

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
These restricted stock units include 61,500 shares for the 2011 awards and 132,980 shares for the 2010 awards under the Performance Award Agreement, which are eligible for vesting at December 31 of each respective year.

At December 31, 2011, unrecognized compensation expense on restricted stock units was $18.3 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Unrestricted Stock Awards
We issue unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when issued. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2011	2010	2009
Shares of unrestricted stock issued	11,397	5,662	4,284

Weighted average grant date fair value	$41.19	$64.35	$59.40

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the years ended December 31:

	2011	2010	2009
Shares of stock sold to employees(1)	98,653	51,210	61,407

Weighted average fair value per ESPP award(2)	$6.22	$9.27	$8.54

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the years ended December 31.

At December 31, 2011, all compensation cost associated with the ESPP had been recognized. There were approximately 98,000 shares of common stock available for future issuance under the ESPP at December 31, 2011.
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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Defined contribution plans expense	$7,228	$6,217	$3,380

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Bonus and profit sharing plans expense	$28,926	$46,782	$13,316

Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$5,472	$10,486	$—
State and local	2,045	765	—
Foreign	9,898	22,715	20,392
Total current	17,415	33,966	20,392

Deferred:
Federal	17,861	7,216	(39,311)
State and local	(2,099)	3,340	(3,341)
Foreign	(37,265)	(31,743)	(28,118)
Total deferred	(21,503)	(21,187)	(70,770)

Change in valuation allowance	8,518	3,195	6,553
Total provision (benefit) for income taxes	$4,430	$15,974	$(43,825)

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes
Domestic	$125,010	$173,032	$34,946
Foreign	(630,737)	(52,288)	(81,020)
Total income (loss) before income taxes	$(505,727)	$120,744	$(46,074)

Expected federal income tax provision (benefit)	$(177,004)	$42,260	$(16,126)
Asset impairments	207,054	—	—
Change in valuation allowance	8,518	3,195	6,553
Stock-based compensation	951	1,541	1,648
Foreign earnings	(19,222)	(14,986)	(18,224)
Tax credits	(6,877)	(9,746)	(23,224)
Uncertain tax positions, including interest and penalties	(3,996)	(10,242)	12,053
Change in tax rates	(1,522)	(1,428)	482
U.S. tax provision (benefit) of foreign branch income (loss)	(1,156)	333	(6,262)
State income tax provision (benefit), net of federal effect	(768)	1,968	(3,193)
U.S. tax provision on foreign earnings	—	279	7,932
Other, net	(1,548)	2,800	(5,464)
Total provision (benefit) for income taxes	$4,430	$15,974	$(43,825)

Our tax provision for 2011 and 2010 and tax benefit for 2009 reflect benefits associated with lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and an election under U.S. Internal Revenue Code Section 338 with respect to our foreign acquisition in 2007. No foreign tax benefit was recorded for the goodwill impairment charge in 2011. During 2010 we de-recognized a reserve for an uncertain tax position due to a change in the method of depreciation for certain foreign subsidiaries. In 2009 we recorded a benefit for foreign tax credit carryforwards resulting from the election to claim foreign taxes as a credit instead of deductions on our 2007 and 2008 U.S. federal income tax returns.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2011	2010
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$61,330	$53,213
Accrued expenses	27,103	30,798
Warranty reserves	21,230	10,332
Tax credits(2)	17,481	46,801
Equity compensation	10,526	11,206
Depreciation and amortization	9,241	10,916
Pension plan benefits expense	6,677	6,897
Inventory valuation	4,252	5,254
Other deferred tax assets, net	2,654	4,162
Total deferred tax assets	160,494	179,579
Valuation allowance	(29,953)	(24,600)
Total deferred tax assets, net of valuation allowance	130,541	154,979

Deferred tax liabilities
Depreciation and amortization	(71,889)	(89,166)
Convertible debt	—	(19,844)
Tax effect of accumulated translation	(2,733)	(2,782)
Other deferred tax liabilities, net	(7,885)	(7,645)
Total deferred tax liabilities	(82,507)	(119,437)
Net deferred tax assets	$48,034	$35,542

(1)
For tax return purposes at December 31, 2011, we had U.S. federal loss carryforwards of $29.8 million that expire during the years 2020 through 2026. The remaining portion of the loss carryforwards are composed primarily of losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2011, there was a valuation allowance of $30.0 million primarily associated with foreign loss carryforwards.

(2)
For tax return purposes at December 31, 2011, we had: (1) federal and state research and development tax credits of $28.1 million, which begin to expire in 2020; (2) alternative minimum tax credits of $2.5 million that are carried forward indefinitely; and (3) foreign tax credits of $4.9 million, which begin to expire in 2019.

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

Our deferred tax assets at December 31, 2011 do not include the tax effect on $53.9 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.4 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $42.1 million and $21.3 million at

December 31, 2011 and 2010, respectively. Foreign taxes have been provided on these undistributed foreign earnings. Determination of the amount of any unrecognized deferred income tax liability on these temporary differences are not practicable because of the complexities of the hypothetical calculation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2009	$37,644
Gross increase to positions in prior years	8,958
Gross decrease to positions in prior years	(4,360)
Gross increases to current period tax positions	5,471
Audit settlements	(2,032)
Effect of change in exchange rates	525
Unrecognized tax benefits at December 31, 2009	$46,206

Gross increase to positions in prior years	2,037
Gross decrease to positions in prior years	(11,700)
Gross increases to current period tax positions	13,743
Audit settlements	(2,049)
Decrease related to lapsing of statute of limitations	(4,002)
Effect of change in exchange rates	(2,060)
Unrecognized tax benefits at December 31, 2010	$42,175

Gross increase to positions in prior years	2,132
Gross decrease to positions in prior years	(16,603)
Gross increases to current period tax positions	1,866
Audit settlements	(1,871)
Decrease related to lapsing of statute of limitations	(2,888)
Effect of change in exchange rates	(74)
Unrecognized tax benefits at December 31, 2011	$24,737

	At December 31,
	2011	2010	2009
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$24,451	$30,832	$46,206

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net interest and penalties expense (benefit)	$(795)	$498	$1,476

	At December 31,
	2011	2010
	(in thousands)
Accrued interest	$3,781	$4,403
Accrued penalties	2,766	3,233

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $10.5 million within the next twelve months due to the expiration of the statute of limitations, and completion of examinations by taxing authorities. At December 31, 2011, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1998
France	Subsequent to 2008
Germany	Subsequent to 2005
Spain	Subsequent to 2005
United Kingdom	Subsequent to 2005
Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Rental expense	$18,513	$15,530	$15,882

Future minimum lease payments at December 31, 2011, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2012	$13,331
2013	10,061
2014	7,715
2015	5,735
2016	5,241
Beyond 2016	6,343
Future minimum lease payments	$48,426

Rent expense is recognized straight-line over the lease term, including renewal periods if reasonably assured. We lease most of our sales and distribution locations, and administration offices. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$240,000
Long-term borrowings	(160,000)	—
Standby LOC’s issued and outstanding	(44,549)	(43,540)
Net available for additional borrowings and LOC’s	$295,451	$196,460

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$67,968	$49,122
Standby LOC’s issued and outstanding	(28,733)	(21,784)
Short-term borrowings(2)	—	(66)
Net available for additional borrowings and LOC’s	$39,235	$27,272

Unsecured surety bonds in force	$139,954	$120,109

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at December 31, 2011 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against three of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), and San Diego Gas & Electric Company (San Diego), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with these customers, we agreed to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, and San Diego have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$51,283	$33,873
New product warranties	8,305	12,981
Other changes/adjustments to warranties	50,104	25,598
Reclassification from other current liabilities	—	2,878
Claims activity	(28,565)	(24,040)
Effect of change in exchange rates	(1,591)	(7)
Ending balance	79,536	51,283
Less: current portion of warranty	52,588	24,912
Long-term warranty	$26,948	$26,371

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense associated with our segments for the years ended December 31 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Itron North America	$37,704	$17,630	$12,192
Itron International	12,147	20,949	2,857
Total warranty expense	$49,851	$38,579	$15,049

Itron North America warranty charges for the year ended December 31, 2011 reflect $12.6 million associated with a defective vendor supplied component, $4.7 million due to corrective actions for specific customers, and $6.6 million resulted from the identification of a specific batch of C&I meters that were manufactured with a misaligned automated solder-feeder. Warranty expense for the year ended December 31, 2011 for Itron International reflects the benefit of an $8.6 million recovery from a third party, associated with the settlement of product claims in Sweden in 2010. The increase in Itron International's warranty expense in 2010 was primarily the result of $14.4 million recorded for arbitration claims in Sweden, which were settle in the third quarter of 2010.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$14,637	$5,870
Unearned revenue for new extended warranties	11,099	10,308
Unearned revenue recognized	(1,233)	(1,541)
Effect of change in exchange rates	(55)	—
Ending balance	24,448	14,637
Less: current portion of unearned revenue for extended warranty	1,305	1,130
Long-term unearned revenue for extended warranty within Other long-term obligations	$23,143	$13,507

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

Plan costs are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Plan costs	$24,331	$20,548	$19,802

IBNR accrual, which is included in wages and benefits payable, are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
IBNR accrual	$2,460	$2,056

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

We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing projects at some locations. Future real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013.

The total expected, recognized, and remaining restructuring related costs as of December 31, 2011 are as follows:

	Total Expected Costs	Costs Recognized	Remaining Costs to be Recognized
	(in thousands)
Employee severance costs	$52,031	$42,530	$9,501
Asset impairments	25,547	25,144	403
Other restructuring costs	7,913	408	7,505
Total	$85,491	$68,082	$17,409

Segments:
Itron North America	$16,138	$15,650	$488
Itron International	61,884	51,544	10,340
Corporate unallocated	7,469	888	6,581
Total	$85,491	$68,082	$17,409

Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as "Restructuring," except for certain costs associated with inventory write-downs, which are classified within "Cost of revenues," and accelerated depreciation expense, which is recognized according to the use of the asset.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. During the fourth quarter of 2011, as part of our restructuring plans, within our North America operating segment, we classified a small facility and the long-lived assets associated with the business as held for sale. As a result, approximately $3.6 million from property, plant, and equipment, $2.6 million from intangible assets, and $6.7 million from goodwill were transferred to "Other current assets" as of December 31, 2011. The carrying value of these assets was reduced by $12.1 million and charged to restructuring expense to reflect the estimated selling price less costs to sell. We expect to sell the business in 2012. For our North America operating segment, we also recognized an impairment charge of $328,000 related to property, plant and equipment to be disposed of, which are not classified as held for sale. See the fair value disclosures related to these assets below.

Asset impairments within our International operating segment include:

1.	impairments of $7.8 million on the land and buildings at three manufacturing sites, each designated as an asset group and classified as held and used;

2.	impairments of $3.9 million of machinery and equipment, computers, and purchased software to be disposed of; and

3.	impairments of $1.0 million of goodwill associated with a business to be sold.

The following table summarizes the activity within the restructuring related balance sheet accounts during the year ended December 31, 2011:

	Accrued Employee Severance	Asset Impairments & Net Gain (Loss) on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1	$—	$—	$—	$—
Costs incurred and charged to expense	42,530	25,144	408	68,082
Cash payments	(12,798)	—	(8)	(12,806)
Non-cash items	—	(25,144)	—	(25,144)
Effect of change in exchange rates	(1,564)	—	(1)	(1,565)
Ending balance, December 31	$28,168	$—	$399	$28,567

The current and long-term portions of the restructuring related liability balance as of December 31, 2011 were $25.6 million and

$3.0 million, which are classified within "Other current assets" and "Other long-term assets", respectively, on the Consolidated Balance Sheets.

In conjunction with our restructuring projects, certain long-lived assets have been impaired and are recognized at fair value in the consolidated balance sheets. The following table includes long-lived assets held for sale and long-lived assets held and used that were measured at fair value on a nonrecurring basis as of December 31, 2011, and the related recognized losses for the year ended December 31, 2011:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized
	(in thousands)
Long-lived assets held for sale	$898	$898	$13,151
Long-lived assets held and used	8,558	8,558	7,754
			$20,905

Long-lived assets held for sale encompass two disposal groups, each representing a business. Long lived assets consist of land, building, machinery and equipment, intangible assets, and goodwill. The fair value of the disposal groups was determined based on the expected proceeds from their pending sales. Selling costs for these business are not material. Goodwill in the amount of $7.7 million associated with these businesses was fully impaired, which is included in the total loss recognized. The net book value of intangible assets totaling $2.6 million was substantially impaired and included in the loss recognized.

Long-lived assets held and used consist of land and buildings. The fair value of these assets was determined based on the market approach using similar properties in their respective geographies.

We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. In 2012, we anticipate annualized savings of approximately $15 million. Revenues and net operating income from the activities we will exit are not material to our operating segments or consolidated results.
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
Stock Repurchase Plan
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Refer to Note 18 for additional disclosures on our stock repurchase plan.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments		Net Unrealized Gain (Loss) on Nonderivative Instruments		Pension Plan Benefit Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at December 31, 2008	$57,173	$(10,797)		$(18,975)		$6,692	$34,093
Current period other comprehensive income (loss)	40,992	1,836	—	(2,364)	—	(3,427)	37,037
Balances at December 31, 2009	$98,165	$(8,961)		$(21,339)		$3,265	$71,130

Current period other comprehensive income (loss)	(124,191)	4,441		15,825		(2,179)	(106,104)
Balances at December 31, 2010	$(26,026)	$(4,520)		$(5,514)		$1,086	$(34,974)

Current period other comprehensive income (loss)	1,308	4,520		(8,866)		852	(2,186)
Balances at December 31, 2011	$(24,718)	$—		$(14,380)		$1,938	$(37,160)

The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$1,101	$(121,031)	$47,706
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	3,054	(4,541)	(11,023)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	(14,278)	25,760	(3,866)
Net hedging (gain) loss reclassified into net income (loss)	4,200	11,829	13,975
Pension plan benefits liability adjustment	717	(3,074)	(4,533)
Total other comprehensive income (loss), before tax	(5,206)	(91,057)	42,259

Tax (provision) benefit
Foreign currency translation adjustment	207	(3,160)	(6,714)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,145)	1,611	4,247
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	5,412	(9,935)	1,502
Net hedging (gain) loss reclassified into net income (loss)	(1,589)	(4,458)	(5,363)
Pension plan benefits liability adjustment	135	895	1,106
Total other comprehensive income (loss) tax (provision) benefit	3,020	(15,047)	(5,222)

Net-of-tax amount
Foreign currency translation adjustment	1,308	(124,191)	40,992
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,909	(2,930)	(6,776)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	(8,866)	15,825	(2,364)
Net hedging (gain) loss reclassified into net income (loss)	2,611	7,371	8,612
Pension plan benefits liability adjustment	852	(2,179)	(3,427)
Total other comprehensive income (loss), net of tax	$(2,186)	$(106,104)	$37,037
Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2011 and 2010 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets		(in thousands)
Cash and cash equivalents	$133,086	$133,086	$169,477	$169,477
Foreign exchange forwards	241	241	63	63

Liabilities
2011 credit facility
USD denominated term loan	$292,502	$296,856	$—	$—
Multicurrency revolving line of credit	160,000	163,269	—	—
2007 credit facility
USD denominated term loan	—	—	218,642	219,462
EUR denominated term loan	—	—	174,031	174,684
Convertible senior subordinated notes	—	—	218,268	236,461
Interest rate swaps	—	—	6,820	6,820
Foreign exchange forwards	222	222	457	457

The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value.

2011 Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver, which we entered into on August 5, 2011, are not traded publicly. The fair value is calculated using a discounted cash flow model with significant inputs that are corroborated by observable market data, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6 for a further discussion of our debt.
2007 Credit Facility - term loans: On August 8, 2011, we repaid the remaining balance on our 2007 credit facility using proceeds from our 2011 credit facility. At December 31, 2010, the fair value was based on quoted prices from recent trades of the term loans. Refer to Note 6 for a further discussion of our debt.
Convertible senior subordinated notes: During 2011, the convertible notes were repurchased and redeemed using a combination of cash on hand and borrowings under our credit facilities. At December 31, 2010, the fair value was based on quoted prices from recent broker trades of the convertible notes. Refer to Note 6 for a further discussion of our debt.
Derivatives: Refer to Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using fair value measurements of significant other observable inputs (Level 2).
Note 16:    Segment Information

We have two operating segments: Itron North America and Itron International. Itron North America generates the majority of its revenues in the United States and Canada, while Itron International generates the majority of its revenues in EMEA (Europe, Middle East, and Africa), and the balance primarily in South America and Asia/Pacific.

In March 2011, we announced the reorganization of our global organization in which the Company will be managed under two operating segments, Energy and Water. Although certain management positions of the Company’s two new operating segments were identified, the transition to the new organizational structure, including changes to operations and financial and operational management systems is ongoing. Therefore, throughout 2011, management and external financial reporting are based on the current geographic operating segments, Itron North America and Itron International, as the new segment information will not be available until changes to the operations have occurred and new systems and processes are deployed, which will be completed in the first quarter of 2012. We will report Energy and Water operating segments in the first quarter of 2012.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Due to a decline in our market capitalization in September 2011, an impairment test of goodwill was performed as of September 30, 2011. instead of our October 1 testing date, resulting in a goodwill write-down of $584.8 million during 2011. The goodwill impairment was associated with two reporting units from the Itron International operating segment.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues
Itron North America	$1,192,665	$1,177,391	$615,731
Itron International	1,241,459	1,081,880	1,071,716
Total Company	$2,434,124	$2,259,271	$1,687,447

Gross profit
Itron North America	$387,618	$394,247	$211,682
Itron International	355,360	303,992	325,774
Total Company	$742,978	$698,239	$537,456

Operating income (loss)
Itron North America	$168,583	$201,410	$36,931
Itron International	(585,189)	26,363	37,614
Corporate unallocated	(42,577)	(43,576)	(29,518)
Total Company	(459,183)	184,197	45,027
Total other income (expense)	(46,544)	(63,453)	(91,101)
Income (loss) before income taxes	$(505,727)	$120,744	$(46,074)

For the year ended December 31, 2011, no single customer represented more than 10% of total Company or Itron International revenues, and two customers each accounted for more than 10% of Itron North America revenues.

For the year ended December 31, 2010, one Itron North America customer accounted 11% of total Company revenues, and three customers each accounted for more than 10% of Itron North America revenues. No single customer represented more than 10% of Itron International revenues in 2010.

For the year ended December 31, 2009, no single customer represented more than 10% of total Company or operating segment revenues.

Total assets by operating segments were as follows:

	At December 31,
	2011	2010	2009
	(in thousands)
Itron North America/Corporate(1)	$733,332	$754,974	$752,008
Itron International	1,344,619	2,002,944	2,139,137
Eliminations	(13,669)	(12,121)	(36,524)
Total assets	$2,064,282	$2,745,797	$2,854,621

(1) We do not allocate assets between the Itron North America operating segment and Corporate.

Revenues by region were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States and Canada	$1,182,775	$1,168,523	$606,472
Europe	836,447	756,013	806,540
Other	414,902	334,735	274,435
Total revenues	$2,434,124	$2,259,271	$1,687,447

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2011	2010	2009
	(in thousands)
United States	$107,153	$115,499	$116,081
Outside United States	155,517	183,743	202,136
Total property, plant, and equipment, net	$262,670	$299,242	$318,217

Depreciation and amortization expense associated with our segments was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Itron North America	$45,361	$45,960	$48,215
Itron International	84,087	85,243	107,513
Corporate Unallocated	18	2	9
Total Company	$129,466	$131,205	$155,737

Note 17: Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per common share and stock price data)
2011
Statement of operations data:
Revenues	$563,691	$612,401	$615,555	$642,477	$2,434,124
Gross profit	184,110	191,083	176,178	191,607	742,978
Net income (loss)	27,120	34,436	(517,082)	(54,631)	(510,157)

Earnings (loss) per common share - Basic	$0.67	$0.85	$(12.70)	$(1.35)	$(12.56)
Earnings (loss) per common share - Diluted	$0.66	$0.84	$(12.70)	$(1.35)	$(12.56)

Stock Price:

High	64.04	55.99	49.40	38.49	64.04
Low	51.12	46.68	29.50	27.52	27.52

2010
Statement of operations data:
Revenues	$497,623	$567,339	$573,651	$620,658	$2,259,271
Gross profit	157,064	174,056	181,763	185,356	698,239
Net income	25,250	25,311	27,639	26,570	104,770

Earnings (loss) per common share - Basic	$0.63	$0.63	$0.68	$0.66	$2.60
Earnings (loss) per common share - Diluted	$0.62	$0.61	$0.68	$0.65	$2.56

Stock Price:
High	75.96	81.95	66.87	67.58	81.95
Low	59.12	61.60	52.05	52.03	52.03

During 2011, we incurred a goodwill impairment charge of $584.8 million. In addition, restructuring projects were approved to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $68.1 million in 2011. Refer to Note 5 and Note 13 for further disclosures on the goodwill impairment and restructuring charges, respectively.

Note 18:    Subsequent Events

Stock Repurchase
Subsequent to December 31, 2011 and through February 16, 2012, we repurchased 282,090 shares of our common stock, including 60,200 shares executed during December 2011 but settled in January 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $37.56.

Business Acquisition
On February 15, 2012, we signed an Agreement and Plan of Merger (Merger Agreement) with SmartSynch, Inc. (SmartSynch). SmartSynch is a provider of point-to-point smart grid solutions that utilize cellular networks for communications. We have partnered with SmartSynch for more than a decade, delivering integrated solutions to some of our largest smart grid customers. Our technologies are complementary and together provide options to tailor solutions for multiple customer scenarios.

The estimated total purchase price of SmartSynch is approximately $100 million in cash. Completion of this acquisition is expected in the second quarter of 2012.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2011, or in any period subsequent to such date, through the date of this report.
ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)    Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2011. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.,
We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 16, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 16, 2012
ITEM 9B:    OTHER INFORMATION
No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that was not reported.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012 (the 2012 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.
Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2012 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2012 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporate herein by reference. Our code of ethics can be accessed on our website, at www.itron.com under the Investors section.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2012, as set forth by Item 407(c)(3) of Regulation S-K.
The section entitled “Corporate Governance” appearing in the 2012 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.
ITEM 11:    EXECUTIVE COMPENSATION
The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2012 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2012 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.
The section entitled “Compensation Committee Report” appearing in the 2012 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Equity Compensation Plan Information” appearing in the 2012 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.
The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2012 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance” appearing in the 2012 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporate herein by reference.
The section entitled “Corporate Governance” appearing in the 2012 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES
The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2012 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV
ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statement:
The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.
(a) (2) Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts
(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003 - File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.’s Current Report on Form 8-K, filed on September 7, 2011 - File No. 0-22418)

4.1
Rights Agreement between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated December 11, 2002. (Filed as Exhibit 4.1 to Itron, Inc.’s Registration of Securities on Form 8-A, filed on December 16, 2002 - File No. 0-22418)

4.2
Amendment To Rights Agreement (originally dated December 11, 2002) between Itron, Inc. and Mellon Investor Services LLC, as Rights Agent, dated September 22, 2010. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on September 22, 2010 - File No. 0-22418)

4.3
Credit Agreement dated August 5, 2011 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited. (Filed as Exhibit 4.1to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

4.4
Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

10.1	Form of Change in Control Severance Agreement for Executive Officers. * (Filed as Exhibit 10.7 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.2	Schedule of certain executive officers who are parties to Change in Control Severance Agreements with Itron, Inc. * (attached hereto)

10.3
First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on December 17, 2008 - File No. 0-22418)

10.4	Employee Agreement between Actaris Management Services S.A. and Marcel Regnier. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on December 17, 2008 File No. 0-22418)

10.5
Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. * (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000 - File No. 0-22418)

10.6	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. * (attached hereto)

Exhibit Number	Description of Exhibits

10.7	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on March 26, 2007 - File No. 0-22418)

10.8	2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

10.9	Executive Management Incentive Plan. * (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

10.10
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.11
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.12
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.13
Form of Restricted Stock Unit Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.14
Form of Restricted Stock Unit Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.15
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.3 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.16
Form of Restricted Stock Unit Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.4 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.17
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.5 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.18
Form of Long Term Performance Restricted Stock Unit (RSU) Award Notice and Agreement for U.S. Participants for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.18 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.19
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.20
Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.20 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

Exhibit Number	Description of Exhibits

10.21
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.21 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.22
Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.22 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.23
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.6 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 5, 2010 - File No. 0-22418)

10.24	Executive Deferred Compensation Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on form 10-Q, Filed on November 1, 2011 - File No. 0-22418)

10.25	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.26	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.27
Offer Letter, dated as of August 31, 2011, between Itron, Inc. and LeRoy D. Nosbaum. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on September 7, 2011 - File No. 0-22418)

21.1	Subsidiaries of Itron, Inc. (attached hereto)

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm. (attached hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (attached hereto)

101.INS**	XBRL Instance Document. (attached hereto)

101.SCH**	XBRL Taxonomy Extension Schema. (attached hereto)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. (attached hereto)

101.DEF **	XBRL Taxonomy Extension Definition Linkbase. (attached hereto)

101.LAB**	XBRL Taxonomy Extension Label Linkbase. (attached hereto)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. (attached hereto)

*	Management contract or compensatory plan or arrangement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 16th day of February, 2012.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of February, 2012.

Signatures	Title

/s/ LEROY D. NOSBAUM
LeRoy D. Nosbaum	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL B. BRACY
Michael B. Bracy	Director

/s/ KIRBY A. DYESS
Kirby A. Dyess	Director

/s/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ SHARON L. NELSON
Sharon L. Nelson	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ GRAHAM M. WILSON
Graham M. Wilson	Director

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Other adjustments	Additions charged to costs and expenses	Balance at end of period Noncurrent
	(in thousands)
Year ended December 31, 2011:
Deferred tax assets valuation allowance	$24,600	$(3,165)	$8,518	$29,953
Year ended December 31, 2010:
Deferred tax assets valuation allowance	$22,425	$(1,020)	$3,195	$24,600