Form 10-K/A
period 2011-12-31
ITRON INC /WA/
filed 2012-02-22
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer	☒	Accelerated filer	¬
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	¬
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

EXPLANATORY NOTE

Itron, Inc. is filing this Amendment No. 1 on Form 10-K/A (Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC) on February 16, 2012 (the Original Filing) solely to correct an administrative error in the content of Exhibit 23.1, Consent of Ernst & Young LLP Independent Registered Public Accounting Firm (Consent). The error relates to the date of Ernst & Young's Consent and to an erroneous reference to the date of Ernst & Young's audit reports. The date of the Consent and the reference to the date of Ernst & Young's audit reports included in the Consent as part of the Original Filing was February 16, 2011. The correct date of the Consent is February 16, 2012 and the correct date of the audit reports included in the Original Filing is February 16, 2012. A new consent with the correct dates is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the SEC Act of 1934, as amended, this Form10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Exhibit Number	Description of Exhibits

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the Original Filing.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 21st day of February, 2012.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer