Form 10-Q
period 2012-03-31
ITRON INC /WA/
filed 2012-05-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2012 there were outstanding 39,958,625 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenues	$571,640	$563,691
Cost of revenues	388,535	378,713
Gross profit	183,105	184,978

Operating expenses
Sales and marketing	49,856	44,478
Product development	44,356	40,142
General and administrative	36,570	34,672
Amortization of intangible assets	11,913	15,597
Restructuring expense	789	—
Total operating expenses	143,484	134,889

Operating income	39,621	50,089
Other income (expense)
Interest income	193	308
Interest expense	(2,437)	(12,114)
Other income (expense), net	(2,176)	(1,590)
Total other income (expense)	(4,420)	(13,396)

Income before income taxes	35,201	36,693
Income tax provision	(9,629)	(9,567)
Net income	25,572	27,126
Net income attributable to noncontrolling interests	219	6
Net income attributable to Itron, Inc.	$25,353	$27,120

Earnings per common share - Basic	$0.64	$0.67
Earnings per common share - Diluted	$0.63	$0.66

Weighted average common shares outstanding - Basic	39,913	40,546
Weighted average common shares outstanding - Diluted	40,216	41,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$25,572	$27,126
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28,541	100,447
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	60
Net unrealized gain (loss) on nonderivative hedging instruments	—	(7,810)
Net hedging loss (gain) reclassified into net income	—	1,442
Pension plan benefit liability adjustment	23	(552)
Total other comprehensive income (loss), net of tax	28,564	93,587
Total comprehensive income (loss), net of tax	54,136	120,713
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interest	219	6
Foreign currency translation adjustments	—	372
Amounts attributable to noncontrolling interest	219	378
Comprehensive income (loss) attributable to Itron, Inc.	$53,917	$120,335
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$154,438	$133,086
Accounts receivable, net	389,178	371,641
Inventories	210,658	195,837
Deferred tax assets current, net	58,727	58,172
Other current assets	87,431	81,618
Total current assets	900,432	840,354

Property, plant, and equipment, net	263,803	262,670
Deferred tax assets noncurrent, net	18,679	22,144
Other long-term assets	30,256	62,704
Intangible assets, net	234,313	239,500
Goodwill	650,996	636,910
Total assets	$2,098,479	$2,064,282

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$245,983	$246,775
Other current liabilities	57,537	53,734
Wages and benefits payable	82,021	93,730
Taxes payable	14,971	11,526
Current portion of debt	15,000	15,000
Current portion of warranty	48,235	52,588
Unearned revenue	45,263	37,369
Total current liabilities	509,010	510,722

Long-term debt	423,752	437,502
Long-term warranty	29,016	26,948
Pension plan benefit liability	64,432	62,449
Deferred tax liabilities noncurrent, net	29,011	31,699
Other long-term obligations	73,483	73,417
Total liabilities	1,128,704	1,142,737

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,313,316	1,319,222
Accumulated other comprehensive loss, net	(8,596)	(37,160)
Accumulated deficit	(349,784)	(375,137)
Total Itron, Inc. shareholders' equity	954,936	906,925
Noncontrolling interests	14,839	14,620
Total equity	969,775	921,545
Total liabilities and equity	$2,098,479	$2,064,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating activities
Net income	$25,572	$27,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,227	31,531
Stock-based compensation	4,198	4,975
Amortization of prepaid debt fees	348	1,305
Amortization of convertible debt discount	—	2,643
Deferred taxes, net	(69)	7,569
Other adjustments, net	863	(2,000)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	20,825	24,545
Inventories	(10,994)	(34,074)
Other current assets	(7,261)	(12,058)
Other long-term assets	1,308	(20,935)
Accounts payables, other current liabilities, and taxes payable	2,953	11,311
Wages and benefits payable	(13,358)	(29,383)
Unearned revenue	9,740	15,693
Warranty	(3,357)	6,445
Other operating, net	(3,992)	1,320
Net cash provided by operating activities	54,003	36,013

Investing activities
Acquisitions of property, plant, and equipment	(12,043)	(11,250)
Business acquisition, net of cash equivalents acquired	(860)	(14,829)
Other investing, net	283	305
Net cash used in investing activities	(12,620)	(25,774)

Financing activities
Payments on debt	(13,750)	(52,919)
Issuance of common stock	978	1,142
Repurchase of common stock	(10,594)	—
Other financing, net	140	(589)
Net cash used in financing activities	(23,226)	(52,366)

Effect of foreign exchange rate changes on cash and cash equivalents	3,195	6,062
Increase (decrease) in cash and cash equivalents	21,352	(36,065)
Cash and cash equivalents at beginning of period	133,086	169,477
Cash and cash equivalents at end of period	$154,438	$133,412

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$2,517	$(2,139)
Fair value of contingent and deferred consideration payable for business acquisition	—	5,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$10,270	$2,680
Interest, net of amounts capitalized	2,088	9,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2011 audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 17, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interests
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss). The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

Reclassification
Certain prior period amounts have been reclassified to conform to the current classifications in the Consolidated Statements of Operations. These reclassifications relate to certain administrative expenses in North America that were previously allocated to cost of revenues and sales and marketing and product development operating expenses in prior periods but have been reclassified to general and administrative operating expenses to conform to our worldwide presentation. These reclassifications did not have a material impact to gross profit and had no impact on income before income taxes, net income attributable to Itron, Inc., earnings per share, or total equity.

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

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. The cash and cash equivalents balance in our Consolidated Balance Sheets includes amounts that reside in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of the cash and cash equivalents balance, and there may be limitations on Itron to repatriate cash to the U.S. from these entities.

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

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 13 for further disclosures of our derivative instruments and their impact on OCI.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statement of Operations according to the use of the asset, except those recognized in conjunction with our restructuring activities, which are classified as restructuring expense.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development, are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs associated with an acquisition are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes.

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our intangible assets have a finite life and are amortized over their estimated useful lives based on estimated discounted cash flows. Intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three new reporting units are Electricity, Gas, and Water. Our new Energy operating segment comprises the Electricity and Gas reporting units, while our new Water operating segment comprises the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. The impairment test involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.

Contingencies
A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these factors and related estimates could materially affect our financial position and results of operations. Legal costs to defend against contingent liabilities are expensed as incurred.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Asset impairments, net, are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, the asset group may consist of property, plant, equipment, intangible assets, and goodwill.

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

Share Repurchase Plan
We may repurchase shares of Itron common stock under a twelve-month program, which was authorized by our Board of Directors on October 24, 2011. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the value of the repurchased shares is deducted from common stock.

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

◦
Revenue from associated software and services is recognized using the units-of-delivery method of contract accounting, as the software is essential to the functionality of the related hardware and the implementation services are essential to the functionality of the associated software. This methodology results in the deferral of costs and revenues as professional services and software implementation commence prior to deployment of hardware.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $72.4 million and $61.0 million at March 31, 2012 and December 31, 2011 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred cost is recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $10.2 million and $11.7 million at March 31, 2012 and December 31, 2011 and are recorded within other assets in the Consolidated Balance Sheets.

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

We utilize a two step approach to account for uncertain tax positions. A tax position is first evaluated for recognition based on its technical merits. Tax positions that have a greater than fifty percent likelihood of being realized upon ultimate settlement are then measured to determine amounts to be recognized in the financial statements. This measurement incorporates information about potential settlements with taxing authorities. A previously recognized tax position is derecognized in the first period in which the position no longer meets the more-likely-than-not recognition threshold or upon expiration of the statute of limitations. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as part of income tax expense.

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Net income available to common shareholders	$25,353	$27,120

Weighted average common shares outstanding - Basic	39,913	40,546
Dilutive effect of convertible notes	—	—
Dilutive effect of stock-based awards	303	499
Weighted average common shares outstanding - Diluted	40,216	41,045
Earnings per common share - Basic	$0.64	$0.67
Earnings per common share - Diluted	$0.63	$0.66

Convertible Notes
Our convertible notes, which were repaid/redeemed during the third quarter of 2011, contained a provision that would have required us to settle the principal amount of the convertible notes in cash and settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. During the periods in which the convertible notes were outstanding, we included in the EPS calculation the amount of shares it would have taken to satisfy the conversion obligation, assuming that all of the convertible notes were converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices of our common stock for the three months ended March 31, 2011 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.2 million and 657,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at March 31, 2012 and December 31, 2011.
Stock Repurchase Plan
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. As of March 31, 2012, we have repurchased $40 million of our common stock, with $60 million remaining under the repurchase program.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2012	December 31, 2011
	(in thousands)
Trade receivables (net of allowance of $5,983 and $6,049)	$335,633	$328,845
Unbilled receivables	53,545	42,796
Total accounts receivable, net	$389,178	$371,641

At March 31, 2012 and December 31, 2011, $19.0 million and $2.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At March 31, 2012 and December 31, 2011, contract retainage amounts that were unbilled and classified as unbilled receivables were $9.2 million and $7.4 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At March 31, 2012, we had no long-term unbilled receivables or long-term retainage contract receivables as we expect to collect all contract retainage and unbilled receivables within the following 12 months. At December 31, 2011, long-term unbilled receivables and long-term retainage contracts totaled $31.5 million.

Allowance for doubtful account activity	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$6,049	$9,045
Provision (release) of doubtful accounts, net	(60)	(346)
Accounts written-off	(239)	(47)
Effects of change in exchange rates	233	379
Ending balance	$5,983	$9,031

Inventories	March 31, 2012	December 31, 2011
	(in thousands)
Materials	$115,069	$112,470
Work in process	14,573	16,306
Finished goods	81,016	67,061
Total inventories	$210,658	$195,837

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $6.8 million and $7.4 million at March 31, 2012 and December 31, 2011, respectively.

Property, plant, and equipment, net	March 31, 2012	December 31, 2011
	(in thousands)
Machinery and equipment	$276,719	$269,611
Computers and purchased software	77,857	74,885
Buildings, furniture, and improvements	147,177	140,064
Land	28,632	26,126
Construction in progress, including purchased equipment	19,936	20,687
Total cost	550,321	531,373
Accumulated depreciation	(286,518)	(268,703)
Property, plant, and equipment, net	$263,803	$262,670

Depreciation expense	Three Months Ended March 31,
	2012	2011
	(in thousands)
Depreciation expense	$15,314	$15,934
Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	March 31, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$394,375	$(316,213)	$78,162	$387,606	$(305,285)	$82,321
Customer contracts and relationships	286,978	(140,418)	146,560	278,581	(131,418)	147,163
Trademarks and trade names	73,264	(63,877)	9,387	71,854	(62,206)	9,648
Other	11,095	(10,891)	204	11,153	(10,785)	368
Total intangible assets	$765,712	$(531,399)	$234,313	$749,194	$(509,694)	$239,500

A summary of the intangible asset account activity is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance, intangible assets, gross	$749,194	$759,152
Intangible assets acquired	—	10,297
Effect of change in exchange rates	16,518	37,086
Ending balance, intangible assets, gross	$765,712	$806,535

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2012 (amount remaining at March 31, 2012)	$35,868
2013	39,476
2014	31,883
2015	26,232
2016	21,631
Beyond 2016	79,223
Total intangible assets, net	$234,313

Note 5:    Goodwill

Effective January 1, 2012, our reporting segments were changed from two geographic operating segments, Itron North America and Itron International, to two product operating segments, Energy and Water. As a result, we reallocated the goodwill balance as of January 1, 2012 to the reporting units within these two operating segments.

The following table reflects the goodwill balance as of March 31, 2012 and 2011 (in thousands):

	Total Company
Goodwill at January 1, 2011	$1,209,376
Goodwill acquired	10,083
Effect of change in exchange rates	74,993
Goodwill at March 31, 2011	$1,294,452

	Total Company	Energy	Water
Balance at January 1, 2012
Goodwill before impairment	$1,221,757	$808,601	$413,156
Accumulated impairment losses	584,847	254,735	330,112
Goodwill, net	636,910	553,866	83,044

Effect of change in exchange rates	14,086	7,061	7,025

Balance at March 31, 2012
Goodwill before impairment	1,226,165	811,447	414,718
Accumulated impairment losses	575,169	250,520	324,649
Goodwill, net	$650,996	$560,927	$90,069

As a result of the significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of September 30, 2011, and recorded total goodwill impairment charges of $584.8 million in the year ended December 31, 2011. These goodwill impairment charges were associated with our previous reporting units of Itron International Electricity and Itron International Water. The accumulated impairment losses were reallocated to our new operating segments, Energy and Water, effective January 1, 2012.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
2011 credit facility
USD denominated term loan	$288,752	$292,502
Multicurrency revolving line of credit	150,000	160,000
Total debt	438,752	452,502
Current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$423,752	$437,502

Credit Facilities
On August 5, 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (the 2007 credit facility). The 2011 credit facility consists of a $300 million

U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. Both the term loan and the revolver mature on August 8, 2016 and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, and paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at March 31, 2012.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2012, the interest rate for both the term loan and the revolver was 1.50% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
2011 credit facility term loan	$3,750	$—
2011 credit facility multicurrency revolving line of credit	10,000	—
2007 credit facility term loans	—	52,919
Total credit facility repayments	$13,750	$52,919

At March 31, 2012, $150 million was outstanding under the 2011 credit facility revolver, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $303.2 million available for additional borrowings. On April 2, 2012, we increased the revolver from $500 million to $660 million in accordance with the terms of the 2011 credit facility agreement.

During 2011, unamortized prepaid debt fees of $2.4 million were written-off to interest expense upon payment of the 2007 credit facility. Prepaid debt fees of approximately $6.6 million were capitalized associated with the 2011 credit facility. Unamortized prepaid debt fees were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Unamortized prepaid debt fees	$5,719	$6,027

Convertible Senior Subordinated Notes
On August 1, 2011, in accordance with the terms of the convertible senior subordinated notes (convertible notes), we repurchased $184.8 million of the convertible notes at their principal amount plus accrued and unpaid interest. On September 30, 2011, we redeemed the remaining $38.8 million of the convertible notes, plus accrued and unpaid interest.

The convertible notes were separated between the liability and equity components using our estimated non-convertible debt borrowing rate at the time the convertible notes were issued, which was determined to be 7.38%. This rate also reflected the effective interest rate on the liability component for all periods during which the convertible notes were outstanding. The carrying amount of the equity component of $31.8 million is retained as a permanent component of our shareholders' equity, and no gain or loss was recognized upon derecognition of the convertible notes as the fair value of the consideration transferred to the holders equaled the fair value of the liability component.

The discount on the liability component was fully amortized by the end of the second quarter of 2011.The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Contractual interest coupon	$—	$1,398
Amortization of the discount on the liability component	—	2,643
Total interest expense on convertible notes	$—	$4,041
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by FASB Accounting Standards Codification (ASC) 820-10-20, Fair Value Measurements. We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at March 31, 2012 included foreign exchange spot and forward rates, both of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at March 31, 2012. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments determined using the fair value measurement of significant other observable inputs (Level 2) at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$54	$241

Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$91	$222

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2012	2011
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,380)	$(10,034)
Unrealized gain (loss) on derivative instruments	—	60
Unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(7,810)
Realized (gains) losses reclassified into net income (loss)	—	1,442
Net unrealized loss on hedging instruments at March 31,	$(14,380)	$(16,342)

Following the termination of our net investment hedge in August 2011, the net derivative loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

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

In 2010, we entered into two interest rate swaps with one-year terms, which each converted $100 million of our U.S. dollar term loan from a floating LIBOR interest rate to fixed interest rates of 2.11% and 2.15%, respectively. These swaps expired on June 30, 2011 and did not include the additional interest rate margin applicable to our term debt.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2012	2011		2012	2011		2012	2011
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$—	$(2,328)	Interest expense	$—	$(2,383)	Interest expense	$—	$(49)

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

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three months ended March 31 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$—	$(12,580)
Net of tax	$—	$(7,810)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 145 contracts were entered into during the three months ended March 31, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $37 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Foreign exchange forward contracts	$(177)	$(2,082)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2012	December 31, 2011
	(in thousands)
Plan assets in other long-term assets	$(477)	$(449)
Current portion of pension plan liability in wages and benefits payable	2,626	2,621
Long-term portion of pension plan liability	64,432	62,449
Net pension plan benefit liability	$66,581	$64,621
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $321,000 and $354,000 to the defined benefit pension plans for the three months ended March 31, 2012 and 2011, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2012, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $524,000 to our defined benefit pension plans. We contributed $520,000 to the defined benefit pension plans for the year ended December 31, 2011.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Service cost	$738	$617
Interest cost	926	917
Expected return on plan assets	(85)	(80)
Amortization of actuarial net loss (gain)	2	14
Amortization of unrecognized prior service costs	17	18
Net periodic benefit cost	$1,598	$1,486
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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock options	$272	$1,033
Restricted stock units	3,516	3,551
Unrestricted stock awards	205	175
ESPP	205	216
Total stock-based compensation	$4,198	$4,975

Related tax benefit	$1,189	$1,402

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2012, 1,371,152 shares were available for grant under the Stock Incentive Plan.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Expected volatility	42.7%	46.6%
Risk-free interest rate	0.9%	2.0%
Expected life (years)	5.14	4.85

Expected volatility is based on a combination of historical volatility of our common stock and the implied volatility of our traded options for the related expected life period. We believe this combined approach is reflective of current and historical market conditions and an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected life of the award. The expected life is the weighted average expected life of an award based on the period of time between the date the award is granted and the estimated date the award will be fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	78	56.64			$23.93
Exercised	(18)	19.46		$737
Expired	(1)	7.00
Outstanding, March 31, 2011	1,161	$55.89	5.70	$10,774

Exercisable, March 31, 2011	988	$53.58	5.18	$10,774

Expected to vest, March 31, 2011	163	$69.69	8.63	$—

Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(13)	21.60		$280
Expired	(1)	48.51
Outstanding, March 31, 2012	1,149	$56.00	4.42	$4,638

Exercisable, March 31, 2012	1,023	$56.93	3.81	$4,400

Expected to vest, March 31, 2012	116	$48.50	9.39	$219

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

As of March 31, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or through the participant’s retirement eligible date. For performance awards granted in 2012, the maximum restricted stock units that may become eligible for vesting is 208,000 with a grant date fair value of $44.07.

The following table summarizes restricted stock unit activity for the three months ended March 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2011	588
Granted(2)	253	$56.67
Released	(127)		$8,857
Forfeited	(2)
Outstanding, March 31, 2011	712

Outstanding, January 1, 2012	625
Granted(2)	374	$48.23
Released	(168)		$10,976
Forfeited	(14)
Outstanding, March 31, 2012	817

Expected to vest, March 31, 2012	733		$33,290

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units do not include the respective 2011 and 2012 awards under the Performance Award Agreement, which are not eligible for vesting as of March 31 of each respective year.

At March 31, 2012, unrecognized compensation expense on restricted stock units was $32.3 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Shares of unrestricted stock granted	5,453	3,177

Weighted average grant date fair value	$37.55	$55.03

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Shares of stock sold to employees(1)	23,057	17,058

Weighted average fair value per ESPP award(2)	$6.81	$8.47

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three months ended March 31.

At March 31, 2012, all compensation cost associated with the ESPP had been recognized. There were approximately 74,000 shares of common stock available for future issuance under the ESPP at March 31, 2012.
Note 10:    Income Taxes

Our tax provisions (benefits) as a percentage of income (loss) before tax typically differ from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

For the three months ended March 31, 2012, we had a tax provision of 27%, based on a percentage of income before tax, as compared with a tax provision of 26% for the same period in 2011.

Our tax provisions in 2012 and 2011 differ from the federal statutory rate due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net interest and penalties expense (benefit)	$287	$(5)

Accrued interest and penalties recorded are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued interest	$4,172	$3,781
Accrued penalties	2,868	2,766

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$25,473	$24,737
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	25,109	24,451

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $8.5 million within the next twelve months due to the expiration of the statute of limitations, and completion of examinations by taxing authorities. At March 31, 2012, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(150,000)	(160,000)
Standby LOC’s issued and outstanding	(46,786)	(44,549)
Net available for additional borrowings and LOC’s	$303,214	$295,451

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$62,968	$67,968
Standby LOC’s issued and outstanding	(27,305)	(28,733)
Net available for additional borrowings and LOC’s	$35,663	$39,235

Unsecured surety bonds in force	$151,213	$139,954

(1)	See Note 6 for details regarding our secured credit facilities.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

On April 2, 2012, we increased the revolver from $500 million to $660 million in accordance with the terms of the 2011 credit facility agreement.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at March 31, 2012 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against three of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), and San Diego Gas & Electric Company (San Diego), two customers of recently acquired SmartSynch, Inc., and several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, and San Diego have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17th, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO).  All claims on two of the three asserted patents currently stand rejected in those proceedings. For the remaining asserted patent, on May 2, 2012, the U.S. PTO issued a notice indicating that certain of the original claims, and new claims, have been determined to be patentable by TransData. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by $0.11. On August 22, 2011, the lead plaintiff filed a consolidated complaint, which defendants moved to dismiss. The decision on the Motion to Dismiss is pending. We believe the facts and legal claims alleged are without merit, and we intend to vigorously defend our interests.

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington, in and for Spokane County against certain officers and directors seeking unspecified damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron's financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc. This purported derivative action has been stayed pending the outcome of the Motion to Dismiss the class action lawsuit pending in U.S. Federal Court for the Eastern District of Washington. Defendants believe they have valid defenses and intend to defend themselves vigorously.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$79,536	$51,283
New product warranties	2,129	1,883
Other changes/adjustments to warranties	5,831	9,012
Claims activity	(11,320)	(4,447)
Effect of change in exchange rates	1,075	1,432
Ending balance, March 31	77,251	59,163
Less: current portion of warranty	48,235	26,260
Long-term warranty	$29,016	$32,903

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties.

Warranty expense for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Total warranty expense	$7,960	$2,337

Warranty expense for the three months ended March 31, 2011 reflects the benefit of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$24,448	$14,637
Unearned revenue for new extended warranties	2,946	2,933
Unearned revenue recognized	(300)	(377)
Effect of change in exchange rates	46	—
Ending balance, March 31	27,140	17,193
Less: current portion of unearned revenue for extended warranty	1,445	1,126
Long-term unearned revenue for extended warranty within Other long-term obligations	$25,695	$16,067

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

Plan costs are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Plan costs	$5,661	$6,744

IBNR accrual, which is included in wages and benefits payable, is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
IBNR accrual	$2,462	$2,460

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 12:     Restructuring

During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

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

The total expected costs of $85.5 million for the restructuring projects did not change from the total expected costs at December 31, 2011. The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the three months ended March 31, 2012, and the remaining restructuring costs as of March 31, 2012 are as follows:

	Total Expected Costs at March 31, 2012	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2012	Remaining Costs to be Recognized at March 31, 2012
	(in thousands)
Employee severance costs	$52,031	$42,530	$539	$8,962
Asset impairments	25,547	25,144	—	403
Other restructuring costs	7,913	408	250	7,255
Total	$85,491	$68,082	$789	$16,620

Segments:
Energy	$62,603	$51,873	$603	$10,127
Water	17,491	15,321	18	2,152
Corporate unallocated	5,397	888	168	4,341
Total	$85,491	$68,082	$789	$16,620

Other restructuring costs includes expenses to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented as restructuring expense in the Consolidated Statements of Operations, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The following table summarizes the activity within the restructuring related balance sheet accounts during the three months ended March 31, 2012:

	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2012	$28,168	$—	$399	$28,567
Costs incurred and charged to expense	539	—	250	789
Cash payments	(3,337)	—	(498)	(3,835)
Non-cash items	—	—	—	—
Effect of change in exchange rates	786	—	—	786
Ending balance, March 31, 2012	$26,156	$—	$151	$26,307

Asset impairments are determined at the asset group level. There were no asset impairments recognized during the three months ended March 31, 2012.

The current and long-term portions of the restructuring related liability balance as of March 31, 2012 were $25.9 million and $400,000, which are classified within other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

There were no significant long-lived assets that were recognized at fair value during the three months ended March 31, 2012.

As a result of our restructuring activities, we expect to achieve annualized cost savings of approximately $30 million by the end of 2013. In the second half of 2012, we anticipate savings of approximately $15 million. Revenues and net operating income from the activities we will exit are not material to our operating segments or consolidated results.

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$28,702	$100,792
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	—	55
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(12,580)
Net hedging (gain) loss reclassified into net income	—	2,328
Pension plan benefits liability adjustment	19	(778)
Total other comprehensive income (loss), before tax	28,721	89,817

Tax (provision) benefit
Foreign currency translation adjustment	(161)	(345)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	—	5
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	4,770
Net hedging (gain) loss reclassified into net income	—	(886)
Pension plan benefits liability adjustment	4	226
Total other comprehensive income (loss) tax (provision) benefit	(157)	3,770

Net-of-tax amount
Foreign currency translation adjustment	28,541	100,447
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	—	60
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(7,810)
Net hedging (gain) loss reclassified into net income	—	1,442
Pension plan benefits liability adjustment	23	(552)
Total other comprehensive income (loss), net of tax	$28,564	$93,587

Accumulated other comprehensive income (loss), net of tax, was $(8.6) million at March 31, 2012 and $(37.2) million at December 31, 2011. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 14:    Fair Values of Financial Instruments
The fair values at March 31, 2012 and December 31, 2011 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets		(in thousands)
Cash and cash equivalents	$154,438	$154,438	$133,086	$133,086
Foreign exchange forwards	54	54	241	241

Liabilities
2011 credit facility
USD denominated term loan	$288,752	$292,894	$292,502	$296,856
Multicurrency revolving line of credit	150,000	152,975	160,000	163,269
Foreign exchange forwards	91	91	222	222
The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

2011 Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair value is calculated using a discounted cash flow model with significant inputs that are corroborated by observable market data, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles (Level 2). Refer to Note 6 for a further discussion of our debt.
Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using significant other observable inputs (Level 2).
Note 15:    Segment Information

As part of the global reorganization we announced in the first quarter of 2011, Itron is now managed and reporting under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three months ended March 31, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

The Energy operating segment includes our global electricity and gas businesses, while the Water operating segment includes our global water and heat businesses.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and therefore intersegment revenues are minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Energy
Standard electricity (electromechanical and electronic) and gas meters; advanced electricity and gas meters and communication modules; smart electricity meters; smart electricity and gas communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting, and analysis.

Water
Standard water and heat meters; advanced and smart water meters and communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting/analysis, and system management.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues
Energy	$437,747	$431,816
Water	133,893	131,875
Total Company	$571,640	$563,691

Gross profit
Energy	$134,603	$137,584
Water	48,502	47,394
Total Company	$183,105	$184,978

Operating income (loss)
Energy	$38,164	$43,168
Water	15,937	16,854
Corporate unallocated	(14,480)	(9,933)
Total Company	39,621	50,089
Total other income (expense)	(4,420)	(13,396)
Income before income taxes	$35,201	$36,693

One customer represented more than 10% of total Company revenues for the three months ended March 31, 2012, while no customer represented more than 10% of total Company revenues during the same period in 2011. Two customers each accounted for more than 10% of the Energy operating segment revenues for each of the three months periods ended March 31, 2012 and 2011. No single customer represented more than 10% of the Water operating segment revenues for the three months ended March 31, 2012 and 2011.

Revenues by region were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
United States and Canada	$284,587	$274,462
Europe, Middle East, and Africa	220,956	223,703
Other	66,097	65,526
Total revenues	$571,640	$563,691

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Energy	$20,656	$23,555
Water	6,556	7,975
Corporate Unallocated	15	1
Total Company	$27,227	$31,531
Note 16:    Subsequent Events

Credit Facility
On April 2, 2012, we increased the revolver from $500 million to $660 million in accordance with the terms of the 2011 credit facility agreement. There were no other changes to the 2011 credit facility agreement. The expanded multicurrency revolving line of credit provides us with increased flexibility and liquidity for the acquisition of SmartSynch, Inc. and for general corporate purposes.

SmartSynch, Inc. Acquisition
On May 1, 2012, we completed our acquisition of 100% of SmartSynch, Inc. (SmartSynch). SmartSynch is a provider of point-to-point smart grid solutions that utilize cellular networks for communications. The acquisition strengthens Itron's cellular communications offering, and the Company believes the acquisition brings greater choice to utility customers across the spectrum of smart metering deployments.

The purchase price of SmartSynch, before adjustments for changes in working capital, was $100 million in cash. All other business combination disclosures are not available, due to the proximity of the acquisition to the issuance of these financial statements. During the first quarter of 2012, we incurred $2 million of costs related to this acquisition.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 17, 2012.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on customers' acceptance of new products and their performance, 5) competition, 6) changes in domestic and international laws and regulations, 7) changes in foreign currency exchange rates and interest rates, 8) international business risks, 9) our own and our customers' or suppliers' access to and cost of capital, 10) future business combinations, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 17, 2012.

Results of Operations

We derive the majority of our revenues from sales of products and services to utilities. Our products and services include hardware, software, managed services, and consulting. Cost of revenues includes materials, labor, overhead, warranty expense, and distribution and documentation costs for software.

As part of our global reorganization that was announced in the first quarter of 2011, we now manage and report under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three months ended March 31, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

The Energy operating segment includes our global electricity and gas businesses, while the Water operating segment includes our global water and heat businesses.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and therefore intersegment revenues are minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are neither allocated to the segments, nor included in the measure of segment profit or loss.

Overview

Revenues for the three months ended March 31, 2012 were $572 million, compared with $564 million for the same period last year. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $13 million. The increase in revenues was due to growth in both the Energy and Water operating segments. Gross margin for the first quarter of 2012 was 32.0%, compared with a gross margin of 32.8% for the same period last year. During the first quarter of 2011, we recognized a benefit of $8.6 million from an insurance recovery for a warranty claim, which positively impacted the gross margin by 1.5 percentage points. Operating expenses increased 6% during the first three months of 2012, compared with the same time last year, primarily due to increased sales and marketing and product development associated with expansion of our sales efforts in developing markets and investment in new and enhanced products for the smart grid market.

Total backlog was $1.2 billion and twelve-month backlog was $760 million at March 31, 2012.

Our restructuring projects continue to progress as planned and we expect to substantially complete these projects by the end of 2013. Since the announcement of the projects during the fourth quarter of 2011, we have incurred $69 million in costs, representing approximately 80% of the total expected costs. As a result of our restructuring activities, we anticipate savings of approximately $15 million in the second half of 2012. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing projects at some locations. Future real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal, potentially delaying the completion of the restructuring projects beyond 2013.

Net debt repayments during the three months ended March 31, 2012 were $13.8 million, bringing the total debt outstanding to $438.8 million at March 31, 2012. On April 2, 2012, we increased our multicurrency revolving line of credit (revolver) from $500 million to $660 million in accordance with the terms of the 2011 credit facility agreement. The expanded revolver will provide increased flexibility and liquidity, including for the acquisition of SmartSynch, Inc., which closed on May 1, 2012.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands)
Revenues	$571,640	$563,691	1%
Gross Profit	$183,105	$184,978	(1)%
Gross Margin	32.0%	32.8%

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues by region
United States and Canada (North America)	$284,587	$274,462
Europe, Middle East, and Africa (EMEA)	220,956	223,703
Other	66,097	65,526
Total revenues	$571,640	$563,691

Revenues
Revenues for the three months ended March 31, 2012 were $572 million, compared with $564 million for the same period last year. The net translation effect of our operations denominated in foreign currencies resulted in an unfavorable impact to revenues of $13 million. The increase in revenues was due to growth in both the Energy and Water operating segments. Energy revenues increased in the first quarter of 2012, compared with the same time last year, due to smart gas module shipments in North America and increased electric product shipments in EMEA and Asia-Pacific. OpenWay project revenues in North America increased $3 million, compared with the same time last year. Revenue growth in the Water segment was driven by increased meter shipments in Latin America and Europe. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, BC Hydro and Power Authority, accounted for 11% of total Company revenues during the first quarter of 2012. No single customer represented more than 10% of total revenues for the first quarter of 2011. Our 10 largest customers accounted for 33% and 32% of total revenues for the first quarters of 2012 and 2011, respectively.

Gross Margins
Gross margin for the first quarter of 2012 was 32.0%, compared with a gross margin of 32.8% for the same period last year. During the first quarter of 2011, we recognized a benefit of $8.6 million from an insurance recovery for a warranty claim, which positively impacted the gross margin by 1.5 percentage points. During the first quarter of 2012, compared with the first quarter of 2011, we also incurred lower special warranty expense. A more detailed analysis of these fluctuations is provided in Operating Segment

Results.

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

Advanced and smart meter communication modules can be sold separately from the meter. A summary of our total electricity, gas, water & heat meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2012	2011
	(units in thousands)
Meters
Standard	4,880	4,870
Advanced and smart	2,250	1,890
Total meters	7,130	6,760

Stand-alone communication modules
Advanced and smart	1,590	1,430

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended March 31,
	2012	2011	% Change
Segment Revenues	(in thousands)
Energy
Electricity	$284,460	$275,571	3%
Gas	153,287	156,245	(2)%
Total Energy	437,747	431,816	1%
Water	133,893	131,875	2%
Total revenues	$571,640	$563,691	1%

	Three Months Ended March 31,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Energy	$134,603	30.7%	$137,584	31.9%
Water	48,502	36.2%	47,394	35.9%
Total gross profit and margin	$183,105	32.0%	$184,978	32.8%

	Three Months Ended March 31,
	2012		2011
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Energy	$38,164	9%	$43,168	10%
Water	15,937	12%	16,854	13%
Corporate unallocated	(14,480)		(9,933)
Total Company	$39,621	7%	$50,089	9%

Energy:

Revenues - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Electricity revenues increased $8.9 million, or 3%, for the three months ended March 31, 2012, compared with the same period last year. For the first quarter of 2012, OpenWay project revenues in North America increased by $9.9 million and prepayment meter shipments increased in Asia-Pacific and Europe, partially offset by $4.6 million for the translation effect of our operations denominated in foreign currencies as compared to the U.S. dollar.

Gas revenues decreased $3.0 million, or 2%, for the three months ended March 31, 2012, compared with the same period last year, primarily driven by lower OpenWay project revenues of $6.9 million and by a decrease of $3.9 million for the translation effect of our operations denominated in foreign currencies as compared to the U.S. dollar, partially offset by increased shipments of smart gas communication modules in North America.

Two customers each represented more than 10% of the Energy operating segment revenues in the three months ended March 31, 2012 and 2011.

Gross Margin - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Gross margin was 30.7% for the three months ended March 31, 2012, compared with a gross margin of 31.9% for the same period last year. For the three months ended March 31, 2011, the gross margin was positively impacted by two percentage points as the result of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010. Excluding this benefit, warranty charges decreased in the first quarter of 2012 as compared to the first quarter of 2011.

Operating Expenses - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Energy operating expenses increased $2.0 million, or 2%, for the three months ended March 31, 2012, compared with the same period last year, primarily due to increased sales and marketing and product development costs for development of new and enhanced products for the smart grid, partially offset by scheduled decreases in amortization of intangible assets. Operating expenses as a percentage of revenues were 22% for the three months ended March 31, 2012, consistent with same period last year.

Water:

Revenues - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Revenues increased $2.0 million, or 2%, for the three months ended March 31, 2012, compared with the same period last year. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the first quarter of 2012, as compared to the first quarter of 2011, revenues increased 5%. The increase was driven primarily by increased meter shipments in Latin America and Europe.

No single customer represented more than 10% of the Water operating segment revenues in the three months ended March 31, 2012 and 2011.

Gross Margin - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Water gross margin increased to 36.2% for the three months ended March 31, 2012, compared with a gross margin of 35.9% for the same period last year, primarily as a result of increased meter shipments and increased sales of products with higher gross margins.

Operating Expenses - Three months ended March 31, 2012 vs. Three months ended March 31, 2011
Operating expenses for the three months ended March 31, 2012 increased by $2.0 million over the first quarter of 2011. Increases in sales and marketing and product development costs for smart and advanced meter products were partially offset by scheduled decreases in amortization of intangible assets. Operating expenses, as a percentage of revenue, was 24% compared to 23% for the same period last year.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $4.5 million in the three months ended March 31, 2012, compared with the same period last year. The increase was primarily due to acquisition related expenses of $2.0 million for the SmartSynch acquisition, which was announced in February 2012, and which closed on May 1, 2012. In addition, we incurred approximately $2.1 million in preliminary planning costs, prior to application development, for our global enterprise resource planning (ERP) software initiative that we expect to commence in the second half of 2012 and in training costs as we position the company for increased effectiveness and efficiency and higher performance.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2012	$488	$1,221	$760
December 31, 2011	515	1,296	766
September 30, 2011	441	1,439	901
June 30, 2011	483	1,622	1,049
March 31, 2011	681	1,747	989

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Energy	Water
	(in millions)
March 31, 2012	$488	$341	$147
December 31, 2011	515	400	115
September 30, 2011	441	317	124
June 30, 2011	483	345	138
March 31, 2011	681	547	134

When we sign project agreements to deploy our meter and communication systems, we include these contracts in bookings and backlog when regulatory approvals are received and/or contractual conditions are satisfied. For the quarter ended March 31, 2011, bookings included an OpenWay contract for $268 million with BC Hydro.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)
Sales and marketing	$49,856	9%	$44,478	8%
Product development	44,356	8%	40,142	7%
General and administrative	36,570	6%	34,672	6%
Amortization of intangible assets	11,913	2%	15,597	3%
Restructuring	789	—%	—	—%
Total operating expenses	$143,484	25%	$134,889	24%

Operating expenses increased $8.6 million for the three months ended March 31, 2012, compared with the same period last year. Changes in foreign currency exchange rates decreased operating expenses by $3.2 million in the first quarter of 2012. The overall increase in operating expenses includes $2.0 million in costs related to the SmartSynch acquisition and $2.1 million for preliminary planning costs, prior to application development, for our global ERP software initiative and for training costs as we position the company for greater effectiveness and efficiency and higher performance. In addition, sales and marketing and product development costs in the Energy and Water segments increased for new and enhanced products and the pursuit of smart grid and other opportunities. These increases were partially offset by a scheduled decrease in amortization of intangible assets.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest income	$193	$308
Interest expense	(2,089)	(10,809)
Amortization of prepaid debt fees	(348)	(1,305)
Other income (expense), net	(2,176)	(1,590)
Total other income (expense)	$(4,420)	$(13,396)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding and lower interest rates on our 2011 credit facility, compared to the rates on the 2007 credit facility, which was outstanding during the first quarter of 2011. Total debt was $438.8 million and $573.2 million at March 31, 2012 and March 31, 2011, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended March 31, 2012 was lower than the same periods last year due to higher prepayments in the first quarter of 2011 as compared to the first quarter of 2012. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $1.0 million for the three months ended March 31, 2012, compared with net foreign currency losses of $1.2 million in the same period last year.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating activities	$54,003	$36,013
Investing activities	(12,620)	(25,774)
Financing activities	(23,226)	(52,366)
Effect of exchange rates on cash and cash equivalents	3,195	6,062
Increase (decrease) in cash and cash equivalents	$21,352	$(36,065)

Cash and cash equivalents was $154.4 million at March 31, 2012, compared with $133.1 million at December 31, 2011.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2012 was $18.0 million higher, compared with the same period in 2011, primarily due to lower bonus and profit sharing payments and lower build-up of finished goods and raw materials inventory during the three months ended March 31, 2012.

Investing activities
Cash used in investing activities during the three months ended March 31, 2012 was $13.2 million lower, compared with the same period in 2011. The decrease in cash used in investing activities is primarily due to the Asais business acquisition in the first quarter of 2011.

Financing activities
Net cash used in financing activities during the three months ended March 31, 2012 was $29.1 million lower, compared with the same period in 2011. Repayments on borrowings were $13.8 million, compared with $52.9 million during the same period in 2011. On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. We repurchased $10.6 million of our common stock during the first quarter of 2012. Refer to Part II Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2012 was an increase of $3.2 million, compared with an increase of $6.1 million for the same period in 2011.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2012 and December 31, 2011 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $391.4 million at March 31, 2012, compared with $329.6 million at December 31, 2011.

Borrowings
In August 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. At March 31, 2012, $150 million was outstanding under the revolver, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $303.2 million available for additional borrowings.

On April 2, 2012, we increased the revolver from $500 million to $660 million in accordance with the terms of the 2011 credit facility agreement. The expanded revolver provides us with increased flexibility and liquidity for the acquisition of SmartSynch, Inc. and for general corporate purposes.

For further description of the term loan and the revolver under our 2011 credit facility, refer to Item 1: “Financial Statements, Note 6: Debt”.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2011 credit facility, refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended March 31, 2012, we repurchased $10.6 million of our common stock, which represents 282,090 shares at an average price per share of $37.56. As of March 31, 2012, we have repurchased $40 million of our common stock, with $60 million remaining under the repurchase program. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

We expect to incur pre-tax restructuring charges totaling approximately $85 million. A substantial portion of these charges was recognized in the fourth quarter of 2011, and $26.3 million was accrued at March 31, 2012 and is expected to be paid throughout 2012 and the first half of 2013. Restructuring costs of $1 million were recorded during the three months ended March 31, 2012, primarily associated with severance accruals. As a result of our restructuring activities, in 2012, we anticipate savings of approximately $15 million. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Future real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring”.

Other Liquidity Considerations
Our net deferred tax assets consist primarily of tax credits and net operating loss carryforwards. The utilization of some of the net operating loss carryforwards are limited by Internal Revenue Code Section 382. Based on current projections we expect to pay approximately $20.7 million in U.S. federal and state taxes and $23.3 million in local and foreign taxes in 2012. For a discussion of our tax provision (benefit) and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes”.

As of March 31, 2012, there was $34.8 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated, if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $17 million of our consolidated cash balance at March 31, 2012 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on Itron to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2012 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at March 31, 2012 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnership arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by unforeseen changes in the energy and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 17, 2012, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

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
Asset impairments, net, are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, the asset group may consist of property, plant, equipment, intangible assets, and goodwill.
In determining restructuring projects, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates using the best information available at the time the estimate are made. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and local labor and employment laws, rules, and regulations. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.
Income Taxes
The calculation of our annual estimated effective tax rate requires significant judgment and is subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws and unanticipated tax liabilities could significantly impact our tax rate.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our intangible assets have finite lives and are amortized over their estimated useful lives based on estimated discounted cash flows. Intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable.
Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three new reporting units are Electricity, Gas, and Water. Our new Energy operating segment comprises the Electricity and Gas reporting units, while our new Water operating segment comprises the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.
We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. The impairment test involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.
As a result of the considerable decline in the price of our shares of common stock in 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. Therefore, we performed an interim impairment test of our goodwill as of September 30, 2011, which resulted in a goodwill write-down of $584.8 million in 2011. The goodwill impairment did not affect the debt covenants under the Company's existing credit facility.

The goodwill impairment before the reorganization into the new reporting units was associated with two reporting units from the Itron International operating segment. The goodwill balance before and after the goodwill impairment was as follows:

	September 30, 2011
Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Itron International - Electricity	$363,626	$254,735	$108,891
Itron International - Water	389,308	330,112	59,196
		$584,847

Following the allocation of goodwill from the previous reporting units to the new reporting units (Electricity, Gas, and Water) on January 1, 2012, the fair value of each reporting unit exceeded the carrying value by a minimum of 35%.

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

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2012.

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three months ended March 31, 2012, we accrued $6.6 million for such awards, compared with $7.3 million in the same period in 2011. Awards are typically distributed in the first quarter of the following year.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. At March 31, 2012, 100% of our borrowings are at variable rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and weighted average interest rates at March 31, 2012. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2012 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2012.

	2012	2013	2014	2015	2016	Total
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$11,250	$18,750	$26,250	$30,000	$202,502	$288,752
Average interest rate	1.55%	1.71%	2.12%	2.71%	3.24%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$150,000	$150,000
Average interest rate	1.55%	1.71%	2.12%	2.71%	3.24%

Based on a sensitivity analysis as of March 31, 2012, we estimate that, if market interest rates average one percentage point higher in 2012 than in the table above, our financial results in 2012 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future (refer to Item 1: "Financial Statements, Note 7: Derivative Financial Instruments").

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 56% of total revenues for the three months ended March 31, 2012, compared with 55% for the same period in 2011.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 145 contracts were entered into during the three months ended March 31, 2012), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $37 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At March 31, 2012, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. We are in the process of upgrading our global enterprise resource planning software systems. As a part of this effort, during the three months ended March 31, 2012, we implemented an Oracle suite of financial applications for financial consolidations and management reporting. This update has resulted in changes to our internal controls over financial reporting. Management is taking the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate, and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the first quarter of 2012.

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2012 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 17, 2012.

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended March 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 through January 31	282,090	$37.56	282,090	$59,978
February 1 through February 29	—	—	—	59,978
March 1 through March 31	—	—	—	59,978
Total	282,090	$37.56	282,090

(1)
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2012 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ITRON, INC.

May 3, 2012	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer