Form 10-Q
period 2012-06-30
ITRON INC /WA/
filed 2012-08-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012 there were outstanding 39,517,662 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$579,140	$612,401	$1,150,780	$1,176,092
Cost of revenues	382,395	420,450	770,930	799,163
Gross profit	196,745	191,951	379,850	376,929

Operating expenses
Sales and marketing	50,847	48,671	100,703	93,149
Product development	46,640	40,628	90,996	80,770
General and administrative	33,450	36,463	70,020	71,135
Amortization of intangible assets	12,025	16,197	23,938	31,794
Restructuring expense	7,720	1,907	8,509	1,907
Total operating expenses	150,682	143,866	294,166	278,755

Operating income	46,063	48,085	85,684	98,174
Other income (expense)
Interest income	177	168	370	476
Interest expense	(2,606)	(11,420)	(5,043)	(23,534)
Other income (expense), net	(779)	(1,350)	(2,955)	(2,940)
Total other income (expense)	(3,208)	(12,602)	(7,628)	(25,998)

Income before income taxes	42,855	35,483	78,056	72,176
Income tax (provision) benefit	(10,564)	80	(20,193)	(9,487)
Net income	32,291	35,563	57,863	62,689
Net income attributable to noncontrolling interests	676	1,127	895	1,133
Net income attributable to Itron, Inc.	$31,615	$34,436	$56,968	$61,556

Earnings per common share - Basic	$0.79	$0.85	$1.43	$1.52
Earnings per common share - Diluted	$0.79	$0.84	$1.42	$1.50

Weighted average common shares outstanding - Basic	39,887	40,670	39,900	40,608
Weighted average common shares outstanding - Diluted	40,126	41,077	40,170	41,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$32,291	$35,563	$57,863	$62,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52,331)	23,238	(23,790)	124,057
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(849)	(224)	(849)	(164)
Net unrealized gain (loss) on nonderivative hedging instruments	—	(1,452)	—	(9,262)
Net hedging loss (gain) reclassified into net income	—	1,332	—	2,774
Pension plan benefit liability adjustment	22	24	45	(528)
Total other comprehensive income (loss), net of tax	(53,158)	22,918	(24,594)	116,877
Total comprehensive income (loss), net of tax	(20,867)	58,481	33,269	179,566
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interest	676	1,127	895	1,133
Foreign currency translation adjustments	40	141	40	513
Amounts attributable to noncontrolling interest	716	1,268	935	1,646
Comprehensive income (loss) attributable to Itron, Inc.	$(21,583)	$57,213	$32,334	$177,920
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,800	$133,086
Accounts receivable, net	394,065	371,641
Inventories	196,647	195,837
Deferred tax assets current, net	58,175	58,172
Other current assets	92,662	81,618
Total current assets	844,349	840,354

Property, plant, and equipment, net	252,085	262,670
Deferred tax assets noncurrent, net	16,502	22,144
Other long-term assets	29,520	62,704
Intangible assets, net	254,017	239,500
Goodwill	664,440	636,910
Total assets	$2,060,913	$2,064,282

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$234,714	$246,775
Other current liabilities	68,889	53,734
Wages and benefits payable	86,557	93,730
Taxes payable	11,928	11,526
Current portion of debt	15,000	15,000
Current portion of warranty	42,861	52,588
Unearned revenue	38,202	37,369
Total current liabilities	498,151	510,722

Long-term debt	440,000	437,502
Long-term warranty	23,507	26,948
Pension plan benefit liability	60,822	62,449
Deferred tax liabilities noncurrent, net	23,941	31,699
Other long-term obligations	74,811	73,417
Total liabilities	1,121,232	1,142,737

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,304,089	1,319,222
Accumulated other comprehensive loss, net	(61,794)	(37,160)
Accumulated deficit	(318,169)	(375,137)
Total Itron, Inc. shareholders' equity	924,126	906,925
Noncontrolling interests	15,555	14,620
Total equity	939,681	921,545
Total liabilities and equity	$2,060,913	$2,064,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012		2011
	(in thousands)
Operating activities
Net income	$57,863		$62,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,271		64,299
Stock-based compensation	9,256		9,518
Amortization of prepaid debt fees	763		2,265
Amortization of convertible debt discount	—		5,336
Deferred taxes, net	628		6,081
Restructuring expense, non-cash	1,487		—
Other adjustments, net	(11)		(848)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	8,046		(12,106)
Inventories	(2,786)		(36,668)
Other current assets	(13,663)		(21,268)
Other long-term assets	3,559		(22,993)
Accounts payables, other current liabilities, and taxes payable	(5,817)		16,523
Wages and benefits payable	(11,244)		(21,531)
Unearned revenue	5,627		24,159
Warranty	(11,991)		9,510
Other operating, net	(3,598)		2,726
Net cash provided by operating activities	92,390		87,692

Investing activities
Acquisitions of property, plant, and equipment	(23,547)		(28,712)
Business acquisitions, net of cash and cash equivalents acquired	(79,605)		(14,635)
Other investing, net	3,993		513
Net cash used in investing activities	(99,159)		(42,834)

Financing activities
Proceeds from borrowings	70,000	—	—
Payments on debt	(67,502)		(55,630)
Issuance of common stock	2,407		2,553
Repurchase of common stock	(25,976)		—
Other financing, net	(271)		(319)
Net cash used in financing activities	(21,342)		(53,396)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,175)		7,345
Decrease in cash and cash equivalents	(30,286)		(1,193)
Cash and cash equivalents at beginning of period	133,086		169,477
Cash and cash equivalents at end of period	$102,800		$168,284

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(2,375)		$978
Fair value of contingent and deferred consideration payable for business acquisition	—		5,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$20,173		$6,842
Interest, net of amounts capitalized	4,275		15,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2011 audited financial statements and notes included in our Current Report on Form 8-K filed with the SEC on May 24, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Reclassifications
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

Business Acquisitions
On May 1, 2012, we completed the acquisition of SmartSynch, Inc. (SmartSynch). The acquisition was financed through borrowings on our multicurrency revolving line of credit and cash on hand. SmartSynch is a provider of smart grid solutions that utilize cellular networks for communications. We have included supplemental pro forma financial information related to the acquisition in Note 16 Business Combinations.

In January 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider, located in France. The acquisition consisted of cash and contingent consideration. Additional acquisitions were completed in 2011, which were immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three to ten years for machinery and equipment, computers and purchased software, and furniture. Leasehold improvements are capitalized and amortized over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statement of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified as restructuring expense.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recorded at fair value, and amortized over the estimated useful life. IPR&D is not amortized until such time as the associated development projects are completed or terminated. If a development project is completed, the IPR&D is reclassified as a core technology intangible asset and amortized over its estimated useful life. If the development project is terminated, the recorded value of the associated IPR&D is immediately expensed. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs associated with an acquisition are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the consolidated statements of operations. Cash payments for contingent or deferred consideration are classified within cash flows from investing activities within the consolidated statements of cash flows.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three new reporting units are Electricity, Gas, and Water. Our new Energy operating segment consists of the Electricity and Gas reporting units, while our new Water operating segment consists of the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

We also enter into multiple deliverable software arrangements that do not include hardware. For this type of arrangement, revenue recognition is dependent upon the availability of vendor specific objective evidence (VSOE) of fair value for each of the deliverables. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for multiple deliverable software arrangements.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $67.5 million and $61.0 million at June 30, 2012 and December 31, 2011 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $12.7 million and $11.7 million at June 30, 2012 and December 31, 2011 and are recorded within other assets in the Consolidated Balance Sheets.

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. We generally do not capitalize product and software development expenses due to the immaterial nature of these costs as a result of the relatively short period of time between technological feasibility and the completion of product and software development.

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

Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions in which we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Fair Value Measurements
For assets and liabilities measured at fair value, the GAAP fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means. Inputs may include yield curves, volatility, credit risks, and default rates.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income available to common shareholders	$31,615	$34,436	$56,968	$61,556

Weighted average common shares outstanding - Basic	39,887	40,670	39,900	40,608
Dilutive effect of convertible notes	—	—	—	—
Dilutive effect of stock-based awards	239	407	270	451
Weighted average common shares outstanding - Diluted	40,126	41,077	40,170	41,059
Earnings per common share - Basic	$0.79	$0.85	$1.43	$1.52
Earnings per common share - Diluted	$0.79	$0.84	$1.42	$1.50

Convertible Notes
Our convertible notes, which were repaid/redeemed during the third quarter of 2011, contained a provision that would have required us to settle the principal amount of the convertible notes in cash and settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. During the periods in which the convertible notes were outstanding, we included in the EPS calculation the amount of shares it would have taken to satisfy the conversion obligation, assuming that all of the convertible notes were converted. The average quarterly closing prices of our common stock were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices of our common stock for the three and six months ended June 30, 2011 did not exceed the conversion price of $65.16 and, therefore, did not have an effect on diluted shares outstanding.

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.4 million and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012, and approximately 672,000 and 664,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at June 30, 2012 and December 31, 2011.
Stock Repurchase Plan
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. As of June 30, 2012, we have repurchased $55.4 million of our common stock, with $44.6 million remaining under the repurchase program.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2012	December 31, 2011
	(in thousands)
Trade receivables (net of allowance of $5,381and $6,049)	$348,106	$328,845
Unbilled receivables	45,959	42,796
Total accounts receivable, net	$394,065	$371,641

At June 30, 2012 and December 31, 2011, $18.7 million and $2.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At June 30, 2012 and December 31, 2011, contract retainage amounts that were unbilled and classified as unbilled receivables were $8.9 million and $7.4 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At June 30, 2012, long-term unbilled receivables totaled $1.2 million. These long-term unbilled receivables are classified within other long-term assets as collection is not anticipated within the following 12 months. We had no long-term retainage contract receivables at June 30, 2012 as we expect to collect all contract retainage receivables within the following 12 months. At December 31, 2011, long-term unbilled receivables and long-term retainage contracts totaled $31.5 million.

Allowance for doubtful account activity	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$5,983	$9,030	$6,049	$9,045
Provision (release) of doubtful accounts, net	(230)	298	(290)	(48)
Accounts written-off	(22)	(505)	(261)	(552)
Effects of change in exchange rates	(350)	157	(117)	535
Ending balance	$5,381	$8,980	$5,381	$8,980

Inventories	June 30, 2012	December 31, 2011
	(in thousands)
Materials	$97,000	$112,470
Work in process	14,232	16,306
Finished goods	85,415	67,061
Total inventories	$196,647	$195,837

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $5.8 million and $7.4 million at June 30, 2012 and December 31, 2011, respectively.

Property, plant, and equipment, net	June 30, 2012	December 31, 2011
	(in thousands)
Machinery and equipment	$269,433	$269,611
Computers and purchased software	79,471	74,885
Buildings, furniture, and improvements	141,699	140,064
Land	27,183	26,126
Construction in progress, including purchased equipment	19,212	20,687
Total cost	536,998	531,373
Accumulated depreciation	(284,913)	(268,703)
Property, plant, and equipment, net	$252,085	$262,670

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation expense	$15,019	$16,571	$30,333	$32,505
Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	June 30, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$396,671	$(313,062)	$83,609	$387,606	$(305,285)	$82,321
Customer contracts and relationships	280,894	(138,343)	142,551	278,581	(131,418)	147,163
Trademarks and trade names	70,701	(62,339)	8,362	71,854	(62,206)	9,648
Other	11,093	(10,998)	95	11,153	(10,785)	368
Total intangible assets subject to amortization	759,359	(524,742)	234,617	749,194	(509,694)	239,500
In-process research and development	19,400		19,400	—		—
Total intangible assets	$778,759	$(524,742)	$254,017	$749,194	$(509,694)	$239,500

A summary of the intangible asset account activity is as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning balance, intangible assets, gross	$749,194	$759,152
Intangible assets acquired	43,400	10,297
Assets no longer in use written-off	—	(8,369)
Effect of change in exchange rates	(13,835)	40,968
Ending balance, intangible assets, gross	$778,759	$802,048

Intangible assets acquired in 2012 are based on the preliminary purchase price allocation relating to our acquisition of SmartSynch Inc. (SmartSynch) on May 1, 2012. SmartSynch's intangible assets include IPR&D, which is not amortized until such time as the associated development projects are completed. These projects are expected to be completed in the next 12 months. Refer to Note 16 for additional information regarding this acquisition. Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2012 (amount remaining at June 30, 2012)	$23,458
2013	40,937
2014	36,799
2015	30,024
2016	23,723
Beyond 2016	79,676
Total intangible assets subject to amortization, net	$234,617

Note 5:    Goodwill

Effective January 1, 2012, our reporting segments were changed from two geographic operating segments, Itron North America and Itron International, to two product operating segments, Energy and Water. As a result, we reallocated the goodwill balance as of January 1, 2012 to the Electricity, Gas, and Water reporting units within these two operating segments.

The following table reflects the goodwill balance as of June 30, 2012 (in thousands):

	Total Company	Energy	Water
Balance at January 1, 2012
Goodwill before impairment	$1,221,757	$808,601	$413,156
Accumulated impairment losses	(584,847)	(254,735)	(330,112)
Goodwill, net	636,910	553,866	83,044

Goodwill acquired	42,620	42,620	—
Effect of change in exchange rates	(15,090)	(18,466)	3,376

Balance at June 30, 2012
Goodwill before impairment	1,201,767	812,057	389,710
Accumulated impairment losses	(537,327)	(234,037)	(303,290)
Goodwill, net	$664,440	$578,020	$86,420

Goodwill acquired in 2012 is based on the preliminary purchase price allocation relating to the SmartSynch acquisition on May 1, 2012. Refer to Note 16 for additional information regarding this acquisition.

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

Note 6:    Debt

The components of our borrowings are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
2011 credit facility:
USD denominated term loan	$285,000	$292,502
Multicurrency revolving line of credit	170,000	160,000
Total debt	455,000	452,502
Less: Current portion of debt	15,000	15,000
Long-term debt	$440,000	$437,502

Credit Facilities
On August 5, 2011, we entered into a senior secured credit facility (2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million on April 2, 2012. Both the term loan and the revolver mature on August 8, 2016 and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, and paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes debt covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at June 30, 2012.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2012, the interest rate for both the term loan and the revolver was 1.50% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
2011 credit facility term loan	$3,752	$—	$7,502	$—
2011 credit facility multicurrency revolving line of credit	50,000	—	60,000	—
2007 credit facility term loans	—	2,711	—	55,630
Total credit facility repayments	$53,752	$2,711	$67,502	$55,630

At June 30, 2012, $170 million was outstanding under the 2011 credit facility revolver, and $50.9 million was utilized by outstanding standby letters of credit, resulting in $439.1 million available for additional borrowings.

Upon repayment of the 2007 credit facility in August 2011, unamortized prepaid debt fees of $2.4 million were written-off to interest expense. Prepaid debt fees of approximately $6.6 million in the third quarter of 2011 were capitalized associated with the 2011 credit facility, and $897,000 were capitalized associated with the increase in the revolver on April 2, 2012. Unamortized prepaid debt fees were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Unamortized prepaid debt fees	$6,161	$6,027

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

The discount on the liability component was fully amortized by the end of the second quarter of 2011. The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest coupon	$—	$1,397	$—	$2,795
Amortization of the discount on the liability component	—	2,693	—	5,336
Total interest expense on convertible notes	$—	$4,090	$—	$8,131
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at June 30, 2012 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at June 30, 2012. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$762	$241

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term obligations	$1,365	$—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	730	222
Total liability derivatives		$2,095	$222

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2012	2011
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,380)	$(10,034)
Unrealized gain (loss) on derivative instruments	(849)	(164)
Unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(9,262)
Realized (gains) losses reclassified into net income (loss)	—	2,774
Net unrealized loss on hedging instruments at June 30,	$(15,229)	$(16,686)

Following the termination of our net investment hedge in August 2011, the net derivative loss of $14.4 million will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0 due to the effective date of the swaps of July 31, 2013, which is beyond 12 months. At June 30, 2012, our LIBOR based debt balance was $455.0 million.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, through December 31, 2012. The objective of this swap was to protect us from increases in the EURIBOR base borrowing rates. The swaps did not protect us from changes to the applicable margin under our credit agreement. Throughout the duration of the hedging relationship, this cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. Consequently, effective changes in the fair value of the interest rate swap were recorded as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustments to interest expense. In August 2011, we repaid our 2007 credit facility, which included the euro-denominated term loan. In conjunction with the debt repayment, we paid $2.9 million to terminate the related interest rate swap, and the accumulated loss in OCI was reclassified to interest expense.

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

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and six months ended June 30 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2012	2011		2012	2011		2012	2011
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(1,365)	$(2,149)	Interest expense	$—	$(1,788)	Interest expense	$—	$(31)

Six Months Ended June 30,
Interest rate swap contracts	$(1,365)	$(4,477)	Interest expense	$—	$(4,171)	Interest expense	$—	$(80)

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

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three and six months ended June 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$—	$(2,343)	$—	$(14,923)
Net of tax	$—	$(1,452)	$—	$(9,262)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 293 contracts were entered into during the six months ended June 30, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Foreign exchange forward contracts	$(244)	$(1,259)	$(421)	$(3,341)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2012	December 31, 2011
	(in thousands)
Plan assets in other long-term assets	$(452)	$(449)
Current portion of pension plan liability in wages and benefits payable	2,608	2,621
Long-term portion of pension plan liability	60,822	62,449
Net pension plan benefit liability	$62,978	$64,621
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $34,000 and $355,000 to the defined benefit pension plans for the three and six months ended June 30, 2012, and $37,000 and $391,000 for the three and six months ended June 30, 2011, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2012, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $485,000 to our defined benefit pension plans. We contributed $520,000 to the defined benefit pension plans for the year ended December 31, 2011.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$676	$601	$1,414	$1,218
Interest cost	909	969	1,835	1,886
Expected return on plan assets	(82)	(83)	(167)	(163)
Amortization of actuarial net loss (gain)	2	14	4	28
Amortization of unrecognized prior service costs	17	19	34	37
Net periodic benefit cost	$1,522	$1,520	$3,120	$3,006

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	$337	$511	$609	$1,544
Restricted stock units	4,375	3,853	7,891	7,404
Unrestricted stock awards	205	15	410	190
ESPP	141	164	346	380
Total stock-based compensation	$5,058	$4,543	$9,256	$9,518

Related tax benefit	$1,375	$1,257	$2,564	$2,659

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2012, 1,297,738 shares were available for grant under the Stock Incentive Plan.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011(1)	2012	2011
Dividend yield	—	—	—	—
Expected volatility	—%	—%	42.7%	46.6%
Risk-free interest rate	—%	—%	0.9%	2.0%
Expected life (years)	—	—	5.14	4.85

(1) There were no employee stock options granted for the three months ended June 30, 2012 and 2011.

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	78	56.64			$23.93
Exercised	(26)	19.91		$989
Expired	(1)	7.00
Outstanding, June 30, 2011	1,153	$56.13	5.48	$5,903

Exercisable, June 30, 2011	1,029	$55.85	5.05	$5,903

Expected to vest, June 30, 2011	116	$58.52	9.03	$—

Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(28)	20.32		$576
Expired	(32)	69.69
Outstanding, June 30, 2012	1,103	$56.10	4.32	$3,090

Exercisable, June 30, 2012	978	$57.09	3.70	$2,998

Expected to vest, June 30, 2012	117	$48.50	9.14	$85

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

As of June 30, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

The following table summarizes restricted stock unit activity for the six months ended June 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2011	588
Granted(2)	255	$56.64
Released	(192)		$15,007
Forfeited	(5)
Outstanding, June 30, 2011	646

Outstanding, January 1, 2012	625
Granted(2)	443	$47.33
Released	(176)		$11,536
Forfeited	(28)
Outstanding, June 30, 2012	864

Vested, June 30, 2012	47		$1,945

Expected to vest, June 30, 2012	782		$32,265

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units do not include the respective 2011 and 2012 awards under the Performance Award Agreement, which are not eligible for vesting as of June 30 of each respective year.

At June 30, 2012, unrecognized compensation expense on restricted stock units was $30.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares of unrestricted stock granted	4,526	276	9,979	3,453

Weighted average grant date fair value per share	$45.26	$54.17	$41.05	$54.96

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares of stock sold to employees(1)	30,619	25,567	53,676	42,625

Weighted average fair value per ESPP award(2)	$6.19	$7.22	$6.55	$7.88

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three and six months ended June 30.

At June 30, 2012, all compensation cost associated with the ESPP had been recognized. There were approximately 44,000 shares of common stock available for future issuance under the ESPP at June 30, 2012. In May 2012, the 2012 Employee Stock Purchase Plan was approved that provides 625,000 shares available for future issuance beginning with the third quarter of 2012 offering period.
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

For the three and six months ended June 30, 2012, we had a tax provision of 24.7% and 25.9%, based on a percentage of income before tax, as compared with a tax provision (benefit) of (0.2)% and 13.1% for the same periods in 2011.

Our tax provisions (benefits) in 2012 and 2011 differ from the federal statutory rate due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net interest and penalties expense (benefit)	$(22)	$113	$265	$108

Accrued interest and penalties recorded are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued interest	$3,929	$3,781
Accrued penalties	2,587	2,766

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$24,966	$24,737
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	24,560	24,451

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $4.9 million within the next twelve months due to the expiration of the statute of limitations, and completion of examinations by taxing authorities. At June 30, 2012, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.

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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$500,000
Long-term borrowings	(170,000)	(160,000)
Standby LOC’s issued and outstanding	(50,874)	(44,549)
Net available for additional borrowings and LOC’s	$439,126	$295,451

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$63,652	$67,968
Standby LOC’s issued and outstanding	(29,684)	(28,733)
Short-term borrowings(2)	(310)	—
Net available for additional borrowings and LOC’s	$33,658	$39,235

Unsecured surety bonds in force	$149,674	$139,954

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at June 30, 2012 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against three of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), and San Diego Gas & Electric Company (San Diego), a customer of recently acquired SmartSynch, Inc., and several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, and San Diego have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the

Western District of Oklahoma for pretrial proceedings. On April 17, 2012, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has indicated that it will issue re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The stay of the litigation has been lifted by the district court and the parties are currently negotiating a proposed schedule. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

On February 23, 2011, a class action lawsuit was filed in U.S. Federal Court for the Eastern District of Washington alleging a violation of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect was to reduce revenue and earnings in each of the first three quarters of the year. For the first nine months of 2010, total revenue was reduced by $6.1 million and diluted EPS was reduced by $0.11. On August 22, 2011, the lead plaintiff filed a consolidated complaint, which the defendants moved to dismiss. The decision on the Motion to Dismiss is pending. We believe the facts and legal claims alleged are without merit, and we intend to vigorously defend our interests.

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington, in and for Spokane County against certain officers and directors seeking unspecified damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron's financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc. This purported derivative action has been stayed pending the outcome of the Motion to Dismiss in the class action lawsuit pending in U.S. Federal Court for the Eastern District of Washington. Defendants believe they have valid defenses and intend to defend themselves vigorously.

In June 2011, a lawsuit was filed in the United States District Court for the Eastern District of Texas alleging infringement of three patents owned by EON Corp. IP Holdings, LLC (EON), related to two-way communication networks, network components, and related software platforms. The complaint seeks unspecified damages as well as injunctive relief. On July 16, 2012, Itron filed a Motion to Sever and Transfer Venue to the Eastern District of Washington. The decision on this motion is pending. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$77,251	$59,163	$79,536	$51,283
New product warranties	3,507	2,196	5,636	4,079
Other changes/adjustments to warranties	(3,770)	5,631	2,061	14,643
Claims activity	(8,255)	(4,768)	(19,575)	(9,215)
Effect of change in exchange rates	(2,365)	616	(1,290)	2,048
Ending balance, June 30	66,368	62,838	66,368	62,838
Less: current portion of warranty	42,861	29,999	42,861	29,999
Long-term warranty	$23,507	$32,839	$23,507	$32,839

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties. Warranty expense for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total warranty expense	$(263)	$7,827	$7,697	$10,164

Warranty expense for the three and six months ended June 30, 2012 reflects a $4.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements. Warranty expense for the six months ended June 30, 2011 reflects the benefit of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010, and a warranty charge of $7.7 million related to certain products in Brazil.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$27,140	$17,193	$24,448	$14,637
Unearned revenue for new extended warranties	2,243	2,215	5,189	5,148
Unearned revenue recognized	(331)	(299)	(631)	(676)
Effect of change in exchange rates	(41)	—	5	—
Ending balance, June 30	29,011	19,109	29,011	19,109
Less: current portion of unearned revenue for extended warranty	1,572	1,160	1,572	1,160
Long-term unearned revenue for extended warranty within Other long-term obligations	$27,439	$17,949	$27,439	$17,949

Health Benefits
We are self insured for a substantial portion of the cost of our U.S. employee group health insurance. We purchase insurance from a third party, which provides individual and aggregate stop-loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively, the plan costs).

Plan costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Plan costs	$7,217	$5,927	$12,878	$12,671

IBNR accrual, which is included in wages and benefits payable, is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
IBNR accrual	$2,581	$2,460

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

The total expected restructuring costs as of June 30, 2012 were $89.0 million, which is an increase of approximately $3.5 million from the total expected costs at December 31, 2011. This increase was primarily the result of an environmental remediation obligation related to a manufacturing site and the related testing and monitoring that will be required subsequent to the remediation. In addition, asset impairments and loss on disposal associated with the sale of three non-core businesses during 2012 contributed $1.1 million to the increase in expected restructuring costs.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the six months ended June 30, 2012, and the remaining restructuring costs as of June 30, 2012 are as follows:

	Total Expected Costs at June 30, 2012	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2012	Remaining Costs to be Recognized at June 30, 2012
	(in thousands)
Employee severance costs	$52,617	$42,530	$3,880	$6,207
Asset impairments	28,437	25,144	1,487	1,806
Other restructuring costs	7,949	408	3,142	4,399
Total	$89,003	$68,082	$8,509	$12,412

Segments:
Energy	$62,292	$51,873	$3,754	$6,665
Water	21,240	15,321	4,120	1,799
Corporate unallocated	5,471	888	635	3,948
Total	$89,003	$68,082	$8,509	$12,412

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

The following table summarizes the activity within the restructuring related balance sheet accounts during the six months ended June 30, 2012:

	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2012	$28,168	$—	$399	$28,567
Costs incurred and charged to expense	3,880	1,487	3,142	8,509
Cash payments	(8,772)	—	(326)	(9,098)
Non-cash items	—	(1,487)	—	(1,487)
Effect of change in exchange rates	(450)	—	251	(199)
Ending balance, June 30, 2012	$22,826	$—	$3,466	$26,292

Asset impairments are determined at the asset group level. There was an asset impairment of approximately $900,000 recognized during the six months ended June 30, 2012 related to the valuation of a property that was reclassified from held for sale to held and used.

The current and long-term portions of the restructuring related liability balance as of June 30, 2012 were $23.7 million and $2.6 million, which are classified within other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

There were no significant long-lived assets that were recorded at fair value at June 30, 2012 and 2011, respectively.

As a result of our restructuring activities, we anticipate annualized savings in 2012 of approximately $15 million, primarily in the second half of the year. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Revenues and net operating income from the activities we will exit are not material to our operating segments or consolidated results.

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(52,847)	$23,164	$(24,145)	$123,956
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,365)	(361)	(1,365)	(306)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(2,343)	—	(14,923)
Net hedging (gain) loss reclassified into net income	—	2,149	—	4,477
Pension plan benefits liability adjustment	19	33	38	(745)
Total other comprehensive income (loss), before tax	(54,193)	22,642	(25,472)	112,459

Tax (provision) benefit
Foreign currency translation adjustment	476	(67)	315	(412)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	516	137	516	142
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	891	—	5,661
Net hedging (gain) loss reclassified into net income	—	(817)	—	(1,703)
Pension plan benefits liability adjustment	3	(9)	7	217
Total other comprehensive income (loss) tax (provision) benefit	995	135	838	3,905

Net-of-tax amount
Foreign currency translation adjustment	(52,371)	23,097	(23,830)	123,544
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(849)	(224)	(849)	(164)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(1,452)	—	(9,262)
Net hedging (gain) loss reclassified into net income	—	1,332	—	2,774
Pension plan benefits liability adjustment	22	24	45	(528)
Total other comprehensive income (loss), net of tax	$(53,198)	$22,777	$(24,634)	$116,364

Accumulated other comprehensive loss, net of tax, was $61.8 million at June 30, 2012 and $37.2 million at December 31, 2011. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2012 and December 31, 2011 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$102,800	$102,800	$133,086	$133,086
Foreign exchange forwards	762	762	241	241

Liabilities
2011 credit facility
USD denominated term loan	$285,000	$282,530	$292,502	$296,856
Multicurrency revolving line of credit	170,000	168,284	160,000	163,269
Foreign exchange forwards	730	730	222	222
Interest rate swaps	1,365	1,365	—	—

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

2011 Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly.The fair values, which are valued based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6 for a further discussion of our debt.

Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using Level 2 inputs.
Note 15:    Segment Information

As part of the global reorganization we announced in the first quarter of 2011, Itron is now managed and reports under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three and six months ended June 30, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

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

Water
Standard water and heat meters; advanced and smart water meters and communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting, analysis, and system management.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues
Energy	$444,598	$474,415	$882,345	$906,231
Water	134,542	137,986	268,435	269,861
Total Company	$579,140	$612,401	$1,150,780	$1,176,092

Gross profit
Energy	$148,951	$144,753	$283,554	$282,337
Water	47,794	47,198	96,296	94,592
Total Company	$196,745	$191,951	$379,850	$376,929

Operating income (loss)
Energy	$47,069	$45,463	$85,233	$88,631
Water	11,666	13,755	27,603	30,609
Corporate unallocated	(12,672)	(11,133)	(27,152)	(21,066)
Total Company	46,063	48,085	85,684	98,174
Total other income (expense)	(3,208)	(12,602)	(7,628)	(25,998)
Income before income taxes	$42,855	$35,483	$78,056	$72,176

One customer represented 11% of total Company revenues for the three and six months ended June 30, 2012, while no customer represented more than 10% of total Company revenues during the same periods in 2011. One customer represented 15% of the Energy operating segment revenues in the three and six months ended June 30, 2012, and one customer represented 12% and 11% of the Energy operating segment revenues in the three and six months ended June 30, 2011. No single customer represented more than 10% of the Water operating segment revenues for the three and six months ended June 30, 2012 and 2011.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
United States and Canada	$292,999	$285,931	$577,586	$560,393
Europe, Middle East, and Africa	215,899	250,709	436,855	474,412
Other	70,242	75,761	136,339	141,287
Total revenues	$579,140	$612,401	$1,150,780	$1,176,092

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Energy	$20,488	$24,368	$41,144	$47,923
Water	6,539	8,399	13,095	16,374
Corporate Unallocated	17	1	32	2
Total Company	$27,044	$32,768	$54,271	$64,299
Note 16:    Business Combinations

SmartSynch
On May 1, 2012, we completed our acquisition of 100% of SmartSynch. The acquisition was financed through borrowings on our multicurrency revolving line of credit and cash on hand. SmartSynch is a provider of smart grid solutions that utilize cellular networks for communications. The acquisition strengthens our cellular communications offerings, and we believe the acquisition brings greater choice to utility customers across the spectrum of smart metering deployments.

The preliminary purchase price for SmartSynch was $78.7 million in cash (net of $6.8 million of cash and cash equivalents acquired). The announced purchase price of $100 million included restricted and unrestricted cash, employee retention payments, and change in control fees. Although these payments were settled at closing, in accordance with GAAP they are considered assumed liabilities. The announced purchase price also excluded the net working capital adjustment.

We have made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to collect information to determine the fair values of inventory, intangible assets, other assets, accrued liabilities, and income taxes, all of which would affect goodwill. Due to the timing of the acquisition, we completed a preliminary assessment of the fair values of these assets and liabilities. As a result, the fair values of these assets and liabilities are provisional until we are able to complete our assessment. The following reflects our preliminary allocation of purchase price as of May 1, 2012:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current assets(1)	$13,928
Property, plant, and equipment	1,653

Identified intangible assets
Core-developed technology	15,100	7
Customer contracts and relationships	8,900	11
Total identified intangible assets subject to amortization	24,000	8
In-process research and development (IPR&D)	19,400
Total identified intangible assets	43,400

Goodwill	42,620
Current liabilities	(22,593)
Long-term liabilities	(263)
Total net assets acquired	$78,745

(1)	Current assets include the fair value of accounts receivable of $7.6 million, which equals its contractual balance as it is considered fully collectible.

The fair values for the identified intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The intangible assets will be amortized using the estimated discounted cash flows assumed in the valuation models. Existing technology represents the fair values of SmartSynch products that have reached technological feasibility and were part of SmartSynch's product offerings at the date of the acquisition. Customer contracts and relationships represent the fair value SmartSynch developed with its customers, including backlog.

IPR&D assets acquired represent the fair value of SmartSynch research and development projects that had not yet reached technological feasibility and consist primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. These projects are expected to be completed in the next 12 months. Incremental costs to be incurred for these projects, currently estimated at $3.1 million, will be expensed as incurred in product development operating expenses. Once the projects are completed, they will be amortized over the expected life of the technology, which is expected to be seven years.

Goodwill of $42.6 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SmartSynch, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was preliminarily assigned to the Electricity reporting unit, which is a part of the Energy operating segment. In the third quarter of 2012, we expect to complete our assessment to determine if any portion of the goodwill balance should be allocated to the Gas reporting unit, which is also part of the Energy segment, and/or to the Water reporting unit. The entire goodwill balance is expected to be deductible for income tax purposes.

Itron's acquisition related expenses of $900,000 and $2.9 million were recognized during the three and six months ended June 30, 2012 and are included in general and administrative expenses.

The following table presents the revenues and net income (loss) from SmartSynch's operations that are included in our consolidated statements of operations:

May 1, 2012 - June 30, 2012
(in thousands)
Revenues	$3,975
Net income (loss)	(2,771)

The following supplemental pro forma results are based on the individual historical results of Itron and SmartSynch, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$584,561	$616,446	$1,161,834	$1,184,176
Net income	28,352	32,063	50,571	56,478

The significant nonrecurring adjustments, net of the estimated tax impact, include the following:

•
Elimination from the supplemental pro forma net income of acquisition-related expenses incurred by SmartSynch prior to the acquisition and by Itron pre- and post-acquisition totaling $3.8 million and $5.1 million for the three and six months ended June 30, 2012, respectively.

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.
Note 17:    Subsequent Events

Stock Repurchases
Subsequent to June 30, 2012, and through August 6, 2012, we repurchased 112,061 shares of our common stock, including 32,550 shares executed during June 2012 but settled in July 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $41.31.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 17, 2012, and as disclosed in our Current Report on Form 8-K, filed with the SEC on May 24, 2012.

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

As part of our global reorganization that was announced in the first quarter of 2011, we now manage and report under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three and six months ended June 30, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

The Energy operating segment includes our global electricity and gas businesses, and the Water operating segment includes our global water and heat businesses.

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

Overview

Revenues for the three and six months ended June 30, 2012 were $579 million and $1.2 billion, compared with $612 million and $1.2 billion for the same periods last year. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $35 million and $48 million for the three and six months ended June 30, 2012. Aside from the foreign currency translation impact, revenues increased during these same periods in 2012 due to growth in OpenWay projects and the Water operating segment, offset by decreases in Gas revenue. Gross margin for the second quarter of 2012 was 34.0%, compared with a gross margin of 31.3% for the same period last year. Gross margin for the six months ended June 30, 2012 was 33.0% compared with a gross margin of 32.0% for the corresponding period in 2011. Reduced warranty costs contributed to the gross margin improvement by 1.6 percentage points for the quarter and 0.3 percentage points for the six month period in 2012. Operating expenses increased 5% during the second quarter of 2012, compared with the same period last year, and 6% for the six months ended June 30, 2012 compared with the same period in 2011, primarily due to increased sales and marketing and product development expenses associated with expansion of our sales efforts in developing markets and investment in new and enhanced products, as well as increased restructuring expenses.

For the three and six months ended June 30, 2012, we had a tax provision of 24.7% and 25.9%, based on a percentage of income before tax, as compared with a tax provision (benefit) of (0.2)% and 13.1% for the same periods in 2011. The three and six months ended June 30, 2012 included minimal discrete tax benefits, while the same periods in 2011 included $7.8 million and $7.3 million of net discrete tax benefits primarily due to the reduction of tax reserves for certain international subsidiaries, .

Total backlog was $1.1 billion and twelve-month backlog was $637 million at June 30, 2012.

On May 1, 2012, we completed our acquisition of SmartSynch, Inc. (SmartSynch). The acquisition was financed through borrowings on our multicurrency revolving line of credit and cash on hand. SmartSynch is a provider of smart grid solutions that utilize cellular networks for communications. The acquisition strengthens our cellular communications offerings, and we believe the acquisition brings greater choice to utility customers across the spectrum of smart metering deployments. As part of the acquisition, SmartSynch contributed $60 million in total backlog, $4 million in revenue, and $4.7 million in operating expenses from May 1, 2012.

Our restructuring projects continue as planned, and we expect to substantially complete these projects by the end of 2013. Since the announcement of the projects during the fourth quarter of 2011, we have incurred $77 million in costs, representing approximately 86% of the total expected costs. Total expected costs increased by approximately $3.5 million to $89 million during the second quarter, primarily due to an environmental remediation obligation related to a manufacturing site and the related testing and monitoring that will be required subsequent to the remediation, as well as losses on the sale of three non-core businesses. As a result of our restructuring activities, we anticipate annualized savings in 2012 of approximately $15 million, primarily in the second half of the year. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal, potentially delaying the completion of the restructuring projects beyond 2013.

On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. During the six months ended June 30, 2012, we repurchased 701,690 shares of our common stock for $26 million.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenues	$579,140	$612,401	(5)%	$1,150,780	$1,176,092	(2)%
Gross Profit	$196,745	$191,951	2%	$379,850	$376,929	1%
Gross Margin	34.0%	31.3%		33.0%	32.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues by Region
United States and Canada (North America)	$292,999	$285,931	$577,586	$560,393
Europe, Middle East, and Africa (EMEA)	215,899	250,709	436,855	474,412
Other	70,242	75,761	136,339	141,287
Total revenues	$579,140	$612,401	$1,150,780	$1,176,092

Revenues
Revenues decreased $33.3 million and $25.3 million, or 5% and 2%, for the three and six months ended June 30, 2012, compared with the same periods last year. The net translation effect of our operations denominated in foreign currencies resulted in an unfavorable impact to revenues of $35.1 million and $47.6 million for the three and six months ended June 30, 2012, compared with the same periods in 2011. Aside from the foreign currency translation impact, revenues increased for the three and six months ended June 30, 2012, driven by increased OpenWay project revenue in North America and growth in the Water segment, offset by a decrease in Gas revenue. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, BC Hydro and Power Authority, accounted for 11% of total Company revenues during the three and six months ended June 30, 2012, while no single customer accounted for more than 10% of total revenues for the same periods in 2011. Our 10 largest customers accounted for 30% and 32% of total revenues for the three and six months ended June 30, 2012, and 30% and 31% for the three and six months ended June 30, 2011, respectively.

Gross Margins
Gross margin for the second quarter of 2012 was 34.0%, compared with a gross margin of 31.3% for the same period last year. For the six months ended June 30, 2012, gross margin was 33.0% compared with 32.0% in the same period in 2011. Gross margin improved over the prior year for the quarter and first six months primarily due to lower warranty costs, which positively impacted gross margin by 1.6 percentage points in the quarter and 0.3 percentage points in the six month period, improved gross margin on OpenWay projects, product mix, and lower manufacturing costs in both the Energy and Water segments. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

Advanced and smart meter communication modules can be sold separately from the meter. A summary of our total electricity, gas, water & heat meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(units in thousands)
Meters
Standard	4,620	5,070	9,500	9,940
Advanced and smart	2,160	2,040	4,410	3,930
Total meters	6,780	7,110	13,910	13,870

Stand-alone communication modules
Advanced and smart	1,960	1,850	3,550	3,280

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	% Change		2012	2011	% Change
Segment Revenues	(in thousands)				(in thousands)
Energy
Electricity	$283,484	$291,230	(3)%		$567,944	$566,801	—%
Gas	161,114	183,185	(12)%		314,401	339,430	(7)%
Total Energy	444,598	474,415	(6)%		882,345	906,231	(3)%
Water	134,542	137,986	(2)%		268,435	269,861	(1)%
Total revenues	$579,140	$612,401	(5)%		$1,150,780	$1,176,092	(2)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$148,951	33.5%	$144,753	30.5%	$283,554	32.1%	$282,337	31.2%
Water	47,794	35.5%	47,198	34.2%	96,296	35.9%	94,592	35.1%
Total gross profit and margin	$196,745	34.0%	$191,951	31.3%	$379,850	33.0%	$376,929	32.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$47,069	11%	$45,463	10%	$85,233	10%	$88,631	10%
Water	11,666	9%	13,755	10%	27,603	10%	30,609	11%
Corporate unallocated	(12,672)		(11,133)		(27,152)		(21,066)
Total Company	$46,063	8%	$48,085	8%	$85,684	7%	$98,174	8%

Energy:

Revenues - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Electricity revenues decreased $7.7 million, or 3%, for the three months ended June 30, 2012, compared with the same period last year. In 2012, OpenWay project revenues in North America increased by $6.0 million from the same period in 2011, offset by decreases in Latin America, EMEA, and Asia-Pacific and by $13.0 million for the currency translation effect of our operations denominated in foreign currencies.

Gas revenues decreased $22.1 million, or 12%, for the three months ended June 30, 2012, compared with the same period last year, as the result of $10.6 million in lower shipments of smart gas communication modules in North America, due to normal period-to-period fluctuations in the timing of customer projects, and $10.9 million for the currency translation effect of our operations denominated in foreign currencies.

One customer represented 15% of the Energy operating segment revenues in the three and six months ended June 30, 2012, and one customer represented 12% and 11% of the Energy operating segment revenues in the three and six months ended June 30, 2011.

Revenues - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
Electricity revenues for the first six months of 2012 were essentially flat when compared with the same period in 2011. In 2012, OpenWay project revenues in North America increased by $15.9 million from the same period in 2011, offset by decreases in Latin America and EMEA and by $17.6 million for the currency translation effect of our operations denominated in foreign currencies.

Gas revenues decreased $25.0 million, or 7%, for the six months ended June 30, 2012, compared with the same period last year, primarily due to $7.5 million in lower OpenWay project revenues in North America and $14.7 million for the currency translation effect of our operations denominated in foreign currencies.

Gross Margin - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Gross margin was 33.5% for the three months ended June 30, 2012, compared with a gross margin of 30.5% for the same period last year. During the second quarter of 2012, gross margin was positively impacted by warranty costs, which were $9.3 million lower when compared with the same period in 2011, and reduced product costs as a result of our restructuring and global procurement projects, which were initiated in the fourth quarter of 2011. The lower warranty costs were primarily driven by a $4.3 million adjustment recorded in the second quarter of 2012, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements.

Gross Margin - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
Gross margin was 32.1% for the six months ended June 30, 2012, compared with a gross margin of 31.2% for the corresponding period in 2011. Gross margin was positively impacted warranty costs, which were $3.8 million lower when compared with the six months ended June 30, 2011, product mix, and reduced costs as a result of our restructuring and global procurement projects, which were initiated in the fourth quarter of 2011. The lower warranty costs were primarily driven by a $4.3 million adjustment recorded in the second quarter of 2012, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements.

Operating Expenses - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Energy operating expenses increased $2.6 million, or 3%, for the three months ended June 30, 2012, compared with the same period last year, primarily due to increased sales and marketing and product development costs for development of new and enhanced products, as well as $2.2 million in restructuring expense. These increases were offset by scheduled decreases in amortization of intangible assets and the foreign currency translation impact of $5.6 million. Operating expenses as a percentage of revenues were 23% for the three months ended June 30, 2012, compared with 21% for the same period last year. Operating expenses related to SmartSynch were $4.7 million subsequent to the acquisition on May 1, 2012.

Operating Expenses - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
For the first half of 2012, Energy operating expenses increased $4.6 million, or 2%, compared with the first half of 2011, primarily due to increased sales and marketing and product development costs for development of new and enhanced products and $2.8 million in increased restructuring expenses, partially offset by scheduled decreases in amortization of intangible assets. Foreign currency translation favorably impacted operating expenses by $7.7 million during the six months ended June 30, 2012. Operating expenses as a percentage of revenues were 22% for the six months ended June 30, 2012, compared with 21% for the same period last year.

Water:

Revenues - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Revenues decreased $3.4 million, or 2%, for the three months ended June 30, 2012, compared with the same period last year. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the second quarter of 2012, as compared with the second quarter of 2011, revenues increased 6%. The increase was driven primarily by higher communication module shipments in North America, as well as increased product shipments in Latin America and Asia-Pacific.

Revenues - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
Water revenues decreased $1.4 million, or 1%, for the six months ended June 30, 2012, compared with the same period last year. The translation effect of foreign currencies to the U.S. dollar had an unfavorable impact of $15.2 million in the first half of 2012. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the six months ended June 30, 2012, revenue increased 5%. Sales of communication modules increased in North America, and product shipments increased in Latin America and Asia-Pacific.

No single customer represented more than 10% of the Water operating segment revenues in the three and six months ended June 30, 2012 and 2011.

Gross Margin - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Water gross margin increased to 35.5% for the three months ended June 30, 2012, compared with a gross margin of 34.2% for the same period last year, primarily as a result of favorable product mix, increased meter and module shipments, lower materials costs, and manufacturing efficiencies.

Gross Margin - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
For the first half of 2012, gross margin increased to 35.9% from 35.1% in the same period in 2011 driven by favorable product mix, increased meter and module shipments, lower materials costs, and manufacturing efficiencies.

Operating Expenses - Three months ended June 30, 2012 vs. Three months ended June 30, 2011
Operating expenses for the three months ended June 30, 2012 increased by $2.7 million over the second quarter of 2011. Increases in sales and marketing and product development costs for smart and advanced meter products and $3.6 million in higher restructuring costs were partially offset by scheduled decreases in amortization of intangible assets and $2.8 million for the foreign currency translation impact of the stronger U.S. dollar. Operating expenses, as a percentage of revenue, were 27% compared with 24% for the same period last year.

Operating Expenses - Six months ended June 30, 2012 vs. Six months ended June 30, 2011
Operating expenses increased $4.7 million for the six months ended June 30, 2012 over the first half of 2011. In 2012, increases in sales and marketing and product development costs for smart and advanced meter products along with $3.6 million in increased restructuring expenses were partially offset by scheduled decreases in amortization of intangible assets and $3.8 million for the foreign currency translation impact of the stronger U.S. dollar. Operating expenses, as a percentage of revenue, was 26% compared with 24% for the same period last year.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased $1.5 million and $6.1 million in the three and six months ended June 30, 2012, compared with the same period last year. The increases were primarily due to acquisition related expenses for the SmartSynch acquisition of $900,000 and $2.9 million for the three and six months ended June 30, 2012. In addition, we incurred approximately $660,000 and $2.8 million during the second quarter and the first half of 2012 for management training and development costs in connection with the implementation of our new organization and for preliminary planning costs, prior to application development, for our global enterprise resource planning (ERP) software initiative that we expect to commence in the second half of 2012.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2012	$447	$1,122	$637
March 31, 2012	488	1,221	760
December 31, 2011	515	1,296	766
September 30, 2011	441	1,439	901
June 30, 2011	483	1,622	1,049

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Energy	Water
	(in millions)
June 30, 2012	$447	$330	$117
March 31, 2012	488	341	147
December 31, 2011	515	400	115
September 30, 2011	441	317	124
June 30, 2011	483	345	138

Upon the closing of the SmartSynch acquisition on May 1, 2012, $60 million was added to total backlog during the second quarter of 2012.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$50,847	9%	$48,671	8%	$100,703	9%	$93,149	8%
Product development	46,640	8%	40,628	7%	90,996	8%	80,770	7%
General and administrative	33,450	6%	36,463	6%	70,020	6%	71,135	6%
Amortization of intangible assets	12,025	2%	16,197	3%	23,938	2%	31,794	3%
Restructuring	7,720	1%	1,907	—%	8,509	1%	1,907	—%
Total operating expenses	$150,682	26%	$143,866	23%	$294,166	26%	$278,755	24%

Operating expenses increased $6.8 million and $15.4 million for the three and six months ended June 30, 2012, compared with the same periods last year, primarily due to increased sales and marketing and product development costs for development of new and enhanced products, acquisition related expenses for the SmartSynch acquisition of $900,000 and $2.9 million, and increased restructuring expenses of $5.8 million and $6.6 million for the three and six months ended June 30, 2012. In addition, we incurred approximately $660,000 and $2.8 million during the second quarter and the first half of 2012 for management training and development costs in connection with the implementation of our new organization and for preliminary planning costs, prior to application development, for our global ERP software initiative that we expect to commence in the second half of 2012. These increases were partially offset by a scheduled decrease in amortization of intangible assets of $4.2 million and $7.9 million for the second quarter and first half of 2012. Foreign currency translation favorably impacted operating expenses by $8.4 million and $11.5 million for the three and six months ended June 30, 2012.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$177	$168	$370	$476
Interest expense	(2,191)	(10,460)	(4,280)	(21,269)
Amortization of prepaid debt fees	(415)	(960)	(763)	(2,265)
Other income (expense), net	(779)	(1,350)	(2,955)	(2,940)
Total other income (expense)	$(3,208)	$(12,602)	$(7,628)	$(25,998)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of debt outstanding and lower interest rates on our 2011 credit facility, compared with the rates on the 2007 credit facility, which was outstanding during the first half of 2011. Total debt was $455.0 million and $575.6 million at June 30, 2012 and June 30, 2011, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and six months ended June 30, 2012 decreased from the same periods last year due to a lower balance of capitalized prepaid debt fees, combined with lower required amortization on the 2011 credit facility multicurrency revolving line of credit compared with the 2007 credit facility term debt. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $495,000 and $1.5 million for the three and six months ended June 30, 2012, compared with net foreign currency losses of $770,000 and $1.9 million in the same periods last year.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating activities	$92,390	$87,692
Investing activities	(99,159)	(42,834)
Financing activities	(21,342)	(53,396)
Effect of exchange rates on cash and cash equivalents	(2,175)	7,345
Increase (decrease) in cash and cash equivalents	$(30,286)	$(1,193)

Cash and cash equivalents was $102.8 million at June 30, 2012, compared with $133.1 million at December 31, 2011.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2012 was $4.7 million higher, compared with the same period in 2011, primarily due to a smaller increase in working capital, including lower build-up of finished goods and raw materials inventory, and a decrease in unearned revenue during the six months ended June 30, 2012.

Investing activities
Cash used in investing activities during the six months ended June 30, 2012 was $56.3 million higher, compared with the same period in 2011. The increase in cash used in investing activities in the first half of 2012 is primarily due to the SmartSynch acquisition, offset by $5.2 million decrease in acquisitions of property, plant, and equipment, compared with the same period in 2011. Refer to Item 1: "Financial Statements, Note 16: Business Combinations" for additional information regarding the acquisition of SmartSynch.

Financing activities
Net cash used in financing activities during the six months ended June 30, 2012 was $32.1 million lower, compared with the same period in 2011. During the six months ended June 30, 2012, we drew $70 million from our multicurrency revolving line of credit for the SmartSynch acquisition. Repayments on borrowings for the first six months of 2012 were $67.5 million, compared with $55.6 million during the same period in 2011. In addition, we repurchased $26.0 million of our common stock during the first six months of 2012 under the share repurchase program authorized by the Board of Directors on October 24, 2011. Refer to Part II Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2012 was a decrease of $2.2 million, compared with an increase of $7.3 million for the same period in 2011.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2012 and December 31, 2011 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $346.2 million at June 30, 2012, compared with $329.6 million at December 31, 2011.

Borrowings
In August 2011, we entered into a senior secured credit facility (the 2011 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million on April 2, 2012. The expanded revolver provided us with increased flexibility and liquidity for the acquisition of SmartSynch, Inc. and for general corporate purposes.

At June 30, 2012, $170 million was outstanding under the revolver, and $50.9 million was utilized by outstanding standby letters of credit, resulting in $439.1 million available for additional borrowings.

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

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the six months ended June 30, 2012, we repurchased $26.0 million of our common stock, which represents 701,690 shares. As of June 30, 2012, we have repurchased $55 million of our common stock, with $45 million remaining under the repurchase program. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

Total expected costs increased by approximately $3.5 million to $89.0 million during the second quarter, primarily the result of an environmental remediation obligation related to a manufacturing site and the related testing and monitoring subsequent to the remediation, as well as a loss on the sale of three non-core businesses. A substantial portion of these charges was recognized in the fourth quarter of 2011, and $26.3 million was accrued at June 30, 2012 and is expected to be paid throughout 2012 and the first half of 2013. Restructuring costs of $7.7 million and $8.5 million were recorded during the three and six months ended June 30, 2012, primarily associated with severance and environmental remediation accruals. As a result of our restructuring activities, we anticipate annualized savings in 2012 of approximately $15 million, primarily in the second half of the year. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring”.

Other Liquidity Considerations
Our net deferred tax assets consist primarily of tax credits and net operating loss carryforwards. The utilization of some of the net operating loss carryforwards are limited by Internal Revenue Code Section 382. Based on current projections we expect to pay approximately $18.6 million in U.S. federal and state taxes and $23.4 million in local and foreign taxes in 2012. For a discussion of our tax provision (benefit) and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes”.

As of June 30, 2012, there was $36.6 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated,

if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $14.7 million of our consolidated cash balance at June 30, 2012 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on Itron to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2012 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2012 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Critical Accounting Estimates

Revenue Recognition
The majority of our revenue arrangements involve multiple deliverables, which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangements, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

Restructuring and Asset Impairments
We record a liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Employee termination benefits considered post-employment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

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

In determining restructuring projects, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates using the best information available at the time the estimate are made. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including real estate market conditions and local labor and employment laws, rules, and regulations. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

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
Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three new reporting units are Electricity, Gas, and Water. Our new Energy operating segment consists of the Electricity and Gas reporting units, while our new Water operating segment consists of the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.
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

The goodwill impairment before the reorganization into the new reporting units was associated with two reporting units from the Itron International operating segment. The goodwill balance associated with these reporting units before and after the goodwill impairment was as follows:

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

As a result of the SmartSynch acquisition and based on the preliminary purchase price allocation, we recognized $42.6 million in goodwill, which consists largely of the synergies expected from combining the operations of Itron and SmartSynch, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was preliminarily assigned to the Electricity reporting unit, which is a part of the Energy operating segment. In the third quarter of 2012, we expect to complete our assessment to determine if any portion of the goodwill balance should be allocated to the Gas reporting unit, which is also part of the Energy segment, and/or to the Water reporting unit.

Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a significant decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2012, we accrued $5.3 million and $11.9 million for such awards, compared with $7.8 million and $15.1 million in the same periods in 2011. Awards are typically distributed in the first quarter of the following year.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and weighted average interest rates at June 30, 2012. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2012 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2012.

	2012	2013	2014	2015	2016	Total
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$7,500	$18,750	$26,250	$30,000	$202,500	$285,000
Average interest rate	1.54%	1.63%	1.78%	2.11%	2.49%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$170,000	$170,000
Average interest rate	1.54%	1.63%	1.78%	2.11%	2.49%

Interest rate swap on LIBOR based debt
Average interest rate (Pay)		1.00%	1.00%	1.00%	1.00%
Average interest rate (Receive)		0.43%	0.53%	0.86%	1.24%
Net/Spread		(0.57)%	(0.47)%	(0.14)%	0.24%

Based on a sensitivity analysis as of June 30, 2012, we estimate that, if market interest rates average one percentage point higher in 2012 than in the table above, our financial results in 2012 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future (refer to Item 1: "Financial Statements, Note 7: Derivative Financial Instruments").

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 56% of total revenues for the three and six months ended June 30, 2012, compared with 56% and 55% for the same periods in 2011.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 293 contracts were entered into during the six months ended June 30, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At June 30, 2012, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. We are in the process of upgrading our global enterprise resource planning software systems. During the three months ended June 30, 2012, Management updated the design and documentation of internal control processes to supplement and complement existing internal controls and procedures relating to the implementation of an Oracle suite of financial applications for financial consolidations and management reporting during the first quarter of 2012. The implementation of these new applications resulted in changes to our internal controls over financial reporting. Management will continue to monitor, evaluate, and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the second quarter of 2012.

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2012 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 17, 2012.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 through April 30	—	$—	—	$59,978
May 1 through May 31	160,050	36.48	160,050	54,139
June 1 through June 30	259,550	36.77	259,550	44,597
Total	419,600	$36.66	419,600	$44,597

(1)
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which will expire on October 23, 2012. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to June 30, 2012, and through August 6, 2012, we repurchased 112,061 shares of our common stock, including 32,550 shares executed during June 2012 but settled in July 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $41.31.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2012 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 6, 2012	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer