Form 10-Q
period 2012-09-30
ITRON INC /WA/
filed 2012-11-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012 there were outstanding 39,206,165 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$504,063	$615,555	$1,654,843	$1,791,647
Cost of revenues	332,266	438,559	1,103,196	1,237,722
Gross profit	171,797	176,996	551,647	553,925

Operating expenses
Sales and marketing	44,913	44,870	145,616	138,019
Product development	43,299	38,377	134,295	119,147
General and administrative	30,743	33,492	100,763	104,627
Amortization of intangible assets	11,929	16,013	35,867	47,807
Restructuring expense	(5,054)	1,096	3,455	3,003
Goodwill impairment	—	540,400	—	540,400
Total operating expenses	125,830	674,248	419,996	953,003

Operating income (loss)	45,967	(497,252)	131,651	(399,078)
Other income (expense)
Interest income	297	155	667	631
Interest expense	(2,551)	(10,796)	(7,594)	(34,330)
Other income (expense), net	(1,269)	(1,402)	(4,224)	(4,342)
Total other income (expense)	(3,523)	(12,043)	(11,151)	(38,041)

Income (loss) before income taxes	42,444	(509,295)	120,500	(437,119)
Income tax provision	(6,547)	(6,042)	(26,740)	(15,529)
Net income (loss)	35,897	(515,337)	93,760	(452,648)
Net income attributable to noncontrolling interests	550	1,745	1,445	2,878
Net income (loss) attributable to Itron, Inc.	$35,347	$(517,082)	$92,315	$(455,526)

Earnings per common share - Basic	$0.90	$(12.70)	$2.32	$(11.21)
Earnings per common share - Diluted	$0.89	$(12.70)	$2.31	$(11.21)

Weighted average common shares outstanding - Basic	39,472	40,725	39,756	40,648
Weighted average common shares outstanding - Diluted	39,791	40,725	40,042	40,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$35,897	$(515,337)	$93,760	$(452,648)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,596	(80,625)	806	43,432
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(828)	2,086	(1,677)	1,922
Net unrealized gain (loss) on nonderivative hedging instruments	—	408	—	(8,854)
Net hedging loss (gain) reclassified into net income	—	(176)	—	2,598
Pension plan benefit liability adjustment	(5)	22	40	(506)
Total other comprehensive income (loss), net of tax	23,763	(78,285)	(831)	38,592
Total comprehensive income (loss), net of tax	59,660	(593,622)	92,929	(414,056)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interest	550	1,745	1,445	2,878
Foreign currency translation adjustments	69	(442)	109	71
Amounts attributable to noncontrolling interest	619	1,303	1,554	2,949
Comprehensive income (loss) attributable to Itron, Inc.	$59,041	$(594,925)	$91,375	$(417,005)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$91,474	$133,086
Accounts receivable, net	363,111	371,641
Inventories	201,775	195,837
Deferred tax assets current, net	58,866	58,172
Other current assets	102,195	81,618
Total current assets	817,421	840,354

Property, plant, and equipment, net	251,703	262,670
Deferred tax assets noncurrent, net	13,268	22,144
Other long-term assets	29,875	62,704
Intangible assets, net	247,636	239,500
Goodwill	687,432	636,910
Total assets	$2,047,335	$2,064,282

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$219,945	$246,775
Other current liabilities	62,250	53,734
Wages and benefits payable	82,405	93,730
Taxes payable	8,754	11,526
Current portion of debt	16,875	15,000
Current portion of warranty	32,834	52,588
Unearned revenue	41,255	37,369
Total current liabilities	464,318	510,722

Long-term debt	404,375	437,502
Long-term warranty	22,853	26,948
Pension plan benefit liability	63,041	62,449
Deferred tax liabilities noncurrent, net	21,307	31,699
Other long-term obligations	81,199	73,417
Total liabilities	1,057,093	1,142,737

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,294,990	1,319,222
Accumulated other comprehensive loss, net	(38,100)	(37,160)
Accumulated deficit	(282,822)	(375,137)
Total Itron, Inc. shareholders' equity	974,068	906,925
Noncontrolling interests	16,174	14,620
Total equity	990,242	921,545
Total liabilities and equity	$2,047,335	$2,064,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating activities
Net income (loss)	$93,760	$(452,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,856	96,919
Stock-based compensation	14,319	12,401
Amortization of prepaid debt fees	1,176	5,365
Amortization of convertible debt discount	—	5,336
Deferred taxes, net	1,505	(1,410)
Goodwill impairment	—	540,400
Restructuring expense, non-cash	(4,841)	—
Other adjustments, net	(119)	(917)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	46,493	(21,940)
Inventories	(4,619)	(32,750)
Other current assets	(21,525)	(8,672)
Other long-term assets	1,624	(17,499)
Accounts payables, other current liabilities, and taxes payable	(39,368)	12,347
Wages and benefits payable	(16,869)	(28,018)
Unearned revenue	9,201	22,862
Warranty	(23,610)	28,028
Other operating, net	(1,980)	(6,003)
Net cash provided by operating activities	137,003	153,801

Investing activities
Acquisitions of property, plant, and equipment	(34,278)	(45,799)
Business acquisitions, net of cash and cash equivalents acquired	(79,874)	(14,635)
Other investing, net	4,005	634
Net cash used in investing activities	(110,147)	(59,800)

Financing activities
Proceeds from borrowings	70,000	670,000
Payments on debt	(101,252)	(804,304)
Issuance of common stock	3,778	3,512
Repurchase of common stock	(40,700)	—
Other financing, net	(342)	(5,319)
Net cash used in financing activities	(68,516)	(136,111)

Effect of foreign exchange rate changes on cash and cash equivalents	48	2,147
Decrease in cash and cash equivalents	(41,612)	(39,963)
Cash and cash equivalents at beginning of period	133,086	169,477
Cash and cash equivalents at end of period	$91,474	$129,514

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid, net	$(1,533)	$(3,130)
Fair value of contingent and deferred consideration payable for business acquisition	—	5,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$33,368	$12,904
Interest, net of amounts capitalized	6,386	25,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2011 audited financial statements and notes included in our Current Report on Form 8-K filed with the SEC on May 24, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Reclassifications
Certain 2011 amounts have been reclassified to conform to the current classifications in the Consolidated Statements of Operations. These reclassifications relate to certain administrative expenses in the former Itron North America segment that were in prior periods allocated to cost of revenues and sales and marketing and product development operating expenses but have been reclassified to general and administrative operating expenses to conform to our worldwide presentation across our new segment structure. These reclassifications did not have a material impact to gross profit and had no impact on income before income taxes, net income attributable to Itron, Inc., earnings per share, or total equity.

Business Acquisitions
On May 1, 2012, we completed the acquisition of SmartSynch, Inc. (SmartSynch). The acquisition was financed through borrowings on our multicurrency revolving line of credit and cash on hand. SmartSynch was a provider of smart grid solutions that utilize cellular networks for communications. We have included supplemental pro forma financial information related to the acquisition in Note 16 Business Combinations.

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

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents. The cash and cash equivalents balance in our Consolidated Balance Sheets includes amounts that reside in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of the cash and cash equivalents balance, and there may be limitations on Itron's ability to repatriate cash to the U.S. from these entities.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data is available. As actual experience becomes available, it is used to modify the original estimate to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Share Repurchase Plan
We may repurchase shares of Itron common stock under a twelve-month program, which was authorized by our Board of Directors on October 24, 2011. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the value of the repurchased shares is deducted from common stock. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15,

2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $71.9 million and $61.0 million at September 30, 2012 and December 31, 2011 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $15.4 million and $11.7 million at September 30, 2012 and December 31, 2011 and are recorded within other assets in the Consolidated Balance Sheets.

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. We do not capitalize product development costs, and we do not generally capitalize software development expenses due to the immaterial nature of these costs as a result of the relatively short period of time between technological feasibility and the completion of software development.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$35,347	$(517,082)	$92,315	$(455,526)

Weighted average common shares outstanding - Basic	39,472	40,725	39,756	40,648
Dilutive effect of stock-based awards	319	—	286	—
Weighted average common shares outstanding - Diluted	39,791	40,725	40,042	40,648
Earnings per common share - Basic	$0.90	$(12.70)	$2.32	$(11.21)
Earnings per common share - Diluted	$0.89	$(12.70)	$2.31	$(11.21)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 881,000 and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2012, and approximately 1.4 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. Shares of preferred stock may be converted into common stock based on terms, conditions, and rates as defined in the Rights Agreement, which may be adjusted by the Board of Directors. There was no preferred stock sold or outstanding at September 30, 2012 and December 31, 2011.
Stock Repurchase Plan
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock with an expiration date of October 23, 2012. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. As of September 30, 2012, we have repurchased $70.1 million of our common stock, with $29.9 million remaining under the repurchase program.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2012	December 31, 2011
	(in thousands)
Trade receivables (net of allowance of $5,355 and $6,049)	$307,062	$328,845
Unbilled receivables	56,049	42,796
Total accounts receivable, net	$363,111	$371,641

At September 30, 2012 and December 31, 2011, $19.2 million and $2.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At September 30, 2012 and December 31, 2011, contract retainage amounts that were unbilled and classified as unbilled receivables were $10.6 million and $7.4 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

We had no long-term unbilled receivables or long-term retainage contracts at September 30, 2012 as we expect to bill and collect all contract retainage receivables within the following 12 months. At December 31, 2011, long-term unbilled receivables and long-term retainage contracts totaled $31.5 million.

Allowance for doubtful account activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$5,381	$8,980	$6,049	$9,045
Provision (release) of doubtful accounts, net	(124)	175	(414)	128
Accounts written-off	(53)	(1,127)	(314)	(1,680)
Effects of change in exchange rates	151	(576)	34	(41)
Ending balance	$5,355	$7,452	$5,355	$7,452

Inventories	September 30, 2012	December 31, 2011
	(in thousands)
Materials	$104,404	$112,470
Work in process	14,720	16,306
Finished goods	82,651	67,061
Total inventories	$201,775	$195,837

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $6.8 million and $7.4 million at September 30, 2012 and December 31, 2011, respectively.

Property, plant, and equipment, net	September 30, 2012	December 31, 2011
	(in thousands)
Machinery and equipment	$278,615	$269,611
Computers and purchased software	82,760	74,885
Buildings, furniture, and improvements	143,486	140,064
Land	27,460	26,126
Construction in progress, including purchased equipment	23,391	20,687
Total cost	555,712	531,373
Accumulated depreciation	(304,009)	(268,703)
Property, plant, and equipment, net	$251,703	$262,670

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation expense	$15,656	$16,607	$45,989	$49,112

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	September 30, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$402,897	$(323,629)	$79,268	$387,606	$(305,285)	$82,321
Customer contracts and relationships	288,429	(147,614)	140,815	278,581	(131,418)	147,163
Trademarks and trade names	71,992	(63,922)	8,070	71,854	(62,206)	9,648
Other	11,096	(11,013)	83	11,153	(10,785)	368
Total intangible assets subject to amortization	774,414	(546,178)	228,236	749,194	(509,694)	239,500
In-process research and development	19,400		19,400	—		—
Total intangible assets	$793,814	$(546,178)	$247,636	$749,194	$(509,694)	$239,500

A summary of the intangible asset account activity is as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Beginning balance, intangible assets, gross	$749,194	$759,152
Intangible assets acquired	43,400	10,297
Assets no longer in use written-off	—	(8,450)
Effect of change in exchange rates	1,220	12,263
Ending balance, intangible assets, gross	$793,814	$773,262

Intangible assets acquired in 2012 are based on the preliminary purchase price allocation relating to our acquisition of SmartSynch on May 1, 2012. SmartSynch's intangible assets include IPR&D, which is not amortized until such time as the associated development projects are completed. These projects are expected to be completed in the next 12 months. Refer to Note 16 for additional information regarding this acquisition. Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2012 (amount remaining at September 30, 2012)	$12,015
2013	41,917
2014	37,595
2015	30,700
2016	24,275
Beyond 2016	81,734
Total intangible assets subject to amortization, net	$228,236

Note 5:    Goodwill

Effective January 1, 2012, our reporting segments were changed from two geographic operating segments, Itron North America and Itron International, to two product operating segments, Energy and Water. As a result, we reallocated the goodwill balance as of January 1, 2012 to the Electricity, Gas, and Water reporting units within these two operating segments.

The following table reflects the goodwill balance as of September 30, 2012:

	Total Company	Energy	Water
	(in thousands)
Balance at January 1, 2012
Goodwill before impairment	$1,221,757	$808,601	$413,156
Accumulated impairment losses	(584,847)	(254,735)	(330,112)
Goodwill, net	636,910	553,866	83,044

Goodwill acquired	46,881	46,881	—
Other	4,767	3,994	773
Effect of change in exchange rates	(1,126)	(6,348)	5,222

Balance at September 30, 2012
Goodwill before impairment	1,242,159	840,009	402,150
Accumulated impairment losses	(554,727)	(241,616)	(313,111)
Goodwill, net	$687,432	$598,393	$89,039

Goodwill acquired in 2012 is based on the preliminary purchase price allocation relating to the SmartSynch acquisition on May 1, 2012. Refer to Note 16 for additional information regarding this acquisition.

In the preceding table, "Other" includes activity associated with our restructuring announced in the fourth quarter of 2011. During the third quarter of 2012, we identified an error in our consolidated financial statements for the year ended December 31, 2011, which resulted in an overstatement of restructuring expense related to the expected sale of a non-core business. The identified assets to be disposed originally included $6.7 million of goodwill, which was impaired and charged to restructuring expense as a result of the expected sale proceeds being less than the carrying value of the identified assets. During the third quarter of 2012, we determined the amount of goodwill that should have been allocated to the asset disposal group was $1.3 million. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the goodwill allocated to this business asset group is not material, quantitatively or qualitatively, to our results of operations for the three months ended September 30, 2012 or our expected full year results of operations for 2012 and would not have had a material impact on our results for the year ended December 31, 2011. Accordingly, we recorded a non-cash adjustment during the third quarter of 2012 to reduce restructuring expense and increase goodwill by $5.4 million. Refer to Note 12 for additional disclosure on Itron's restructuring costs. Additionally, during the three months ended September 30, 2012, we sold a non-core business in Europe to which we allocated $675,000 of goodwill and recognized as restructuring expense.

As a result of a significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an impairment test of our goodwill as of September 30, 2011, and recorded total goodwill impairment charges of $584.8 million in the year ended December 31, 2011, of which $540.4 million was recorded during the three months ended September 30, 2011. These goodwill impairment charges were associated with our previous reporting units of Itron International Electricity and Itron International Water. The accumulated impairment losses were reallocated to our new operating segments, Energy and Water, effective January 1, 2012.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Note 6:    Debt

The components of our borrowings are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
2011 credit facility:
USD denominated term loan	$281,250	$292,502
Multicurrency revolving line of credit	140,000	160,000
Total debt	421,250	452,502
Less: Current portion of debt	16,875	15,000
Long-term debt	$404,375	$437,502

Credit Facilities
In August 2011, we entered into a senior secured credit facility (2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million in April 2012. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes debt covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at September 30, 2012.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At September 30, 2012, the interest rate for both the term loan and the revolver was 1.47% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
2011 credit facility term loan	$3,750	$3,750	$11,252	$3,750
2011 credit facility multicurrency revolving line of credit	30,000	—	90,000	—
2007 credit facility term loans	—	351,320	—	406,950
2007 credit facility multicurrency revolving line of credit	—	170,000	—	170,000
Total credit facility repayments	$33,750	$525,070	$101,252	$580,700

At September 30, 2012, $140.0 million was outstanding under the 2011 credit facility revolver, and $49.4 million was utilized by outstanding standby letters of credit, resulting in $470.6 million available for additional borrowings.

Upon repayment of the 2007 credit facility in August 2011, unamortized prepaid debt fees of $2.4 million were written-off to interest expense. Prepaid debt fees of approximately $6.6 million were capitalized in the third quarter of 2011 associated with the 2011 credit facility, and $897,000 were capitalized in the second quarter of 2012 associated with the increase in the revolver in April 2012. Unamortized prepaid debt fees were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Unamortized prepaid debt fees	$5,763	$6,027

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

The discount on the liability component was fully amortized by the end of the second quarter of 2011. The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest coupon	$—	$625	$—	$3,420
Amortization of the discount on the liability component	—	—	—	5,336
Total interest expense on convertible notes	$—	$625	$—	$8,756
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at September 30, 2012 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at September 30, 2012. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$57	$241

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$256	$—
Interest rate swap contracts	Other long-term obligations	2,441	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	103	222
Total liability derivatives		$2,800	$222

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2012	2011
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,380)	$(10,034)
Unrealized gain (loss) on derivative instruments	(1,677)	1,922
Unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(8,854)
Realized (gains) losses reclassified into net income (loss)	—	2,598
Net unrealized loss on hedging instruments at September 30,	$(16,057)	$(14,368)

Following the termination of our net investment hedge in August 2011, the net derivative loss of $14.4 million will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to increase our ability to forecast interest expense. The objective of these swaps is to reduce the variability of cash flows from increases in the LIBOR base borrowing rates on our floating rate credit facility. The swaps do not protect us from changes to the applicable margin under our credit facility.

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $256,000. At September 30, 2012, our LIBOR based debt balance was $421.3 million.

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

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2012	2011		2012	2011		2012	2011
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$(1,332)	$277	Interest expense	$—	$(3,083)	Interest expense	$—	$(121)

Nine Months Ended September 30,
Interest rate swap contracts	$(2,697)	$(4,200)	Interest expense	$—	$(7,254)	Interest expense	$—	$(201)

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

The before tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the three and nine months ended September 30 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$—	$645	$—	$(14,278)
Net of tax	$—	$408	$—	$(8,854)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 429 contracts were entered into during the nine months ended September 30, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Foreign exchange forward contracts	$(245)	$2,464	$(666)	$(877)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2012	December 31, 2011
	(in thousands)
Plan assets in other long-term assets	$(473)	$(449)
Current portion of pension plan liability in wages and benefits payable	2,763	2,621
Long-term portion of pension plan liability	63,041	62,449
Net pension plan benefit liability	$65,331	$64,621
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $33,000 and $388,000 to the defined benefit pension plans for the three and nine months ended September 30, 2012, and $40,000 and $431,000 for the three and nine months ended September 30, 2011, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2012, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $474,000 to our defined benefit pension plans. We contributed $520,000 to the defined benefit pension plans for the year ended December 31, 2011.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$655	$637	$2,069	$1,855
Interest cost	887	947	2,722	2,833
Expected return on plan assets	(80)	(80)	(247)	(243)
Settlements and termination benefits	97	—	97	—
Amortization of actuarial net loss (gain)	1	14	5	42
Amortization of unrecognized prior service costs	16	18	50	55
Net periodic benefit cost	$1,576	$1,536	$4,696	$4,542

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	$333	$(320)	$942	$1,224
Restricted stock units	4,390	2,916	12,281	10,320
Unrestricted stock awards	179	140	589	330
ESPP	161	147	507	527
Total stock-based compensation	$5,063	$2,883	$14,319	$12,401

Related tax benefit	$1,358	$700	$3,922	$3,359

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2012, 1,338,142 shares were available for grant under the Stock Incentive Plan.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	—%	45.8%	42.7%	46.4%
Risk-free interest rate	—%	0.9%	0.9%	1.7%
Expected life (years)	—	4.91	5.14	4.86

(1) There were no employee stock options granted for the three months ended September 30, 2012.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2011	1,102	$55.21	5.58	$10,883
Granted	103	52.13			$21.81
Exercised	(29)	19.53		$1,050
Forfeited	(63)	58.50
Expired	(1)	7.00
Outstanding, September 30, 2011	1,112	$55.72	4.68	$1,518

Exercisable, September 30, 2011	1,027	$55.94	4.30	$1,518

Expected to vest, September 30, 2011	80	$53.19	9.28	$—

Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(50)	22.12		$972
Expired	(83)	60.06
Outstanding, September 30, 2012	1,030	$56.87	4.35	$3,127

Exercisable, September 30, 2012	904	$58.04	3.72	$2,969

Expected to vest, September 30, 2012	119	$48.50	8.89	$149

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

As of September 30, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2011	588
Granted(2)	286	$54.82
Released	(201)		$15,739
Forfeited	(37)
Outstanding, September 30, 2011	636

Outstanding, January 1, 2012	625
Granted(2)	452	$47.29
Released	(207)		$12,835
Forfeited	(34)
Outstanding, September 30, 2012	836

Vested, September 30, 2012	48		$2,049

Expected to vest, September 30, 2012	763		$32,904

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

At September 30, 2012, unrecognized compensation expense on restricted stock units was $25.8 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares of unrestricted stock granted	4,342	2,864	14,321	6,317

Weighted average grant date fair value per share	$41.41	$48.84	$41.16	$52.19

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares of stock sold to employees(1)	22,739	22,518	76,415	65,143

Weighted average fair value per ESPP award(2)	$6.47	$4.43	$6.52	$5.56

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three and nine months ended September 30.

At September 30, 2012, all compensation cost associated with the ESPP had been recognized. There were 625,000 shares of common stock available for future issuance under the ESPP at September 30, 2012.
Note 10:    Income Taxes
Our tax provisions as a percentage of income (loss) before tax typically differ from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items.

For the three and nine months ended September 30, 2012, we had tax provisions of 15.4% and 22.2%, based on a percentage of income (loss) before tax, as compared with tax provisions of 1.2% and 3.6% for the same periods in 2011.

Our tax provision in 2012 differs from the federal statutory rate due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net interest and penalties expense	$378	$476	$643	$584

Accrued interest and penalties recorded are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued interest	$4,225	$3,781
Accrued penalties	2,847	2,766

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$26,163	$24,737
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	25,667	24,451

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $5.0 million within the next twelve months due to the expiration of the statute of limitations and the completion of examinations by taxing authorities. At September 30, 2012, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOC’s, and bonds are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$500,000
Long-term borrowings	(140,000)	(160,000)
Standby LOC’s issued and outstanding	(49,410)	(44,549)
Net available for additional borrowings and LOC’s	$470,590	$295,451

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$63,500	$67,968
Standby LOC’s issued and outstanding	(29,571)	(28,733)
Short-term borrowings(2)	(834)	—
Net available for additional borrowings and LOC’s	$33,095	$39,235

Unsecured surety bonds in force	$154,047	$139,954

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at September 30, 2012 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against three of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), and San Diego Gas & Electric Company (San Diego), a customer of recently acquired SmartSynch, and several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, and San Diego have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The stay of the litigation has been lifted by the district court. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

On February 23, 2011, a purported class action lawsuit was filed in U.S. District Court for the Eastern District of Washington alleging violations of federal securities laws relating to a restatement of our financial results for the quarters ended March 31, June 30, and September 30, 2010. These revisions were made primarily to defer revenue that had been incorrectly recognized on one contract due to a misinterpretation of an extended warranty obligation. The effect of the restatement was to reduce revenue and earnings in each of the first three quarters of 2010. As a result of the restatement, total revenue for the first nine months of 2010 was reduced by $6.1 million and diluted EPS was reduced by $0.11. On August 22, 2011, the lead plaintiff in the federal securities lawsuit filed a consolidated complaint, which defendants moved to dismiss. On September 11, 2012, the U.S. District Court for the Eastern District of Washington granted defendants' motion to dismiss in its entirety and dismissed all claims against all defendants asserted in the consolidated complaint. On October 30, 2012, the lead plaintiff dismissed its complaint with prejudice, and the Court subsequently approved Plaintiffs' voluntary dismissal with prejudice.

In March 2011, a lawsuit was filed in the Superior Court of the State of Washington in and for Spokane County against certain current or former officers and directors seeking unspecified damages on behalf of Itron, Inc. The complaint alleges that the defendants breached their fiduciary obligations to Itron with respect to the restatement of Itron's financial results for the quarters ended March 31, June 30, and September 30, 2010. This lawsuit is a shareholder derivative action that purports to assert claims on behalf of Itron, Inc. This purported derivative action had been stayed pending the outcome of the motion to dismiss in the federal securities lawsuit referred to above, but, as a result of the September 11, 2012 dismissal order, the stay has been lifted. Defendants intend to seek dismissal of this purported derivative action, and the Superior Court has set a schedule for briefing and hearing the motion to dismiss. Briefing on the motion to dismiss will be completed in April 2013, and the Superior Court has scheduled a hearing on the motion to dismiss for May 2013. Defendants believe they have valid defenses to this derivative action and intend to defend themselves vigorously.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$66,368	$62,838	$79,536	$51,283
New product warranties	1,996	1,512	7,632	5,591
Other changes/adjustments to warranties	(1,552)	26,263	509	40,906
Claims activity	(12,050)	(9,207)	(31,625)	(18,422)
Effect of change in exchange rates	925	(2,374)	(365)	(326)
Ending balance, September 30	55,687	79,032	55,687	79,032
Less: current portion of warranty	32,834	50,798	32,834	50,798
Long-term warranty	$22,853	$28,234	$22,853	$28,234

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties. Warranty expense for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total warranty expense	$444	$27,775	$8,141	$37,939

Warranty expense for the nine months ended September 30, 2012 reflects a $5.0 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements. Warranty expense for the three and nine month ended September 30, 2011 reflects a warranty charge of $12.6 million associated with a vendor supplied component in North America. Warranty expense for the nine months ended September 30, 2011 also reflects the benefit of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010, and a warranty charge of $7.7 million related to certain products in Brazil.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$29,011	$19,109	$24,448	$14,637
Unearned revenue for new extended warranties	2,080	3,138	7,269	8,286
Unearned revenue recognized	(351)	(283)	(982)	(959)
Effect of change in exchange rates	95	—	100	—
Ending balance, September 30	30,835	21,964	30,835	21,964
Less: current portion of unearned revenue for extended warranty	1,800	1,162	1,800	1,162
Long-term unearned revenue for extended warranty within Other long-term obligations	$29,035	$20,802	$29,035	$20,802

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

Plan costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Plan costs	$7,441	$5,653	$20,319	$18,324

IBNR accrual, which is included in wages and benefits payable, is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
IBNR accrual	$3,050	$2,460

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

The total expected restructuring costs as of September 30, 2012 were $81.1 million, which is a decrease of approximately $7.9 million from the total expected costs at June 30, 2012. This decrease was primarily the result of gains on the dispositions of fixed assets and a correction to the amount of goodwill allocated to one of our non-core businesses sold as part of the restructuring process. In addition, expected severance costs were reduced as the result of certain employees in positions that were eliminated under the restructuring plan filling vacant positions within the Company.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the nine months ended September 30, 2012, and the remaining expected restructuring costs as of September 30, 2012 are as follows:

	Total Expected Costs at September 30, 2012	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2012	Remaining Costs to be Recognized at September 30, 2012
	(in thousands)
Employee severance costs	$51,395	$42,530	$3,668	$5,197
Asset impairments	21,356	25,144	(4,841)	1,053
Other restructuring costs	8,368	408	4,628	3,332
Total	$81,119	$68,082	$3,455	$9,582

Segments:
Energy	$59,312	$51,873	$3,536	$3,903
Water	16,210	15,321	(871)	1,760
Corporate unallocated	5,597	888	790	3,919
Total	$81,119	$68,082	$3,455	$9,582

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

The following table summarizes the activity within the restructuring related balance sheet accounts during the nine months ended September 30, 2012:

	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2012	$28,168	$—	$399	$28,567
Costs incurred and charged to expense	3,668	(4,841)	4,628	3,455
Cash payments	(13,518)	—	(1,737)	(15,255)
Non-cash items	—	4,841	—	4,841
Effect of change in exchange rates	197	—	(44)	153
Ending balance, September 30, 2012	$18,515	$—	$3,246	$21,761

Asset impairments are determined at the asset group level. During the nine months ended September 30, 2012, we adjusted the estimated impairment of certain assets and recognized gains on the sale of various asset groups. As part of the sale of a non-core business in Europe, $675,000 of goodwill was allocated to the business and charged to asset impairment restructuring expense during the three months ended September 30, 2012. In addition, during the third quarter of 2012, we corrected an overstatement of $5.4 million in restructuring expense, originally recognized during the year ended December 31, 2011, for the goodwill allocated to a non-core business in North America that was sold in May 2012. See Note 5 for additional information related to the goodwill impairment correction.

The current and long-term portions of the restructuring related liability balance as of September 30, 2012 were $19.2 million and $2.6 million, which are classified within other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

There were no significant long-lived assets that were recorded at fair value at September 30, 2012 and 2011, respectively.

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$25,085	$(80,794)	$940	$43,162
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,332)	3,360	(2,697)	3,054
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	645	—	(14,278)
Net hedging (gain) loss reclassified into net income	—	(277)	—	4,200
Pension plan benefits liability adjustment	(4)	32	34	(713)
Total other comprehensive income (loss), before tax	23,749	(77,034)	(1,723)	35,425

Tax (provision) benefit
Foreign currency translation adjustment	(558)	611	(243)	199
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	504	(1,274)	1,020	(1,132)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(237)	—	5,424
Net hedging (gain) loss reclassified into net income	—	101	—	(1,602)
Pension plan benefits liability adjustment	(1)	(10)	6	207
Total other comprehensive income (loss) tax (provision) benefit	(55)	(809)	783	3,096

Net-of-tax amount
Foreign currency translation adjustment	24,527	(80,183)	697	43,361
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(828)	2,086	(1,677)	1,922
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	408	—	(8,854)
Net hedging (gain) loss reclassified into net income	—	(176)	—	2,598
Pension plan benefits liability adjustment	(5)	22	40	(506)
Total other comprehensive income (loss), net of tax	$23,694	$(77,843)	$(940)	$38,521

Accumulated other comprehensive loss, net of tax, was $38.1 million at September 30, 2012 and $37.2 million at December 31, 2011. These amounts include adjustments for foreign currency translation, the unrealized gain (loss) on our hedging instruments, the hedging gain (loss), and the pension liability adjustment as indicated above.

Note 14:    Fair Values of Financial Instruments

The fair values at September 30, 2012 and December 31, 2011 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$91,474	$91,474	$133,086	$133,086
Foreign exchange forwards	57	57	241	241

Liabilities
2011 credit facility
USD denominated term loan	$281,250	$278,963	$292,502	$296,856
Multicurrency revolving line of credit	140,000	138,676	160,000	163,269
Foreign exchange forwards	103	103	222	222
Interest rate swaps	2,697	2,697	—	—

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
Note 15:    Segment Information

As part of the global reorganization we announced in the first quarter of 2011, Itron is now managed and reports under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three and nine months ended September 30, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues
Energy	$377,489	$483,748	$1,259,834	$1,389,979
Water	126,574	131,807	395,009	401,668
Total Company	$504,063	$615,555	$1,654,843	$1,791,647

Gross profit
Energy	$125,503	$144,120	$409,057	$426,457
Water	46,294	32,876	142,590	127,468
Total Company	$171,797	$176,996	$551,647	$553,925

Operating income (loss)
Energy	$30,978	$(166,197)	$116,211	$(77,566)
Water	22,293	(321,191)	49,896	(290,582)
Corporate unallocated	(7,304)	(9,864)	(34,456)	(30,930)
Total Company	45,967	(497,252)	131,651	(399,078)
Total other income (expense)	(3,523)	(12,043)	(11,151)	(38,041)
Income (loss) before income taxes	$42,444	$(509,295)	$120,500	$(437,119)

One customer represented 10% of total Company revenues for the nine months ended September 30, 2012, while no customer represented more than 10% of total Company revenues during the three months ended September 30, 2012 and during the three and nine months ended September 30, 2011. One customer represented 11% and 13% of the Energy operating segment revenues in the three and nine months ended September 30, 2012, respectively, and one customer represented 10% and 11% of the Energy operating segment revenues in the three and nine months ended September 30, 2011, respectively. No single customer represented more than 10% of the Water operating segment revenues for the three and nine months ended September 30, 2012 and 2011.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
United States and Canada	$224,956	$292,322	$802,542	$852,715
Europe, Middle East, and Africa	211,195	227,884	648,050	702,296
Other	67,912	95,349	204,251	236,636
Total revenues	$504,063	$615,555	$1,654,843	$1,791,647

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Energy	$20,452	$24,246	$61,596	$72,169
Water	7,116	8,368	20,211	24,742
Corporate Unallocated	17	6	49	8
Total Company	$27,585	$32,620	$81,856	$96,919
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

The preliminary purchase price for SmartSynch was $77.7 million in cash (net of $6.8 million of cash and cash equivalents acquired). The purchase price is subject to a working capital adjustment, which is expected to be finalized in the fourth quarter of 2012. The announced purchase price of $100 million included employee retention payments and change in control fees. Although these payments were settled at closing, in accordance with GAAP they are considered assumed liabilities.

We have made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to collect information to determine the fair values of certain accrued liabilities associated with specific contracts and income taxes, which would affect goodwill. As a result, the fair values of these assets and liabilities are provisional until we are able to complete our assessment. The following reflects our preliminary allocation of purchase price as of the acquisition date, May 1, 2012:

Fair Value
(in thousands)
Current assets(1)	$12,412
Property, plant, and equipment	1,653
Intangible assets	43,400
Goodwill	46,881
Total assets acquired	104,346

Current liabilities	26,143
Long-term liabilities	465
Total liabilities assumed	26,608

Total net assets acquired	$77,738

(1)	Current assets include the fair value of accounts receivable of $6.1 million, which equals its contractual balance as it is considered fully collectible.

Intangible assets acquired were as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Core-developed technology	$15,100	7
Customer contracts and relationships	8,900	11
Total identified intangible assets subject to amortization	24,000	8
In-process research and development	19,400
Total identified intangible assets	$43,400

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

IPR&D assets acquired represent the fair value of SmartSynch research and development projects that had not yet reached technological feasibility and consist primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. These projects are expected to be completed in the next 12 months. Incremental costs to be incurred for these projects, currently estimated at $2.3 million, will be expensed as incurred in product development operating expenses. Once the projects are completed, they will be amortized over the expected life of the technology, which is expected to be seven years.

Goodwill of $46.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SmartSynch, as well as certain intangible assets that do not qualify for separate recognition. Based on synergies expected to be realized by the Electricity and Gas reporting units within the Energy operating segment, $37.3 million was assigned to the Electricity reporting unit and $9.6 million was assigned to the Gas reporting unit. The entire goodwill balance is expected to be deductible for income tax purposes.

Itron's acquisition related expenses of $44,000 and $3.0 million were recognized during the three and nine months ended September 30, 2012 and are included in general and administrative expenses.

The following table presents the revenues and net income (loss) from SmartSynch's operations that are included in our consolidated statements of operations:

	July 1, 2012 - September 30, 2012	May 1, 2012 - September 30, 2012
	(in thousands)
Revenues	$7,910	$11,885
Net income (loss)	(3,808)	(6,579)

The following supplemental pro forma results are based on the individual historical results of Itron and SmartSynch, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$504,063	$627,237	$1,665,897	$1,811,413
Net income (loss)	35,273	(519,943)	87,220	(463,944)

The significant nonrecurring adjustments, net of the estimated tax impact, include the following:

•
Elimination from the supplemental pro forma net income of acquisition-related expenses incurred by SmartSynch prior to the acquisition and by Itron pre- and post-acquisition totaling $5.1 million for the nine months ended September 30, 2012.

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.
Note 17:    Subsequent Events

Stock Repurchases
Subsequent to September 30, 2012, we repurchased 157,772 shares of our common stock, including 23,671 shares executed during September 2012 but settled in October 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $42.73.

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

As part of our global reorganization that was announced in the first quarter of 2011, we now manage and report under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations and financial and operational management systems, was completed in the first quarter of 2012. Therefore, financial reporting as of and for the three and nine months ended September 30, 2012 is based on the new operating segments, Energy and Water. Prior period segment information has been recast to reflect our new operating segments.

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

Overview

Revenues for the three and nine months ended September 30, 2012 were $504 million and $1.7 billion, compared with $616 million and $1.8 billion for the same periods last year. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $35 million and $83 million for the three and nine months ended September 30, 2012. Excluding the foreign currency translation impact, revenues decreased during these same periods in 2012 due to our five largest OpenWay projects in North America nearing completion, lower gas module shipments in North America, and lower Energy product shipments in Asia/Pacific, the combination of which was partially offset by an increase in Water revenue. Gross margin for the third quarter of 2012 was 34.1%, compared with a gross margin of 28.8% for the same period last year. Gross margin for the nine months ended September 30, 2012 was 33.3% compared with a gross margin of 30.9% for the corresponding period in 2011. Reduced warranty costs accounted for gross margin improvement of 5.4 percentage points for the quarter and 1.9 percentage points for the nine month period in 2012.

For the three and nine months ended September 30, 2012, we had tax provisions of 15.4% and 22.2%, based on a percentage of income before tax, as compared with tax provisions of 1.2% and 3.6%, based on a percentage of loss before income tax, for the same periods in 2011. The three and nine months ended September 30, 2012 included minimal discrete tax benefits, while the same periods in 2011 included the impact of the goodwill impairment of $540 million, which was not deductible for income tax purposes.

Total backlog was $1.1 billion and twelve-month backlog was $592 million at September 30, 2012.

On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first. During the nine months ended September 30, 2012, we repurchased 1,044,105 shares of our common stock for $40.7 million. Since the inception of the repurchase program and through September 30, 2012, we have repurchased 1,867,454 shares for $70.1 million.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenues	$504,063	$615,555	(18)%	$1,654,843	$1,791,647	(8)%
Gross Profit	$171,797	$176,996	(3)%	$551,647	$553,925	—%
Gross Margin	34.1%	28.8%		33.3%	30.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues by Region
United States and Canada (North America)	$224,956	$292,322	$802,542	$852,715
Europe, Middle East, and Africa (EMEA)	211,195	227,884	648,050	702,296
Other	67,912	95,349	204,251	236,636
Total revenues	$504,063	$615,555	$1,654,843	$1,791,647

Revenues
Revenues decreased $111.5 million and $136.8 million, or 18% and 8%, for the three and nine months ended September 30, 2012, compared with the same periods last year. The net translation effect of our operations denominated in foreign currencies resulted in an unfavorable impact to revenues of $35.5 million and $83.1 million for the three and nine months ended September 30, 2012, compared with the same periods in 2011. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

One customer, BC Hydro and Power Authority, accounted for 10% of total Company revenues during the nine months ended September 30, 2012, while no single customer accounted for more than 10% of total revenues for the three months ended September 30, 2012 and during the three and nine months ended September 30, 2011. Our 10 largest customers accounted for 25% and 29% of total revenues for the three and nine months ended September 30, 2012, and 35% and 31% for the three and nine months ended

September 30, 2011, respectively.

Gross Margins
Gross margin for the third quarter of 2012 was 34.1%, compared with a gross margin of 28.8% for the same period last year. For the first nine months of 2012, gross margin was 33.3% compared with 30.9% in the same period in 2011. Gross margin improved over the prior year for the quarter and nine months primarily due to lower warranty costs, which positively impacted gross margin by 5.4 percentage points in the quarter and 1.9 percentage points in the nine month period. In addition, gross margin for the nine months ended September 30, 2012 improved as a result of favorable product mix and lower manufacturing costs in both the Energy and Water segments. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

Advanced and smart meter communication modules can be sold separately from the meter. A summary of our total electricity, gas, water & heat meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(units in thousands)
Meters
Standard	4,110	4,910	13,610	14,850
Advanced and smart	1,700	2,380	6,110	6,310
Total meters	5,810	7,290	19,720	21,160

Stand-alone communication modules
Advanced and smart	1,500	1,560	5,050	4,840

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	% Change		2012	2011	% Change
Segment Revenues	(in thousands)				(in thousands)
Energy
Electricity	$226,552	$313,728	(28)%		$794,496	$880,529	(10)%
Gas	150,937	170,020	(11)%		465,338	509,450	(9)%
Total Energy	377,489	483,748	(22)%		1,259,834	1,389,979	(9)%
Water	126,574	131,807	(4)%		395,009	401,668	(2)%
Total revenues	$504,063	$615,555	(18)%		$1,654,843	$1,791,647	(8)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$125,503	33.2%	$144,120	29.8%	$409,057	32.5%	$426,457	30.7%
Water	46,294	36.6%	32,876	24.9%	142,590	36.1%	127,468	31.7%
Total gross profit and margin	$171,797	34.1%	$176,996	28.8%	$551,647	33.3%	$553,925	30.9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$30,978	8%	$(166,197)	(34)%	$116,211	9%	$(77,566)	(6)%
Water	22,293	18%	(321,191)	(244)%	49,896	13%	(290,582)	(72)%
Corporate unallocated	(7,304)		(9,864)		(34,456)		(30,930)
Total Company	$45,967	9%	$(497,252)	(81)%	$131,651	8%	$(399,078)	(22)%

Energy:

Revenues - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Electricity revenues decreased $87.2 million, or 28%, for the three months ended September 30, 2012, compared with the same period last year. Revenues in 2012 were lower primarily driven by $75.8 million in scheduled decreases in our five largest OpenWay projects in North America, by decreased product shipments in Asia-Pacific of $15 million, and by $13.3 million for the currency translation effect of our operations denominated in foreign currencies. These decreases were partially offset by $8 million in increased product shipments in EMEA.

Gas revenues decreased $19.1 million, or 11%, for the three months ended September 30, 2012, compared with the same period last year, primarily as the result of $8.4 million in lower shipments of smart gas communication modules in North America, due to normal period-to-period fluctuations in the timing of customer projects, and $10.5 million for the translation effect of our operations denominated in foreign currencies.

One customer represented 11% and 10% of the Energy operating segment revenues in the three months ended September 30, 2012 and 2011.

Revenues - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
Electricity revenues for the first nine months of 2012 were lower by $86.0 million, or 10%, when compared with the same period in 2011. In 2012, OpenWay project revenues shipments in North America decreased by $60.2 million from the same period in 2011. Our 2012 revenues were unfavorably impacted by lower revenues in Latin America and Asia-Pacific and also by $30.9 million related to the translation effect of our operations denominated in foreign currencies. These decreases were partially offset by an increase in Electricity professional services in EMEA.

Gas revenues decreased $44.1 million, or 9%, for the nine months ended September 30, 2012, compared with the same period last year, primarily due to $7.5 million in lower OpenWay project revenues in North America resulting from the completion of a large OpenWay project during 2011, lower product shipments in EMEA, and $25.3 million for the currency translation effect of our operations denominated in foreign currencies.

One customer represented 13% and 11% of the Energy operating segment revenues in the nine months ended September 30, 2012 and 2011.

Gross Margin - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Gross margin was 33.2% for the three months ended September 30, 2012, compared with a gross margin of 29.8% for the same period last year. During the third quarter of 2012, gross margin was positively impacted by $14.5 million of lower warranty expense when compared with the same period in 2011, and reduced product costs as a result of our restructuring and global procurement projects, which were initiated in the fourth quarter of 2011. Warranty expense in the third quarter of 2012 was favorably impacted by $2.7 million for reductions in warranty reserves based on updated cost estimates.

Gross Margin - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
Gross margin was 32.5% for the nine months ended September 30, 2012, compared with a gross margin of 30.7% for the corresponding period in 2011. Gross margin was positively impacted by $18.3 million of lower warranty expense when compared with the nine months ended September 30, 2011, product mix, and reduced costs as a result of our restructuring and global procurement projects, which were initiated in the fourth quarter of 2011. Warranty expense in the first nine months of 2012 was favorably impacted by a $5.0 million adjustment, which reduced a warranty reserve originally recorded in 2011, as a result of lower than estimated replacements. Warranty expense in 2011 was negatively impacted by a $7.7 million charge related to certain products in Brazil and $8.3 million due to corrective actions for specific customers in North America, which were partially offset by an $8.6 million insurance recovery associated with product claims in Sweden in 2010.

Operating Expenses - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Energy operating expenses decreased $215.8 million, or 69.5%, for the three months ended September 30, 2012, compared with the same period last year, primarily due to the goodwill impairment of $216.1 million recognized in 2011, favorable foreign currency translation impact of $5.9 million, and scheduled decreases in amortization of intangible assets. These decreases were offset by increased sales and marketing costs and product development costs for the development of new and enhanced products. Apart from the goodwill impairment and restructuring, operating expenses as a percentage of revenues were 25% for the three months ended September 30, 2012, compared with 19% for the same period last year. Itron Cellular Solutions, formerly SmartSynch, contributed $5.5 million of operating expenses during the third quarter of 2012.

Operating Expenses - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
For the first nine months of 2012, Energy operating expenses decreased $211.2 million, or 42%, compared with 2011, primarily due to the goodwill impairment of $216.1 million recognized in 2011, favorable foreign currency translation impact of $13.6 million during the nine months ended September 30, 2012, and scheduled decreases in amortization of intangible assets. These decreases were offset by increased sales and marketing and product development costs for development of new and enhanced products and $1.7 million in increased restructuring expenses. Operating expenses, excluding the goodwill impairment and restructuring, as a percentage of revenues were 23% for the nine months ended September 30, 2012, compared with 21% for the same period last year. Itron Cellular Solutions contributed $10.2 million of operating expenses since the acquisition on May 1, 2012.

Water:

Revenues - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Revenues decreased $5.2 million, or 4%, for the three months ended September 30, 2012, compared with the same period last year. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the third quarter of 2012, as compared with the third quarter of 2011, revenues increased 5%. The increase was driven primarily by higher communication module shipments in North America, as well as increased product shipments in EMEA and Asia-Pacific.

No single customer represented more than 10% of the Water operating segment revenues in the three months ended September 30, 2012 and 2011.

Revenues - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
Water revenues decreased $6.7 million, or 2%, for the nine months ended September 30, 2012, compared with the same period last year. The translation effect of foreign currencies to the U.S. dollar had an unfavorable impact of $26.9 million in the first nine months of 2012. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the nine months ended September 30, 2012, revenue increased 5%. Sales increased in all regions with higher shipments of communication modules in North America and meters and systems in all other regions.

No single customer represented more than 10% of the Water operating segment revenues in the nine months ended September 30, 2012 and 2011.

Gross Margin - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Water gross margin increased to 36.6% for the three months ended September 30, 2012, compared with a gross margin of 24.9% for the same period last year, primarily as a result of $12.6 million in increased warranty costs in 2011 associated with a vendor-supplied component and a more favorable product mix in 2012.

Gross Margin - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
For the first nine months of 2012, gross margin increased to 36.1% from 31.7% in the same period in 2011, primarily as a result of $12.6 million in increased warranty costs in 2011 associated with a vendor-supplied component. Gross margin for the first three quarters of 2012 was also favorably impacted by product mix and manufacturing efficiencies.

Operating Expenses - Three months ended September 30, 2012 vs. Three months ended September 30, 2011
Operating expenses for the three months ended September 30, 2012 decreased by $330.1 million over the third quarter of 2011. This decrease was the result of a goodwill impairment of $324.3 million recognized in 2011 and a recovery of $5.4 million in restructuring expense related to the goodwill allocated to a non-core business which was sold during the second quarter of 2012. Increases in sales and marketing and product development costs for smart and advanced meter products were partially offset by scheduled decreases in amortization of intangible assets and $2.8 million for the favorable foreign currency translation impact of the stronger U.S. dollar. Operating expenses, excluding goodwill impairment and restructuring expense, as a percentage of revenue, were 23% for the three months ended September 30, 2012 and 2011.

Operating Expenses - Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
Operating expenses decreased $325.4 million for the nine months ended September 30, 2012 compared with the same period in 2011. The significant decrease was the result of a goodwill impairment of $324.3 million in 2011. In 2012, increases in sales and marketing and product development costs for smart and advanced meter products were largely offset by scheduled decreases in amortization of intangible assets and $6.6 million for the favorable foreign currency translation impact of the stronger U.S. dollar. Excluding goodwill impairment and restructuring, operating expenses, as a percentage of revenue, were 24% and 23% for the nine months ended September 30, 2012 and 2011, respectively.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased $2.6 million in the three months ended September 30, 2012, compared with the same period last year, due to lower corporate marketing and IT related spending. Corporate unallocated expenses increased by $3.5 million for the nine months ended September 30, 2012, compared with 2011. The increases were primarily due to acquisition related expenses for the SmartSynch acquisition of $3.0 million for the nine months ended September 30, 2012. In addition, we incurred approximately $3.4 million during the first nine months of 2012 for management training and development costs in connection with the implementation of our new organization and for preliminary planning costs, prior to application development, for our global enterprise resource planning (ERP) software initiative, which commenced in the third quarter of 2012. These increases in operating expenses were partially offset by lower corporate marketing and IT related spending.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2012	$459	$1,079	$592
June 30, 2012	447	1,122	637
March 31, 2012	488	1,221	760
December 31, 2011	515	1,296	766
September 30, 2011	441	1,439	901

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Energy	Water
	(in millions)
September 30, 2012	$459	$341	$118
June 30, 2012	447	330	117
March 31, 2012	488	341	147
December 31, 2011	515	400	115
September 30, 2011	441	317	124

Upon the closing of the SmartSynch acquisition on May 1, 2012, $60 million was added to total backlog during the second quarter of 2012. However, it was not included in total bookings for that period.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$44,913	9%	$44,870	7%	$145,616	9%	$138,019	8%
Product development	43,299	9%	38,377	6%	134,295	8%	119,147	7%
General and administrative	30,743	6%	33,492	5%	100,763	6%	104,627	6%
Amortization of intangible assets	11,929	2%	16,013	3%	35,867	2%	47,807	3%
Restructuring	(5,054)	(1)%	1,096	—%	3,455	—%	3,003	—%
Goodwill impairment	—	—%	540,400	88%	—	—%	540,400	30%
Total operating expenses	$125,830	25%	$674,248	110%	$419,996	25%	$953,003	53%

Operating expenses decreased $548.4 million and $533.0 million for the three and nine months ended September 30, 2012, compared with the same periods last year, primarily due to the absence of goodwill impairment in 2012 compared with $540.4 million of goodwill impairment recognized during the three and nine months ended September 30, 2011. In addition, there was a scheduled decrease in amortization of intangible assets of $4.1 and $11.9 million and a favorable impact from foreign currency translation of $47.6 million and $59.1 million for the three and nine months ended September 30, 2012. These decreases were partially offset by increased sales and marketing and product development costs for development of new and enhanced products, acquisition related expenses for the SmartSynch acquisition of $44,000 and $3.0 million for the three and nine months ended September 30, 2012. In addition, we incurred approximately $616,000 and $3.4 million during the three and nine months ended September 30, 2012 for management training and development costs in connection with the implementation of our new organization and for preliminary planning costs, prior to application development, for our global ERP software initiative which commenced in the third quarter of 2012.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$297	$155	$667	$631
Interest expense	(2,138)	(7,696)	(6,418)	(28,965)
Amortization of prepaid debt fees	(413)	(3,100)	(1,176)	(5,365)
Other income (expense), net	(1,269)	(1,402)	(4,224)	(4,342)
Total other income (expense)	$(3,523)	$(12,043)	$(11,151)	$(38,041)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense continues to decline each period as a result of our declining principal balance of outstanding debt and lower interest rates on our 2011 credit facility, when compared with the interest rates on the 2007 credit facility, which was outstanding during the first seven months of 2011. Total debt was $421.3 million and $496.3 million at September 30, 2012 and September 30, 2011, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and nine months ended September 30, 2012 decreased from the same periods last year due to a lower balance of capitalized prepaid debt fees, combined with a $2.4 million write-off of unamortized prepaid debt fees associated with the payoff of the 2007 credit facility in August 2011. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in a currency other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $1.2 million and $2.7 million for the three and nine months ended September 30, 2012, compared with net foreign currency losses of $1.1 million and $3.0 million in the same periods in 2011.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating activities	$137,003	$153,801
Investing activities	(110,147)	(59,800)
Financing activities	(68,516)	(136,111)
Effect of exchange rates on cash and cash equivalents	48	2,147
Decrease in cash and cash equivalents	$(41,612)	$(39,963)

Cash and cash equivalents was $91.5 million at September 30, 2012, compared with $133.1 million at December 31, 2011.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2012 was $16.8 million lower, compared with the same period in 2011, primarily due to a smaller increase in working capital and a reduction of the warranty reserves through higher claims activity during the nine months ended September 30, 2012.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2012 was $50.3 million higher, compared with the same period in 2011. The increase in cash used in investing activities in 2012 is primarily due to the SmartSynch acquisition, offset by a decrease in acquisitions of property, plant, and equipment, compared with the same period in 2011. Refer to Item 1: "Financial Statements, Note 16: Business Combinations" for additional information regarding the acquisition of SmartSynch.

Financing activities
Net cash used in financing activities during the nine months ended September 30, 2012 was $67.6 million lower, compared with the same period in 2011. During the nine months ended September 30, 2012, we drew $70 million from our multicurrency revolving line of credit for the SmartSynch acquisition. Repayments on borrowings net of draws for the first nine months of 2012 were $31.2 million, compared with $134.3 million during the same period in 2011. The reduction in net repayments was partially offset by the repurchase of $40.7 million of our common stock during the first nine months of 2012 under the share repurchase program authorized by the Board of Directors on October 24, 2011. Refer to Part II Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2012 was an increase of $48,000, compared with an increase of $2.1 million for the same period in 2011.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2012 and December 31, 2011 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $353.1 million at September 30, 2012, compared with $329.6 million at December 31, 2011.

Borrowings
In August 2011, we entered into a senior secured credit facility (the 2011 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million.

At September 30, 2012, $140.0 million was outstanding under the revolver, and $49.4 million was utilized by outstanding standby letters of credit, resulting in $470.6 million available for additional borrowings.

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

Share Repurchase
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock through October 23, 2012. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the nine months ended September 30, 2012, we repurchased $40.7 million of our common stock, which represents 1,044,105 shares. As of September 30, 2012, we have repurchased $70.1 million in shares of our common stock, with $29.9 million remaining under the repurchase program. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

Total expected costs decreased by approximately $7.9 million to $81.1 million during the third quarter, primarily the result of gains on the dispositions of fixed assets and a correction to the amount of goodwill allocated to one of our non-core businesses sold as part of the restructuring process. In addition, expected severance costs were reduced as the result of certain employees in positions that were eliminated under the restructuring plan filling vacant positions within the Company. For further details regarding the correction of the goodwill impairment, refer to Item 1: “Financial Statements, Note 5: Goodwill”. A substantial portion of the total expected charges was recognized in the fourth quarter of 2011, and $21.8 million was accrued at September 30, 2012, of which $19.2 million is expected to be paid over the next 12 months. As a result of our restructuring activities, we anticipate annualized savings in 2012 of approximately $15 million. We expect to achieve annualized cost savings of approximately $30 million by the end of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring”.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections we expect to pay approximately $18.9 million in U.S. federal and state taxes and $23.4 million in local and foreign taxes in 2012. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes”.

As of September 30, 2012, there was $35.1 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated, if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $16.2 million of our consolidated cash balance at September 30, 2012 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on Itron to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2012 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans”.

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2012 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data is available. As actual experience becomes available, it is used to modify the original estimate to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

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

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management’s control. The most sensitive and critical factors are the projection, source, and character of future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

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

As a result of the SmartSynch acquisition and based on the preliminary purchase price allocation, we recognized $46.9 million in goodwill. Based on synergies expected to be realized by the Electricity and Gas reporting units within the Energy operating segment, $37.3 million was assigned to the Electricity reporting unit and $9.6 million was assigned to the Gas reporting unit.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2012, we accrued $3.7 million and $15.6 million for such awards, compared with $3.7 million and $19.3 million in the same periods in 2011. Awards are typically distributed in the first quarter of the following year.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2012. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2012 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2012.

	2012	2013	2014	2015	2016	Total
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$3,750	$18,750	$26,250	$30,000	$202,500	$281,250
Average interest rate	1.49%	1.48%	1.60%	1.84%	2.17%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$140,000	$140,000
Average interest rate	1.49%	1.48%	1.60%	1.84%	2.17%

Interest rate swap on LIBOR based debt
Average interest rate (Pay)		1.00%	1.00%	1.00%	1.00%
Average interest rate (Receive)		0.26%	0.35%	0.59%	0.92%
Net/Spread		(0.74)%	(0.65)%	(0.41)%	(0.08)%

Based on a sensitivity analysis as of September 30, 2012, we estimate that, if market interest rates average one percentage point higher in 2012 than in the table above, our financial results in 2012 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future (refer to Item 1: "Financial Statements, Note 7: Derivative Financial Instruments").

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 62% and 58% of total revenues for the three and nine months ended September 30, 2012, respectively, compared with 56% for the same periods in 2011.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 429 contracts were entered into during the nine months ended September 30, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At September 30, 2012, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. We are in the process of upgrading our global enterprise resource planning software systems. During the three months ended September 30, 2012, Management continued to update the design and documentation of internal control processes to supplement and complement existing internal controls and procedures relating to the implementation of an Oracle suite of financial applications for financial consolidations and management reporting during the first quarter of 2012. The implementation of these new applications resulted in changes to our internal controls over financial reporting. Management will continue to monitor, evaluate, and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the third quarter of 2012.

Item 1A:	Risk Factors
There were no material changes to risk factors during the third quarter of 2012 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 17, 2012.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 through July 31	112,061	$41.31	112,061	$39,967
August 1 through August 31	125,010	43.89	125,010	34,480
September 1 through September 30	105,344	43.74	105,344	29,873
Total	342,415	$43.00	342,415

(1)
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to September 30, 2012, we repurchased 157,772 shares of our common stock, including 23,671 shares executed during September 2012 but settled in October 2012, under the stock repurchase program authorized by the Board of Directors on October 24, 2011. The average price paid per share was $42.73.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2012 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Unit (RSU) Award Notice and Agreement for All Participants (excluding France) for use in connection with the Company's 2010 Stock Incentive Plan

10.2	Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company's 2010 Stock Incentive Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

November 5, 2012	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer