Form 10-K
period 2012-12-31
ITRON INC /WA/
filed 2013-02-22
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $1,616,930,208.
As of January 31, 2013 there were outstanding 39,301,339 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 3, 2013.

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
General
Itron is a technology company and one of the leading global suppliers of a broad range of standard, advanced, and smart meters and meter communication systems, including networks and communication modules, software, and services. Our communications network platform supports robust and standards-based internet protocol, power-line-carrier, and cellular networks supporting multiple protocols according to our customers' needs around the world. Our software provides mobile and networked meter reading, customer care, billing, distribution design and analysis, forecasting, and load research. Our wide range of services include delivery solutions and managed services on-site or through private cloud solutions.
We were incorporated in 1977 with a focus on meter reading technology. In 2004, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA (Actaris).
The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for specific segment results.
Our Business
We offer solutions that enable energy utilities to build smart grids to manage assets, secure revenue, lower operational costs, improve customer service, and enable demand response. Our solutions include standard meters and next-generation advanced and smart metering products, systems, and services, which ultimately empower and benefit consumers.
We supply comprehensive solutions to address the unique challenges facing the water industry, including increasing customer demand and resource scarcity. We offer a complete product portfolio for applications in the residential and commercial industrial markets for water and heat.
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

Advanced Metering Systems and Technology
Advanced metering uses a one-way communication module embedded in or attached to the meter to collect and store meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks. This allows utilities to collect meter data for billing systems and analyze the data for more efficient resource management and operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and technology. Communication technologies can vary by region and country and include telephone, RF (radio frequency), cellular, PLC (power line carrier), and Ethernet devices.
Smart Metering Systems and Technology
Smart meters have two-way communication capability to automatically and regularly collect and transmit meter data to support various applications beyond monthly billings. Our smart metering solutions have substantially more features and functions than our advanced metering systems and technology. Smart meters are capable of collecting and storing interval data, remotely connecting and disconnecting, sending detailed information, receiving commands, and may interface with other devices, such as in-home displays, smart thermostats and appliances, home area networks, and advanced control systems.
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

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2012	$1,861	$1,035	$568
December 31, 2011	2,120	1,296	766
December 31, 2010	2,396	1,620	913

Information on bookings by our operating segments is as follows:

Year Ended	Total Bookings	Energy	Water
	(in millions)
December 31, 2012	$1,861	$1,357	$504
December 31, 2011	2,120	1,610	510
December 31, 2010	2,396	1,866	530

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under two operating segments, Energy and Water. The transition to the new organizational structure, including changes to operations, as well as financial and management systems, was completed in the first quarter of 2012. The segment discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and our consolidated financial statements have been revised to reflect our new operating segments. Refer to Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements and Supplementary Data," both of which are included in this Annual Report on Form 10-K.

The Energy operating segment includes our global electricity and gas products, while the Water operating segment includes our global water and heat products.

Sales and Distribution
We use a combination of direct and indirect sales channels in both operating segments. A direct sales force is utilized for the largest electric, natural gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, sales representatives, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2012 and 2011. One customer, Southern California Edison, in our Energy operating segment, represented 11% of total company revenues for the year ended December 31, 2010. Our 10 largest customers in each of the years ended December 31, 2012, 2011, and 2010, accounted for approximately 27%, 33%, and 34% of total revenues, respectively.
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
Product Development
Our product development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water, and heat meters, data collection software, communication technologies, data warehousing, and knowledge application solutions. We spent approximately $179 million, $161 million, and $139 million on product development in 2012, 2011, and 2010, which represented 8%, 7%, and 6% of total revenues, respectively.
Workforce
As of December 31, 2012, we had approximately 8,500 people in our workforce, including permanent and temporary employees and contractors. We have not experienced significant work stoppages and consider our employee relations to be good.
Competition
We provide a broad portfolio of products, systems, and services to electric, gas and water utility customers globally and, consequently, operate within a large and complex competitive landscape. Some of our competitors have diversified product portfolios and operate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India that have significant market shares for standard meter sales in their respective home/regional markets. Some of our competitors are part of multinational conglomerates. Our primary competitors for each operating segment are discussed below. We believe that our competitive advantage is based on our in-depth knowledge of the utility industry, our capacity to innovate, our ability to address customer concerns by providing complete end-to-end integrated solutions (including metering, network communications, data collection systems, meter data management software, and other metering software applications), our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Energy
We are among the leading global suppliers of electricity and gas metering products, including standard meters, communication and network technologies, and other advanced and smart metering systems and technologies.

Within the electricity business line, our primary global competitors include Landis+Gyr (Toshiba) and Elster (Melrose PLC). Other major competitors for electricity products include Sensus (The Resolute Fund, L.P.) in the North America market, GE Energy (General Electric Company) in the North America and Asia Pacific (APAC) markets, and Echelon in the Europe, Middle East and Africa (EMEA) market. Each of these companies offer some form of advanced/smart meter technologies as well as standard meters. In addition, we compete with companies that specialize in communication and network technologies that are used with third-party standard meters, including Aclara (ESCO Technologies), Silver Spring Networks, and Trilliant.

Our primary global competitors for gas products include Elster, Sensus, and Landis+Gyr. For gas meter communication modules, we also compete with Aclara primarily in North America.

Water
We are one of the leading global suppliers of standard and advanced water meters and communication modules. Our primary competitors include Elster, Sensus, Diehl Metering (Diehl Stifung & Co. KG), Neptune Technologies (Roper Industries), and Badger. Each of these companies offers some form of advanced meter technologies and operates in various major world markets, except for Badger and Neptune Technologies, which primarily operate in North America. For water meter communication modules, we also compete with Aclara.
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

MANAGEMENT

Set forth below are the names, ages, and titles of our executive officers as of February 21, 2013.

Name	Age	Position
Philip C. Mezey	53	President and Chief Executive Officer
Steven M. Helmbrecht	50	Sr. Vice President and Chief Financial Officer
John W. Holleran	58	Executive Vice President and Chief Operating Officer
Marcel Regnier	55	President and Chief Operating Officer, Water
Jared P. Serff	45	Vice President, Competitive Resources
Russell E. Vanos	56	Sr. Vice President, Strategy and Business Development
Shannon M. Votava	52	Vice President, General Counsel and Corporate Secretary

Philip C. Mezey is President and Chief Executive Officer, and a member of our Board of Directors. Mr. Mezey was appointed to his current position and to the Board of Directors effective January 1, 2013. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group as part of Itron’s acquisition of Silicon Energy Corp. Mr. Mezey was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005, Mr. Mezey became Sr. Vice President, Software Solutions, and in 2007 Mr. Mezey became Sr. Vice President and Chief Operating Officer, Itron North America. Mostly recently, Mr. Mezey served as President and Chief Operating Officer, Energy from March 2011 through December 2012.

Steven M. Helmbrecht is Sr. Vice President and Chief Financial Officer. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International, and was named Sr. Vice President and Chief Financial Officer in 2005. Previously, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation, which was acquired by Itron in 2002.

John W. Holleran is Executive Vice President and Chief Operating Officer, effective January 1, 2013. Mr. Holleran joined Itron in January 2007 as Sr. Vice President, General Counsel, and Corporate Secretary. Beginning in January 2012, Mr. Holleran served as Itron's Sr. Vice President, Special Projects, and Corporate Secretary.

Marcel Regnier is President and Chief Operating Officer, Water. Mr. Regnier joined Itron in April 2007 as part of our acquisition of Actaris. Mr. Regnier served as Managing Director of Actaris' water and heat business unit from 2001, when Actaris was created as a result of the reorganization of Schlumberger’s operations, until April 2008, when he was promoted to Sr. Vice President and Chief Operating Officer, Itron International. In March 2011, Mr. Regnier was promoted to his current position.

Jared P. Serff is Vice President, Competitive Resources. Mr. Serff joined Itron in July 2004 upon our acquisition of Schlumberger’s electricity metering business. Mr. Serff spent six years with Schlumberger, the last four of which as Director of Human Resources with Schlumberger’s electricity metering business where he was in charge of personnel for all locations in Canada, Mexico, France, Taiwan, and the United States.

Russell E. Vanos is Sr. Vice President, Strategy and Business Development, effective January 1, 2013. Mr. Vanos joined Itron in 1980 and since then has held various positions in sales, marketing, and operations. Most recently Mr. Vanos served as Vice President, Global Smart Grid Solutions and Business Development from November 2011 through December 2012. Prior to this role Mr. Vanos served as Vice President and General Manager, Sales and Marketing from January 2011 to November 2011 and as Vice President, Marketing from January 2007 through December 2010.

Shannon M. Votava is Vice President, General Counsel and Corporate Secretary. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to Vice President and General Counsel on January 1, 2012, and she assumed the responsibilities of Corporate Secretary on January 1, 2013. Before joining Itron, Ms. Votava was Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010 and General Counsel at Honeywell Electronic Materials, Inc. from 2003 to October 2008.

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

Historically, our revenues have been concentrated with a limited number of customers, which change over time. Our largest single customer represented 8% of total revenues for the year ended December 31, 2012. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues, or acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on our financial and operating results. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

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

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including those risks and events included throughout this section. Additional factors that may cause the price of our common stock to decline include:

•	a higher proportion of products sold with fewer features and functionality, resulting in lower revenues and gross margins;

•	a shift in sales channel mix, which could impact the revenue received and commissions paid;

•	a decrease in sales volumes, which could result in lower gross margins as driven by lower absorption of manufacturing costs

•	a change in accounting standards or practices that may impact us to a greater degree than other companies due to our product mix, which would impact revenue recognition, or our borrowing structure;

•	a change in existing taxation rules or practices due to our specific operating structure that may not be comparable to other companies; and

•	a shortfall in sales without a proportional decrease in expenses.

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

Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products. Product development will require continued investment in order to maintain our competitive position, and the periods in which we incur significant product development costs may drive variability in our quarterly results. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. New products often require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner. Finally, we may not achieve market acceptance of our new products and services.

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

Changes in environmental regulations, violations of such regulations, or future environmental liabilities could cause us to incur significant costs and could adversely affect our operations.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation, and may adversely impact our ability to conduct our business.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Our international sales and operations are subject to complex laws relating to foreign corrupt practices and anti-bribery laws, among many others, and a violation of, or change in, these laws could adversely affect our operations.

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

We may complete additional acquisitions or make investments in the future, both within and outside of the United States. In order to finance future acquisitions, we may need to raise additional funds through public or private financings, and there are no assurances that such financing would be available at acceptable terms. Acquisitions and investments involve numerous risks such as the diversion of senior management’s attention; unsuccessful integration of the acquired entity’s personnel, operations, technologies, and products; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; or difficulties in operating businesses in international legal jurisdictions. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and materially and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by U.S. generally accepted accounting principles (GAAP) could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows.

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

We offer managed services and software utilizing several data center facilities located worldwide. Any damage to, or failure of, these systems could result in interruptions in the services we provide to our utility customers. As we continue to add capacity to our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any delayed or unsuccessful data transfers may impair the delivery of our services to our utility customers. We also sell vending and pre-payment systems with security features that, if compromised, may lead to claims against us.

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

We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves may be established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act at the date of acquisition. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause it to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

ITEM 1B:    UNRESOLVED STAFF COMMENTS
None.
ITEM 2:    PROPERTIES
The following table lists the number of manufacturing facilities, service and distribution locations, and offices by region.

	Manufacturing		Service and Distribution		Offices
	Owned	Leased	Owned	Leased	Owned	Leased
North America	3	—	—	6	1	18
Europe	10	4	—	2	3	24
Asia/Pacific	2	4	—	4	—	20
Other	2	2	1	1	—	10
Total	17	10	1	13	4	72
Our major manufacturing facilities are owned, while smaller factories are typically leased. Our service and distribution locations typically consist of assembly, service, and/or distribution, and may also include product development and administrative functions. Our office locations consist primarily of sales and administration functions, and may also include research and development functions. Our Energy facilities are located throughout the world, and our Water facilities are located primarily in Asia/Pacific and Europe, with the balance primarily in South America. We own our headquarters facility, which is located in Liberty Lake, Washington. Our principal properties are owned and in good condition, and we believe our current facilities are sufficient to support our operations.
In October 2011, we announced projects to restructure our manufacturing operations in order to increase efficiency and lower our cost of manufacturing, including projects to close or consolidate several of our manufacturing facilities. As part of the restructuring in North America, one owned manufacturing facility and one leased distribution facility were vacated during 2012. The manufacturing facility is fully leased to an unrelated third party. Both of these facilities are excluded from the table above because they do not currently contribute to our operations. In addition, three facilities in Europe ceased manufacturing operations during 2012. These three facilities were transferred to the "Offices" category in the table above. These facilities are expected to be sold in the future.
An additional manufacturing facility in Europe was vacated in 2012 when the operations and personnel transferred to a new leased manufacturing facility. The vacant facility is expected to be sold, and, because the facility does not contribute to our operations, it has been excluded from the table above.
ITEM 3:    LEGAL PROCEEDINGS
There are no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2012.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2012 and 2011 as reported by the NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First Quarter	$48.23	$36.60	$64.04	$51.12
Second Quarter	$45.42	$33.50	$55.99	$46.68
Third Quarter	$45.85	$38.28	$49.40	$29.50
Fourth Quarter	$45.26	$38.71	$38.49	$27.52

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2012 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Itron, Inc.
Peer Group
NASDAQ Composite

* $100 invested on 12/31/07 in stock or index, including investment of dividends.
Fiscal years ending December 31.
The above presentation assumes $100 invested on December 31, 2007 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2012 peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, ESCO Technologies Inc., National Instruments Corporation, and Roper Industries, Inc. Cooper Industries, Ltd. and Elster Group SE are no longer included in our peer group because they were acquired by other companies in 2012.

Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1 through October 31	157,772	$42.73	157,772	$23,131
November 1 through November 30	—	—	—	23,131
December 1 through December 31	—	—	—	23,131
Total	157,772	$42.73	157,772

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

We did not repurchase any stock from January 1, 2013 through February 15, 2013, when the stock repurchase program expired.

Holders
At January 31, 2013, there were 272 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data below is derived from our consolidated financial statements, which have been audited by an independent registered public accounting firm. These selected consolidated financial and other data represent portions of our financial statements. You should read this information together with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8: “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2012	2011(2)	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$2,178,178	$2,434,124	$2,259,271	$1,687,447	$1,909,613
Cost of revenues	1,463,031	1,687,666	1,558,596	1,147,484	1,260,586
Gross profit	715,147	746,458	700,675	539,963	649,027
Operating income (loss)	151,126	(459,183)	184,197	45,027	109,822
Net income (loss) attributable to Itron, Inc.	108,275	(510,157)	104,770	(2,249)	19,811
Earnings (loss) per common share - Basic	$2.73	$(12.56)	$2.60	$(0.06)	$0.60
Earnings (loss) per common share - Diluted	$2.71	$(12.56)	$2.56	$(0.06)	$0.57
Weighted average common shares outstanding - Basic	39,625	40,612	40,337	38,539	33,096
Weighted average common shares outstanding - Diluted	39,934	40,612	40,947	38,539	34,951

Consolidated Balance Sheets Data
Working capital(1)	$353,577	$329,632	$178,483	$282,532	$293,296
Total assets	2,089,441	2,064,282	2,745,797	2,854,621	2,856,348
Total debt	417,500	452,502	610,941	781,764	1,151,767
Total Itron, Inc. shareholders' equity	992,967	906,925	1,428,295	1,400,514	1,058,776

Other Financial Data
Cash provided by operating activities	$205,090	$252,358	$254,591	$140,787	$193,146
Cash used in investing activities(3)	(125,445)	(78,741)	(56,274)	(53,994)	(67,075)
Cash used in financing activities	(77,528)	(209,453)	(148,637)	(114,121)	(63,376)
Capital expenditures	(50,543)	(60,076)	(62,822)	(52,906)	(63,430)

(1)	Working capital represents current assets less current liabilities.

(2)
During 2011, we incurred a goodwill impairment charge of $584.8 million. In addition, restructuring projects were approved and commenced to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $68.1 million in 2011.

(3)	On May 1, 2012, we completed our acquisition of SmartSynch, Inc. for $77.7 million in cash (net of $6.7 million of cash and cash equivalents acquired).

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

As part of our global reorganization announced in the first quarter of 2011, we now manage and report under two operating segments, Energy and Water. The transition to the new organizational structure, including changes to operations, as well as financial and operational management systems, was completed in the first quarter of 2012. Our historical segment information for the years ended December 31, 2011 and 2010 has been recast to reflect our new operating segments.

The Energy operating segment includes our global electricity and gas products, while the Water operating segment includes our global water and heat products.

On May 1, 2012, we completed our acquisition of SmartSynch, Inc. (SmartSynch). SmartSynch provides smart grid solutions that utilize cellular networks for communications. The acquisition strengthens our cellular communications offerings, and we believe the acquisition brings greater choice to utility customers across the spectrum of smart metering deployments. For further details regarding the acquisition of SmartSynch, refer to Item 8: "Financial Statements and Supplementary Data, Note 17: Business Combinations."

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Revenues decreased 11% in 2012, compared with 2011. The revenue decrease was due primarily to the completion of several large OpenWay® projects in the Energy segment, partially offset by a 1% increase in revenues in the Water segment. Revenues increased 8% in 2011, compared with 2010. The 2011 revenue growth was driven by our Energy operating segment with an increase of $111.1 million, or 6%, in revenues in 2011, compared with 2010, while our Water operating segment increased $63.8 million, or 14%, from 2010.

Total backlog was $1.0 billion and twelve-month backlog was $568 million at December 31, 2012.

Total company gross margin increased 210 basis points in 2012, compared with 2011. Gross margin improvement over the prior year was driven by lower warranty costs in both the Energy and Water segments. Additionally, benefits from our restructuring actions and manufacturing efficiencies offset the impact of decreased volumes. Total company gross margin decreased 30 basis points in 2011, compared with 2010, primarily due to increased warranty charges in the Energy and Water operating segments.

Our restructuring projects continue as planned, and we expect to substantially complete these projects by the end of 2013, although we expect the disposition of certain manufacturing sites may require additional time beyond that date. Since the announcement of these projects in October 2011, we have incurred $69.8 million in costs, representing approximately 90% of the total expected costs. Total expected costs decreased by $7.7 million from December 31, 2011 to December 31, 2012, primarily as the result of gains on the dispositions of fixed assets and a correction to the amount of goodwill allocated to one of our non-core businesses sold as part of the restructuring process. In addition, expected severance costs were reduced as the result of certain employees, in positions that were eliminated under the restructuring project, filling vacant positions within the Company. Net restructuring expense of $1.7 million was recognized in 2012, primarily related to severance and environmental cleanup costs for sites expected to be sold, offset by the $5.4 million correction to the goodwill impairment. Restructuring expenses of $68.1 million were recognized in 2011, associated with severance accruals, the impairment of long-lived assets that will be sold, and other facility exit costs. For further details regarding the correction of the goodwill impairment, refer to Item 8: "Financial Statements and Supplementary Data, Note 5: Goodwill." We have begun to realize benefits from our restructuring projects during 2012, and we expect full realization of the cost savings by the end of 2013 and into 2014. Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(in thousands)		(in thousands)		(in thousands)
Revenues	$2,178,178	(11)%	$2,434,124	8%	$2,259,271
Gross Profit	$715,147	(4)%	$746,458	7%	$700,675
Gross Margin	32.8%		30.7%		31.0%

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues by region
United States and Canada	$1,014,739	$1,182,775	$1,168,523
Europe, Middle East, and Africa (EMEA)	878,615	899,642	803,154
Other	284,824	351,707	287,594
Total revenues	$2,178,178	$2,434,124	$2,259,271

Revenues
Revenues decreased 11%, or $255.9 million, in 2012, compared with 2011. Revenues in 2012 were lower, primarily driven by the substantial completion of four of our five largest OpenWay projects in the Energy segment and by $92.2 million in the unfavorable net translation impact of operations denominated in foreign currencies, partially offset by an increase in Water revenues during the year. Revenues increased 8%, or $174.9 million, in 2011, compared with 2010. The net translation effect of our operations denominated in foreign currencies accounted for $60.6 million of the increase in revenues for the year ended December 31, 2011, compared with 2010. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, one customer within our Energy operating segment, Southern California Edison, represented 11% of total revenues. Our 10 largest customers accounted for 27%, 33%, and 34% of total revenues in 2012, 2011, and 2010.

Gross Margins
Gross margin was 32.8% for 2012, compared with 30.7% in 2011. The improvement was primarily the result of lower warranty costs in 2012 in both the Energy and Water segments, which positively impacted gross margin by 170 basis points. Benefits from our restructuring projects and manufacturing efficiencies offset the impact of decreased volumes. Gross margin decreased by 30 basis points in 2011 when compared with 2010, primarily due to warranty charges incurred in the Energy and Water operating segments. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2012	2011	2010
	(units in thousands)
Meters
Standard	17,920	19,570	20,010
Advanced and smart	8,030	9,320	8,440
Total meters	25,950	28,890	28,450

Stand-alone communication modules
Advanced and smart	6,460	6,330	5,960

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 16: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
Segment Revenues	(in thousands)		(in thousands)		(in thousands)
Energy
Electricity	$1,024,340	(17)%	$1,239,428	5%	$1,185,892
Gas	627,193	(7)%	672,999	9%	615,450
Total Energy	1,651,533	(14)%	1,912,427	6%	1,801,342
Water	526,645	1%	521,697	14%	457,929
Total revenues	$2,178,178	(11)%	$2,434,124	8%	$2,259,271

	Year Ended December 31,
	2012		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Energy	$530,396	32.1%	$578,575	30.3%	$541,900	30.1%
Water	184,751	35.1%	167,883	32.2%	158,775	34.7%
Total gross profit and margin	$715,147	32.8%	$746,458	30.7%	$700,675	31.0%

	Year Ended December 31,
	2012		2011		2010
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Energy	$135,369	8%	$(112,831)	(6)%	$184,163	10%
Water	59,210	11%	(303,772)	(58)%	43,611	10%
Corporate unallocated	(43,453)		(42,580)		(43,577)
Total Company	$151,126	7%	$(459,183)	(19)%	$184,197	8%

Energy:

Revenues - 2012 vs. 2011
Electricity revenues for 2012 decreased by $215.1 million, or 17%, compared with 2011 revenues. The decrease was primarily driven by $207.6 million in lower OpenWay project revenue in North America, as four of our five largest OpenWay projects were substantially completed during 2012. This revenue decrease in North America was partially offset by $21.8 million of revenue increase as a result of the SmartSynch acquisition in May 2012. Lower prepayment meter shipments drove a decrease of $27.3 million in our Asia/Pacific region, which was partially offset by $23.0 million in higher revenue from increased product shipments and service in EMEA. The net translation effect of our operations in foreign currencies negatively impacted 2012 revenues by $34.4 million.

Gas revenues decreased by $45.8 million, or 7%, in 2012, compared to 2011, including $27.7 million for the impact of unfavorable exchange rates for our revenues denominated in foreign currencies. The decrease was driven by lower communication module shipments and lower service revenue, partially offset by increased gas meter shipments, particularly smart meters. The overall decrease is due to typical period-to-period fluctuations in timing of customer projects.

One customer represented 11% of the Energy operating segment revenues in 2012, and a different customer represented 11% of the Energy operating segment revenues in 2011.

Revenues - 2011 vs. 2010
Electricity revenues for 2011 increased by $53.5 million, or 5%, compared with 2010 revenues. Revenues for OpenWay electricity projects increased by $12.6 million, while revenues for prepayment meters in Asia/Pacific and Africa provided the balance of the increase.

Gas revenues increased by $57.5 million, or 9%, in 2011, compared to 2010, driven by increases in smart gas modules in North America and gas meters in Europe and Asia, partially offset by a $26.1 million decrease in OpenWay gas projects.

Two customers individually represented 14% and 10% of the Energy operating segment revenues in 2010.

Gross Margin - 2012 vs. 2011
Gross margin was 32.1% in 2012, compared with 30.3% in 2011. The improved margin was primarily driven by $23.8 million in lower warranty expense in 2012, as well as improved manufacturing efficiencies, global procurement, and the realization of the benefits of our restructuring activities.

Gross Margin - 2011 vs. 2010
Gross margin was 30.3% in 2011, compared with 30.1% in 2010. Increased revenues and margins for smart gas communication modules and non-OpenWay services were partially offset by higher warranty charges of $7.4 million in 2011.

Operating Expenses - 2012 vs. 2011
Energy operating expenses decreased by $296.4 million, or 43%, for 2012 when compared to 2011, primarily due to the goodwill impairment of $254.7 million recognized in 2011for the Electricity reporting unit and $48.9 million in lower restructuring expenses in 2012. Foreign exchange rates also favorably impacted operating expenses by $17.0 million. Sales and marketing and product development expenses increased over prior year by $31.6 million, primarily as the result of the development of new and enhanced products and in preparation for sales opportunities in developing markets. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, as a percentage of revenues, were 24% in 2012 and 20% in 2011.

Operating Expenses - 2011 vs. 2010
Energy operating expenses in 2011 included a goodwill impairment charge of $254.7 million associated with the Electricity reporting unit. Operating expenses included restructuring expenses of $51.9 million primarily associated with accrued severance and asset impairments. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets increased $27.1 million, or 8%, in 2011, primarily due to increased product development costs for new and enhanced products. This increase was partially offset by scheduled decreases in amortization of intangible assets and decreased bonus, profit sharing, and employee savings plan match expenses. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, as a percentage of revenues were 20% in 2011 and 2010.

Water:

Revenues - 2012 vs. 2011
Revenues increased $4.9 million, or 1%, in 2012, while the translation effect of a stronger U.S. dollar against most foreign currencies during 2012 negatively impacted revenues by 6%. All regions provided increases during 2012.

No single customer represented more than 10% of the Water operating segment's revenues in 2012, 2011, and 2010.

Revenues - 2011 vs. 2010
Revenues increased $63.8 million, or 14%, in 2011, primarily driven by increased meter and smart module shipments in Europe. In addition, the net translation effect of foreign currencies into the U.S. dollar accounted for $15.0 million of the increase in revenues.

Gross Margin - 2012 vs. 2011
Water gross margin increased to 35.1% in 2012, compared with 32.2% in 2011, primarily driven by $12.4 million in lower warranty expense in 2012 and favorable product mix, which were partially offset by lower margin services for a large project in North America.

Gross Margin - 2011 vs. 2010
Water gross margin decreased to 32.2% in 2011, compared with 34.7% in 2010, primarily due to a combination of competitive pricing pressures and higher materials costs, including copper, as well as warranty charges of $12.6 million associated with a vendor supplied component.

Operating Expenses - 2012 vs. 2011
In 2012, Water operating expenses were $125.6 million compared to $471.7 million in 2011, including the favorable impact of foreign exchange rates of $7.6 million. Operating expenses in 2011 included a goodwill impairment charge of $330.1 million and $15.9 million in higher restructuring costs. Sales and marketing expenses in 2012 were $6.2 million higher than in 2011 due to investments in preparation for opportunities in developing markets. Product development expenses in 2012 were $4.5 million higher than in 2011 as the result of development of new and enhanced products to meet the demands of various markets. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, as a percentage of revenues, were 24% in 2012 and 2011.

Operating Expenses - 2011 vs. 2010
Water operating expenses in 2011 included a goodwill impairment charge of $330.1 million associated with the Water reporting unit. Operating expenses included restructuring expenses of $15.3 million primarily associated with accrued severance and asset impairments. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets increased $11.1 million in 2011, compared with 2010. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, as a percentage of revenue were 24% in 2011, compared with 25% in 2010.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased 2% to $43.5 million in 2012, compared with 2011, primarily due to acquisition related expenses for the SmartSynch acquisition, for management training and development costs in connection with the implementation of a new organizational structure, and for preliminary planning costs, prior to application development, for our global enterprise resource planning (ERP) software initiative. These increases were partially offset by lower corporate IT related and marketing spending. Corporate unallocated expenses decreased 2% to $42.6 million in 2011, compared with 2010, primarily due to decreased bonus and profit sharing expense.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$197,603	9%	$185,105	8%	$171,035	8%
Product development	178,653	8%	161,305	7%	139,166	6%
General and administrative	138,290	6%	142,908	6%	137,226	6%
Amortization of intangible assets	47,810	2%	63,394	3%	69,051	3%
Restructuring expense	1,665	—%	68,082	3%	—	—%
Goodwill impairment	—	—%	584,847	24%	—	—%
Total operating expenses	$564,021	26%	$1,205,641	50%	$516,478	23%

2012 vs. 2011
Operating expenses decreased $641.6 million in 2012, compared with 2011. The 2011 operating expenses included $584.8 million of goodwill impairment charges associated with the Electricity and Water reporting units, as well as $68.1 million of restructuring expenses, which represented the majority of total expected expenses under our restructuring project initiated in 2011. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets represented 26% of revenues in 2012, compared with 23% in 2011. Sales and marketing and product development expenses increased in 2012 compared with 2011, primarily due to increased product development costs for new and enhanced products and investments in targeted geographies in anticipation of sales opportunities. The increase was partially offset by favorable foreign currency translation effects and scheduled decreases in amortization of intangible assets.

2011 vs. 2010
Operating expenses in 2011 included a goodwill impairment of $584.8 million associated with two of our reporting units. Restructuring expenses were $68.1 million primarily associated with accrued severance and asset impairments. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, increased $36.2 million in 2011, compared with 2010, of which $13.1 million represented the net translation effect of foreign currencies to the U.S. dollar. Operating expenses, consisting of sales and marketing, product development, general and administrative, and amortization of intangible assets, as a percentage of revenue were 23% in 2011 and 2010. Higher costs related to product development for new and enhanced products, as well as higher marketing expense associated with the pursuit of smart grid opportunities were partially offset by a scheduled decrease in amortization of intangible assets.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$952	$862	$592
Interest expense	(8,518)	(31,079)	(49,412)
Amortization of prepaid debt fees	(1,597)	(5,715)	(5,492)
Other income (expense), net	(5,744)	(6,651)	(5,440)
Total other income (expense)	$(14,907)	$(42,583)	$(59,752)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low.

Interest expense: Interest expense declined each period as a result of our principal balance of debt outstanding, as well as lower interest rates beginning in August 2011. Total debt was $417.5 million, $452.5 million, and $610.9 million at December 31, 2012, 2011, and 2010, respectively. In August 2011, we refinanced our credit facility. The interest rate on our 2011 credit facility was 1.47% at December 31, 2012. The weighted average interest rate on the borrowings under our 2007 credit facility at the time of refinancing (August 2011) was 4.75% (including the effect of an interest rate swap).

Amortization of prepaid debt fees: Amortization of prepaid debt fees in 2012 was lower than in 2011 by $4.1 million, primarily driven by the write-off of $2.4 million of prepaid debt fees in 2011 upon the refinancing of the 2007 credit facility. In addition, we incurred lower prepaid debt fees with the 2011 credit facility. Amortization of prepaid debt fees in 2011 was higher than 2010 due to the $2.4 million write-off of unamortized prepaid debt fees associated with our 2007 credit facility that was replaced with the 2011 credit facility. Amortization of prepaid debt fees fluctuate each year as debt is repaid early. As debt is repaid early, the related portion of unamortized prepaid debt fees is written-off. Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” in this Annual Report on Form 10-K for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency. Foreign currency losses, net of hedging, were $3.8 million in 2012, compared with net foreign currency losses of $4.7 million in 2011 and $3.1 million in 2010.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities	$205,090	$252,358	$254,591
Investing activities	(125,445)	(78,741)	(56,274)
Financing activities	(77,528)	(209,453)	(148,637)
Effect of exchange rates on cash and cash equivalents	1,208	(555)	(2,096)
Increase (decrease) in cash and cash equivalents	$3,325	$(36,391)	$47,584

Cash and cash equivalents at December 31, 2012 was comparable to the prior year due to several offsetting factors, including lower net repayments on debt in 2012, compared with 2011, partially offset by increases in business acquisitions and repurchases of common stock and a decrease in cash provided by operating activities in 2012. Cash and cash equivalents was $133.1 million at December 31, 2011, compared with $169.5 million at December 31, 2010. The decrease in the cash and cash equivalents balance during 2011 was primarily the result of repayments of debt, the repurchase of common stock, and minor business acquisitions in 2011.

Operating activities
Cash provided by operating activities in 2012 was $47.3 million lower compared with 2011. This decline was primarily due to: (1) a decline in operating income, exclusive of non-cash items, such as goodwill impairment, depreciation and amortization, and non-cash restructuring expense, and (2) the net increase in working capital balances of $23.9 million in 2012, compared with a net decrease in working capital balances of $4.7 million in 2011. Cash provided by operating activities in 2011, inclusive of the impact of $12.8 million in cash payments made related to restructuring projects in 2011, was relatively constant when compared with 2010.

Investing activities
Net cash used in investing activities in 2012 was $46.7 million higher compared with 2011. The increase in investing activities during 2012 was the result of business acquisitions of $79.0 million, primarily related to the SmartSynch acquisition, as compared with business acquisitions of $20.1 million in 2011. The increase in cash used in business acquisitions in 2012 was partially offset by a decrease in acquisitions of property, plant, and equipment to $50.5 million in 2012, compared with $60.1 million in 2011. Refer to Item 8: "Financial Statements and Supplementary Data, Note 17: Business Combinations" for additional information regarding the acquisition of SmartSynch.

Net cash used in investing activities in 2011 was $22.5 million higher compared with 2010. Several business acquisitions totaling $20.1 million contributed to the increase in 2011, while property, plant, and equipment acquisitions in 2011 were comparable with 2010.

Financing activities
Net cash used in financing activities in 2012 was $131.9 million lower compared with 2011. During 2012, net repayments on borrowings were $35.0 million, compared with $178.1 million in 2011. On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock, which, on September 13, 2012, was extended until February 15, 2013. During 2012, we repurchased $47.4 million of our common stock, compared with $29.4 million in 2011. We did not repurchase any stock from January 1, 2013 through February 15, 2013, when the stock repurchase program expired.

Net cash used in financing activities in 2011 was $60.8 million higher compared with 2010. During 2011, net repayments on borrowings were $178.1 million compared with $155.2 million in 2010. During 2011, we repurchased $29.4 million of our common stock, with no repurchases occurring in 2010. Refer to Item 8: “Financial Statements and Supplementary Data, Note 14: Shareholders' Equity” in this Annual Report on Form 10-K for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in an increase of $1.2 million and decreases of $555,000 and $2.1 million in 2012, 2011, and 2010, respectively. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2012 and December 31, 2011 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2012, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Credit Facilities(1)
USD denominated term loan	$292,421	$22,829	$64,424	$205,168	$—
Multicurrency revolving line of credit	148,889	2,105	4,884	141,900	—
Operating lease obligations(2)	64,497	17,214	26,387	17,928	2,968
Purchase and service commitments(3)	184,826	180,515	3,929	382	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	104,252	—	49,960	23,338	30,954
Total	$794,885	$222,663	$149,584	$388,716	$33,922

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

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2012 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts from 2014-2022. Long-term unrecognized tax benefits totaling $23.9 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, deferred revenue totaling $32.2, which includes deferred revenue related to extended warranty guarantees, is not included in the table. For further information on defined benefit pension plans, income taxes, and warranty obligations and deferred revenue for extended warranties, see Item 8: "Financial Statements and Supplementary Data," Notes 8, 11, and 12, respectively, included in this Annual Report on Form 10-K.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $353.6 million at December 31, 2012, compared with $329.6 million at December 31, 2011.

Borrowings
In August 2011, we entered into an $800 million senior secured credit facility (the 2011 credit facility), which replaced the senior secured credit facility we entered into in 2007. The 2011 credit facility was increased to $960 million on April 2, 2012. The 2011 credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million on April 2, 2012. At December 31, 2012, $140 million was outstanding under the revolver, and $54.3 million was utilized by outstanding standby letters of credit, resulting in $465.7 million available for additional borrowings.

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

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing the projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

Total expected costs decreased by approximately $7.7 million during 2012 to $77.8 million as of December 31, 2012. This decrease was primarily the result of gains on the dispositions of fixed assets and a correction to the amount of goodwill allocated to one of our non-core businesses sold as part of the restructuring process. In addition, expected severance costs were reduced as the result of certain employees, in positions that were eliminated under the restructuring plan, filling vacant positions within the Company. For further details regarding the correction of the goodwill impairment, refer to Item 8: "Financial Statements and Supplementary Data, Note 5: Goodwill" included in this Annual Report on Form 10-K. A substantial portion of the total expected restructuring charges was recognized in the fourth quarter of 2011, and $17.7 million was accrued at December 31, 2012, of which $13.2 million is expected to be paid over the next 12 months. We have begun to realize benefits from our restructuring projects during 2012, and we expect full realization of the cost savings by the end of 2013 and into 2014. Certain projects are subject to a variety of labor and employment laws, rules, and regulations that could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013. For further details regarding our restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" included in this Annual Report on Form 10-K.

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

Our tax expense as a percentage of income before tax was 19.1% for 2012. Our actual tax rate was lower than the 35% U.S. federal statutory tax rate primarily due to: (1) earnings of our subsidiaries outside of the United States in jurisdictions where our statutory tax rate is lower than in the United States; (2) the benefit of certain interest expense deductions; (3) a benefit related to the release of reserves for uncertain tax positions; and (4) benefits of certain acquisition related elections for tax purposes.

Our tax expense as a percentage of loss before tax was (0.9%) for 2011. Our actual tax rate was lower than the 35% U.S. federal statutory tax rate primarily due to: (1) the impact of the goodwill impairment, which was not deductible; (2) earnings of our subsidiaries outside of the United States in jurisdictions where our statutory tax rate is lower than in the United States; (3) the benefit of certain interest expense deductions; (4) a benefit related to the settlement of foreign tax litigation; and (5) benefits of certain acquisition related elections for tax purposes.

Our tax expense as a percentage of income before tax was 12.8% for 2010. Our actual tax rate was lower than the 35% U.S. federal statutory tax rate primarily due to: (1) earnings of our subsidiaries outside of the United States in jurisdictions where our statutory tax rate is lower than in the United States; (2) the benefit of certain interest expense deductions; and (3) the de-recognition of a reserve for uncertain tax positions due to a change in the method of depreciation for certain foreign subsidiaries

Our deferred tax assets consist primarily of tax losses and temporary differences related to depreciation, amortization and accrued expenses.

Our deferred tax assets at December 31, 2012 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $21.0 million when such excess tax benefits reduce cash taxes payable.

Our cash income tax payments for 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
U.S. federal taxes paid	$15,500	$5,900	$4,060
State income taxes paid	2,831	2,450	505
Foreign and local income taxes paid	22,468	19,779	25,577
Total income taxes paid	$40,799	$28,129	$30,142

Based on current projections, we expect to pay, net of refunds, approximately $400,000 in state taxes and $28.9 million in foreign and local income taxes in 2013. Currently, we do not expect to pay any U.S. federal taxes in 2013.

As of December 31, 2012, there was $41.1 million of cash and short-term investments held by certain foreign subsidiaries that could be repatriated to fund U.S. operations, and additional tax costs may be required. Tax is one of many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act will be recognized in the first quarter of 2013.

Other Liquidity Considerations
For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2013 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

At December 31, 2012, we have accrued $22.1 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets, compared with $26.0 million at December 31, 2011. These awards will be paid in cash during the first quarter of 2013.

The Company conducts business in Italy, Spain, and Portugal, which have been experiencing significant financial stress. As of December 31, 2012, we had trade receivables in these countries of approximately 1% of consolidated total assets, compared with approximately 2% as of December 31, 2011. As of December 31, 2012 and 2011, we did not have any marketable investments in corporate or sovereign government debt securities in these countries.

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

Certain of our revenue arrangements include an extended or noncustomary warranty provision that covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuous quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages until sufficient data are available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

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

Asset impairments are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, sold for less than net book value, or held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. An asset group may consist of many inter-related assets and liabilities. If an asset group is considered a business, a portion of the Company's goodwill balance is allocated to it based on relative fair value.

In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates using the best information available at the time the estimates are made. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and local labor and employment laws, rules, and regulations. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring charges, including asset impairments, could be materially different, either higher or lower, than those we have previously recorded.

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

Inventories
Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, work-in-process, and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor, and other applied direct and indirect costs. We also review idle facility expense, freight, handling costs, and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our inventory levels may vary period to period as a result of our factory scheduling and timing of contract fulfillments.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three reporting units are Electricity, Gas, and Water. Our Energy operating segment comprises the Electricity and Gas reporting units, while our Water operating segment comprises the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.

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

As a result of the significant decline in the price of our shares of common stock at the end of September 2011, our aggregate market value was significantly lower than the aggregate carrying value of our net assets. As a result, we performed an interim impairment test of our goodwill as of September 30, 2011, which resulted in an impairment charge. The goodwill impairment did not impact the debt covenants compliance under the Company's existing credit facility.

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
		$584,847

Based on our most recent annual goodwill impairment test as of October 1, 2012, the percentage by which the estimated fair value of the reporting units exceeded their carrying value and amount of goodwill allocated to each of these reporting units were as follows:

	October 1, 2012
Reporting Unit	Goodwill	Fair Value Exceeded Carrying Value
	(in thousands)
Energy - Electricity	$221,119	19%
Energy - Gas	382,563	66%
Water	83,750	317%

Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a further decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition.

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by U.S. generally accepted accounting principles. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in non-active markets, and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility measures, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit risk related contingent features within our derivative instruments.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use three discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 2.75%, 3.25% and 3.50%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2012 was 3.36%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $4.0 million. The financial and actuarial assumptions used at December 31, 2012 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K for our expected contributions for 2013.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of our own common stock. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2012. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2012 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2012.

	2013	2014	2015	2016	2017	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$18,750	$26,250	$30,000	$202,500	$—	$277,500	$275,365
Average interest rate	1.48%	1.60%	1.83%	2.21%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$140,000	$—	$140,000	$138,751
Average interest rate	1.48%	1.60%	1.83%	2.21%	—%

Interest rate swap on LIBOR based debt
Average interest rate (pay)	1.00%	1.00%	1.00%	1.00%	—%
Average interest rate (receive)	0.25%	0.35%	0.58%	0.96%	—%
Net/spread	(0.75)%	(0.65)%	(0.42)%	(0.04)%	—%

Based on a sensitivity analysis as of December 31, 2012, we estimate that, if market interest rates average one percentage point higher in 2013 than in the table above, our financial results in 2013 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar was 59% of total revenues for the year ended December 31, 2012, compared with 58% and 50% for the years ended December 31, 2011 and 2010, respectively.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 560 contracts were entered into during the year ended December 31, 2012), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Czech koruna, Hungarian forint, and various other currencies.
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

Philip C. Mezey	Steven M. Helmbrecht
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Itron, Inc.
We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 21, 2013

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenues	$2,178,178	$2,434,124	$2,259,271
Cost of revenues	1,463,031	1,687,666	1,558,596
Gross profit	715,147	746,458	700,675

Operating expenses
Sales and marketing	197,603	185,105	171,035
Product development	178,653	161,305	139,166
General and administrative	138,290	142,908	137,226
Amortization of intangible assets	47,810	63,394	69,051
Restructuring expense	1,665	68,082	—
Goodwill impairment	—	584,847	—
Total operating expenses	564,021	1,205,641	516,478

Operating income (loss)	151,126	(459,183)	184,197
Other income (expense)
Interest income	952	862	592
Interest expense	(10,115)	(36,794)	(54,904)
Other income (expense), net	(5,744)	(6,651)	(5,440)
Total other income (expense)	(14,907)	(42,583)	(59,752)

Income (loss) before income taxes	136,219	(501,766)	124,445
Income tax provision	(25,995)	(4,430)	(15,974)
Net income (loss)	110,224	(506,196)	108,471
Net income attributable to noncontrolling interests	1,949	3,961	3,701
Net income (loss) attributable to Itron, Inc.	$108,275	$(510,157)	$104,770

Earnings (loss) per common share - Basic	$2.73	$(12.56)	$2.60
Earnings (loss) per common share - Diluted	$2.71	$(12.56)	$2.56

Weighted average common shares outstanding - Basic	39,625	40,612	40,337
Weighted average common shares outstanding - Diluted	39,934	40,612	40,947
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$110,224	$(506,196)	$108,471

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,382	1,054	(124,304)
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,689)	1,909	(2,930)
Net unrealized gain (loss) on nonderivative hedging instruments	—	(8,866)	15,825
Net hedging loss (gain) reclassified into net income (loss)	—	2,611	7,371
Pension plan benefit liability adjustment	(16,940)	852	(2,179)
Total other comprehensive income (loss), net of tax	2,753	(2,440)	(106,217)

Total comprehensive income (loss), net of tax	112,977	(508,636)	2,254

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interest	1,949	3,961	3,701
Foreign currency translation adjustments	(23)	(254)	(113)
Amounts attributable to noncontrolling interest	1,926	3,707	3,588

Comprehensive income (loss) attributable to Itron, Inc.	$111,051	$(512,343)	$(1,334)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$136,411	$133,086
Accounts receivable, net	375,326	371,641
Inventories	170,719	195,837
Deferred tax assets current, net	33,536	58,172
Other current assets	104,958	81,618
Total current assets	820,950	840,354

Property, plant, and equipment, net	255,212	262,670
Deferred tax assets noncurrent, net	44,584	22,144
Other long-term assets	28,908	62,704
Intangible assets, net	238,771	239,500
Goodwill	701,016	636,910
Total assets	$2,089,441	$2,064,282

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$227,739	$246,775
Other current liabilities	49,950	53,734
Wages and benefits payable	91,802	93,730
Taxes payable	9,305	11,526
Current portion of debt	18,750	15,000
Current portion of warranty	27,115	52,588
Unearned revenue	42,712	37,369
Total current liabilities	467,373	510,722

Long-term debt	398,750	437,502
Long-term warranty	26,490	26,948
Pension plan benefit liability	90,533	62,449
Deferred tax liabilities noncurrent, net	16,682	31,699
Other long-term obligations	80,100	73,417
Total liabilities	1,079,928	1,142,737

Commitments and contingencies

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 39,277 and 40,032 shares issued and outstanding	1,294,213	1,319,222
Accumulated other comprehensive loss, net	(34,384)	(37,160)
Accumulated deficit	(266,862)	(375,137)
Total Itron, Inc. shareholders' equity	992,967	906,925
Noncontrolling interests	16,546	14,620
Total equity	1,009,513	921,545
Total liabilities and equity	$2,089,441	$2,064,282
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	40,143	$1,299,134	$71,130	$30,250	$1,400,514	$7,325	$1,407,839
Net income				104,770	104,770	3,701	108,471
Other comprehensive loss, net of tax			(106,104)		(106,104)	(113)	(106,217)
Stock issues:
Options exercised	148	5,933			5,933		5,933
Restricted stock awards released	84	—			—		—
Issuance of stock-based compensation awards	5	364			364		364
Employee stock purchase plan	51	2,843			2,843		2,843
Stock-based compensation expense		18,743			18,743		18,743
Employee stock plans income tax benefits		1,232			1,232		1,232
Balances at December 31, 2010	40,431	$1,328,249	$(34,974)	$135,020	$1,428,295	$10,913	$1,439,208

Net loss				(510,157)	(510,157)	3,961	(506,196)
Other comprehensive loss, net of tax			(2,186)		(2,186)	(254)	(2,440)
Stock issues and repurchases:
Options exercised	42	832			832		832
Restricted stock awards released	271	—			—		—
Issuance of stock-based compensation awards	12	469			469		469
Employee stock purchase plan	99	3,793			3,793		3,793
Stock-based compensation expense		15,942			15,942		15,942
Employee stock plans income tax deficiencies		(635)			(635)		(635)
Repurchase of common stock	(823)	(29,428)			(29,428)		(29,428)
Balances at December 31, 2011	40,032	$1,319,222	$(37,160)	$(375,137)	$906,925	$14,620	$921,545

Net income				108,275	108,275	1,949	110,224
Other comprehensive income, net of tax			2,776		2,776	(23)	2,753
Stock issues and repurchases:
Options exercised	54	1,188			1,188		1,188
Restricted stock awards released	275	—			—		—
Issuance of stock-based compensation awards	17	769			769		769
Employee stock purchase plan	101	3,593			3,593		3,593
Stock-based compensation expense		18,743			18,743		18,743
Employee stock plans income tax deficiencies		(1,861)			(1,861)		(1,861)
Repurchase of common stock	(1,202)	(47,441)			(47,441)		(47,441)
Balances at December 31, 2012	39,277	$1,294,213	$(34,384)	$(266,862)	$992,967	$16,546	$1,009,513
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011		2010
	(in thousands)
Operating activities
Net income (loss)	$110,224	$(506,196)		$108,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,471	129,466		131,205
Stock-based compensation	19,512	16,411		19,107
Amortization of prepaid debt fees	1,597	5,715		5,492
Amortization of convertible debt discount	—	5,336		10,099
Deferred taxes, net	(6,775)	(12,985)		(17,992)
Goodwill impairment	—	584,847		—
Restructuring expense (recovery), non-cash	(4,839)	25,144		—
Other adjustments, net	(189)	(44)		1,864
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36,300	(22,770)		(45,612)
Inventories	28,253	6,389		(41,417)
Other current assets	(20,052)	(3,859)		(7,655)
Other long-term assets	10,578	(17,401)		(8,436)
Accounts payables, other current liabilities, and taxes payable	(47,367)	22,715		40,884
Wages and benefits payable	(8,967)	(19,813)		42,245
Unearned revenue	12,009	19,070		(2,356)
Warranty	(25,919)	29,616		14,656
Other operating, net	(8,746)	(9,283)		4,036
Net cash provided by operating activities	205,090	252,358		254,591

Investing activities
Acquisitions of property, plant, and equipment	(50,543)	(60,076)		(62,822)
Business acquisitions, net of cash equivalents acquired	(79,017)	(20,092)		—
Other investing, net	4,115	1,427		6,548
Net cash used in investing activities	(125,445)	(78,741)		(56,274)

Financing activities
Proceeds from borrowings	80,000	670,000	—	—
Payments on debt	(115,002)	(848,054)		(155,163)
Issuance of common stock	4,781	4,625		8,776
Repurchase of common stock	(47,441)	(29,428)		—
Other financing, net	134	(6,596)		(2,250)
Net cash used in financing activities	(77,528)	(209,453)		(148,637)

Effect of foreign exchange rate changes on cash and cash equivalents	1,208	(555)		(2,096)
Increase (decrease) in cash and cash equivalents	3,325	(36,391)		47,584
Cash and cash equivalents at beginning of period	133,086	169,477		121,893
Cash and cash equivalents at end of period	$136,411	$133,086		$169,477

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$8,843	$6,739		$5,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$40,799	$28,128		$30,142
Interest, net of amounts capitalized	8,536	28,047		39,315
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

In this Annual Report, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of hardware and software products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2012, 2011, and 2010 and the Consolidated Balance Sheets as of December 31, 2012 and 2011 of Itron, Inc. and its subsidiaries.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

Noncontrolling Interests
In some of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss). The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current classifications in the Consolidated Statements of Operations. These reclassifications relate to certain administrative expenses in the former Itron North America segment that in prior periods were allocated to cost of revenues and sales and marketing and product development operating expenses for the years ended December 31, 2011 and 2010 but have been reclassified to general and administrative operating expenses to conform to our worldwide presentation across our new segment structure. These reclassifications did not have a material impact to gross profit and had no impact on income (loss) before income taxes, net income (loss) attributable to Itron, Inc., earnings (loss) per share, or total equity.

Business Acquisitions
On May 1, 2012, we completed the acquisition of SmartSynch, Inc. (SmartSynch). SmartSynch provides smart grid solutions that utilize cellular networks for communications. We have included supplemental pro forma financial information related to the acquisition in Note 17: Business Combinations.

In January 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider located in France. The acquisition consisted of cash and contingent consideration. Additional acquisitions were completed in 2011. These 2011 acquisitions were immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

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

Inventories
Inventories include raw materials, work-in-process, and finished goods. Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statement of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified as restructuring expense.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three reporting units are Electricity, Gas, and Water. Our Energy operating segment consists of the Electricity and Gas reporting units, while our Water operating segment consists of the Water reporting unit. In the first quarter of 2012, we reallocated the goodwill from our former INA reporting unit to the three new reporting units based on the relative fair values of the electricity, gas, and water product lines within INA on January 1, 2012. We also reassigned the goodwill from our former INL Electricity, INL Gas, and INL Water reporting units to the new reporting units, Electricity, Gas, and Water, respectively.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. The impairment test involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This second step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. Then if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Continuous quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data is available. As actual experience on new products becomes available, it is used to modify the original estimate to ensure the expected warranty costs are within a range of likely outcomes. Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Asset impairments are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. An asset group may consist of many inter-related assets and liabilities. If an asset group is considered a business, a portion of the Company's goodwill balance is allocated to it based on relative fair value.

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

Share Repurchase Plan
We may repurchase shares of Itron common stock under a twelve-month program, which was authorized by our Board of Directors on October 24, 2011. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the value of the repurchased shares is deducted from common stock. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurred first. We did not repurchase any stock from January 1, 2013 through February 15, 2013, when the stock repurchase program expired.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/

performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

Certain of our revenue arrangements include an extended or noncustomary warranty provision that covers all or a portion of a customer’s replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement’s total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise we use third-party evidence (TPE). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP).

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $74.9 million and $61.0 million at December 31, 2012 and 2011 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $24.4 million and $11.7 million at December 31, 2012 and 2011 and are recorded within other assets in the Consolidated Balance Sheets.

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

Income Taxes
We account for income taxes using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions that we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different tax jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax legislation and/or rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is not more likely than not that such assets will be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Fair Value Measurements
For assets and liabilities measured at fair value, the GAAP fair value hierarchy prioritizes the inputs used in different valuation methodologies, assigning the highest priority to unadjusted quoted prices for identical assets and liabilities in actively traded markets (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-

derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means. Inputs may include yield curves, volatility, credit risks, and default rates.

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

Note 2:    Earnings (Loss) Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$108,275	$(510,157)	$104,770

Weighted average common shares outstanding - Basic	39,625	40,612	40,337
Dilutive effect of convertible notes	—	—	103
Dilutive effect of stock-based awards	309	—	507
Weighted average common shares outstanding - Diluted	39,934	40,612	40,947
Earnings (loss) per common share - Basic	$2.73	$(12.56)	$2.60
Earnings (loss) per common share - Diluted	$2.71	$(12.56)	$2.56

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

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for 2011 there was no dilutive effect to the weighted average common shares outstanding for that year. Approximately 1.1 million, 1.3 million, and 456,000 stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2012, 2011, and 2010 respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock sold or outstanding at December 31, 2012, 2011, and 2010.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2012	December 31, 2011
	(in thousands)
Trade receivables (net of allowance of $7,372 and $6,049)	$329,352	$328,845
Unbilled receivables	45,974	42,796
Total accounts receivable, net	$375,326	$371,641

At December 31, 2012 and 2011, $20.0 million and $2.5 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At December 31, 2012 and December 31, 2011, contract retainage amounts that were unbilled and classified as unbilled receivables were $11.1 million and $7.4 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

We had no long-term unbilled receivables or long-term retainage contracts at December 31, 2012 as we expect to bill and collect all contract retainage receivables within the following 12 months. At December 31, 2011, long-term unbilled receivables and long-term retainage contract receivables totaled $31.5 million.

Allowance for doubtful account activity	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$6,049	$9,045
Provision (release) of doubtful accounts, net	1,851	(71)
Accounts written-off	(595)	(2,599)
Effects of change in exchange rates	67	(326)
Ending balance	$7,372	$6,049

Inventories	December 31, 2012	December 31, 2011
	(in thousands)
Materials	$92,038	$112,470
Work in process	12,568	16,306
Finished goods	66,113	67,061
Total inventories	$170,719	$195,837

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $5.0 million and $7.4 million at December 31, 2012 and December 31, 2011, respectively.

Property, plant, and equipment, net	December 31, 2012	December 31, 2011
	(in thousands)
Machinery and equipment	$287,791	$269,611
Computers and software	84,980	74,885
Buildings, furniture, and improvements	146,191	140,064
Land	25,318	26,126
Construction in progress, including purchased equipment	26,097	20,687
Total cost	570,377	531,373
Accumulated depreciation	(315,165)	(268,703)
Property, plant, and equipment, net	$255,212	$262,670

Depreciation expense	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Depreciation expense	$61,661	$66,072	$62,154

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	December 31, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$407,024	$(332,763)	$74,261	$387,606	$(305,285)	$82,321
Customer contracts and relationships	292,252	(154,890)	137,362	278,581	(131,418)	147,163
Trademarks and trade names	72,770	(65,090)	7,680	71,854	(62,206)	9,648
Other	11,094	(11,026)	68	11,153	(10,785)	368
Total intangible assets subject to amortization	783,140	(563,769)	219,371	749,194	(509,694)	239,500
In-process research and development	19,400		19,400	—		—
Total intangible assets	$802,540	$(563,769)	$238,771	$749,194	$(509,694)	$239,500

A summary of the intangible asset account activity is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, intangible assets, gross	$749,194	$759,152
Intangible assets acquired	43,400	12,797
Assets transferred to held for sale	—	(4,964)
Assets no longer in use written-off	(100)	(8,450)
Effect of change in exchange rates	10,046	(9,341)
Ending balance, intangible assets, gross	$802,540	$749,194

Intangible assets acquired in 2012 are based on the preliminary purchase price allocation relating to our acquisition of SmartSynch on May 1, 2012. SmartSynch's intangible assets include IPR&D, which is not amortized until such time as the associated development projects are completed. These projects are expected to be completed in the next six months. Refer to Note 17 for additional information regarding this acquisition.

Intangible assets held for sale are classified within other current assets, are reported at the lower of carrying value or fair value less costs to sell, and are no longer amortized. As of December 31, 2011, due to the expected sale of certain operations of the Water operating segment , the net carrying value of intangible assets totaling $2.6 million was transferred from intangible assets to other current assets. These assets were disposed of during 2012. Refer to Note 13 for additional disclosure on held for sale assets.

During 2012 and 2011, certain assets that had been fully amortized and were no longer in use were removed from our asset ledger.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2013	$42,526
2014	38,099
2015	31,122
2016	24,615
2017	18,206
Beyond 2017	64,803
Total intangible assets subject to amortization	$219,371
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2012 and 2011:

	Energy	Water	Total Company
	(in thousands)
Goodwill balance at January 1, 2011	$792,873	$416,503	$1,209,376
Goodwill acquired	10,251	—	10,251
Goodwill impairment	(254,735)	(330,112)	(584,847)
Other	(981)	(6,739)	(7,720)
Effect of change in exchange rates	6,458	3,392	9,850
Goodwill balance at December 31, 2011	553,866	83,044	636,910

Goodwill acquired	46,101	—	46,101
Other	3,994	773	4,767
Effect of change in exchange rates	5,991	7,247	13,238

Balance at December 31, 2012
Goodwill before impairment	859,454	414,394	1,273,848
Accumulated impairment loss	(249,502)	(323,330)	(572,832)
Goodwill, net	$609,952	$91,064	$701,016

Goodwill acquired in 2012 is based on the preliminary purchase price allocation relating to the SmartSynch acquisition on May 1, 2012. Refer to Note 17 for additional information regarding this acquisition.

In the preceding table, "Other" includes activities associated with our restructuring announced in the fourth quarter of 2011. During the third quarter of 2012, we identified an error in our consolidated financial statements for the year ended December 31, 2011, which resulted in an overstatement of restructuring expense related to the expected sale of a non-core business. The identified assets to be disposed originally included $6.7 million of goodwill, which was impaired and charged to restructuring expense as a result of the expected sale proceeds being less than the carrying value of the identified assets. During the third quarter of 2012, we determined the amount of goodwill that should have been allocated to the asset disposal group was $1.3 million. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the goodwill allocated to this business asset group is not material, quantitatively or qualitatively, to our results of operations for the results of operations for the year ended December 31, 2012 and would not have had a material impact on our results for the year ended December 31, 2011. Accordingly, we recorded a non-cash adjustment during the third quarter of 2012 to reduce restructuring expense and increase goodwill by $5.4 million. Refer to Note 13 for additional disclosure on Itron's restructuring costs. Additionally, in the third quarter, we sold a non-core business in Europe to which we allocated $675,000 of goodwill, which was recognized as restructuring expense. For the year ended December 31, 2011, "Other" includes goodwill reductions related to assets identified as held for sale as of December 31, 2011, including the $5.4 million error as discussed above.

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

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Credit Facilities
USD denominated term loan	$277,500	$292,502
Multicurrency revolving line of credit	140,000	160,000
Total debt	417,500	452,502
Less: Current portion of debt	18,750	15,000
Long-term debt	$398,750	$437,502

Credit Facilities
In August 2011, we entered into a senior secured credit facility (2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million in April 2012. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes debt covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at December 31, 2012.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Required minimum principal payments on our outstanding credit facilities are as follows:

Minimum Payments
(in thousands)
2013	$18,750
2014	26,250
2015	30,000
2016	342,500
2017	—
Total minimum payments on debt	$417,500

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At December 31, 2012, the interest rate for both the term loan and the revolver was 1.47% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
2011 credit facility term loan	$15,002	$7,500	$—
2011 credit facility multicurrency revolving line of credit(1)	100,000	40,000	—
2007 credit facility term loans	—	406,950	155,163
2007 credit facility revolving line of credit(2)	—	170,000	—
Total credit facility repayments	$115,002	$624,450	$155,163

(1) We borrowed $80.0 million under the multicurrency revolving line of credit during 2012.

(2) See repayment of the convertible senior subordinated notes below.

At December 31, 2012, $140 million was outstanding under the 2011 credit facility revolver, and $54.3 million was utilized by outstanding standby letters of credit, resulting in $465.7 million available for additional borrowings.

Upon repayment of the 2007 credit facility in August 2011, unamortized prepaid debt fees of $2.4 million were written-off to interest expense. Prepaid debt fees of approximately $6.6 million were capitalized in the third quarter of 2011 associated with the 2011 credit facility, and $897,000 were capitalized in the second quarter of 2012 associated with the increase in the revolver in April 2012. At December 31, 2012 and 2011, unamortized prepaid debt fees were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Unamortized prepaid debt fees	$5,367	$6,027

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

The discount on the liability component was fully amortized by the end of the second quarter of 2011. The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Contractual interest coupon	$—	$3,420	$5,590
Amortization of the discount on the liability component	—	5,336	10,099
Total interest expense on convertible notes	$—	$8,756	$15,689
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 14, and Note 15 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs used at December 31, 2012 included interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at December 31, 2012. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at December 31, 2012 and 2011 are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$146	$241

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$629	$—
Interest rate swap contracts	Other long-term obligations	2,096	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$114	$222
Total liability derivatives		$2,839	$222

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2012	2011
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(14,380)	$(10,034)
Unrealized gain (loss) on derivative instruments	(1,689)	1,909
Unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(8,866)
Realized (gains) losses reclassified into net income (loss)	—	2,611
Net unrealized gain (loss) on hedging instruments at December 31,	$(16,069)	$(14,380)

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $629,000. At December 31, 2012, our LIBOR based debt balance was $417.5 million.

In 2007, we entered into a pay fixed 6.59% receive three-month Euro Interbank Offered Rate (EURIBOR), plus 2%, amortizing interest rate swap to convert a significant portion of our euro denominated variable-rate term loan to fixed-rate debt, plus or minus the variance in the applicable margin from 2%, with an original maturity date of December 31, 2012. The objective of this swap was to protect us from increases in the EURIBOR base borrowing rates. The swaps did not protect us from changes to the applicable margin under our credit agreement. Throughout the duration of the hedging relationship, this cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. Consequently, effective changes in the fair value of the interest rate swap were recorded as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustments to interest expense. In August 2011, we repaid our 2007 credit facility, which included the euro-denominated term loan. In conjunction with the debt repayment, we paid $2.9 million to terminate the related interest rate swap, and the accumulated loss in OCI was reclassified to interest expense.

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

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2012	2011	2010		2012	2011	2010		2012	2011	2010
	(in thousands)				(in thousands)				(in thousands)
Interest rate swap contracts	$(2,725)	$(4,200)	(4,542)	Interest expense	$—	$(7,254)	$(11,829)	Interest expense	$—	$(201)	$(100)

Net Investment Hedge
We are exposed to foreign exchange risk through our international subsidiaries. As a result of our acquisition of an international company in 2007, we entered into a euro denominated term loan, which exposed us to fluctuations in the euro foreign exchange rate. Therefore, we designated this foreign currency denominated term loan as a hedge of our net investment in international operations. The non-functional currency term loan was revalued into U.S. dollars at each balance sheet date, and the changes in value associated with currency fluctuations were recorded as adjustments to long-term debt with offsetting gains and losses recorded in OCI. The loan was repaid in full in August 2011 as part of the repayment of our 2007 credit facility. The net derivative loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

The before-tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the years ended December 31 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	2012	2011	2010
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$—	$(14,278)	$25,760
Net of tax	$—	$(8,866)	$15,825

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 560 contracts were entered into during the year ended December 31, 2012), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $120,000 to $51 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2012	2011	2010
	(in thousands)
Foreign exchange forward contracts	$(422)	$(2,022)	$665
Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2012.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $440,000 and $520,000 to the defined benefit pension plans for the years ended December 31, 2012 and 2011, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2013, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $580,000 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets, funded status of the defined benefit plans, amounts recognized in the Consolidated Balance Sheets and amounts recognized in accumulated other comprehensive income at December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$72,601	$71,388
Service cost	2,700	2,512
Interest cost	3,625	3,754
Actuarial (gain) loss	24,492	(597)
Benefits paid	(4,131)	(4,898)
Foreign currency exchange rate changes	2,395	(1,338)
Other	84	1,780
Benefit obligation at December 31,	$101,766	$72,601

Change in plan assets:
Fair value of plan assets at January 1,	$7,980	$7,694
Actual return on plan assets	225	427
Company contributions	440	520
Benefits paid	(227)	(516)
Foreign currency exchange rate changes	143	(145)
Fair value of plan assets at December 31,	8,561	7,980
Ending balance at fair value (net pension plan benefit liability)	$93,205	$64,621

The weighted average discount rate used to measure our benefit obligations, which is based on published bond indexes, decreased by 215 basis points from December 31, 2011 to December 31, 2012, driving a $24.5 million actuarial loss during 2012, which is recognized in OCI. The significant actuarial weighted average assumptions are discussed in greater detail below.

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2012	2011
	(in thousands)
Assets
Plan assets in other long-term assets	$227	$449

Liabilities
Current portion of pension plan liability in wages and benefits payable	2,899	2,621
Long-term portion of pension plan liability	90,533	62,449

Net pension plan benefit liability	$93,205	$64,621

Amounts in accumulated other comprehensive income (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2012	2011
	(in thousands)
Net actuarial (gain) loss	$20,676	$(3,750)
Net prior service cost	1,063	1,131
Amount included in accumulated other comprehensive income	$21,739	$(2,619)

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net actuarial (gain) loss	$24,492	$(597)	$1,710
Settlement gain (loss)	(13)	(25)	80
Plan asset (gain) loss	108	(105)	85
Amortization of net actuarial gain (loss)	(161)	85	(26)
Amortization of prior service cost	(68)	(74)	(3)
Other	—	(1)	1,228
Other comprehensive (income) loss	$24,358	$(717)	$3,074

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $1.0 million.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Service cost	$2,700	$2,512	$1,980
Interest cost	3,625	3,754	3,490
Expected return on plan assets	(331)	(322)	(295)
Amortization of unrecognized prior service costs	68	74	3
Amortization of actuarial net (gain) loss	161	(85)	26
Settlements and Other	97	25	(80)
Net periodic benefit cost	$6,320	$5,958	$5,124

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2012	2011	2010
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	3.36%	5.51%	5.35%
Expected annual rate of compensation increase	3.41%	3.38%	3.35%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.51%	5.35%	5.60%
Expected rate of return on plan assets	4.08%	4.00%	3.96%
Expected annual rate of compensation increase	3.38%	3.35%	3.24%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use three discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 2.75%, 3.25% and 3.50%, respectively. As a result of the 215 basis point decline in the weighted average discount rate used to measure our benefit obligations, the actuarial loss, which is recognized in OCI, was $24.5 million in 2012.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $90.8 million and $65.8 million at December 31, 2012 and 2011, respectively.

We have one plan in which the fair value of plan assets exceeds the plan's accumulated benefit obligation.

The total obligation and fair value of plan assets for plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

	At December 31,
	2012	2011
	(in thousands)
Projected benefit obligation	$100,357	$66,525
Accumulated benefit obligation	89,687	60,452
Fair value of plan assets	6,925	1,765

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

The fair values of our plan investments by asset category as of December 31, 2012, and 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
2012
Cash	$903	$903	$—
Insurance funds	7,658	—	7,658
Total fair value of plan assets	$8,561	$903	$7,658

2011
Cash	$860	$860	$—
Insurance funds	7,120	—	7,120
Total fair value of plan assets	$7,980	$860	$7,120

As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2013	$3,469
2014	3,895
2015	4,162
2016	4,619
2017	4,259
2018 - 2022	25,894
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

	2012	2011	2010
	(in thousands)
Stock options	$1,547	$1,445	$3,994
Restricted stock units	16,583	13,842	14,230
Unrestricted stock awards	769	469	364
ESPP	613	655	519
Total stock-based compensation	$19,512	$16,411	$19,107

Related tax benefit	$5,377	$4,478	$5,402

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At December 31, 2012, 1,383,780 shares were available for grant under the Stock Incentive Plan.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	42.1%	46.5%	48.7%
Risk-free interest rate	0.8%	1.6%	2.3%
Expected life (years)	5.1	4.9	4.6

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

A summary of our stock option activity for the years ended December 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2010	1,179	$52.93	5.90	$22,863
Granted	71	61.97			$27.18
Exercised	(148)	40.51		$4,532
Outstanding, December 31, 2010	1,102	$55.21	5.58	$10,883

Granted	113	$51.12			$21.38
Exercised	(42)	19.71		$1,283
Forfeited	(63)	58.50
Expired	(1)	7.00
Outstanding, December 31, 2011	1,109	$55.97	4.51	$2,323

Granted	196	$43.27			$16.51
Exercised	(54)	21.91		$1,078
Expired	(114)	69.37
Outstanding, December 31, 2012	1,137	$54.06	4.81	$3,815

Exercisable, December 31, 2012	899	$56.37	3.60	$3,308

Expected to vest, December 31, 2012	222	$45.49	9.35	$468

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

As of December 31, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The restricted stock units issued under the Long Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on the attainment of annual performance goals after the end of the calendar year performance period. During the year, if management determines that it is probable that the targets will be achieved, compensation expense, net of forfeitures, is recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vest and are released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period. During the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For U.S. participants who are or will become retirement eligible during either the annual performance or vesting period, compensation expense is accelerated and recognized over the greater of the performance period (one year) or through the participant’s retirement eligible date. For the 2012 performance awards, no awards became eligible for vesting as a result of minimum performance thresholds for the 2012 performance year not being met.

The following table summarizes restricted stock unit activity for the years ended December 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2010	326
Granted(2)	360	$62.45
Released	(84)		$5,733
Forfeited	(14)
Outstanding, December 31, 2010	588

Granted(2)	355	$54.71
Released	(271)		$20,413
Forfeited	(47)
Outstanding, December 31, 2011	625

Granted	464	$47.21
Released	(275)		$16,855
Forfeited	(40)
Outstanding, December 31, 2012	774

Vested but not released, December 31, 2012	27		$1,199

Expected to vest, December 31, 2012	700		$31,198

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

At December 31, 2012, unrecognized compensation expense on restricted stock units was $21.7 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2012	2011	2010
Shares of unrestricted stock granted	18,569	11,397	5,662

Weighted average grant date fair value per share	$41.43	$41.19	$64.35

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the years ended December 31:

	2012	2011	2010
Shares of stock sold to employees(1)	101,330	98,653	51,210

Weighted average fair value per ESPP award(2)	$6.29	$6.22	$9.27

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering periods during the years ended December 31.

At December 31, 2012, all compensation cost associated with the ESPP had been recognized. There were approximately 600,000 shares of common stock available for future issuance under the ESPP at December 31, 2012.
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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Defined contribution plans expense	$7,551	$7,228	$6,217

Bonus and Profit Sharing Plans and Awards
We have employee bonus and profit sharing plans in which many of our employees participate, as well as an award program, which allows for recognition of individual employees' achievements. The bonus and profit sharing plans provide award amounts for the achievement of annual performance and financial targets. Actual bonus and profit sharing award amounts are determined at the end of the year if the performance and financial targets are met. As the bonuses are being earned during the year, we estimate a compensation accrual each quarter based on the progress towards achieving the goals, the estimated financial forecast for the year, and the probability of achieving results. Bonus and profit sharing plans and award expense was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Bonus and profit sharing plans and award expense	$25,297	$28,926	$46,782
Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$11,935	$5,472	$10,486
State and local	1,387	2,045	765
Foreign	19,448	9,898	22,715
Total current	32,770	17,415	33,966

Deferred:
Federal	12,195	17,861	7,216
State and local	468	(2,099)	3,340
Foreign	(19,526)	(37,265)	(31,743)
Total deferred	(6,863)	(21,503)	(21,187)

Change in valuation allowance	88	8,518	3,195
Total provision for income taxes	$25,995	$4,430	$15,974

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes
Domestic	$167,299	$125,010	$173,032
Foreign	(31,080)	(626,776)	(48,587)
Total income (loss) before income taxes	$136,219	$(501,766)	$124,445

Expected federal income tax provision (benefit)	$47,677	$(175,618)	$43,556
Goodwill impairment	(1,905)	207,054	—
Change in valuation allowance	88	8,518	3,195
Stock-based compensation	1,787	951	1,541
Foreign earnings	(23,769)	(19,222)	(14,986)
Tax credits	(2,174)	(6,877)	(9,746)
Uncertain tax positions, including interest and penalties	(2,740)	(3,996)	(10,242)
Change in tax rates	174	(1,522)	(1,428)
State income tax provision (benefit), net of federal effect	1,242	(768)	1,968
U.S. tax provision on foreign earnings	2,370	—	279
Domestic production activities deduction	(2,612)	(4,313)	(886)
Local foreign taxes	3,635	3,525	4,140
Other, net	2,222	(3,302)	(1,417)
Total provision for income taxes	$25,995	$4,430	$15,974

Our tax provisions for 2012, 2011 and 2010 reflect benefits of lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and the benefits of certain acquisition related elections for tax purposes. During 2012 we recognized a benefit related to the release of reserves for uncertain tax positions. No foreign tax benefit was recorded for the goodwill impairment charge in 2011. During 2010 we de-recognized a reserve for an uncertain tax position due to a change in the method of depreciation for certain foreign subsidiaries.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$54,904	$61,330
Accrued expenses	32,998	27,103
Warranty reserves	16,712	21,230
Pension plan benefits expense	14,834	6,677
Equity compensation	10,501	10,526
Depreciation and amortization	9,632	9,241
Tax credits(2)	7,054	17,481
Inventory valuation	4,557	4,252
Other deferred tax assets, net	5,824	2,654
Total deferred tax assets	157,016	160,494
Valuation allowance	(29,560)	(29,953)
Total deferred tax assets, net of valuation allowance	127,456	130,541

Deferred tax liabilities
Depreciation and amortization	(59,210)	(71,889)
Tax effect of accumulated translation	(2,012)	(2,733)
Other deferred tax liabilities, net	(4,826)	(7,885)
Total deferred tax liabilities	(66,048)	(82,507)
Net deferred tax assets	$61,408	$48,034

(1)
For tax return purposes at December 31, 2012, we had U.S. federal loss carryforwards of $26.4 million that expire during the years 2021 through 2022. The remaining portion of the loss carryforwards are composed primarily of losses in various foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2012, there was a valuation allowance of $29.6 million primarily associated with foreign loss carryforwards.

(2)
For tax return purposes at December 31, 2012, we had: (1) federal and state research and development tax credits of $18.1 million, which begin to expire in 2020; (2) alternative minimum tax credits of $2.5 million that are carried forward indefinitely; and (3) general business tax credits of $5.2 million, which begin to expire in 2029.

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

Our deferred tax assets at December 31, 2012 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $21.0 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $48.8 million and $42.1 million at December 31, 2012 and 2011, respectively. Foreign taxes have been provided on these undistributed foreign earnings. We have not computed the unrecognized deferred income tax liability on these temporary differences. There are many assumptions that must be considered to calculate the liability, thereby making it impractical to compute at this time.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2010	$46,206
Gross increase to positions in prior years	2,037
Gross decrease to positions in prior years	(11,700)
Gross increases to current period tax positions	13,743
Audit settlements	(175)
Decrease related to lapsing of statute of limitations	(4,002)
Effect of change in exchange rates	(2,060)
Unrecognized tax benefits at December 31, 2010	$44,049

Gross increase to positions in prior years	2,132
Gross decrease to positions in prior years	(16,603)
Gross increases to current period tax positions	1,866
Audit settlements	—
Decrease related to lapsing of statute of limitations	(2,888)
Effect of change in exchange rates	(74)
Unrecognized tax benefits at December 31, 2011	$28,482

Gross increase to positions in prior years	299
Gross decrease to positions in prior years	(51)
Gross increases to current period tax positions	3,347
Audit settlements	(27)
Decrease related to lapsing of statute of limitations	(5,769)
Effect of change in exchange rates	152
Unrecognized tax benefits at December 31, 2012	$26,433

	At December 31,
	2012	2011	2010
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$25,852	$28,196	$32,706

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net interest and penalties expense (benefit)	$(414)	$(795)	$498

	At December 31,
	2012	2011
	(in thousands)
Accrued interest	$3,095	$3,781
Accrued penalties	3,030	2,766

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3.6 million within the next twelve months due to the expiration of the statute of limitations. At December 31, 2012, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1998
France	Subsequent to 2009
Germany	Subsequent to 2007
Brazil	Subsequent to 2006
United Kingdom	Subsequent to 2006

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act will be recognized in the first quarter of 2013.
Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Rental expense	$17,877	$18,513	$15,530

Future minimum lease payments at December 31, 2012, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2013	$17,214
2014	14,267
2015	12,120
2016	9,907
2017	8,021
Beyond 2017	2,968
Future minimum lease payments	$64,497

Rent expense is recognized straight-line over the lease term, including renewal periods if reasonably assured. We lease most of our sales and distribution locations and administrative offices. Our leases typically contain renewal options similar to the original terms with lease payments that increase based on the consumer price index.

Guarantees and Indemnifications
We are often required to obtain standby letters of credit (LOCs) or bonds in support of our obligations for customer contracts. These standby LOCs or bonds typically provide a guarantee to the customer for future performance, which usually covers the installation phase of a contract and may, on occasion, cover the operations and maintenance phase of outsourcing contracts.

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$500,000
Long-term borrowings	(140,000)	(160,000)
Standby LOCs issued and outstanding	(54,328)	(44,549)
Net available for additional borrowings and LOCs	$465,672	$295,451

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$67,308	$67,968
Standby LOCs issued and outstanding	(29,906)	(28,733)
Short-term borrowings(2)	(851)	—
Net available for additional borrowings and LOCs	$36,551	$39,235

Unsecured surety bonds in force	$164,820	$139,954

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at December 31, 2012 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against three of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), and San Diego Gas & Electric Company (San Diego), a customer of recently acquired SmartSynch, and several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, and San Diego have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The district court scheduled claim construction proceedings for February and May, 2013. The remainder of the pretrial schedule depends on the date of the final claim construction decision. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In June 2011, a lawsuit was filed in the United States District Court for the Eastern District of Texas alleging infringement of three patents owned by EON Corp. IP Holdings, LLC (EON), related to two-way communication networks, network components, and related software platforms. The complaint seeks unspecified damages as well as injunctive relief. On July 16, 2012, Itron filed a Motion to Sever and Transfer Venue (the Motion) to the Eastern District of Washington. The Court denied the Motion without prejudice, which allows us to file a new motion and provide additional evidence to the Court in support of the motion. We believe these claims are without merit and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$79,536	$51,283
New product warranties	8,735	8,305
Other changes/adjustments to warranties	4,451	50,104
Claims activity	(38,979)	(28,565)
Effect of change in exchange rates	(138)	(1,591)
Ending balance	53,605	79,536
Less: current portion of warranty	27,115	52,588
Long-term warranty	$26,490	$26,948

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties. Warranty expense for the years ended December 31 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Total warranty expense	$13,186	$49,851	$38,579

Warranty expense for the year ended December 31, 2012 reflects a $5.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements. Warranty expense for the year ended December 31, 2011 reflects a charge of $12.6 million associated with a vendor-supplied component in North America and a charge of $6.6 million resulting from the identification of a specific batch of C&I meters that were manufactured in North America with a misaligned automated solder-feeder. Warranty expense for the year ended December 31, 2011 also reflects the benefit of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010 and a warranty charge of $9.2 million related to certain products in Brazil. Warranty expense for the year ended December 31, 2010 reflects $14.4 million recorded for arbitration claims in Sweden, which were settled in the third quarter of 2010.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$24,448	$14,637
Unearned revenue for new extended warranties	8,832	11,099
Unearned revenue recognized	(1,390)	(1,233)
Effect of change in exchange rates	70	(55)
Ending balance	31,960	24,448
Less: current portion of unearned revenue for extended warranty	2,031	1,305
Long-term unearned revenue for extended warranty within Other long-term obligations	$29,929	$23,143

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

Plan costs are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Plan costs	$26,755	$24,331	$20,548

IBNR accrual, which is included in wages and benefits payable, is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
IBNR accrual	$2,552	$2,460

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

The total expected restructuring costs as of December 31, 2012 were $77.8 million, which is a decrease of approximately $7.7 million from the total expected costs at December 31, 2011. This decrease was primarily the result of gains on the dispositions of fixed assets and a correction to the amount of goodwill allocated to one of our non-core businesses sold as part of the restructuring process. In addition, expected severance costs were reduced as the result of certain employees, in positions that were eliminated under the restructuring plan, filling vacant positions within the Company.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the year ended December 31, 2012, and the remaining expected restructuring costs as of December 31, 2012 are as follows:

	Total Expected Costs at December 31, 2012	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2012	Remaining Costs to be Recognized at December 31, 2012
	(in thousands)
Employee severance costs	$47,891	$42,530	$1,666	$3,695
Asset impairments	21,351	25,144	(4,839)	1,046
Other restructuring costs	8,592	408	4,838	3,346
Total	$77,834	$68,082	$1,665	$8,087

Segments:
Energy	$55,987	$51,873	$1,317	$2,797
Water	16,127	15,321	(765)	1,571
Corporate unallocated	5,720	888	1,113	3,719
Total	$77,834	$68,082	$1,665	$8,087

Other restructuring costs include expenses to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The following table summarizes the activity within the restructuring related balance sheet accounts during the year ended December 31, 2012:

	Accrued Employee Severance	Asset Impairments & Net (Gain) Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2012	$28,168	$—	$399	$28,567
Costs incurred and charged to expense	1,666	(4,839)	4,838	1,665
Cash payments	(15,717)	—	(1,919)	(17,636)
Non-cash items	—	4,839	—	4,839
Effect of change in exchange rates	381	—	(102)	279
Ending balance, December 31, 2012	$14,498	$—	$3,216	$17,714

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. During the year-ended December 31, 2012, we adjusted the estimated impairment of certain assets and recognized gains on the sale of various asset groups. As part of the sale of a non-core business in Europe, $675,000 of goodwill was allocated to the business and charged to asset impairment restructuring expense. In addition, during the third quarter of 2012, we corrected an overstatement of $5.4 million in restructuring expense, originally recognized during the year ended December 31, 2011, for the goodwill allocated to a non-core business in North America that was sold in May 2012. See Note 5 for additional information related to the goodwill impairment correction.

The current portions of the restructuring related liability balances were $13.2 million and $25.6 million as of December 31, 2012 and 2011, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $4.5 million and $3.0 million as of

December 31, 2012 and 2011, respectively. The long term portion of the restructuring liability is classified within "Other long-term liabilities" on the Consolidated Balance Sheets.

The following table includes long-lived assets held for sale and long-lived assets held and used that were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, and the related recognized losses for the years ended December 31, 2012 and 2011:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized
	(in thousands)
2012
Long-lived assets held for sale	$3,184	$3,184	$2

2011
Long-lived assets held for sale	$898	$898	$13,151
Long-lived assets held and used	8,558	8,558	7,754
			$20,905

The fair values of the disposal groups included in long-lived assets held for sale were determined based on the estimated proceeds from their expected sales, net of estimated selling costs. The fair values of the assets held and used were based on the market approach using similar properties in the respective geography to determine an estimated sales price. Long-lived assets held for sale in 2012 consist of one asset group that includes land, a building, and building improvements. This asset group was included in long-lived assets held and used at December 31, 2011, at which time the carrying value was reduced to fair value, and an impairment charge was recognized and included in the total loss in the table above. In 2011, long-lived assets held for sale encompassed two disposal groups, each representing a business, and consisting of land, building, machinery and equipment, intangible assets, and goodwill.

Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.
Note 14:     Shareholders’ Equity
Stock Repurchase Plan
On October 24, 2011, our Board of Directors authorized a twelve-month repurchase program of up to $100 million of our common stock. On September 13, 2012, the Board approved the extension of the expiration date of the stock repurchase program until February 15, 2013, or until the aggregate limit of $100 million of outstanding common stock has been repurchased, whichever occurs first. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. For the period from the inception of the program through December 31, 2012, we repurchased $76.9 million of our common stock. We did not repurchase any stock from January 1, 2013 through February 15, 2013, when the stock repurchase program expired.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments		Net Unrealized Gain (Loss) on Nonderivative Instruments		Pension Plan Benefit Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2010	$98,165	$(8,961)		$(21,339)		$3,265	$71,130
Current period other comprehensive income (loss)	(124,191)	4,441	—	15,825	—	(2,179)	(106,104)
Balances at December 31, 2010	$(26,026)	$(4,520)		$(5,514)		$1,086	$(34,974)

Current period other comprehensive income (loss)	1,308	4,520		(8,866)		852	(2,186)
Balances at December 31, 2011	$(24,718)	$—		$(14,380)		$1,938	$(37,160)

Current period other comprehensive income (loss)	21,405	(1,689)		—		(16,940)	2,776
Balances at December 31, 2012	$(3,313)	$(1,689)		$(14,380)		$(15,002)	$(34,384)

The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$28,002	$1,101	$(121,031)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(2,725)	3,054	(4,541)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(14,278)	25,760
Net hedging (gain) loss reclassified into net income (loss)	—	4,200	11,829
Pension plan benefits liability adjustment	(24,358)	717	(3,074)
Total other comprehensive income (loss), before tax	919	(5,206)	(91,057)

Tax (provision) benefit
Foreign currency translation adjustment	(6,597)	207	(3,160)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,036	(1,145)	1,611
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	5,412	(9,935)
Net hedging (gain) loss reclassified into net income (loss)	—	(1,589)	(4,458)
Pension plan benefits liability adjustment	7,418	135	895
Total other comprehensive income (loss) tax (provision) benefit	1,857	3,020	(15,047)

Net-of-tax amount
Foreign currency translation adjustment	21,405	1,308	(124,191)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,689)	1,909	(2,930)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	(8,866)	15,825
Net hedging (gain) loss reclassified into net income (loss)	—	2,611	7,371
Pension plan benefits liability adjustment	(16,940)	852	(2,179)
Total other comprehensive income (loss), net of tax	$2,776	$(2,186)	$(106,104)

Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2012 and 2011 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$136,411	$136,411	$133,086	$133,086
Foreign exchange forwards	146	146	241	241

Liabilities
2011 credit facility
USD denominated term loan	$277,500	$275,365	$292,502	$296,856
Multicurrency revolving line of credit	140,000	138,751	160,000	163,269
Interest rate swaps	2,725	2,725	—	—
Foreign exchange forwards	114	114	222	222

The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

2011 Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6 for a further discussion of our debt.
Derivatives: See Note 7 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using Level 2 inputs.
Note 16:    Segment Information

We operate under the Itron brand worldwide and manage and report under two operating segments, Energy and Water. A transition to the new organizational structure, including changes to operations, as well as financial and management systems, was completed in the first quarter of 2012.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues
Energy	$1,651,533	$1,912,427	$1,801,342
Water	526,645	521,697	457,929
Total Company	$2,178,178	$2,434,124	$2,259,271

Gross profit
Energy	$530,396	$578,575	$541,900
Water	184,751	167,883	158,775
Total Company	$715,147	$746,458	$700,675

Operating income (loss)
Energy	$135,369	$(112,831)	$184,163
Water	59,210	(303,772)	43,611
Corporate unallocated	(43,453)	(42,580)	(43,577)
Total Company	151,126	(459,183)	184,197
Total other income (expense)	(14,907)	(42,583)	(59,752)
Income (loss) before income taxes	$136,219	$(501,766)	$124,445

For the year ended December 31, 2012, no single customer represented more than 10% of total Company or the Water operating segment revenues, and one customer accounted for more than 10% of the Energy operating segment revenues.

For the year ended December 31, 2011, no single customer represented more than 10% of total Company or the Water operating segment revenues, and one customer accounted for more than 10% of the Energy operating segment revenues.

For the year ended December 31, 2010, one customer from the Energy operating segment accounted for 11% of total Company revenues, and two customers each accounted for more than 10% of the Energy operating segment revenues. No single customer represented more than 10% of the Water operating segment revenues in 2010.

Revenues by region were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States and Canada	$1,014,739	$1,182,775	$1,168,523
Europe, Middle East, and Africa (EMEA)	878,615	899,642	803,154
Other	284,824	351,707	287,594
Total revenues	$2,178,178	$2,434,124	$2,259,271

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2012	2011	2010
	(in thousands)
United States	$98,389	$107,153	$115,499
Outside United States	156,823	155,517	183,743
Total property, plant, and equipment, net	$255,212	$262,670	$299,242

Depreciation and amortization expense associated with our segments was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Energy	$82,081	$97,135	$97,827
Water	27,324	32,313	33,376
Corporate Unallocated	66	18	2
Total Company	$109,471	$129,466	$131,205
Note 17:    Business Combinations

SmartSynch
On May 1, 2012, we completed our acquisition of 100% of SmartSynch. The acquisition was financed through borrowings on our multicurrency revolving line of credit and cash on hand. SmartSynch provides smart grid solutions that utilize cellular networks for communications. The acquisition strengthens our cellular communications offerings, and we believe the acquisition brings greater choice to utility customers across the spectrum of smart metering deployments.

The preliminary purchase price for SmartSynch was $77.7 million in cash (net of $6.7 million of cash and cash equivalents acquired). We have made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to collect information to determine the fair values of certain accrued liabilities associated with specific contracts and income taxes, which would affect goodwill. As a result, the fair values of these assets and liabilities are provisional until we are able to complete our assessment. The following reflects our preliminary allocation of purchase price as of the acquisition date, May 1, 2012:

Fair Value
(in thousands)
Current assets(1)	$12,392
Property, plant, and equipment	1,642
Intangible assets	43,400
Goodwill	46,101
Total assets acquired	103,535

Current liabilities	25,343
Long-term liabilities	465
Total liabilities assumed	25,808

Total net assets acquired	$77,727

(1)	Current assets include the fair value of accounts receivable of $6.0 million, which equals its contractual balance as it is considered fully collectible.

Intangible assets acquired were as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Core-developed technology	$15,100	7
Customer contracts and relationships	8,900	11
Total identified intangible assets subject to amortization	24,000	8
In-process research and development	19,400
Total identified intangible assets	$43,400

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

IPR&D assets acquired represent the fair value of SmartSynch research and development projects that had not yet reached technological feasibility and consist primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. These projects are expected to be completed in the next six months. Incremental costs to be incurred for these projects, currently estimated at $125,000, will be expensed as incurred in product development operating expenses. Once the projects are completed, they will be amortized over the expected life of the technology, which is expected to be seven years.

Goodwill of $46.1 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SmartSynch, as well as certain intangible assets that do not qualify for separate recognition. Based on synergies expected to be realized by the Electricity and Gas reporting units within the Energy operating segment, $36.5 million was assigned to the Electricity reporting unit and $9.6 million was assigned to the Gas reporting unit. The entire goodwill balance is expected to be deductible for income tax purposes.

Itron's acquisition related expenses of $3.0 million were recognized during the year ended December 31, 2012 and are included in general and administrative expenses.

The following table presents the revenues and net income (loss) from SmartSynch's operations that are included in our consolidated statements of operations:

May 1, 2012 - December 31, 2012
(in thousands)
Revenues	$21,808
Net income (loss)	(8,092)

The following supplemental pro forma results are based on the individual historical results of Itron and SmartSynch, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenues	$2,189,232	$2,464,326
Net income (loss)	100,994	(523,505)

The significant nonrecurring adjustments, net of the estimated tax impact, include the following:

•
Elimination from the supplemental pro forma net income of acquisition-related expenses incurred by SmartSynch prior to the acquisition and by Itron pre- and post-acquisition totaling $5.1 million for the year ended December 31, 2012.

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.
Note 18: Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per common share and stock price data)
2012
Statement of operations data:
Revenues	$571,640	$579,140	$504,063	$523,335	$2,178,178
Gross profit	183,105	196,745	171,797	163,500	715,147
Net income (loss) attributable to Itron, Inc.	25,353	31,615	35,347	15,960	108,275

Earnings (loss) per common share - Basic	$0.64	$0.79	$0.90	$0.40	$2.73
Earnings (loss) per common share - Diluted	$0.63	$0.79	$0.89	$0.40	$2.71

Stock Price:
High	48.23	45.42	45.85	45.26	48.23
Low	36.60	33.50	38.28	38.71	33.50

2011
Statement of operations data:
Revenues	$563,691	$612,401	$615,555	$642,477	$2,434,124
Gross profit	184,978	191,951	176,996	192,533	746,458
Net income (loss) attributable to Itron, Inc.	27,120	34,436	(517,082)	(54,631)	(510,157)

Earnings (loss) per common share - Basic	$0.67	$0.85	$(12.70)	$(1.35)	$(12.56)
Earnings (loss) per common share - Diluted	$0.66	$0.84	$(12.70)	$(1.35)	$(12.56)

Stock Price:
High	64.04	55.99	49.40	38.49	64.04
Low	51.12	46.68	29.50	27.52	27.52

During 2011, we incurred a goodwill impairment charge of $584.8 million. In addition, restructuring projects were approved to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $1.7 million in 2012 and $68.1 million in 2011.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2012, or in any period subsequent to such date, through the date of this report.
ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)    Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2012. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

We are in the process of upgrading our global enterprise resource planning software systems. During the quarter ended December 31, 2012, Management continued to update the design and documentation of internal control processes to supplement and complement existing internal controls and procedures relating to the implementation of an Oracle suite of financial applications for financial consolidations and management reporting during the first quarter of 2012. The implementation of these new applications resulted in changes to our internal controls over financial reporting. Management will continue to monitor, evaluate, and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.
We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 21, 2013
ITEM 9B:    OTHER INFORMATION
No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that was not reported.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013 (the 2013 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.
Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2013 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2013 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of ethics can be accessed on our website, at www.itron.com under the Investors section.
There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2013, as set forth by Item 407(c)(3) of Regulation S-K.
The section entitled “Corporate Governance” appearing in the 2013 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 11:    EXECUTIVE COMPENSATION
The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2013 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2013 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.
The section entitled “Compensation Committee Report” appearing in the 2013 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Equity Compensation Plan Information” appearing in the 2013 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.
The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2013 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance” appearing in the 2013 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2013 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES
The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2013 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV
ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements:
The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.
(a) (2) Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts
Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003 - File No. 0-22418)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.’s Current Report on Form 8-K, filed on September 7, 2011 - File No. 0-22418)

4.1
Credit Agreement dated August 5, 2011 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

4.2
Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

10.1	Form of Amended and Restated Change in Control Severance Agreement for Executive Officers. * (attached hereto)

10.2	Schedule of certain executive officers who are parties to Change in Control Severance Agreements with Itron, Inc. * (attached hereto)

10.3	First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 2, 2012 - File No. 0-22418)

10.4	Employee Agreement between Itron Holding France and Marcel Regnier. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 2, 2012 File No. 0-22418)

10.5
Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. * (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000 - File No. 0-22418)

10.6	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. * (attached hereto)

10.7	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on March 26, 2007 - File No. 0-22418)

10.8	2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

10.9	Executive Management Incentive Plan. * (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010 - File No. 0-22418)

Exhibit Number	Description of Exhibits

10.10
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.11
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.12
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.13
Form of Restricted Stock Unit Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.14
Form of Restricted Stock Unit Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.15
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s LTPP and issued under the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.3 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.16
Form of Restricted Stock Unit Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.4 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.17
Form of Restricted Stock Unit Award Notice and Agreement for Participants in France for use in connection with the Company’s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.5 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.18
Form of Long Term Performance Restricted Stock Unit (RSU) Award Notice and Agreement for U.S. Participants for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.18 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.19
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.20
Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.20 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.21
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2012 - File No. 0-22418)

10.22
Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.2 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2012 - File No. 0-22418)

10.23	Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under the Company’s 2010 Stock Incentive Plan. * (attached hereto)

Exhibit Number	Description of Exhibits

10.24	Executive Deferred Compensation Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on form 10-Q, Filed on November 1, 2011 - File No. 0-22418)

10.25	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.26	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.27
Offer Letter, dated as of August 31, 2011, between Itron, Inc. and LeRoy D. Nosbaum. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on September 7, 2011 - File No. 0-22418)

10.28
Offer Letter, dated as of November 16, 2012, between Itron, Inc. and Philip C. Mezey. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012 - File No. 0-22418)

10.29
Offer Letter, dated as of November 16, 2012, between Itron, Inc. and John W. Holleran. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012 - File No. 0-22418)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 21st day of February, 2013.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Sr. Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2013.

Signatures	Title

/s/ PHILIP C. MEZEY
Philip C. Mezey	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KIRBY A. DYESS
Kirby A. Dyess	Director

/s/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ SHARON L. NELSON
Sharon L. Nelson	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ GRAHAM M. WILSON
Graham M. Wilson	Director

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Other adjustments	Additions charged to costs and expenses	Balance at end of period noncurrent
	(in thousands)
Year ended December 31, 2012:
Deferred tax assets valuation allowance	$29,953	$(481)	$88	$29,560
Year ended December 31, 2011:
Deferred tax assets valuation allowance	$24,600	$(3,165)	$8,518	$29,953