Form 10-Q
period 2013-03-31
ITRON INC /WA/
filed 2013-05-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013 there were outstanding 39,532,515 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Revenues	$447,536	$571,640
Cost of revenues	307,413	388,535
Gross profit	140,123	183,105

Operating expenses
Sales and marketing	48,216	49,856
Product development	44,208	44,356
General and administrative	33,595	36,570
Amortization of intangible assets	10,744	11,913
Restructuring expense	1,013	789
Total operating expenses	137,776	143,484

Operating income	2,347	39,621
Other income (expense)
Interest income	1,061	193
Interest expense	(2,338)	(2,437)
Other income (expense), net	(817)	(2,176)
Total other income (expense)	(2,094)	(4,420)

Income before income taxes	253	35,201
Income tax benefit (provision)	3,243	(9,629)
Net income	3,496	25,572
Net income attributable to noncontrolling interests	926	219
Net income attributable to Itron, Inc.	$2,570	$25,353

Earnings per common share - Basic	$0.07	$0.64
Earnings per common share - Diluted	$0.06	$0.63

Weighted average common shares outstanding - Basic	39,420	39,913
Weighted average common shares outstanding - Diluted	39,770	40,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$3,496	$25,572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,300)	28,541
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(73)	—
Pension plan benefit liability adjustment	(380)	23
Total other comprehensive income (loss), net of tax	(31,753)	28,564
Total comprehensive income (loss), net of tax	(28,257)	54,136
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interest	926	219
Foreign currency translation adjustments	(5)	—
Amounts attributable to noncontrolling interest	921	219
Comprehensive income (loss) attributable to Itron, Inc.	$(29,178)	$53,917
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,561	$136,411
Accounts receivable, net	356,228	375,326
Inventories	182,454	170,719
Deferred tax assets current, net	33,152	33,536
Other current assets	111,015	104,958
Total current assets	784,410	820,950

Property, plant, and equipment, net	248,612	255,212
Deferred tax assets noncurrent, net	53,673	44,584
Other long-term assets	30,468	28,908
Intangible assets, net	221,147	238,771
Goodwill	683,215	701,016
Total assets	$2,021,525	$2,089,441

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$197,759	$227,739
Other current liabilities	51,946	49,950
Wages and benefits payable	83,567	91,802
Taxes payable	13,697	9,305
Current portion of debt	20,625	18,750
Current portion of warranty	25,150	27,115
Unearned revenue	56,174	42,712
Total current liabilities	448,918	467,373

Long-term debt	378,125	398,750
Long-term warranty	25,604	26,490
Pension plan benefit liability	87,805	90,533
Deferred tax liabilities noncurrent, net	14,156	16,682
Other long-term obligations	80,263	80,100
Total liabilities	1,034,871	1,079,928

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,299,611	1,294,213
Accumulated other comprehensive loss, net	(66,132)	(34,384)
Accumulated deficit	(264,292)	(266,862)
Total Itron, Inc. shareholders' equity	969,187	992,967
Noncontrolling interests	17,467	16,546
Total equity	986,654	1,009,513
Total liabilities and equity	$2,021,525	$2,089,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating activities
Net income	$3,496	$25,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,757	27,227
Stock-based compensation	5,096	4,198
Amortization of prepaid debt fees	414	348
Deferred taxes, net	(9,227)	(69)
Restructuring expense, non-cash	26	—
Other adjustments, net	196	863
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	8,362	20,825
Inventories	(15,944)	(10,994)
Other current assets	(6,867)	(7,261)
Other long-term assets	3,549	1,308
Accounts payable, other current liabilities, and taxes payable	(14,629)	2,953
Wages and benefits payable	(6,546)	(13,358)
Unearned revenue	13,474	9,740
Warranty	(2,098)	(3,357)
Other operating, net	(3,464)	(3,992)
Net cash provided by operating activities	595	54,003

Investing activities
Acquisitions of property, plant, and equipment	(14,765)	(12,043)
Business acquisitions, net of cash and cash equivalents acquired	(860)	(860)
Other investing, net	56	283
Net cash used in investing activities	(15,569)	(12,620)

Financing activities
Payments on debt	(18,750)	(13,750)
Issuance of common stock	1,073	978
Repurchase of common stock	(200)	(10,594)
Other financing, net	634	140
Net cash used in financing activities	(17,243)	(23,226)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,633)	3,195
Increase (Decrease) in cash and cash equivalents	(34,850)	21,352
Cash and cash equivalents at beginning of period	136,411	133,086
Cash and cash equivalents at end of period	$101,561	$154,438

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$6,890	$9,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$2,671	$10,270
Interest, net of amounts capitalized	1,867	2,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 of Itron, Inc. and its subsidiaries.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2012 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

In January 2011, we completed the acquisition of a software and consulting services company in France, which included contingent and deferred consideration amounts that were paid in the first quarter of 2012 and 2013. See Business Combinations policy below.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three to ten years for machinery and equipment, computers and software, and furniture. Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the two-step impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss amount. This second step determines the current fair values of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Asset impairments are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds less costs to sell are less than the net book value. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of the Company's goodwill balance is allocated to it based on relative fair value.

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

Share Repurchase Plan
We may repurchase up to $50 million of shares of Itron common stock under a twelve-month program, which was authorized by our Board of Directors on March 8, 2013. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the value of the repurchased shares is deducted from common stock.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $87.5 million and $74.9 million at March 31, 2013 and December 31, 2012 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $25.2 million and $24.4 million at March 31, 2013 and December 31, 2012 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For performance-based restricted stock units and unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with performance and service conditions, if vesting is probable, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, amount other items. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.

Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences, in each of the jurisdictions in which we operate, attributable to: (1) the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases; and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The calculation of our tax liabilities involves applying complex tax regulations in different jurisdictions to our tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will not be realized. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Net income available to common shareholders	$2,570	$25,353

Weighted average common shares outstanding - Basic	39,420	39,913
Dilutive effect of stock-based awards	350	303
Weighted average common shares outstanding - Diluted	39,770	40,216
Earnings per common share - Basic	$0.07	$0.64
Earnings per common share - Diluted	$0.06	$0.63

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.2 million stock-based awards were excluded from the calculation of diluted EPS for each of the three months ended March 31, 2013 and 2012, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2013 and December 31, 2012.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million of our common stock. As of March 31, 2013, we have repurchased 4,490 shares of our common stock, totaling $200,000, with $49.8 million remaining under the repurchase program. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2013	December 31, 2012
	(in thousands)
Trade receivables (net of allowance of $6,144 and $7,372)	$318,223	$329,352
Unbilled receivables	38,005	45,974
Total accounts receivable, net	$356,228	$375,326

At March 31, 2013 and December 31, 2012, $19.5 million and $20.0 million were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At March 31, 2013 and December 31, 2012, contract retainage amounts that were unbilled and classified as unbilled receivables were $7.6 million and $11.1 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At March 31, 2013, long-term unbilled receivables totaled $2.5 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months but is expected during 2014. We had no billed long-term contract retainage receivables at March 31, 2013, as we expect to collect all contract retainage receivables within the following 12 months. We had no long-term unbilled receivables or long-term contract retainage receivables at December 31, 2012.

Allowance for doubtful account activity	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$7,372	$6,049
Provision (release) of doubtful accounts, net	(904)	(60)
Accounts written-off	(105)	(239)
Effects of change in exchange rates	(219)	233
Ending balance	$6,144	$5,983

Inventories	March 31, 2013	December 31, 2012
	(in thousands)
Materials	$102,654	$92,038
Work in process	11,846	12,568
Finished goods	67,954	66,113
Total inventories	$182,454	$170,719

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $4.7 million and $5.0 million at March 31, 2013 and December 31, 2012, respectively.

Property, plant, and equipment, net	March 31, 2013	December 31, 2012
	(in thousands)
Machinery and equipment	$284,291	$287,791
Computers and software	85,958	84,980
Buildings, furniture, and improvements	141,653	146,191
Land	24,518	25,318
Construction in progress, including purchased equipment	30,108	26,097
Total cost	566,528	570,377
Accumulated depreciation	(317,916)	(315,165)
Property, plant, and equipment, net	$248,612	$255,212

Depreciation expense and capitalized interest	Three Months Ended March 31,
	2013	2012
	(in thousands)
Depreciation expense	$14,013	$15,314
Capitalized interest	43	—

In conjunction with the upgrade of our global enterprise resource planning software systems, we have capitalized $12.3 million within construction in progress. Amounts capitalized include internal labor costs and related benefits, software, third-party consulting fees, and $43,000 of interest.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	March 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$418,123	$(331,603)	$86,520	$407,024	$(332,763)	$74,261
Customer contracts and relationships	281,697	(154,042)	127,655	292,252	(154,890)	137,362
Trademarks and trade names	71,004	(64,100)	6,904	72,770	(65,090)	7,680
Other	11,092	(11,024)	68	11,094	(11,026)	68
Total intangible assets subject to amortization	781,916	(560,769)	221,147	783,140	(563,769)	219,371
In-process research and development	—		—	19,400		19,400
Total intangible assets	$781,916	$(560,769)	$221,147	$802,540	$(563,769)	$238,771

A summary of the intangible asset account activity is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, intangible assets, gross	$802,540	$749,194
Effect of change in exchange rates	(20,624)	16,518
Ending balance, intangible assets, gross	$781,916	$765,712

The balance of IPR&D as of December 31, 2012 was related to the SmartSynch acquisition on May 1, 2012, and consisted primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. Upon completion of these projects in March 2013, we performed a qualitative assessment and determined that it was more than likely that the carrying amount of IPR&D was not impaired. Accordingly, as of March 31, 2013, the carrying amount of IPR&D was reclassified as core-developed technology and will be amortized over its expected useful life of seven years based on the SmartSynch acquisition discounted cash flow valuation model.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2013 (amount remaining at March 31, 2013)	$30,901
2014	43,672
2015	35,055
2016	27,306
2017	20,295
Beyond 2017	63,918
Total intangible assets, net	$221,147

Note 5:    Goodwill

The following table reflects the goodwill balance as of March 31, 2013:

	Energy	Water	Total Company
	(in thousands)
Balance at January 1, 2013
Goodwill before impairment	$859,454	$414,394	$1,273,848
Accumulated impairment losses	(249,502)	(323,330)	(572,832)
Goodwill, net	609,952	91,064	701,016

Adjustments of previous acquisition	(197)	—	(197)
Effect of change in exchange rates	(15,174)	(2,430)	(17,604)

Balance at March 31, 2013
Goodwill before impairment	834,654	399,746	1,234,400
Accumulated impairment losses	(240,073)	(311,112)	(551,185)
Goodwill, net	$594,581	$88,634	$683,215

During the first quarter of 2013, we recorded certain purchase price allocation adjustments related to the SmartSynch acquisition, completed on May 1, 2012, which are reflected as Adjustments of previous acquisition. These adjustments affected the fair value calculation of certain accrued liabilities associated with specific contracts; however, they had no effect on our results of operations for the three months ended March 31, 2013 or for the year ended December 31, 2012. These adjustments were not material, and we have not retrospectively adjusted the comparative amounts on the Consolidated Balance Sheet as of December 31, 2012. We are continuing to collect information to determine the fair value of certain accrued liabilities, which would affect goodwill. We expect to finalize the purchase price allocation related to the SmartSynch acquisition by April 30, 2013.

Accumulated impairment losses relate to goodwill impairment charges recorded during 2011 as a result of a significant decline in the price of our shares of common stock at the end of September 2011, which reduced our aggregate market value significantly below the carrying value of our net assets as of September 30, 2011.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Credit facility:
USD denominated term loan	$273,750	$277,500
Multicurrency revolving line of credit	125,000	140,000
Total debt	398,750	417,500
Less: Current portion of debt	20,625	18,750
Long-term debt	$378,125	$398,750

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million, which was increased from $500 million in April 2012. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at March 31, 2013.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $3.8 million through June 2013, $5.6 million from September 2013 through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2013, the interest rate for both the term loan and the revolver was 1.46% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Term loan	$3,750	$3,750
Multicurrency revolving line of credit	15,000	10,000
Total credit facility repayments	$18,750	$13,750

At March 31, 2013, $125.0 million was outstanding under the credit facility revolver, and $47.8 million was utilized by outstanding standby letters of credit, resulting in $487.2 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Unamortized prepaid debt fees	$4,978	$5,367
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$185	$146

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$963	$629
Interest rate swap contracts	Other long-term obligations	1,854	2,096
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	357	114
Total liability derivatives		$3,174	$2,839

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2013	$185	$—	$185	$(156)	$—	$29

December 31, 2012	$146	$—	$146	$(135)	$—	$11

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2013	$3,174	$—	$3,174	$(156)	$—	$3,018

December 31, 2012	$2,839	$—	$2,839	$(135)	$—	$2,704

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at March 31, 2013 and December 31, 2012. None of our counterparties were individually significant at March 31, 2013 or December 31, 2012. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

OCI during the reporting periods for our derivative hedging instruments, net of tax, was as follows:

	2013	2012
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(16,069)	$(14,380)
Unrealized gain (loss) on derivative instruments	(73)	—
Net unrealized loss on hedging instruments at March 31,	$(16,142)	$(14,380)

Included in the net unrealized loss on hedging instruments at March 31, 2013 is a net derivative loss of $14.4 million, net of tax, related to our net investment hedge, which terminated in 2011. This net derivative loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $963,000. At March 31, 2013, our LIBOR based debt balance was $398.8 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2013	2012		2013	2012		2013	2012
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$(92)	$—	Interest expense	$—	$—	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 118 contracts were entered into during the three months ended March 31, 2013), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $258,000 to $11.0 million, offsetting our exposures to the euro, Saudi riyal, Canadian dollar, Australian dollar, South African rand, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Foreign exchange forward contracts	$214	$(177)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Plan assets in other long-term assets	$223	$227

Liabilities
Current portion of pension plan liability in wages and benefits payable	2,979	2,899
Long-term portion of pension plan liability	87,805	90,533

Net pension plan benefit liability	$90,561	$93,205
Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $42,000 and $321,000 to the defined benefit pension plans for the three months ended March 31, 2013 and 2012, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2013, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $564,000 to our defined benefit pension plans. We contributed $440,000 to the defined benefit pension plans for the year ended December 31, 2012.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Service cost	$981	$738
Interest cost	800	926
Expected return on plan assets	(79)	(85)
Settlements and other	(814)	—
Amortization of actuarial net loss	251	2
Amortization of unrecognized prior service costs	17	17
Net periodic benefit cost	$1,156	$1,598

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2013 and 2012. For the three months ended March 31, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock options	$473	$272
Restricted stock units	4,235	3,516
Unrestricted stock awards	197	205
ESPP	191	205
Total stock-based compensation	$5,096	$4,198

Related tax benefit	$1,364	$1,189

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2013, 509,259 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

Stock Options
Options to purchase our common stock are granted to employees and members of the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approves the grant. Options generally become exercisable in three equal annual installments beginning one year from the date of grant and generally expire 10 years from the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Dividend yield	—	—
Expected volatility	38.1%	42.7%
Risk-free interest rate	1.0%	0.9%
Expected term (years)	5.45	5.14

Expected volatility is based on a combination of the historical volatility of our common stock and the implied volatility of our traded options for the related expected term. We believe this combined approach is reflective of current and historical market conditions and is an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected life of the award. The expected life is the weighted average expected life of an award based on the period of time between the date the award is granted and the estimated date the award will be fully exercised. Factors considered in estimating the expected life include historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(13)	21.60		$280
Expired	(1)	48.51
Outstanding, March 31, 2012	1,149	$56.00	4.42	$4,638

Outstanding, January 1, 2013	1,137	$54.06	4.81	$3,815
Granted	129	42.76			$15.44
Exercised	(11)	28.92		$171
Expired	(3)	48.51
Outstanding, March 31, 2013	1,252	$53.14	5.14	$4,805

Exercisable, March 31, 2013	928	$56.63	3.59	$3,557

Expected to vest, March 31, 2013	301	$43.17	9.57	$1,157

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

As of March 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units
Certain employees, senior management, and members of the Board of Directors receive restricted stock units as a component of their total compensation. The fair value of a restricted stock unit is the market close price of our common stock on the date of grant. Restricted stock units generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the requisite service period.

Subsequent to vesting, the restricted stock units are converted into shares of our common stock on a one-for-one basis and issued to employees. We are entitled to an income tax deduction in an amount equal to the taxable income reported by the employees upon vesting of the restricted stock units.

Prior to 2013, the performance-based restricted stock units issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) were determined based on the attainment of certain performance goals after the end of the one-year performance period. During the year, if management determined that it was probable that the targets would be achieved, compensation expense, net of forfeitures, was recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vested and were released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the vesting period, unvested restricted stock units immediately vest at the date of retirement for U.S. participants who retire during that period. For the 2012 performance awards, no awards became eligible for vesting as minimum performance thresholds for the 2012 performance year were not met.

For 2013, the performance-based restricted stock units to be issued under the Performance Award Agreement are determined based on (1) our achievement of specified non-GAAP EPS targets, as established at the beginning of each year for each of the calendar years contained in the performance periods (2-year and 3-year awards) (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the performance period

(the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the 2-year and 3-year performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. Due to the presence of the TSR multiplier market condition, we utilize a Monte Carlo valuation model to determine the fair value of the awards at the grant date. This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units awarded and the resulting weighted average fair-value are as follows:

Three Months Ended March 31,
2013
Dividend yield (1)	—%
Expected volatility	39.1%
Risk-free interest rate	0.3%
Expected term (years)	2.53

Weighted-average fair value	$44.93

(1)	The valuation model assumes that dividends are reinvested by the issuing entity on a continuous basis.

Expected volatility is based on the historical volatility of our common stock for the related expected term. We believe this approach is reflective of current and historical market conditions and is an appropriate indicator of expected volatility. The risk-free interest rate is the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected term of the award. The expected term is the term of an award based on the period of time between the date of the award and the date the award is expected to vest. The expected term assumption is based upon the plan's performance period as of the date of the award. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

The following table summarizes restricted stock unit activity for the three months ended March 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2012	625
Granted(2)	374	$48.23
Released	(168)		$10,976
Forfeited	(14)
Outstanding, March 31, 2012	817

Outstanding, January 1, 2013	774
Granted(2)	237	$42.13
Released	(224)		$12,084
Forfeited	(7)
Outstanding, March 31, 2013	780

Vested but not released, March 31, 2013	29		$1,361

Expected to vest, March 31, 2013	677		$31,431

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2012 and 2013 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of March 31, 2012 and 2013, respectively.

At March 31, 2013, unrecognized compensation expense on restricted stock units was $30.3 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Shares of unrestricted stock granted	4,329	5,453

Weighted average grant date fair value per share	$45.43	$37.55

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Shares of stock sold to employees(1)	19,819	23,057

Weighted average fair value per ESPP award(2)	$6.96	$6.81

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three months ended March 31.

At March 31, 2013, all compensation cost associated with the ESPP had been recognized. There were approximately 580,000 shares of common stock available for future issuance under the ESPP at March 31, 2013.
Note 10:    Income Taxes
Our tax provisions as a percentage of income (loss) before tax typically differ from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

Our tax benefit for the first three months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a proportionate increase in projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal

Revenue Code Section 338 with respect to a foreign acquisition in 2007.  Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate.

Our tax provision in 2012 is lower than the federal statutory rate of 35% due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net interest and penalties expense	$171	$287

Accrued interest and penalties recorded are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Accrued interest	$3,139	$3,095
Accrued penalties	3,035	3,030

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$26,981	$26,433
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	26,353	25,852

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1.2 million within the next twelve months due to the expiration of the statute of limitations. At March 31, 2013, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(125,000)	(140,000)
Standby LOCs issued and outstanding	(47,772)	(54,328)
Net available for additional borrowings and LOCs	$487,228	$465,672

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$96,864	$67,308
Standby LOCs issued and outstanding	(28,056)	(29,906)
Short-term borrowings(2)	(1,537)	(851)
Net available for additional borrowings and LOCs	$67,271	$36,551

Unsecured surety bonds in force	$137,002	$164,820

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at March 31, 2013 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." TransData asserted in the re-examination proceedings that this term should be narrowly interpreted so as to preserve the validity of the patents. The court, by order of February 25, 2013, has rejected TransData's construction and adopted defendants' construction. TransData has moved for reconsideration of the order, and the defendants have moved for summary judgment of invalidity in light of the construction. The remainder of the case has been temporarily stayed pending resolution of these motions. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In June 2011, a lawsuit was filed in the United States District Court for the Eastern District of Texas alleging infringement of three patents owned by EON Corp. IP Holdings, LLC (EON), related to two-way communication networks, network components, and related software platforms. The complaint seeks unspecified damages as well as injunctive relief. Itron filed a Motion to Sever and Transfer Venue (the Motion) to the Eastern District of Washington, which the court denied in April 2013. The Court has construed key terms of two of the patents and has before it terms of the third patent as well as a motion for summary judgment of indefiniteness on the same patent. We believe these claims are without merit, and we intend to vigorously defend our interests. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which the claim is resolved.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$53,605	$79,536
New product warranties	861	2,129
Other changes/adjustments to warranties	2,027	5,831
Claims activity	(5,099)	(11,320)
Effect of change in exchange rates	(640)	1,075
Ending balance	50,754	77,251
Less: current portion of warranty	25,150	48,235
Long-term warranty	$25,604	$29,016

Total warranty expense is classified within cost of revenues and consists of new product warranties issued and other changes and adjustments to warranties. Warranty expense for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total warranty expense	$2,888	$7,960

Warranty expense decreased during the three months ended March 31, 2013, compared with the same period in 2012. Warranty expense during the three months ended March 31, 2012 reflected a charge of $1.8 million related to cell relay battery replacements in North America, as well as charges of $2.3 million related to certain products in Brazil and France.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$31,960	$24,448
Unearned revenue for new extended warranties	961	2,946
Unearned revenue recognized	(470)	(300)
Effect of change in exchange rates	(88)	46
Ending balance	32,363	27,140
Less: current portion of unearned revenue for extended warranty	2,285	1,445
Long-term unearned revenue for extended warranty within Other long-term obligations	$30,078	$25,695

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

Plan costs are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Plan costs	$4,838	$5,661

The IBNR accrual, which is included in wages and benefits payable, is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
IBNR accrual	$2,391	$2,552

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

The total expected restructuring costs as of March 31, 2013 were $75.5 million, which is a decrease of approximately $2.4 million from the total expected costs at December 31, 2012. The decrease in expected costs is a result of a majority of the restructuring projects nearing completion with lower asset impairment, exit, and severance costs incurred than had been initially estimated.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the three months ended March 31, 2013, and the remaining expected restructuring costs as of March 31, 2013 are as follows:

	Total Expected Costs at March 31, 2013	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2013	Remaining Costs to be Recognized at March 31, 2013
	(in thousands)
Employee severance costs	$47,658	$44,196	$84	$3,378
Asset impairments	20,331	20,305	26	—
Other restructuring costs	7,480	5,246	903	1,331
Total	$75,469	$69,747	$1,013	$4,709

Segments:
Energy	$52,930	$53,190	$(1,150)	$890
Water	16,042	14,556	609	877
Corporate unallocated	6,497	2,001	1,554	2,942
Total	$75,469	$69,747	$1,013	$4,709

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

The following table summarizes the activity within the restructuring related balance sheet accounts during the three months ended March 31, 2013:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2013	$14,498	$—	$3,216	$17,714
Costs incurred and charged to expense	84	26	903	1,013
Cash payments	(2,190)	—	(432)	(2,622)
Non-cash items	—	(26)	—	(26)
Effect of change in exchange rates	(472)	—	(8)	(480)
Ending balance, March 31, 2013	$11,920	$—	$3,679	$15,599

The current portions of the restructuring related liability balances were $11.9 million and $13.2 million as of March 31, 2013 and December 31, 2012, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $3.7 million and $4.5 million as of March 31, 2013 and December 31, 2012, respectively. The long-term portion of the restructuring liability is classified within "Other long-term liabilities" on the Consolidated Balance Sheets.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

The following table includes assets that were measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, and the related losses recognized during the period:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized in Period
	(in thousands)
March 31, 2013
Long-lived assets held for sale	$3,064	$3,064	$—

December 31, 2012
Long-lived assets held for sale	$3,184	$3,184	$2

The fair values of the disposal groups included in long-lived assets held for sale were determined based on the estimated proceeds from their expected sales, net of estimated selling costs. Long-lived assets held for sale at March 31, 2013 and December 31, 2012 consist of one asset group that includes land, a building, and building improvements.

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
Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(27,447)	$28,702
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(92)	—
Pension plan benefits liability adjustment	(546)	19
Total other comprehensive income (loss), before tax	(28,085)	28,721

Tax (provision) benefit
Foreign currency translation adjustment	(3,848)	(161)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	19	—
Pension plan benefits liability adjustment	166	4
Total other comprehensive income (loss) tax (provision) benefit	(3,663)	(157)

Net-of-tax amount
Foreign currency translation adjustment	(31,295)	28,541
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(73)	—
Pension plan benefits liability adjustment	(380)	23
Total other comprehensive income (loss), net of tax	$(31,748)	$28,564

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2012	$(24,718)	$—	$(14,380)	$1,938	$(37,160)
OCI before reclassifications	28,541	—	—	—	28,541
Amounts reclassified from AOCI	—	—	—	23	23
Total other comprehensive income (loss)	28,541	—	—	23	28,564
Balances at March 31, 2012	$3,823	$—	$(14,380)	$1,961	$(8,596)

Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(31,295)	(73)	—	(566)	(31,934)
Amounts reclassified from AOCI	—	—	—	186	186
Total other comprehensive income (loss)	(31,295)	(73)	—	(380)	(31,748)
Balances at March 31, 2013	$(34,608)	$(1,762)	$(14,380)	$(15,382)	$(66,132)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI for the Three Months Ended March 31,(1)		Affected Line Item in the Income Statement
	2013	2012
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(17)	$(17)	(2)
Actuarial losses	(251)	(2)	(2)
Total, before tax	(268)	(19)	Income before income taxes
Tax benefit (provision)	82	(4)	Income tax provision
Total, net of tax	(186)	(23)	Net income

Total reclassifications for the period, net of tax	$(186)	$(23)	Net income

(1)	Amounts in parenthesis indicate debits to the Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Note 14:    Fair Values of Financial Instruments

The fair values at March 31, 2013 and December 31, 2012 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$101,561	$101,561	$136,411	$136,411
Foreign exchange forwards	185	185	146	146

Liabilities
Credit facility
USD denominated term loan	$273,750	$271,862	$277,500	$275,365
Multicurrency revolving line of credit	125,000	123,996	140,000	138,751
Interest rate swaps	2,817	2,817	2,725	2,725
Foreign exchange forwards	357	357	114	114

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

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function will be managed under three operating segments - Electricity, Gas, and Water. At the same time, product development and operations will be centralized and managed on a global basis. Although certain management positions of the new operating segments have been identified, the transition to the new organizational structure is ongoing, and we are currently assessing the implications to our operational and financial reporting systems.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues
Energy	$312,678	$437,747
Water	134,858	133,893
Total Company	$447,536	$571,640

Gross profit
Energy	$95,554	$134,603
Water	44,569	48,502
Total Company	$140,123	$183,105

Operating income (loss)
Energy	$480	$38,164
Water	12,575	15,937
Corporate unallocated	(10,708)	(14,480)
Total Company	2,347	39,621
Total other income (expense)	(2,094)	(4,420)
Income before income taxes	$253	$35,201

For the three months ended March 31, 2013, no single customer represented more than 10% of the total Company, the Energy operating segment, or the Water operating segment revenues.

For the three months ended March 31, 2012, one customer from the Energy operating segment accounted for 11% of the total Company revenues, and two customers each accounted for more than 10% of the Energy operating segment revenues. No single customer accounted for more than 10% of the Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
United States and Canada	$177,206	$284,587
Europe, Middle East, and Africa	211,895	220,956
Other	58,435	66,097
Total revenues	$447,536	$571,640

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Energy	$18,471	$20,656
Water	6,269	6,556
Corporate Unallocated	17	15
Total Company	$24,757	$27,227
Note 16:    Subsequent Event

Stock Repurchases
Subsequent to March 31, 2013, we repurchased 65,339 shares of our common stock under the stock repurchase program authorized by the Board of Directors on March 8, 2013. The average price paid per share was $43.34.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 22, 2013.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on customers' acceptance of new products and their performance, 5) competition, 6) changes in domestic and international laws and regulations, 7) changes in foreign currency exchange rates and interest rates, 8) international business risks, 9) our own and our customers' or suppliers' access to and cost of capital, 10) future business combinations, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 22, 2013.

Results of Operations

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

We have two operating segments. The Energy operating segment includes our global electricity and gas products, while the Water operating segment includes our global water and heat products.

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function will be managed under three operating segments - Electricity, Gas, and Water. At the same time, product development and operations will be centralized and managed on a global basis. Although certain management positions of the new operating segments have been identified, the transition to the new organizational structure is ongoing, and we are currently assessing the implications to our operational and financial reporting systems.

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

Overview

Revenues for the three months ended March 31, 2013 were $448 million, compared with $572 million in the same period last year. The decrease in 2013 was the result of significantly lower revenues in the Energy segment, partially offset by a 1% increase in the Water segment. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $5 million for the three months ended March 31, 2013. Gross margin for the first quarter of 2013 was 31.3%, compared with gross margin of 32.0% for the same period in 2012. Lower volumes and unfavorable product mix in 2013 had a negative impact on gross margin.

Our tax benefit for the first three months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a proportionate increase in projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate. During the first quarter of 2012, we had a tax provision of 27.4%, based on a percentage of income (loss) before tax, which included minimal discrete benefits.

Total backlog was $1.0 billion and twelve-month backlog was $565 million at March 31, 2013.

On March 8, 2013, our Board of Directors authorized a twelve-month repurchase program of up to $50 million of our common stock. During the three months ended March 31, 2013, we repurchased 4,490 shares of our common stock for $200,000. Subsequent to March 31, 2013, we repurchased 65,339 shares of our common stock for $2.8 million.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Revenues	$447,536	$571,640	(22)%
Gross Profit	$140,123	$183,105	(23)%
Gross Margin	31.3%	32.0%

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues by Region
United States and Canada (North America)	$177,206	$284,587
Europe, Middle East, and Africa (EMEA)	211,895	220,956
Other	58,435	66,097
Total revenues	$447,536	$571,640

Revenues
Revenues decreased $124.1 million, or 22%, for the three months ended March 31, 2013, compared with the same period in 2012. This decrease was due to the substantial completion of four of our five largest OpenWay projects in 2012, lower gas module shipments in North America, and lower Energy product shipments in EMEA, the combination of which was partially offset by a slight increase in Water revenues. The net translation effect of our operations denominated in foreign currencies resulted in an unfavorable impact to revenues of $5.0 million in 2013. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the first quarter of 2013, while one customer, BC Hydro and Power Authority, accounted for 11% of total Company revenues during the first quarter of 2012. Our 10 largest customers accounted for 20% and 33% of total revenues during the first quarters of 2013 and 2012, respectively.

Gross Margins
Gross margin for the first quarter of 2013 was 31.3%, compared with gross margin of 32.0% for the same period in 2012. The decline over the prior year was due primarily to lower volumes, partially offset by benefits from manufacturing efficiencies and lower warranty costs, in the Energy operating segment and an increase in professional services, which have lower margins, and unfavorable product mix in the Water operating segment. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2013	2012
	(units in thousands)
Meters
Standard	4,440	4,880
Advanced and smart	1,630	2,250
Total meters	6,070	7,130

Stand-alone communication modules
Advanced and smart	1,340	1,590

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended March 31,
	2013	2012	% Change
Segment Revenues	(in thousands)
Energy
Electricity	$175,763	$284,460	(38)%
Gas	136,915	153,287	(11)%
Total Energy	312,678	437,747	(29)%
Water	134,858	133,893	1%
Total revenues	$447,536	$571,640	(22)%

	Three Months Ended March 31,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Energy	$95,554	30.6%	$134,603	30.7%
Water	44,569	33.0%	48,502	36.2%
Total gross profit and margin	$140,123	31.3%	$183,105	32.0%

	Three Months Ended March 31,
	2013		2012
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Energy	$480	—%	$38,164	9%
Water	12,575	9%	15,937	12%
Corporate unallocated	(10,708)		(14,480)
Total Company	$2,347	1%	$39,621	7%

Energy:

Revenues - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Electricity revenues decreased $108.7 million, or 38%, for the three months ended March 31, 2013, compared with the same period in 2012. Revenues in 2013 were lower primarily due to $120.9 million in scheduled decreases in our five largest OpenWay projects in North America, $2.8 million in decreased product shipments in Latin America, and $3.5 million for the currency translation effect of our operations denominated in foreign currencies. These decreases were partially offset by $15.0 million in increased revenues from sources other than the five largest OpenWay projects in North America.

Gas revenues decreased $16.4 million, or 11%, for the three months ended March 31, 2013, compared with the same period in 2012, primarily as the result of $10.4 million in lower product sales in EMEA and $4.8 million in lower product sales and services in North America. The translation effect into U.S. dollars of our operations denominated in foreign currencies had no significant impact on our gas revenues.

No single customer accounted for more than 10% of the Energy operating segment revenues during the first quarter of 2013, while two customers each accounted for more than 10% of the Energy operating segment revenues during the first quarter of 2012.

Gross Margin - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Energy gross margin was 30.6% for the three months ended March 31, 2013, compared with 30.7% for the same period in 2012. During the first quarter of 2013, gross margin decreased slightly over the prior year as benefits from efficiencies from our restructuring projects and lower warranty costs were offset by the impact of lower volumes.

Operating Expenses - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Energy operating expenses decreased $1.4 million, or 1.4%, for the three months ended March 31, 2013, compared with the same period in 2012, primarily due to lower restructuring costs and the favorable foreign currency translation impact of $0.9 million. Operating expenses as a percentage of revenues were 30% for the three months ended March 31, 2013, compared with 22% for the same period in 2012.

Water:

Revenues - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Revenues increased $1.0 million, or 1%, for the three months ended March 31, 2013, compared with the same period last year. Excluding the translation effect of a stronger U.S. dollar against most foreign currencies in the first quarter of 2013, as compared with the first quarter of 2012, revenues increased 2%. The increase was driven primarily by $4 million in higher service revenues in North America, partially offset by lower product shipments in Latin America.

No single customer represented more than 10% of the Water operating segment revenues during the first quarter of 2013 and 2012.

Gross Margin - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Water gross margin decreased to 33.0% for the three months ended March 31, 2013, compared with 36.2% for the same period last year, primarily as a result of an increase in professional services in North America, which have a lower gross margin, and unfavorable product mix in other regions.

Operating Expenses - Three months ended March 31, 2013 vs. Three months ended March 31, 2012
Operating expenses for the three months ended March 31, 2013 decreased by $571,000 over the first quarter of 2012, primarily as the result of lower sales and marketing and general and administrative expenses and scheduled decreases in amortization of intangible assets, partially offset by $1 million in increased product development costs.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses were lower by $3.8 million in the three months ended March 31, 2013, primarily due to certain costs incurred in 2012, including costs for the SmartSynch acquisition of $2.0 million, management training and development costs, and for preliminary planning costs for our global enterprise resource planning (ERP) software initiative.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2013	$447	$1,029	$565
December 31, 2012	467	1,035	568
September 30, 2012	459	1,079	592
June 30, 2012	447	1,122	637
March 31, 2012	488	1,221	760

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Energy	Water
	(in millions)
March 31, 2013	$447	$305	$142
December 31, 2012	467	345	122
September 30, 2012	459	341	118
June 30, 2012	447	330	117
March 31, 2012	488	341	147

Operating Expenses

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
Sales and marketing	$48,216	11%	$49,856	9%
Product development	44,208	10%	44,356	8%
General and administrative	33,595	8%	36,570	6%
Amortization of intangible assets	10,744	2%	11,913	2%
Restructuring	1,013	—%	789	—%
Total operating expenses	$137,776	31%	$143,484	25%

Operating expenses decreased $5.7 million for the three months ended March 31, 2013, primarily due to certain costs incurred in 2012, including costs for the SmartSynch acquisition of $2.0 million, management training and development costs, and for preliminary planning costs for our global enterprise resource planning (ERP) software initiative. In addition, 2013 includes a scheduled decrease in amortization of intangible assets of $1.2 million and the favorable impact from foreign currency translation of $1.0 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest income	$1,061	$193
Interest expense	(1,925)	(2,089)
Amortization of prepaid debt fees	(413)	(348)
Other income (expense), net	(817)	(2,176)
Total other income (expense)	$(2,094)	$(4,420)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income in the three months ended March 31, 2013 includes interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense declined due to a lower balance of outstanding debt on our credit facility. Average total debt outstanding was $416.7 million and $445.7 million for the quarters ended March 31, 2013 and March 31, 2012, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended March 31, 2013 increased from the same period in 2012 due to fees paid in the second quarter of 2012 associated with the increase in the principal amount of the multicurrency revolving line of credit. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $594,000 for the three months ended March 31, 2013, compared with net foreign currency losses of $1.0 million in the same period in 2012.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating activities	$595	$54,003
Investing activities	(15,569)	(12,620)
Financing activities	(17,243)	(23,226)
Effect of exchange rates on cash and cash equivalents	(2,633)	3,195
Increase (decrease) in cash and cash equivalents	$(34,850)	$21,352

Cash and cash equivalents was $101.6 million at March 31, 2013, compared with $136.4 million at December 31, 2012.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2013 was $53.4 million lower, compared with the same period in 2012. This decline was primarily due to (1) a decrease in net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, and other adjustments, of $33.4 million and (2) a larger increase in working capital, primarily as a result of cash outflows for accounts payable, in 2013 as compared to 2012.

Investing activities
Cash used in investing activities during the three months ended March 31, 2013 was $2.9 million higher, compared with the same period in 2012, primarily due to an increase in acquisitions of property, plant, and equipment.

Financing activities
Net cash used in financing activities during the three months ended March 31, 2013 was $6.0 million lower, compared with the same period in 2012, as a result of a decrease of $10.4 million in repurchases of our common stock in 2013. This decrease was partially offset by increased repayments of debt in 2013. During the first three months of 2013, we made payments on debt of $18.8 million, compared to $13.8 million during the same period in 2012. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2013 was a decrease of $2.6 million, compared with an increase of $3.2 million for the same period in 2012.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2013 and December 31, 2012 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $335.5 million at March 31, 2013, compared with $353.6 million at December 31, 2012.

Borrowings
In August 2011, we entered into a senior secured credit facility (the credit facility). The credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million.

At March 31, 2013, $125.0 million was outstanding under the revolver, and $47.8 million was utilized by outstanding standby letters of credit, resulting in $487.2 million available for additional borrowings.

For further description of the term loan and the revolver under our credit facility, refer to Item 1: “Financial Statements, Note 6: Debt.”

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2011 credit facility, refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Share Repurchase
On March 8, 2013, our Board of Directors authorized a repurchase program of up to $50 million of our common stock through March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended March 31, 2013, we repurchased 4,490 shares of our common stock, totaling $200,000, resulting in $49.8 million remaining under the repurchase program. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011, and we expect to substantially complete these projects by the end of 2013.

Total expected costs decreased by approximately $2,365,000 to $75.5 million during the first quarter. A substantial portion of the total expected charges was recognized in the fourth quarter of 2011, and $15.6 million was accrued at March 31, 2013, of which $11.9 million is expected to be paid over the next 12 months. We began to realize benefits from our restructuring projects in 2012, and we expect full realization of cost savings by the end of 2013 and into 2014. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond 2013. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $500,000 in state taxes and $19.9 million in local and foreign taxes in 2013. We do not expect to make any payments for U.S. federal taxes in 2013. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

As of March 31, 2013, there was $34.1 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated, if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act were recognized in the first quarter of 2013.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $18.5 million of our consolidated cash balance at March 31, 2013 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2013 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at March 31, 2013 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by unforeseen changes in the energy and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 22, 2013, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

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

Income Taxes
The calculation of our annual estimated effective tax rate requires significant judgment and is subject to several factors, including fluctuations in the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit.
We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the two-step impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss amount. This second step determines the current fair values of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by U.S. generally accepted accounting principles. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use three discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 2.75%, 3.25% and 3.50%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2012 was 3.36%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $4.0 million. The financial and actuarial assumptions used at December 31, 2012 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2013.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three months ended March 31, 2013, we accrued $5.3 million for such awards, compared with $6.6 million for the same period in 2012. Awards are typically distributed in the first quarter of the following year.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. The fair value of restricted stock units with a market condition is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and the expected term. In valuing our stock options and restricted stock units with a market condition, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock for companies comprising the market index within the market condition. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units without a market condition and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2013. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2013 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2013.

	2013	2014	2015	2016	2017	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$15,000	$26,250	$30,000	$202,500	$—	$273,750	$271,862
Average interest rate	1.49%	1.60%	1.83%	2.20%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$125,000	$—	$125,000	$123,996
Average interest rate	1.49%	1.60%	1.83%	2.20%	—%

Interest rate swap on LIBOR based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	1.00%
Average interest rate (Receive)	0.27%	0.35%	0.58%	0.95%
Net/Spread	(0.73)%	(0.65)%	(0.42)%	(0.05)%

Based on a sensitivity analysis as of March 31, 2013, we estimate that, if market interest rates average one percentage point higher in 2013 than in the table above, our financial results in 2013 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 64% of total revenues for the three months ended March 31, 2013 compared with 56% for the same period in 2012.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 118 contracts were entered into during the three months ended March 31, 2013) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $258,000 to $11.0 million, offsetting our exposures from the euro, Saudi riyal, Canadian dollar, Australian dollar, South African rand, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At March 31, 2013, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. While we are continuing the process of upgrading our global enterprise resource software systems and information technology infrastructure, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the first quarter of 2013.

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2013 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 22, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 through January 31	—	$—	—	$23,131
February 1 through February 28	—	—	—	—
March 1 through March 31	4,490	44.51	4,490	49,800
Total	4,490	$44.51	4,490

(1)
On October 24, 2011, our Board of Directors authorized a repurchase program of up to $100 million of our common stock (2011 Repurchase Program). We repurchased $76.9 million of our common stock during the effective period of this program, which ended on February 15, 2013.

On March 8, 2013, the Board authorized a new twelve-month repurchase program of up to $50 million of our common stock (2013 Repurchase Program).
Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of the 2011 and 2013 Repurchase Programs.

(2)	Includes commissions.

Subsequent to March 31, 2013, we repurchased 65,339 shares of our common stock under the 2013 Repurchase Program. The average price paid per share was $43.34.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2013 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Unit (RSU) Award Notice and Agreement for All Participants (excluding France) for use in connection with the Company's 2010 Stock Incentive Plan.

10.2	Form of RSU Award Notice and Agreement for Participants in France for use in connection with the Company's 2010 Stock Incentive Plan.

10.3	Form of RSU Award Notice and Agreement for Non-employee Directors for use in connection with the Company's 2010 Stock Incentive Plan.

10.4	Form of Long-Term Performance RSU Notice and Agreement for U.S. Participants for use in connection with the Company’s 2010 Stock Incentive Plan.

10.5	Form of Long-Term Performance RSU Notice and Agreement for Participants in France for use in connection with the Company’s 2010 Stock Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

May 2, 2013	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer